Form 10-Q
period 2013-08-31
LENNAR CORP /NEW/
filed 2013-10-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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
Common stock outstanding as of September 30, 2013:
Class A 163,111,599
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2013 (1)	2012 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$433,943	1,146,867
Restricted cash	17,845	8,096
Receivables, net	58,609	53,745
Inventories:
Finished homes and construction in progress	2,321,797	1,625,048
Land and land under development	3,734,380	3,119,804
Consolidated inventory not owned	472,754	326,861
Total inventories	6,528,931	5,071,713
Investments in unconsolidated entities	755,253	565,360
Other assets	957,848	956,070
	8,752,429	7,801,851
Rialto Investments:
Cash and cash equivalents	72,024	105,310
Defeasance cash to retire notes payable	78,032	223,813
Loans receivable, net	328,667	436,535
Loans held-for-sale	244,666	—
Real estate owned, held-for-sale	198,609	134,161
Real estate owned, held-and-used, net	440,656	601,022
Investments in unconsolidated entities	125,263	108,140
Other assets	66,223	38,379
	1,554,140	1,647,360
Lennar Financial Services	709,024	912,995
Total assets	$11,015,593	10,362,206

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

As of August 31, 2013, total assets include $1,466.5 million related to consolidated VIEs of which $12.7 million is included in Lennar Homebuilding cash and cash equivalents, $2.3 million in Lennar Homebuilding receivables, net, $1.8 million in Lennar Homebuilding finished homes and construction in progress, $95.0 million in Lennar Homebuilding land and land under development, $244.0 million in Lennar Homebuilding consolidated inventory not owned, $15.8 million in Lennar Homebuilding investments in unconsolidated entities, $214.9 million in Lennar Homebuilding other assets, $46.9 million in Rialto Investments cash and cash equivalents, $78.0 million in Rialto Investments defeasance cash to retire notes payable, $268.4 million in Rialto Investments loans receivable, net, $122.7 million in Rialto Investments real estate owned, held-for-sale, $359.0 million in Rialto Investments real estate owned, held-and-used, net $0.7 million in Rialto Investments in unconsolidated entities and $4.3 million in Rialto Investments other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2013 (2)	2012 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$270,401	220,690
Liabilities related to consolidated inventory not owned	398,077	268,159
Senior notes and other debts payable	4,624,614	4,005,051
Other liabilities	707,633	635,524
	6,000,725	5,129,424
Rialto Investments:
Notes payable and other liabilities	391,071	600,602
Lennar Financial Services	453,111	630,972
Total liabilities	6,844,907	6,360,998
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2013 and November 30, 2012 - 300,000,000 shares; Issued: August 31, 2013 - 174,827,991 shares and November 30, 2012 -172,397,149 shares	17,483	17,240
Class B common stock of $0.10 par value; Authorized: August 31, 2013 and November 30, 2012 - 90,000,000 shares; Issued: August 31, 2013 - 32,982,815 shares and November 30, 2012 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,411,675	2,421,941
Retained earnings	1,897,579	1,605,131
Treasury stock, at cost; August 31, 2013 - 11,708,564 Class A common stock and 1,679,620 Class B common stock; November 30, 2012 - 12,152,816 Class A common stock and 1,679,620 Class B common stock	(615,889)	(632,846)
Total stockholders’ equity	3,714,146	3,414,764
Noncontrolling interests	456,540	586,444
Total equity	4,170,686	4,001,208
Total liabilities and equity	$11,015,593	10,362,206

(2)
As of August 31, 2013, total liabilities include $499.6 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.2 million is included in Lennar Homebuilding accounts payable, $193.1 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $164.7 million in Lennar Homebuilding senior notes and other debts payable, $5.4 million in Lennar Homebuilding other liabilities and $133.2 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Revenues:
Lennar Homebuilding	$1,461,626	955,800	3,611,414	2,388,321
Lennar Financial Services	112,638	106,764	327,614	263,574
Rialto Investments	27,808	37,194	79,114	102,874
Total revenues	1,602,072	1,099,758	4,018,142	2,754,769
Costs and expenses:
Lennar Homebuilding	1,245,638	850,432	3,132,882	2,167,019
Lennar Financial Services	89,146	81,441	258,848	212,021
Rialto Investments	34,167	46,396	94,243	109,964
Corporate general and administrative	37,619	32,286	102,742	88,296
Total costs and expenses	1,406,570	1,010,555	3,588,715	2,577,300
Lennar Homebuilding equity in earnings (loss) unconsolidated entities	10,345	(5,991)	22,939	(14,289)
Lennar Homebuilding other income (expense), net	(1,294)	(5,406)	286	11,419
Other interest expense	(22,230)	(22,659)	(73,370)	(71,311)
Rialto Investments equity in earnings from unconsolidated entities	5,199	13,551	15,877	37,578
Rialto Investments other income (expense), net	1,837	(10,063)	9,810	(23,675)
Earnings before income taxes	189,359	58,635	404,969	117,191
(Provision) benefit for income taxes	(67,205)	12,776	(83,059)	416,621
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$122,154	71,411	321,910	533,812
Less: Net earnings (loss) attributable to noncontrolling interests (1)	1,492	(15,698)	6,320	(20,968)
Net earnings attributable to Lennar	$120,662	87,109	315,590	554,780
Basic earnings per share	$0.62	0.46	1.64	2.93
Diluted earnings per share	$0.54	0.40	1.42	2.56
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12
Comprehensive earnings attributable to Lennar	$120,662	87,109	315,590	554,780
Comprehensive earnings (loss) attributable to noncontrolling interests	$1,492	(15,698)	6,320	(20,968)

(1)
Net earnings (loss) attributable to noncontrolling interests for the three and nine months ended August 31, 2013 includes ($0.8) million and $4.6 million, respectively, of net earnings (loss) attributable to noncontrolling interests related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings (loss) attributable to noncontrolling interests for the three and nine months ended August 31, 2012 includes ($13.4) million and ($14.6) million, respectively, of net earnings (loss) attributable to noncontrolling interests related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2013	2012
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$321,910	533,812
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash used in operating activities:
Depreciation and amortization	21,683	20,368
Amortization of discount/premium on debt, net	17,641	16,107
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(22,939)	14,289
Distributions of earnings from Lennar Homebuilding unconsolidated entities	718	1,005
Rialto Investments equity in earnings from unconsolidated entities	(15,877)	(37,578)
Distributions of earnings from Rialto Investments unconsolidated entities	648	6,324
Share based compensation expense	23,527	24,181
Tax benefit from share-based awards	11,053	2,479
Excess tax benefits from share-based awards	(10,148)	(1,572)
Deferred income tax (benefit) expense	67,938	(422,418)
Gains on retirement of Lennar Homebuilding other debts payable	(1,000)	(988)
Loss on partial redemption of Lennar Homebuilding senior notes	—	6,510
Unrealized and realized gains on Rialto Investments real estate owned	(38,056)	(12,519)
Impairments of Rialto Investments loans receivable and REO	23,970	30,156
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	6,086	12,671
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(7,476)	5,626
Decrease in receivables	31,815	48,949
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,469,381)	(554,873)
Increase in other assets	(17,616)	(25,422)
Increase in Rialto Investments loans held-for-sale	(244,137)	—
Decrease (increase) in Lennar Financial Services loans held-for-sale	156,799	(119,929)
Increase (decrease) in accounts payable and other liabilities	125,103	(37,685)
Net cash used in operating activities	(1,017,739)	(490,507)
Cash flows from investing activities:
Net additions of operating properties and equipment	(4,931)	(3,201)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(60,353)	(55,687)
Distributions of capital from Lennar Homebuilding unconsolidated entities	155,011	26,538
Investments in and contributions to Rialto Investments unconsolidated entities	(41,483)	(28,722)
Distributions of capital from Rialto Investments unconsolidated entities	39,837	83,368
Decrease in Rialto Investments defeasance cash to retire notes payable	145,781	33,411
Receipts of principal payments on Rialto Investments loans receivable	49,560	52,913
Proceeds from sales of Rialto Investments real estate owned	182,220	121,848
Improvements to Rialto Investments real estate owned	(7,862)	(10,288)
Purchases of loans receivables	(5,450)	—
Purchases of Lennar Homebuilding investments available-for-sale	(28,708)	(7,224)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	2,486	10,853
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(706)	3,114
Purchases of Lennar Financial Services investment securities	(21,504)	(5,205)
Proceeds from maturities of Lennar Financial Services investment securities	30,146	19,232
Net cash provided by investing activities	$434,044	240,950

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2013	2012
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$100,000	—
Net repayments under Lennar Financial Services debt	(167,710)	(52,420)
Borrowings under Rialto Investments warehouse repurchase facility	133,103	—
Proceeds from senior notes	500,000	400,000
Proceeds from convertible senior notes	—	50,000
Redemption of senior notes	(63,001)	(210,862)
Debt issuance costs	(5,189)	(4,814)
Principal repayments on Rialto Investments notes payable	(360,956)	(170,889)
Proceeds from other borrowings	76,966	31,561
Principal payments on other borrowings	(187,648)	(58,929)
Exercise of land option contracts from an unconsolidated land investment venture	(27,329)	(48,242)
Receipts related to noncontrolling interests	579	1,046
Payments related to noncontrolling interests	(174,853)	(480)
Excess tax benefits from share-based awards	10,148	1,572
Common stock:
Issuances	33,945	16,323
Repurchases	(191)	—
Dividends	(23,142)	(22,755)
Net cash used in financing activities	(155,278)	(68,889)
Net decrease in cash and cash equivalents	(738,973)	(318,446)
Cash and cash equivalents at beginning of period	1,310,743	1,163,604
Cash and cash equivalents at end of period	$571,770	845,158
Summary of cash and cash equivalents:
Lennar Homebuilding	$433,943	692,004
Lennar Financial Services	65,803	80,475
Rialto Investments	72,024	72,679
	$571,770	845,158
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$254,317	7,612
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	91,554
Non-cash purchases of investments available-for-sale	$—	12,520
Purchases of inventories and other assets financed by sellers	$126,148	53,159
Non-cash reduction of equity due to purchase of noncontrolling interest	$103,391	—
Non-cash purchase of noncontrolling interests	$63,500	—
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$53,849	160,754

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K, as amended, for the year ended November 30, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year.
Rialto Management Fees Revenue
The Rialto Investments segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to the Rialto Investments segment are included in Rialto Investments revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of drawn commitments less the portion of such drawn commitments utilized to acquire investments that have been sold (in whole or in part) or liquidated (except to the extent such drawn commitments are subsequently reinvested in other investments) or completely written off. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized at the end of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. The Company believes the way it records Rialto Investments' management fees revenue is a significant accounting policy because it represents a significant portion of the Rialto Investments segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Rialto Mortgage Finance
Loans held-for-sale and Derivative Instruments – The originated mortgage loans are classified as Loans held-for-sale on the condensed consolidated balance sheet and are recorded at fair value. The Company elected the fair value option for its loans held-for-sale in accordance with ASC Topic 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans and the derivative instruments are reflected in Rialto Investments' revenues in the accompanying condensed consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded within Rialto Investments' revenues in the accompanying condensed consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales.
In the normal course of business, the Company uses derivative financial instruments as a hedge to these loans during the period from when the Company has originated the loan until the time in which the loan is sold. These derivatives are used for risk management purposes to reduce its exposure to fluctuations in mortgage-related interest rates as well as lessen its credit risk. The Company hedges its interest rate exposure by entering into interest rate swap futures which had a notional outstanding balance of $195.7 million as of August 31, 2013. Credit exposure is managed at a portfolio level by entering into credit default swaps. As of August 31, 2013, Rialto had a notional outstanding balance of $170.0 million, consisting of both single “A”, “AAA” and “BBB” rated CMBX swaps. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company believes the way it records Rialto Investments' revenues related to its loans held-for-sale is a significant accounting policy because while it currently represents a small portion of the Rialto Investments' revenues, it is expected to continue to grow in the future as the segment grows its mortgage finance business.
Reclassifications/Revisions
Subsequent to the issuance of the November 30, 2012 consolidated financial statements, the Company determined it needed to revise its disclosures and presentations with respect to the supplemental financial information included in Note 17 and filed an amended Form 10-K for the year ended November 30, 2012 and Form 10-Q for the three months ended February 28, 2013. These revisions did not affect the Company's consolidated financial statements and relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Supplemental Consolidating Financial Statements that are presented as supplemental information. As such, the supplemental financial information included in Note 17 has been revised for the three and nine months ended August 31, 2012.
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2013 presentation. These reclassifications had no impact on the Company's results of operations.
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
Operations of the Lennar Financial Services segment include mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.
Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's Real Estate Funds, fees for sub-advisory services, revenues generated by the new Rialto Mortgage Finance ("RMF") business, which was formed to originate and securitize five, seven and ten year commercial first mortgage loans, other income (expense), net, consisting primarily of net gains upon foreclosure of real estate owned (“REO”) and net gains on sale of REO, and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses and other general administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Form 10-K, as amended, for the year ended November 30, 2012, as well as the Rialto management fees revenue and Rialto Mortgage Finance ("RMF") loans held-for sale significant accounting policies described in Note 1 of this Form 10-Q. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Homebuilding East	$1,826,636	1,565,439
Homebuilding Central	940,764	729,300
Homebuilding West	3,151,425	2,396,515
Homebuilding Southeast Florida	739,809	603,360
Homebuilding Houston	328,000	273,605
Homebuilding Other (1)	943,672	724,461
Rialto Investments (2)	1,554,140	1,647,360
Lennar Financial Services	709,024	912,995
Corporate and unallocated	822,123	1,509,171
Total assets	$11,015,593	10,362,206

(1)
Includes assets related to the Company's Multifamily business of $155.5 million and $29.1 million as of August 31, 2013 and November 30, 2012, respectively. The Company's net investment in the multifamily business as of August 31, 2013 was $120.1 million.

(2)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues:
Homebuilding East	$510,787	328,983	1,233,008	883,965
Homebuilding Central	205,523	138,728	536,329	339,005
Homebuilding West	303,952	179,114	747,592	459,909
Homebuilding Southeast Florida	119,849	106,876	315,583	227,543
Homebuilding Houston	192,962	136,075	446,874	323,364
Homebuilding Other	128,553	66,024	332,028	154,535
Lennar Financial Services	112,638	106,764	327,614	263,574
Rialto Investments	27,808	37,194	79,114	102,874
Total revenues (1)	$1,602,072	1,099,758	4,018,142	2,754,769
Operating earnings (loss):
Homebuilding East	$78,523	26,230	154,208	66,468
Homebuilding Central	11,102	10,012	37,895	15,394
Homebuilding West	58,253	(266)	116,554	(17,244)
Homebuilding Southeast Florida (2)	25,367	14,882	63,539	45,692
Homebuilding Houston	27,893	15,746	52,425	30,524
Homebuilding Other	1,671	4,708	3,766	6,287
Lennar Financial Services	23,492	25,323	68,766	51,553
Rialto Investments	677	(5,714)	10,558	6,813
Total operating earnings	226,978	90,921	507,711	205,487
Corporate general and administrative expenses	37,619	32,286	102,742	88,296
Earnings before income taxes	$189,359	58,635	404,969	117,191

(1)
Total revenues are net of sales incentives of $92.8 million ($18,700 per home delivered) and $256.7 million ($20,400 per home delivered) for the three and nine months ended August 31, 2013, respectively, compared to $94.3 million ($26,100 per home delivered) and $274.0 million ($29,500 per home delivered) for the three and nine months ended August 31, 2012, respectively.

(2)	For the nine months ended August 31, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$14	79	93	864
Central	2	6	44	214
West	—	2,346	254	4,317
Southeast Florida	2	2,139	3,790	2,775
Houston	—	41	—	130
Other	—	40	26	780
Total	18	4,651	4,207	9,080
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	27	107	270	122
Central	—	15	2	15
West	—	—	158	1
Southeast Florida	—	22	—	354
Total	27	144	430	492
Write-offs of option deposits and pre-acquisition costs:
East	46	1,303	459	1,632
Central	—	7	27	61
West	16	—	66	232
Other	—	—	—	156
Total	62	1,310	552	2,081
Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	—	61	—	61
West	—	27	—	5,464
Total	—	88	—	5,525
Valuation adjustments to investments of unconsolidated entities:
East	—	—	36	18
Central	861	—	861	—
Total	861	—	897	18
Write-offs of other receivables and other assets:
East	—	—	—	1,000
Total	—	—	—	1,000
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$968	6,193	6,086	18,196
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

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues	$240,642	110,823	501,656	264,336
Costs and expenses	163,237	126,007	372,859	303,717
Other income	1,241	10,515	14,602	10,515
Net earnings (loss) of unconsolidated entities	$78,646	(4,669)	143,399	(28,866)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$10,345	(5,991)	22,939	(14,289)

(1)
For the three and nine months ended August 31, 2013, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $8.6 million and $21.6 million, respectively, of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity and previously deferred profit related to those homesites that was earned during the three months ended August 31, 2013. For the nine months ended August 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.5 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.

Balance Sheets

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$183,877	157,340
Inventories	3,039,135	2,792,064
Other assets	310,459	250,940
	$3,533,471	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$274,131	310,496
Debt	454,456	759,803
Equity	2,804,884	2,130,045
	$3,533,471	3,200,344
As of August 31, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $755.3 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2013 and November 30, 2012 was $1.0 billion and $681.6 million, respectively, primarily as a result of the Company buying the interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of both August 31, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $238.3 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
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

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	August 31, 2013	November 30, 2012
Several recourse debt - repayment	$26,126	48,020
Joint and several recourse debt - repayment	15,000	18,695
The Company’s maximum recourse exposure	41,126	66,715
Less: joint and several reimbursement agreements with the Company’s partners	(13,500)	(16,826)
The Company’s net recourse exposure	$27,626	49,889
During the nine months ended August 31, 2013, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $25.6 million, as a result of $5.9 million paid by the Company primarily through capital contributions to unconsolidated entities and $19.7 million primarily related to the joint ventures selling assets and other transactions.
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

(In thousands)	August 31, 2013	November 30, 2012
Assets	$1,639,382	1,843,163
Liabilities	$449,454	765,295
Equity	$1,189,928	1,077,868
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of both August 31, 2013 and November 30, 2012, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the three months ended August 31, 2013 and 2012, there were $5.1 million and $1.3 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the three months ended August 31, 2013 and 2012, there were no payments under completion guarantees.
During the nine months ended August 31, 2013 and 2012, there were $6.0 million and $5.2 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the nine months ended August 31, 2013 and 2012, there were no payments under completion guarantees.
As of August 31, 2013, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	August 31, 2013	November 30, 2012
The Company’s net recourse exposure	$27,626	49,889
Reimbursement agreements from partners	13,500	16,826
The Company’s maximum recourse exposure	$41,126	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$61,258	114,900
Non-recourse land seller debt or other debt	20,454	26,340
Non-recourse debt with completion guarantees	250,934	458,418
Non-recourse debt without completion guarantees	80,684	93,430
Non-recourse debt to the Company	413,330	693,088
Total debt	$454,456	759,803
The Company’s maximum recourse exposure as a % of total JV debt	9%	9%

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2013 and 2012:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	321,910	—	—	—	—	315,590	6,320
Employee stock and directors plans	34,396	243	—	17,196	16,957	—	—
Tax benefit from employee stock plans and vesting of restricted stock	11,053	—	—	11,053	—	—	—
Amortization of restricted stock	23,430	—	—	23,430	—	—	—
Cash dividends	(23,142)	—	—	—	—	(23,142)	—
Equity adjustment related to purchase of noncontrolling interests	39,605	—	—	(61,945)	—	—	101,550
Receipts related to noncontrolling interests	579	—	—	—	—	—	579
Payments related to noncontrolling interests	(174,853)	—	—	—	—	—	(174,853)
Non-cash purchase of noncontrolling interests	(63,500)	—	—	—	—	—	(63,500)
Balance at August 31, 2013	$4,170,686	17,483	3,298	2,411,675	(615,889)	1,897,579	456,540

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	533,812	—	—	—	—	554,780	(20,968)
Employee stock and directors plans	18,949	212	—	13,215	5,522	—	—
Tax benefit from employee stock plans and vesting of restricted stock	2,479	—	—	2,479	—	—	—
Amortization of restricted stock	21,801	—	—	21,801	—	—	—
Cash dividends	(22,755)	—	—	—	—	(22,755)	—
Receipts related to noncontrolling interests	1,046	—	—	—	—	—	1,046
Payments related to noncontrolling interests	(480)	—	—	—	—	—	(480)
Balance at August 31, 2012	$3,858,377	17,122	3,298	2,378,574	(615,698)	1,488,426	586,655
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and nine months ended August 31, 2013 and August 31, 2012, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2013, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three months ended August 31, 2013, treasury stock increased by an immaterial amount of shares of Class A common stock. During the three months ended August 31, 2012, treasury stock had no changes in the amount of shares of Class A Common stock. During the nine months ended August 31, 2013 and 2012, treasury stock decreased by approximately 0.4 million and 0.3 million, respectively, of shares of Class A common stock due to activity related to the Company's equity compensation plan.

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
During the year ended November 30, 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative as detailed in the Company's Form 10-K, as amended, for the year ended November 30, 2012. Accordingly, the Company reversed a majority of its valuation allowance against its deferred tax assets. As of November 30, 2012, the Company had a valuation allowance of $88.8 million, primarily related to state net operating loss ("NOL") carryforwards.
During the nine months ended August 31, 2013, the Company concluded that it was more likely than not that a portion of its deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted profitability, as well as the Company generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during the second quarter of 2013. Accordingly, during the three and nine months ended August 31, 2013, the Company reversed $0.7 million and $67.1 million, respectively, of its valuation allowance primarily against its state deferred tax assets. This reversal was partially offset by a tax provision of $67.9 million and $150.2 million, respectively, primarily related to pre-tax earnings during the three and nine months ended August 31, 2013, resulting in a $67.2 million and $83.1 million provision for income taxes for the three and nine months ended August 31, 2013, respectively. As of August 31, 2013, the Company's remaining valuation allowance against its deferred tax assets was $20.4 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. During the three and nine months ended August 31, 2012, the Company reversed $44.0 million and $447.0 million, respectively, of its valuation allowance against its deferred tax assets. During the three and nine months ended August 31, 2012, the Company recorded a tax benefit of $12.8 million and $416.6 million, respectively, primarily related to the reversal of the Company's valuation allowance. As a result of the partial reversal of the valuation allowance against the Company's deferred tax assets in 2012 and 2013, the Company's effective tax rate is not reflective of its historical tax rate.
As of August 31, 2013, the Company's deferred tax assets, net, were $439.2 million, of which $458.3 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's condensed consolidated balance sheets, $4.7 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company's condensed consolidated balance sheets and $14.4 million were deferred tax liabilities included in Rialto Investments segment's notes payable and other liabilities on the Company's condensed consolidated balance sheets.
At August 31, 2013 and November 30, 2012, the Company had federal tax effected NOL carryforwards totaling $182.6 million and $278.8 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. As of August 31, 2013, the Company needs to generate $809.7 million of pre-tax earnings in future periods to realize all of its federal NOL carryforwards and federal deductible temporary tax differences. At August 31, 2013 and November 30, 2012, the Company had state tax effected NOL carryforwards totaling $162.6 million and $173.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. As of August 31, 2013, state tax effected NOL carryforwards totaling $7.9 million may expire over the next twelve months, if sufficient taxable income is not generated to utilize the net operating losses. At August 31, 2013 and November 30, 2012, the Company had a valuation allowance of $18.3 million and $84.6 million, respectively, against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
At August 31, 2013 and November 30, 2012, the Company had $10.5 million and $12.3 million, respectively, of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of August 31, 2013, $6.8 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $1.6 million within twelve months as a result of anticipated settlements with various taxing authorities.
During the nine months ended August 31, 2013, the Company’s gross unrecognized tax benefits decreased by $1.8 million primarily as a result of state tax payments resulting from a previously settled IRS examination, partially offset by an increase due to a state tax allocation. The increase in gross unrecognized tax benefits related to a state tax allocation increased the Company's effective tax rate from 20.43% to 20.84%.
At August 31, 2013, the Company had $16.3 million accrued for interest and penalties, of which $1.0 million was recorded during the nine months ended August 31, 2013. During the three and nine months ended August 31, 2013, the accrual for interest and penalties was reduced by $2.4 million and $5.2 million, respectively, primarily as a result of the payment of interest related to state tax payments resulting from a previously settled IRS examination. At November 30, 2012, the Company had $20.5 million accrued for interest and penalties.
The IRS is currently examining the Company’s federal income tax return for fiscal year 2011 and 2012 and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in the Compliance Assurance Process, "CAP," an IRS examination program. This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net earnings attributable to Lennar	$120,662	87,109	315,590	554,780
Less: distributed earnings allocated to nonvested shares	122	151	326	378
Less: undistributed earnings allocated to nonvested shares	1,712	1,378	4,090	8,411
Numerator for basic earnings per share	118,828	85,580	311,174	545,991
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,826	2,710	8,477	8,504
Plus: undistributed earnings allocated to convertible shares	1,712	1,378	4,090	8,411
Less: undistributed earnings reallocated to convertible shares	1,489	1,215	3,549	7,352
Numerator for diluted earnings per share	$121,877	88,453	320,192	555,554
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	190,799	186,761	190,119	186,397
Effect of dilutive securities:
Shared based payments	90	1,087	334	1,015
Convertible senior notes	34,446	31,732	35,549	29,723
Denominator for diluted earnings per share - weighted average common shares outstanding	225,335	219,580	226,002	217,135
Basic earnings per share	$0.62	0.46	1.64	2.93
Diluted earnings per share	$0.54	0.40	1.42	2.56
For both the three and nine months ended August 31, 2013, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive. For the three months ended August 31, 2012, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive. For the nine months ended August 31, 2012, there were 0.3 million options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$65,803	58,566
Restricted cash	10,699	12,972
Receivables, net (1)	123,699	172,230
Loans held-for-sale (2)	344,607	502,318
Loans held-for-investment, net	25,264	23,982
Investments held-to-maturity	54,019	63,924
Goodwill	34,046	34,046
Other (3)	50,887	44,957
	$709,024	912,995
Liabilities:
Notes and other debts payable	$290,283	457,994
Other (4)	162,828	172,978
	$453,111	630,972

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2013 and November 30, 2012, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $10.8 million and $12.7 million as of August 31, 2013 and November 30, 2012, respectively. In addition, other assets also includes forward contracts carried at fair value of $1.8 million as of August 31, 2013.

(4)
Other liabilities include $73.9 million and $76.1 million as of August 31, 2013 and November 30, 2012, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $2.6 million as of November 30, 2012.

At August 31, 2013, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million that matures in July 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in May 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, that matures in November 2013. As of August 31, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $660 million and $100 million, respectively.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $290.3 million and $458.0 million at August 31, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $395.9 million and $509.1 million at August 31, 2013 and November 30, 2012, respectively. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. Since 2009, there has been an increased industry-wide effort by purchasers to defray their losses during unfavorable economic environments by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Loan origination liabilities, beginning of period	$8,257	6,198	7,250	6,050
Provision for losses during the period	569	165	1,342	380
Adjustments to pre-existing provisions for losses from changes in estimates	(176)	—	348	253
Payments/settlements	(16)	(209)	(306)	(529)
Loan origination liabilities, end of period	$8,634	6,154	8,634	6,154
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of August 31, 2013 and November 30, 2012 was $8.2 million and $7.3 million, respectively. At August 31, 2013, the recorded investment in the impaired loans with a valuation allowance was $4.1 million, net of an allowance of $4.1 million. At November 30, 2012, the recorded investment in the impaired loans with a valuation allowance was $2.9 million, net of an allowance of $4.4 million. The average recorded investment in impaired loans totaled $3.9 million and $3.5 million for the three and nine months ended August 31, 2013, respectively. The average recorded investment in impaired loans totaled $3.0 million and $3.2 million for the three and nine months ended August 31, 2012, respectively.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$72,024	105,310
Defeasance cash to retire notes payable	78,032	223,813
Loans receivable, net	328,667	436,535
Loans held-for-sale (1)	244,666	—
Real estate owned - held-for-sale	198,609	134,161
Real estate owned - held-and-used, net	440,656	601,022
Investments in unconsolidated entities	125,263	108,140
Investments held-to-maturity	15,791	15,012
Other (2)	50,432	23,367
	$1,554,140	1,647,360
Liabilities:
Notes and other debts payable (3)	$346,627	574,480
Other (4)	44,444	26,122
	$391,071	600,602

(1)	Loans held-for-sale relate to unsold loans originated by Rialto Mortgage Finance carried at fair value.

(2)	Other assets include interest rate swap futures and credit default swaps carried at fair value of $0.6 million and $9.1 million, respectively, as of August 31, 2013.

(3)
As of August 31, 2013 notes and other debts payable includes $110.0 million of notes payable related to the FDIC portfolios and $133.1 million related to the RMF warehouse repurchase financing agreement. As of November 30, 2012, notes and other debts payable includes $470.0 million of notes payable related to the FDIC portfolios.

(4)	Other liabilities include interest rate swap futures carried at fair value of $0.7 million as of August 31, 2013.

Rialto’s operating earnings were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues	$27,808	37,194	79,114	102,874
Costs and expenses	34,167	46,396	94,243	109,964
Rialto Investments equity in earnings from unconsolidated entities	5,199	13,551	15,877	37,578
Rialto Investments other income (expense), net	1,837	(10,063)	9,810	(23,675)
Operating earnings (loss) (1)	$677	(5,714)	10,558	6,813

(1)
Operating earnings (loss) for the three and nine months ended August 31, 2013 include net earnings (loss) attributable to noncontrolling interests of ($0.8) million and $4.6 million, respectively. Operating earnings (loss) for the three and nine months ended August 31, 2012 include net earnings (loss) attributable to noncontrolling interests of ($13.4) million and ($14.6) million, respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Realized gains on REO sales, net	$9,651	2,418	36,857	10,857
Unrealized loss on transfer of loans receivable to REO, net	(2,373)	(4,690)	(8,683)	(5,923)
REO expenses	(10,267)	(12,035)	(33,171)	(40,758)
Rental income	4,826	4,244	14,807	12,149
Rialto Investments other income (expense), net	$1,837	(10,063)	9,810	(23,675)
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of August 31, 2013 and November 30, 2012, the notes payable balance was $110.0 million and $470.0 million, respectively; however, as of August 31, 2013 and November 30, 2012, $78.0 million and $223.8 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the nine months ended August 31, 2013, the LLCs retired $360.0 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At August 31, 2013, these consolidated LLCs had total combined assets and liabilities of $880.0 million and $133.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million of principal amount was retired in 2012. As of both August 31, 2013 and November 30, 2012, there was $90.9 million outstanding.

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	August 31, 2013	November 30, 2012
Land	$181,755	216,095
Single family homes	65,765	93,207
Commercial properties	62,798	96,226
Multi-family homes	5,000	12,776
Other	13,349	18,231
Loans receivable, net	$328,667	436,535

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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	August 31, 2013	November 30, 2012
Outstanding principal balance	$659,638	812,187
Carrying value	$311,655	396,200
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the nine months ended August 31, 2013 and 2012 were as follows:

(In thousands)	August 31, 2013	August 31, 2012
Accretable yield, beginning of period	$112,899	209,480
Additions	53,652	43,306
Deletions	(38,263)	(71,830)
Accretions	(38,455)	(58,108)
Accretable yield, end of period	$89,833	122,848
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
August 31, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$7,486	221	2,903	3,124
Single family homes	16,615	1,716	3,815	5,531
Commercial properties	14,694	554	7,803	8,357
Loans receivable	$38,795	2,491	14,521	17,012
November 30, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$23,163	4,983	2,844	7,827
Single family homes	18,966	8,311	2,244	10,555
Commercial properties	35,996	1,006	20,947	21,953
Loans receivable	$78,125	14,300	26,035	40,335
The average recorded investment in impaired loans totaled approximately $29 million and $62 million for the nine months ended August 31, 2013 and 2012, respectively.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of August 31, 2013, the Company had an allowance on these loans of $20.1 million. During the three and nine months ended August 31, 2013, the Company recorded $3.3 million and $12.8 million, respectively, of provision for loan losses offset by charge-offs of $1.9 million and $4.9 million, respectively, upon resolution of the loans. During both the three and nine months ended August 31, 2012, the Company recorded $17.1 million of provision for loan losses offset by charge-offs of $3.0 million upon foreclosure of these loans. As of November 30, 2012, the Company had an allowance on these loans of $12.2 million.
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of August 31, 2013 and November 30, 2012, the Company had an allowance on these loans of $0.9 million and $3.7 million, respectively. During the three and nine months ended August 31, 2013, the Company recorded $0.1 million and $1.2 million, respectively, of provision for loan losses offset by charge-offs of $1.0 million and $4.0 million, respectively, upon foreclosure of the loans. During the three and nine months ended August 31, 2012, the Company recorded $3.2 million and $5.5 million, respectively, of provision for loan losses offset by charge-offs of $0.4 million and $3.3 million, respectively, upon foreclosure of the loans.

Accrual and nonaccrual loans receivable by risk categories were as follows:
August 31, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$178,631	3,124	181,755
Single family homes	60,234	5,531	65,765
Commercial properties	54,441	8,357	62,798
Multi-family homes	5,000	—	5,000
Other	13,349	—	13,349
Loans receivable	$311,655	17,012	328,667
November 30, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$208,268	7,827	216,095
Single family homes	82,652	10,555	93,207
Commercial properties	74,273	21,953	96,226
Multi-family homes	12,776	—	12,776
Other	18,231	—	18,231
Loans receivable	$396,200	40,335	436,535
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
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

The following tables present the activity in REO:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
REO - held-for-sale, beginning of period	$204,385	113,115	134,161	143,677
Additions	14,833	6,428	16,166	7,783
Improvements	1,949	1,439	4,466	7,438
Sales	(68,087)	(27,956)	(145,363)	(110,010)
Impairments	(169)	(810)	(4,353)	(2,432)
Transfers to Lennar Homebuilding	(430)	(7,431)	(430)	(11,335)
Transfers from held-and-used, net (1)	46,128	30,933	193,962	80,597
REO - held-for-sale, end of period	$198,609	115,718	198,609	115,718

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
REO - held-and-used, net, beginning of period	$478,314	634,401	601,022	582,111
Additions	14,154	44,958	38,882	154,633
Improvements	517	2,070	3,396	2,850
Sales	—	—	—	(981)
Impairments	(5,126)	(1,880)	(5,529)	(5,153)
Depreciation	(1,075)	(1,389)	(3,153)	(5,636)
Transfers to held-for-sale (1)	(46,128)	(30,933)	(193,962)	(80,597)
REO - held-and-used, net, end of period	$440,656	647,227	440,656	647,227

(1)
During the three and nine months ended August 31, 2013 and 2012, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and nine months ended August 31, 2013, the Company recorded $9.7 million and $36.9 million, respectively, of net gains from sales of REO. For the three and nine months ended August 31, 2012, the Company recorded $2.4 million and $10.9 million, respectively, of net gains from sales of REO. For the three and nine months ended August 31, 2013, the Company recorded net gains of $2.9 million and $1.2 million, respectively, from acquisitions of REO through foreclosure. For the three and nine months ended August 31, 2012, the Company recorded net gains (losses) of ($2.0) million and $1.7 million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto Investments other income (expense), net.
Rialto Mortgage Finance
During the third quarter of 2013, Rialto Mortgage Finance (“RMF”) was formed to originate and securitize five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which will be secured by income producing properties. As of August 31, 2013, RMF has originated loans with a total principal balance of $245.2 million. In September 2013, RMF sold $198 million of these loans in a securitization. As of August 31, 2013, RMF had a $250 million warehouse repurchase financing agreement of which $133.1 million was outstanding.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and nine months ended August 31, 2013 and 2012. The carrying value of the investment securities at August 31, 2013 and November 30, 2012, was $15.8 million and $15.0 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

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
During the three and nine months ended August 31, 2013, the Company received distributions of $2.7 million and $39.8 million, respectively, as a return of capital from Fund I. During the three and nine months ended August 31, 2012, the Company contributed $8.8 million and $26.8 million to Fund I. Of these amounts contributed, $13.9 million was distributed back to the Company during the nine months ended August 31, 2012 as a return of capital contributions due to a securitization within Fund I. As of August 31, 2013 and November 30, 2012, the carrying value of the Company’s investment in Fund I was $73.9 million and $98.9 million, respectively. For the three and nine months ended August 31, 2013, the Company’s share of earnings from Fund I was $3.7 million and $14.8 million, respectively. For the three and nine months ended August 31, 2012, the Company’s share of earnings from Fund I was $6.2 million and $16.8 million, respectively.
In December 2012, the Rialto segment completed the first closing of the Real Estate Fund II, LP ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by the Company. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. As of August 31, 2013, the equity commitments of Fund II were $643 million. During the nine months ended August 31, 2013, $240 million of the $643 million in equity commitments was called, of which, the Company contributed its portion of $37.4 million. As of August 31, 2013, the carrying value of the Company's investment in Fund II was $38.3 million. For the three and nine months ended August 31, 2013, the Company’s share of earnings from Fund II was $1.4 million and 0.9 million, respectively.
In the third quarter of 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Rialto Mezzanine Partners Fund (the “Mezzanine Fund”) with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of August 31, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by the Company. As of August 31, 2013, total invested capital was $13.5 million, including $4.1 million invested by the Company.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2013 and November 30, 2012, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million and $8.4 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$107,918	299,172
Loans receivable	406,473	361,286
Real estate owned	247,389	161,964
Investment securities	352,237	182,399
Investments in real estate partnerships	114,258	72,903
Other assets	186,760	199,839
	$1,415,035	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$167,813	155,928
Notes payable	231,960	120,431
Partner loans	163,940	163,516
Equity	851,322	837,688
	$1,415,035	1,277,563
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues	$69,856	115,800	189,155	357,328
Costs and expenses	65,357	75,233	190,066	178,414
Other income, net (1)	34,186	366,696	128,973	670,471
Net earnings of unconsolidated entities	$38,685	407,263	128,062	849,385
Rialto Investments equity in earnings from unconsolidated entities	$5,199	13,551	15,877	37,578

(1)
Other income, net, for the three and nine months ended August 31, 2012 includes the AB PPIP Fund's mark-to-market unrealized gains and unrealized losses, of which the Company’s portion was a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2013 and November 30, 2012 included $163.6 million and $193.0 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2013	November 30, 2012
5.50% senior notes due 2014	$249,464	249,294
5.60% senior notes due 2015	500,527	500,769
6.50% senior notes due 2016	249,886	249,851
12.25% senior notes due 2017	395,312	394,457
4.75% senior notes due 2017	400,000	400,000
6.95% senior notes due 2018	248,167	247,873
4.125% senior notes due 2018	274,995	—
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	412,419	401,787
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	570,790	350,000
5.95% senior notes due 2013	—	62,932
Unsecured revolving credit facility that matures 2017	100,000	—
Mortgages notes on land and other debt	546,554	471,588
	$4,624,614	4,005,051
At August 31, 2013, the Company had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017 and a $200 million Letter of Credit Facility with a financial institution. During the three months ended August 31, 2013, the Company increased the maximum aggregate commitment amount under the Credit Facility from $525 million to $950 million, of which $932 million was committed and $18 million was available through an accordion feature, subject to additional commitments, and the Company extended the Credit Facility's maturity date to June 2017. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2013, the Company had $100 million outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at August 31, 2013.
During the three months ended August 31, 2013, the Company terminated its $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions and its $50 million Letter of Credit and Reimbursement Agreement.
The Company’s performance letters of credit outstanding were $146.8 million and $107.5 million, respectively, at August 31, 2013 and November 30, 2012. The Company’s financial letters of credit outstanding were $191.9 million and $204.7 million, respectively, at August 31, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2013, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $671.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2013, there were approximately $435.7 million, or 65%, of anticipated future costs to complete related to these site improvements.

The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In February 2013, the Company issued $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes") at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of its 4.750% senior notes due 2022 ("4.750% Senior Notes") at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $271.9 million and $172.2 million, respectively. In April 2013, the Company issued an additional $50 million aggregate principal amount of its 4.750% Senior Notes at a price of 98.250% in a private placement. Proceeds from the offering, after payment of expenses, were $49.4 million. The Company used the net proceeds from the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of its other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. The Company incurred additional interest with respect to the 4.750% Senior Notes and the 4.125% Senior Notes because the registration statements relating to the notes were not filed by and/or did not become effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreements related to such notes. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At August 31, 2013, the carrying amount of the 4.125% Senior Notes was $275.0 million. At August 31, 2013 and November 30, 2012, the carrying amount of the 4.750% Senior Notes was $570.8 million and $350.0 million, respectively.
During the nine months ended August 31, 2013, the Company retired $63.0 million of its 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
In November 2011, the Company issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the three months ended February 29, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50 million aggregate principal amount to cover over-allotments. At both August 31, 2013 and November 30, 2012, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Beginning in the second quarter of 2012, shares were included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended August 31, 2013 and 2012 was $35.03 and $28.88, which exceeded the conversion price, thus 7.4 million shares and 4.7 million shares, respectively, were included in the calculation of diluted earnings per share. For the nine months ended August 31, 2013 and 2012, 8.5 million shares and 2.7 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes.

At both August 31, 2013 and November 30, 2012, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At August 31, 2013 and November 30, 2012, the carrying amount of the equity component included in stockholders’ equity was $33.6 million and $44.2 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $412.4 million and $401.8 million, respectively.
The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 shares of Class A common stock if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both August 31, 2013 and November 30, 2012, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Warranty reserve, beginning of period	$90,242	84,488	84,188	88,120
Warranties issued during the period	13,914	9,469	34,795	24,430
Adjustments to pre-existing warranties from changes in estimates	7,506	766	15,415	5,813
Payments	(12,186)	(9,942)	(34,922)	(33,582)
Warranty reserve, end of period	$99,476	84,781	99,476	84,781
As of August 31, 2013, the Company has identified approximately 1,010 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have had defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall. Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company has offered to replace defective Chinese drywall when it has been found in homes the Company has built, and has done so in substantially all affected homes. Drywall claims for approximately 60 of the 1,010 homes will be resolved through settlement of the drywall multi-district class action litigation in the United States District Court for the Eastern District of Louisiana.
Through August 31, 2013, the Company has accrued $82.2 million of warranty reserves related to defective Chinese drywall. There were no additional amounts accrued during the nine months ended August 31, 2013. As of August 31, 2013 and November 30, 2012, the warranty reserve related to Chinese drywall, net of payments, was $1.8 million and $2.9 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

(13)	Share-Based Payment
During the three months ended August 31, 2013, the Company granted an immaterial number of stock options and 1.2 million nonvested shares. During the nine months ended August 31, 2013, the Company granted an immaterial number of stock options and 1.3 million nonvested shares. During the three months ended August 31, 2012, the Company did not grant any stock options and issued 1.2 million nonvested shares. During the nine months ended August 31, 2012, the Company granted an immaterial number of stock options and issued 1.3 million nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Stock options	$64	580	97	2,380
Nonvested shares	10,269	7,669	23,430	21,801
Total compensation expense for share-based awards	$10,333	8,249	23,527	24,181

(14)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2013 and November 30, 2012, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		August 31, 2013		November 30, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$328,667	349,079	436,535	450,281
Investments held-to-maturity	Level 3	$15,791	15,673	15,012	14,904
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$25,264	25,910	23,982	24,949
Investments held-to-maturity	Level 2	$54,019	54,012	63,924	63,877
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$4,624,614	5,306,477	4,005,051	5,035,670
Rialto Investments:
Notes and other debts payable	Level 2	$346,627	339,178	574,480	568,702
Lennar Financial Services:
Notes and other debts payable	Level 2	$290,283	290,283	457,994	457,994
The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Rialto Investments—The fair values for loans receivable is based on discounted cash flows, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows. For notes payable, the fair value of the zero percent interest notes guaranteed by the FDIC was calculated based on a 6-month treasury yield, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2013	Fair Value at November 30, 2012
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$344,607	502,318
Mortgage loan commitments	Level 2	$10,764	12,713
Forward contracts	Level 2	$1,821	(2,570)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$43,371	19,591
Rialto Investments Financial Assets:
Loans held-for-sale (2)	Level 3	$244,666	—
Interest rate swap futures	Level 1	$607	—
Credit default swaps	Level 2	$9,093	—
Rialto Investments Financial Liabilities:
Interest rate swap futures	Level 1	$(701)	—

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $344.6 million at August 31, 2013 exceeds their aggregate principal balance of $334.8 million by $9.8 million. The aggregate fair value of loans held-for-sale of $502.3 million at November 30, 2012 exceeds their aggregate principal balance of $479.1 million by $23.2 million.

(2)	The aggregate fair value of Rialto Investments loans held-for-sale of $244.7 million at August 31, 2013 are below their aggregate principal balance of $245.2 million by $0.6 million.
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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2013 and November 30, 2012. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of August 31, 2013 and November 30, 2012.
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Lennar Homebuilding investments available-for-sale— The fair value of these investments are based on third party valuations.
Rialto Investments loans held-for-sale— The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricings of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Rialto Investments interest rate swap futures— The fair value of interest rate swap futures (derivatives) is based on quoted market prices for identical investments traded in active markets.
Rialto Investments credit default swaps— The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. Gains and losses related to the Lennar Homebuilding investments available-for-sale during the three and nine months ended August 31, 2013 were deferred as a result of the Company's continuing involvement in the underlying real estate collateral. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during the three and nine months ended August 31, 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$3,982	5,403	(13,422)	7,694
Mortgage loan commitments	$4,944	281	(1,950)	7,466
Forward contracts	$(13,600)	1,478	4,391	(2,552)
Changes in fair value included in Rialto Investments revenues:
Financial Assets:
Loans held-for-sale	$(1,086)	—	(1,086)	—
Interest rate swap futures	$607	—	607	—
Credit default swaps	$1,343	—	1,343	—
Financial Liabilities:
Interest rate swap futures	$(701)	—	(701)	—
Interest income on Lennar Financial Services loans held-for-sale and Rialto Investments loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto Investments statement of operations, respectively.

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Investments available-for-sale, beginning of period	$33,338	24,306	19,591	42,892
Purchases and other (1)	13,291	—	25,518	20,998
Sales	(2,486)	(4,092)	(2,486)	(10,528)
Changes in fair value (2)	(772)	(1,169)	748	—
Settlements (3)	—	—	—	(34,317)
Investments available-for-sale, end of period	$43,371	19,045	43,371	19,045

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

(2)
Amount represents changes in fair value during both three and nine months ended August 31, 2013. The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during both the three and nine months ended August 31, 2013 and 2012 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

The following table represents a reconciliation of the beginning and ending balance for Rialto Investments Level 3 recurring fair value measurements (loans held-for-sale):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Rialto Investments loans held-for-sale, beginning of period	$—	—	—	—
Loan originations	245,223	—	245,223	—
Interest	529	—	529	—
Changes in fair value	(1,086)	—	(1,086)	—
Rialto Investments loans held-for-sale, end of period	$244,666	—	244,666	—
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

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended August 31, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Investments in unconsolidated entities (2)	Level 3	$20,024	(861)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$14,833	2,464
REO - held-and-used, net (4)	Level 3	$16,204	(4,836)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended August 31, 2013.

(2)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $20.9 million were written down to their fair value of $20.0 million, resulting in valuation adjustments of $0.9 million, which were included in other income, net in the Company’s statement of operations for the three months ended August 31, 2013.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $12.2 million and a fair value of $14.8 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $2.6 million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended August 31, 2013, REO, held-for-sale, with an aggregate value of $0.2 million were written down to their fair value of zero, resulting in impairments of $0.2 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2013.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $13.9 million and a fair value of $14.2 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $0.3 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended August 31, 2013, REO, held-and-used, net, with an aggregate value of $7.2 million were written down to their fair value of $2.1 million, resulting in impairments of $5.1 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended August 31, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$8,049	(4,651)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$10,101	(2,682)
REO - held-and-used, net (4)	Level 3	$53,292	(2,006)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended August 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $12.7 million were written down to their fair value of $8.0 million, resulting in valuation adjustments of $4.7 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2012.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale had a carrying value of $8.3 million and a fair value of $6.4 million. The fair value of REO held-for-sale is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-for-sale were $1.9 million. As part of management's periodic valuations of its REO held-for-sale during the three months ended August 31, 2012, REO held-for-sale with an aggregate value of $4.5 million were written down to their fair value of $3.7 million, resulting in impairments of $0.8 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the three months ended August 31, 2012.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $45.1 million and a fair value of $45.0 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $0.1 million. As part of management's periodic valuations of its REO held-and-used, net, during the three months ended August 31, 2012, REO held-and-used, net, with an aggregate value of $10.2 million were written down to their fair value of $8.3 million, resulting in impairments of $1.9 million. These losses and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2012.

Non-financial assets	Fair Value Hierarchy	Fair Value Nine Months Ended August 31, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$12,247	(4,207)
Investments in unconsolidated entities (3)	Level 3	$20,024	(897)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$34,853	(2,380)
REO - held-and-used, net (5)	Level 3	$43,364	(6,302)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the nine months ended August 31, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $16.5 million were written down to their fair value of $12.2 million, resulting in valuation adjustments of $4.2 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the nine months ended August 31, 2013.

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $20.9 million were written down to their fair value of $20.0 million, resulting in valuation adjustments of $0.9 million, which were included in other income, net in the Company’s statement of operations for the nine months ended August 31, 2013.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $14.2 million and a fair value of $16.2 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $2.0 million. As part of management’s periodic valuations of its REO, held-for-sale, during the nine months ended August 31, 2013, REO, held-for-sale, with an aggregate value of $23.0 million were written down to their fair value of $18.7 million, resulting in impairments of $4.4 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2013.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $39.7 million and a fair value of $38.9 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-and-used, net, were $0.8 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the nine months ended August 31, 2013, REO, held-and-used, net, with an aggregate value of $10.0 million were written down to their fair value of $4.5 million, resulting in impairments of $5.5 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Nine Months Ended August 31, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$10,810	(9,080)
Land and land under development (3)	Level 3	$13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$23,967	(4,870)
REO - held-and-used, net (5)	Level 3	$173,665	(1,051)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the nine months ended August 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $19.9 million were written down to their fair value of $10.8 million, resulting in valuation adjustments of $9.1 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the nine months ended August 31, 2012.

(3)
Land and land under development with an aggregate carrying value of 13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of $0.3 million, which were included in Lennar Homebuilding costs and expenses in the Company's statements of operations for the nine months ended August 31, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $10.2 million and a fair value of $7.8 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $2.4 million. As part of management's periodic valuations of its REO, held-for-sale, during the nine months ended August 31, 2012, REO, held-for-sale, with an aggregate value of $18.6 million were written down to their fair value of $16.2 million, resulting in impairments of $2.4 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the nine months ended August 31, 2012.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $150.5 million and a fair value of $154.6 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $4.1 million. As part of management's periodic valuations of its REO, held-and-used, net, during the nine months ended August 31, 2012, REO, held-and-used, net, with an aggregate value of $24.2 million were written down to their fair value of $19.0 million, resulting in impairments of $5.2 million. These gains and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2012.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 512 and 442 active communities, excluding unconsolidated entities, as of August 31, 2013 and 2012, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, any increase and or decrease in construction costs in addition to change in product type in many communities has impacted future estimated cash flows.
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
In the nine months ended August 31, 2013, the Company reviewed its communities for potential indicators of impairments and identified 31 communities with 954 homesites and a corresponding carrying value of $69.3 million as having potential indicators of impairment. Of those communities identified, the Company recorded impairments on 99 homesites in 3 communities with a corresponding carrying value of $16.5 million. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities (primarily one community) for which the Company recorded valuation adjustments during the nine months ended August 31, 2013:

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
REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three and nine months ended August 31, 2013, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2013. Based on the Company's evaluation, there were no entities that consolidated during the nine months ended August 31, 2013. In addition, during the nine months ended August 31, 2013, there were no VIEs that were deconsolidated.
At August 31, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $755.3 million and $565.4 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of August 31, 2013 and November 30, 2012 were $125.3 million and $108.1 million, respectively.
Consolidated VIEs
As of August 31, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.5 billion and $499.6 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees or LC agreements with a VIE’s banks. Other than agreements with a VIE’s banks, which may include debt guarantees and LC agreements, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE except with regard to a $93.5 million remaining commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Consolidated Joint Ventures
During the nine months ended August 31, 2013, the Company had transactions involving three of its consolidated joint ventures. In the first joint venture transaction, the Company bought out its 50% partners for $82.3 million, paying $18.8 million in cash and financing the remainder with a short-term note. The Company's consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $120 million, or a 30% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 15% or increased to 45% with a corresponding increase or decrease in the Company's equity interest percentage. During the nine months ended August 31, 2013 the new unconsolidated joint venture subsequently distributed $120 million of cash to the Company as a return of capital.
In the second joint venture transaction, the Company purchased its partner's interest for $153.2 million and the inventories are now wholly-owned assets, which the Company plans to develop and build homes. During the three months ended August 31, 2013, there was a third joint venture transaction where the Company paid off the bank debt of the consolidated joint venture and assumed the partner's interest, resulting in the entity being wholly-owned.
These transactions did not impact the Company's net earnings, but its balance sheet was affected as follows: cash was reduced by approximately $52 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $103 million, deferred tax assets were increased by $40 million, additional paid-in capital (equity) was reduced by $62 million, net of tax, and non-controlling interests were reduced by $134 million.

Unconsolidated VIEs
The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of August 31, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$214,753	340,592
Rialto Investments (2)	24,094	24,094
	$238,847	364,686
As of November 30, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$85,500	109,278
Rialto Investments (2)	23,587	23,587
	$109,087	132,865

(1)
At August 31, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to a $93.5 million remaining commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing, $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities, and $16.9 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $18.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities and $4.8 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon.

(2)
At both August 31, 2013 and November 30, 2012, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was its investments in unconsolidated entities. At August 31, 2013 and November 30, 2012, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $15.8 million and $15.0 million, respectively, related to Rialto’s investments held-to-maturity.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $15.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $16.9 million of letters of credit outstanding for certain of Lennar Homebuilding unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for the Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except with regard to a $93.5 million remaining commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2013, the effect of consolidation of option contracts was a net increase of $206.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2013. The increase was primarily due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was partially offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net increase in consolidated inventory not owned of $145.9 million for the nine months ended August 31, 2013.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $114.6 million and $176.7 million, respectively, at August 31, 2013 and November 30, 2012. Additionally, the Company had posted $12.0 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2013 and November 30, 2012.

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
In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss ("NOL"), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(17)	Supplemental Financial Information
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at August 31, 2013, they were guaranteeing Lennar Corporation's $200 million Letter of Credit Facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Adjustments to Prior Period Supplemental Financial Information
Subsequent to the issuance of the November 30, 2012 consolidated financial statements, the Company determined it needed to revise its disclosures and presentation with respect to the supplemental financial information included in this footnote and filed an amended Form 10-K for the year ended November 30, 2012 and Form 10-Q for the three months ended February 28, 2013. As such, the supplemental financial information included in this footnote has been revised for the three and nine months ended August 31, 2012. These revisions relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Supplemental Condensed Consolidating Financial Statements that are presented as supplemental information. They do not affect the Company's consolidated financial statements.

The Company's Condensed Consolidating Statements of Operations are being revised in order to (A) eliminate the portion of equity in earnings previously recorded at the Guarantor subsidiaries that are earned directly by the Parent.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Statement of Operations for the three and nine months ended August 31, 2012:

	As
Guarantor Column for the three months ended	Previously	Adjustment Between Guarantor		As
August 31, 2012	Reported	and Eliminations Column		Revised
(In thousands)
Equity in earnings from subsidiaries	$3,776	$4,258	A	$8,034
Net earnings (including net loss attributable to noncontrolling interests)	$127,601	$4,258		$131,859
Net earnings attributable to Lennar	$127,601	$4,258		$131,859

Guarantor Column for the nine months ended
August 31, 2012
(In thousands)
Equity in earnings from subsidiaries	$26,621	$(3,061)	A	$23,560
Net earnings (including net loss attributable to noncontrolling interests)	$641,161	$(3,061)		$638,100
Net earnings attributable to Lennar	$641,161	$(3,061)		$638,100

Eliminations Column for the three months ended
August 31, 2012
(In thousands)
Equity in earnings from subsidiaries	$(131,377)	$(4,258)	A	$(135,635)
Net earnings (including net loss attributable to noncontrolling interests)	$(131,377)	$(4,258)		$(135,635)
Net earnings attributable to Lennar	$(131,377)	$(4,258)		$(135,635)

Eliminations Column for the nine months ended
August 31, 2012
(In thousands)
Equity in earnings from subsidiaries	$(667,782)	$3,061	A	$(664,721)
Net earnings (including net loss attributable to noncontrolling interests)	$(667,782)	$3,061		$(664,721)
Net earnings attributable to Lennar	$(667,782)	$3,061		$(664,721)
The Company has determined that in its Condensed Consolidating Statements of Cash Flows for the nine months ended August 31, 2012, it needed to adjust for (B) the misclassification of certain non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries primarily related to the Company's 2012 deferred tax benefit as a result of a partial reversal of the Company's deferred tax asset valuation allowance and the recording of Lennar Homebuilding equity in loss from unconsolidated entities between the Parent and Guarantor subsidiaries. In addition, the Company determined it needed to adjust for (C) the classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities. The Company also determined that it needed to adjust for (D) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities, as well as disclosing the distributions of earnings from Guarantor and Non-Guarantor subsidiaries as a separate line item within Cash Flows from Operating Activities. The above corrections did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries within the Company's Supplemental Condensed Consolidating Statement of Cash Flows.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Statements of Cash Flows for the nine months ended August 31, 2012:

	As	Adjustments for Non-cash
Parent Column for nine months ended	Previously	Activity, Distributions,		As
August 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(1,996)	$(435,642)	B	$(437,638)
Net cash provided by (used in) operating activities	$552,784	$(435,642)		$117,142
Cash flows from investing activities: Intercompany	$—	$(641,365)	C	$(641,365)
Net cash used in investing activities	$(218)	$(641,365)		$(641,583)
Cash flows from financing activities: Intercompany	$(1,077,007)	$1,077,007	B,C	$—
Net cash provided by (used in) financing activities	$(847,543)	$1,077,007		$229,464

	As	Adjustments for Non-cash
Guarantor Column for the nine months ended	Previously	Activity, Distributions,		As
August 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$641,161	$(3,061)	A	$638,100
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$23,560	B	$23,560
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(1,578,847)	$611,681	B	$(967,166)
Net cash provided by (used in) operating activities	$(937,686)	$632,180		$(305,506)
Cash flows from financing activities: Dividends	$—	$(215,682)	D	$(215,682)
Cash flows from financing activities: Intercompany	$981,589	$(416,498)	B,D	$565,091
Net cash provided by (used in) financing activities	$910,375	$(632,180)		$278,195
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

	As	Adjustments for Non-cash
Non Guarantor Column for the nine months ended	Previously	Activity, Distributions,		As
August 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(111,258)	$45,765	B	$(65,493)
Net cash provided by (used in) operating activities	$(105,605)	$45,765		$(59,840)
Cash flows from financing activities: Dividends	$—	$(26,621)	D	$(26,621)
Cash flows from financing activities: Intercompany	$95,418	$(19,144)	B,D	$76,274
Net cash used in financing activities	$(131,721)	$(45,765)		$(177,486)

	As	Adjustments for Non-cash
Eliminations Column for the nine months ended	Previously	Activity, Distributions,		As
August 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$(667,782)	$3,061		$(664,721)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(242,303)	B	$(242,303)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$667,782	$(3,061)		$664,721
Net cash used in operating activities	$—	$(242,303)		$(242,303)
Cash flows from investing activities: Intercompany	$—	$641,365	C	$641,365
Net cash provided by investing activities	$—	$641,365		$641,365
Cash flows from financing activities: Dividends	$—	$242,303	D	$242,303
Cash flows from financing activities: Intercompany	$—	$(641,365)	C	$(641,365)
Net cash used in financing activities	$—	$(399,062)		$(399,062)
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

(17) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2013 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$294,524	200,647	15,226	—	510,397
Inventories	—	6,433,170	95,761	—	6,528,931
Investments in unconsolidated entities	—	739,453	15,800	—	755,253
Other assets	53,165	683,684	214,783	6,216	957,848
Investments in subsidiaries	3,772,086	325,902	—	(4,097,988)	—
Intercompany	3,956,549	—	—	(3,956,549)	—
	8,076,324	8,382,856	341,570	(8,048,321)	8,752,429
Rialto Investments	—	—	1,554,140	—	1,554,140
Lennar Financial Services	—	76,026	632,998	—	709,024
Total assets	$8,076,324	8,458,882	2,528,708	(8,048,321)	11,015,593
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$284,118	685,326	8,590	—	978,034
Liabilities related to consolidated inventory not owned	—	398,077	—	—	398,077
Senior notes and other debts payable	4,078,060	366,600	179,954	—	4,624,614
Intercompany	—	3,153,678	802,871	(3,956,549)	—
	4,362,178	4,603,681	991,415	(3,956,549)	6,000,725
Rialto Investments	—	—	391,071	—	391,071
Lennar Financial Services	—	28,238	418,657	6,216	453,111
Total liabilities	4,362,178	4,631,919	1,801,143	(3,950,333)	6,844,907
Stockholders’ equity	3,714,146	3,826,963	271,025	(4,097,988)	3,714,146
Noncontrolling interests	—	—	456,540	—	456,540
Total equity	3,714,146	3,826,963	727,565	(4,097,988)	4,170,686
Total liabilities and equity	$8,076,324	8,458,882	2,528,708	(8,048,321)	11,015,593

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,772,086	585,756	—	(4,357,842)	—
Intercompany	2,438,326	—	—	(2,438,326)	—
	7,228,153	6,543,912	825,954	(6,796,168)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	—	1,715,825	722,501	(2,438,326)	—
	3,813,389	2,763,531	990,830	(2,438,326)	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	3,813,389	2,794,587	2,191,348	(2,438,326)	6,360,998
Stockholders’ equity	3,414,764	3,826,962	530,880	(4,357,842)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,826,962	1,117,324	(4,357,842)	4,001,208
Total liabilities and equity	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,447,533	14,093	—	1,461,626
Lennar Financial Services	—	44,750	73,167	(5,279)	112,638
Rialto Investments	—	—	27,808	—	27,808
Total revenues	—	1,492,283	115,068	(5,279)	1,602,072
Cost and expenses:
Lennar Homebuilding	—	1,239,791	6,302	(455)	1,245,638
Lennar Financial Services	—	40,855	53,216	(4,925)	89,146
Rialto Investments	—	—	35,211	(1,044)	34,167
Corporate general and administrative	35,310	—	—	2,309	37,619
Total costs and expenses	35,310	1,280,646	94,729	(4,115)	1,406,570
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	10,054	291	—	10,345
Lennar Homebuilding other income (expense), net	297	(1,303)	—	(288)	(1,294)
Other interest expense	(1,452)	(22,230)	—	1,452	(22,230)
Rialto Investments equity in earnings from unconsolidated entities	—	—	5,199	—	5,199
Rialto Investments other income, net	—	—	1,837	—	1,837
Earnings (loss) before income taxes	(36,465)	198,158	27,666	—	189,359
Benefit (provision) for income taxes	12,845	(69,949)	(10,101)	—	(67,205)
Equity in earnings from subsidiaries	144,282	15,640	—	(159,922)	—
Net earnings (including net earnings attributable to noncontrolling interests)	120,662	143,849	17,565	(159,922)	122,154
Less: Net earnings attributable to noncontrolling interests	—	—	1,492	—	1,492
Net earnings attributable to Lennar	$120,662	143,849	16,073	(159,922)	120,662

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	955,800	—	—	955,800
Lennar Financial Services	—	43,163	68,091	(4,490)	106,764
Rialto Investments	—	—	37,194	—	37,194
Total revenues	—	998,963	105,285	(4,490)	1,099,758
Cost and expenses:
Lennar Homebuilding	—	845,316	4,403	713	850,432
Lennar Financial Services	—	40,266	46,233	(5,058)	81,441
Rialto Investments	—	—	46,396	—	46,396
Corporate general and administrative	31,021	—	—	1,265	32,286
Total costs and expenses	31,021	885,582	97,032	(3,080)	1,010,555
Lennar Homebuilding equity in loss from unconsolidated entities	—	(5,835)	(156)	—	(5,991)
Lennar Homebuilding other income (expense), net	72	(5,435)	—	(43)	(5,406)
Other interest expense	(1,453)	(22,659)	—	1,453	(22,659)
Rialto Investments equity in earnings from unconsolidated entities	—	—	13,551	—	13,551
Rialto Investments other expense, net	—	—	(10,063)	—	(10,063)
Earnings (loss) before income taxes	(32,402)	79,452	11,585	—	58,635
Benefit (provision) for income taxes	(8,090)	44,373	(23,507)	—	12,776
Equity in earnings from subsidiaries	127,601	8,034	—	(135,635)	—
Net earnings (including net earnings attributable to noncontrolling interests)	87,109	131,859	(11,922)	(135,635)	71,411
Less: Net loss attributable to noncontrolling interests	—	—	(15,698)	—	(15,698)
Net earnings attributable to Lennar	$87,109	131,859	3,776	(135,635)	87,109

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,576,749	34,665	—	3,611,414
Lennar Financial Services	—	123,990	219,347	(15,723)	327,614
Rialto Investments	—	—	79,114	—	79,114
Total revenues	—	3,700,739	333,126	(15,723)	4,018,142
Cost and expenses:
Lennar Homebuilding	—	3,098,463	35,659	(1,240)	3,132,882
Lennar Financial Services	—	118,546	154,948	(14,646)	258,848
Rialto Investments	—	—	95,287	(1,044)	94,243
Corporate general and administrative	97,902	—	—	4,840	102,742
Total costs and expenses	97,902	3,217,009	285,894	(12,090)	3,588,715
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,267	672	—	22,939
Lennar Homebuilding other income, net	721	258	—	(693)	286
Other interest expense	(4,326)	(73,370)	—	4,326	(73,370)
Rialto Investments equity in earnings from unconsolidated entities	—	—	15,877	—	15,877
Rialto Investments other income, net	—	—	9,810	—	9,810
Earnings (loss) before income taxes	(101,507)	432,885	73,591	—	404,969
Benefit (provision) for income taxes	38,238	(95,151)	(26,146)	—	(83,059)
Equity in earnings from subsidiaries	378,859	36,442	—	(415,301)	—
Net earnings (including net earnings attributable to noncontrolling interests)	315,590	374,176	47,445	(415,301)	321,910
Less: Net earnings attributable to noncontrolling interests	—	—	6,320	—	6,320
Net earnings attributable to Lennar	$315,590	374,176	41,125	(415,301)	315,590

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,387,916	405	—	2,388,321
Lennar Financial Services	—	113,678	163,153	(13,257)	263,574
Rialto Investments	—	—	102,874	—	102,874
Total revenues	—	2,501,594	266,432	(13,257)	2,754,769
Cost and expenses:
Lennar Homebuilding	—	2,151,982	12,257	2,780	2,167,019
Lennar Financial Services	—	110,711	116,562	(15,252)	212,021
Rialto Investments	—	—	109,964	—	109,964
Corporate general and administrative	84,500	—	—	3,796	88,296
Total costs and expenses	84,500	2,262,693	238,783	(8,676)	2,577,300
Lennar Homebuilding equity in loss from unconsolidated entities	—	(13,880)	(409)	—	(14,289)
Lennar Homebuilding other income (expense), net	(210)	11,390	—	239	11,419
Other interest expense	(4,342)	(71,311)	—	4,342	(71,311)
Rialto Investments equity in earnings from unconsolidated entities	—	—	37,578	—	37,578
Rialto Investments other expense, net	—	—	(23,675)	—	(23,675)
Earnings (loss) before income taxes	(89,052)	165,100	41,143	—	117,191
Benefit (provision) for income taxes	2,671	449,440	(35,490)	—	416,621
Equity in earnings from subsidiaries	641,161	23,560	—	(664,721)	—
Net earnings (including net loss attributable to noncontrolling interests)	554,780	638,100	5,653	(664,721)	533,812
Less: Net loss attributable to noncontrolling interests	—	—	(20,968)	—	(20,968)
Net earnings attributable to Lennar	$554,780	638,100	26,621	(664,721)	554,780

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$315,590	374,176	47,445	(415,301)	321,910
Distributions of earnings from guarantor and non-guarantor subsidiaries	378,859	36,442	—	(415,301)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(383,487)	(1,385,923)	14,460	415,301	(1,339,649)
Net cash provided by (used in) operating activities	310,962	(975,305)	61,905	(415,301)	(1,017,739)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net	—	93,744	914	—	94,658
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(1,646)	—	(1,646)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	145,781	—	145,781
Receipts of principal payments on Rialto Investments loans receivable	—	—	49,560	—	49,560
Proceeds from sales of Rialto Investments real estate owned	—	—	182,220	—	182,220
Other	—	(27,023)	(9,506)	—	(36,529)
Intercompany	(1,537,867)	—	—	1,537,867	—
Net cash provided by (used in) investing activities	(1,537,867)	66,721	367,323	1,537,867	434,044
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	100,000	—	—	—	100,000
Net repayments under Lennar Financial Services debt	—	—	(167,710)	—	(167,710)
Borrowings under Rialto investments warehouse repurchase facility	—	—	133,103	—	133,103
Net proceeds from senior notes	494,811	—	—	—	494,811
Redemption of senior notes	(63,001)	—	—	—	(63,001)
Principal repayments on Rialto Investments notes payable	—	—	(360,956)	—	(360,956)
Net repayments on other borrowings	—	(74,472)	(36,210)	—	(110,682)
Exercise of land option contracts from an unconsolidated land investment venture	—	(27,329)	—	—	(27,329)
Net payments related to noncontrolling interests	—	—	(174,274)	—	(174,274)
Excess tax benefits from share-based awards	10,148	—	—	—	10,148
Common stock:
Issuances	33,945	—	—	—	33,945
Repurchases	(191)	—	—	—	(191)
Dividends	(23,142)	(374,176)	(41,125)	415,301	(23,142)
Intercompany	—	1,347,185	190,682	(1,537,867)	—
Net cash provided by (used in) financing activities	552,570	871,208	(456,490)	(1,122,566)	(155,278)
Net decrease in cash and cash equivalents	(674,335)	(37,376)	(27,262)	—	(738,973)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$279,143	154,997	137,630	—	571,770

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$554,780	638,100	5,653	(664,721)	533,812
Distributions of earnings from guarantor and non-guarantor subsidiaries	218,743	23,560	—	(242,303)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(656,381)	(967,166)	(65,493)	664,721	(1,024,319)
Net cash provided by (used in) operating activities	117,142	(305,506)	(59,840)	(242,303)	(490,507)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(28,007)	(1,142)	—	(29,149)
Distributions of capital from Rialto Investments unconsolidated entities, net	—	—	54,646	—	54,646
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	33,411	—	33,411
Receipts of principal payments on Rialto Investments loans receivable	—	—	52,913	—	52,913
Proceeds from sales of Rialto Investments real estate owned	—	—	121,848	—	121,848
Other	(218)	3,807	3,692	—	7,281
Intercompany	(641,365)	—	—	641,365	—
Net cash provided by (used in) investing activities	(641,583)	(24,200)	265,368	641,365	240,950
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(77)	(52,343)	—	(52,420)
Net proceeds from senior notes	445,186	—	—	—	445,186
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Principal repayments on Rialto Investments notes payable	—	—	(170,889)	—	(170,889)
Net repayments on other borrowings	—	(22,895)	(4,473)	—	(27,368)
Exercise of land option contracts from an unconsolidated land investment venture	—	(48,242)	—	—	(48,242)
Net receipts related to noncontrolling interests	—	—	566	—	566
Excess tax benefit from share-based awards	1,572	—	—	—	1,572
Common stock:
Issuances	16,323	—	—	—	16,323
Dividends	(22,755)	(215,682)	(26,621)	242,303	(22,755)
Intercompany	—	565,091	76,274	(641,365)	—
Net cash provided by (used in) financing activities	229,464	278,195	(177,486)	(399,062)	(68,889)
Net (decrease) increase in cash and cash equivalents	(294,977)	(51,511)	28,042	—	(318,446)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$569,260	120,507	155,391	—	845,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, as amended, for our fiscal year ended November 30, 2012.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market is in a solid recovery mode and is likely to steadily improve; our belief that we will achieve substantial profitability in fiscal 2013; our belief that moderate increases in interest rates will not substantially affect demand; our belief that there will be a slight increase in average sales price of homes delivered in the fourth quarter of 2013; our belief regarding gross margin percentages in the fourth quarter of 2013 and beyond; our belief that our price increases will continue to outpace costs increases and that inventories are likely to remain low; our intent to settle the 2.75% Convertible Senior Notes in cash; our expectation regarding our variability in our quarterly results; our expectation regarding the growth in the Rialto Investments' management fees revenue; our belief that RMF will be a significant contributor to our Rialto Investments' revenues in the near future; our expectation regarding earnings for our Rialto Investments segment in the fourth quarter of 2013 and beyond; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; and our estimates regarding certain tax matters, including expectations regarding our effective tax rate in the fourth quarter of 2013, and accounting valuations, and our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Some of the most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include but are not limited to the following: a delay in the recovery of real estate markets across the nation, or any further downturn in such markets; changes in general economic and financial conditions in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; competition for home sales from other sellers of new and resale homes; the impact on our business of the federal government shutdown; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; unfavorable or unanticipated outcomes in legal proceedings; and our ability to successfully estimate the impact of certain accounting and tax matters.
Please see our Form 10-K, as amended, for the fiscal year ended November 30, 2012 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
Although the rate of improvement in the overall housing market may moderate, due to the recent upward movement in mortgage rates from their historically low levels and the potential tapering of federal stimulus, we believe that the housing market is in a solid recovery mode and is likely to steadily improve over an extended period of time. This is supported by the production deficit of both single and multifamily housing that took place throughout the economic downturn and up to and including this current year, which has and continues to be the overriding driver of recovery in the housing market. We believe that inventories are likely to remain low, as production increases are constrained by a shortage of entitled and developed land to build on. In addition, while demand for homes has been constrained by a restrictive mortgage market, which has limited access to home ownership with highly conservative underwriting criteria, the credit landscape continues to improve as lenders are beginning to reconsider their credit underwriting overlays and open the doors for more approvals. Additionally, although a fairly recent increase in mortgage interest rates may have temporarily reduced traffic in some of our communities, we believe that moderate increases in interest rates will not substantially affect demand. Overall, demand in our markets continues to outpace supply, and as a result, our deliveries, new order dollar value and homes in backlog were up 37%, 32% and 32%, respectively, from the prior year period. Further, we expect a slight increase in average sales price of homes delivered in the fourth quarter of 2013.
In fiscal 2013, our principal focus in our homebuilding operations has been and will continue to be on improving our operating margin on the homes we sell by increasing sales prices and reducing sales incentives, to offset increasing material, labor and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect to continue to support our homebuilding operations going forward and help us increase operating leverage as deliveries increase. During the third quarter of 2013, our homebuilding gross margins improved year-over-year to an industry leading 24.9%. While we expect gross margin percentages to remain relatively flat in the fourth quarter, we believe that there is opportunity for them to continue to increase going forward. In addition, our operating margins increased 350 basis points during the third quarter of 2013 when compared to the prior year, reflecting the strong operating leverage within our operating platform. Our Financial Services segment also had another strong quarter during the third quarter of 2013 with operating earnings of $23.5 million. Our mortgage operations have benefited from a robust refinancing market in past quarters. That part of the business is now starting to subside; however, our mortgage operations continues to grow as our homebuilding business continues to expand and the number of non-Lennar purchasers using our mortgage company continues to grow in various markets. In addition, we continue to believe that 2013 will be a transitional year for our Rialto Investment segment, as it starts its Rialto Mortgage Finance, LLC ("RMF") business, and shifts from a balance sheet investment model to a fund investment model, and we expect the prospects for future earnings for our Rialto Investments segment to continue to improve throughout and beyond 2013. This may particularly be the case if Rialto Investments segment begins to receive distributions with respect to carried interests in funds or other investments vehicles that it manages, which typically does not occur until later in the life of the fund or investment vehicle.
As we move towards the conclusion of fiscal 2013, we are aware of the concerns that are being reflected in the current market volatility. Our company’s strategy continues to be driven by our belief that the market remains positioned to continue to recover and that our company remains well positioned to benefit from such recovery. Our company's main driver of earnings will continue to be our homebuilding operations, but we are also focused on multiple platforms including Rialto, Multifamily, Financial Services and FivePoint, which manages certain of our strategic long-term joint ventures, in order to create additional stockholder value. We are currently on track to achieve another year of substantial profitability in fiscal 2013, and our strong balance sheet and strong operational platform should continue to allow us to navigate through the challenges of today’s market landscape and benefit from the opportunities ahead.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, will typically alter seasonal patterns.
Our net earnings attributable to Lennar were $120.7 million, or $0.62 per basic share and $0.54 per diluted share, in the third quarter of 2013, which included a net provision for income taxes of $67.2 million. Income taxes included a tax provision of $67.9 million, primarily related to third quarter 2013 pre-tax earnings, partially offset by the reversal of our deferred tax asset valuation allowance of $0.7 million. This compared to net earnings attributable to Lennar of $87.1 million, or $0.46 per basic share and $0.40 per diluted share, in the third quarter of 2012, which included a tax benefit for income taxes of $12.8 million, or $0.06 per diluted share. During both the three and nine months ended August 31, 2013, there was an increase in our homebuilding operating earnings primarily due to an increase in the number of home deliveries and average sales price of homes delivered in our homebuilding operations, partially offset by an increase in materials, labor and land costs. We believe it is likely that our price increases will continue to outpace cost increases. For the three months ended August 31, 2013 there was a slight decrease in the operating earnings of our Lennar Financial Services segment primarily due to a decrease in the profit per transaction resulting from a reduction in refinance volume in the segment's mortgage operations. Despite the slight decrease in operating earnings during the three months ended August 31, 2013, for the nine months ended August 31, 2013 operating earnings of our Lennar Financial Services segment increased primarily due to an increase in the volume of transactions and a higher profit per transaction in the segment's mortgage and title operations. For the three months ended August 31, 2013, there was an increase in the operating earnings of our Rialto segment primarily due to an increase in realized gains on the sales of real estate owned ("REO") included in Rialto investments other income (expense), net, and an increase in operating earnings related to the segments portfolio of real estate loans. For the nine months ended August 31, 2013, there was an increase in the operating earnings of our Rialto segment primarily due to an increase in realized gains on the sales of REO and lower REO expenses included in Rialto investments other income (expense), net partially offset by a decrease in operating earnings related to the segment's portfolio of real estate loans and a decrease in Rialto investments equity in earnings from unconsolidated entities as a result of the Alliance Bernstein L.P. ("AB") fund formed under the Federal government's Public Private Investment Program ("PPIP"), in which it was an investor, and which was liquidated at the end of 2012 and a small amount of earnings from the Rialto Real Estate Fund II L.P. ("Fund II"), which is just starting to ramp up operations. In addition, during both the three and nine months ended August 31, 2013 revenues in the Rialto segment decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans and the fees earned related to the PPIP in 2012, which was successfully completed in 2012, reflecting Rialto Investments segment's shift in focus from acquiring assets to primarily managing assets for funds it creates, in addition to the new RMF business.

Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Lennar Homebuilding revenues:
Sales of homes	$1,447,626	932,838	3,558,974	2,339,983
Sales of land	14,000	22,962	52,440	48,338
Total Lennar Homebuilding revenues	1,461,626	955,800	3,611,414	2,388,321
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,086,680	716,627	2,705,747	1,816,944
Cost of land sold	10,691	21,626	40,018	41,421
Selling, general and administrative	148,267	112,179	387,117	308,654
Total Lennar Homebuilding costs and expenses	1,245,638	850,432	3,132,882	2,167,019
Lennar Homebuilding operating margins	215,988	105,368	478,532	221,302
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	10,345	(5,991)	22,939	(14,289)
Lennar Homebuilding other income (expense), net (1)	(1,294)	(5,406)	286	11,419
Other interest expense	(22,230)	(22,659)	(73,370)	(71,311)
Lennar Homebuilding operating earnings	202,809	71,312	428,387	147,121
Lennar Financial Services revenues	112,638	106,764	327,614	263,574
Lennar Financial Services costs and expenses	89,146	81,441	258,848	212,021
Lennar Financial Services operating earnings	23,492	25,323	68,766	51,553
Rialto Investments revenues	27,808	37,194	79,114	102,874
Rialto Investments costs and expenses	34,167	46,396	94,243	109,964
Rialto Investments equity in earnings from unconsolidated entities	5,199	13,551	15,877	37,578
Rialto Investments other income (expense), net	1,837	(10,063)	9,810	(23,675)
Rialto Investments operating earnings	677	(5,714)	10,558	6,813
Total operating earnings	226,978	90,921	507,711	205,487
Corporate general administrative expenses	(37,619)	(32,286)	(102,742)	(88,296)
Earnings before income taxes	$189,359	58,635	404,969	117,191
(1) During the three and nine months ended August 31, 2013, our multifamily business had $5.4 million and $13.7 million, respectively, of expenses included in Lennar Homebuilding other income (expense), net, which were primarily related to general and administrative expenses, net of management fee income from unconsolidated entities in which we have investments.

Three Months Ended August 31, 2013 versus Three Months Ended August 31, 2012
Revenues from home sales increased 55% in the third quarter of 2013 to $1,447.6 million from $932.8 million in 2012. Revenues were higher primarily due to a 37% increase in the number of home deliveries, excluding unconsolidated entities, and a 13% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 4,972 homes in the third quarter of 2013 from 3,617 homes in the third quarter of 2012. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $291,000 in the third quarter of 2013 from $258,000 in the same period last year. Sales incentives offered to homebuyers were $18,700 per home delivered in the third quarter of 2013, or 6.0% as a percentage of home sales revenue, compared to $26,100 per home delivered in the same period last year, or 9.2% as a percentage of home sales revenue, and $20,200 per home delivered in the second quarter of 2013, or 6.7% as a percentage of home sales revenue.
Gross margins on home sales were $360.9 million, or 24.9%, in the third quarter of 2013, compared to $216.2 million, or 23.2%, in the third quarter of 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 61% of our deliveries, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and an increase in the average sales price of homes delivered, partially offset by an increase in materials, labor and land costs. Gross profits on land sales totaled $3.3 million in the third quarter of 2013, compared to $1.3 million in the third quarter of 2012.
Selling, general and administrative expenses were $148.3 million in the third quarter of 2013, compared to $112.2 million in the third quarter of 2012. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.2% in the third quarter of 2013, from 12.0% in the third quarter of 2012, due to improved operating leverage as a result of increased absorption per community and more active communities.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $10.3 million in the third quarter of 2013, related to our share of operating earnings of Lennar Homebuilding unconsolidated entities, primarily as a result of sales of approximately 200 homesites to third parties by one unconsolidated entity for approximately $78 million, resulting in a gross profit of approximately $32 million. Our share of equity in earnings related to the sales and previously deferred profit related to those homesites that was earned during the third quarter of 2013 was $8.6 million. This compared to Lennar Homebuilding equity in earnings (loss) of ($6.0) million in the third quarter of 2012, primarily related to the Company's share of operating losses of Lennar Homebuilding unconsolidated entities. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.
Lennar Homebuilding other expense, net, totaled $1.3 million in the third quarter of 2013, compared to $5.4 million in the third quarter of 2012, which included a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of 5.95% senior notes due 2013 (the "5.95% Senior Notes") through a tender offer.
Lennar Homebuilding interest expense was $54.3 million in the third quarter of 2013 ($31.6 million was included in cost of homes sold, $0.5 million in cost of land sold and $22.2 million in other interest expense), compared to $45.0 million in the third quarter of 2012 ($21.9 million was included in cost of homes sold, $0.4 million in cost of land sold and $22.7 million in other interest expense). Interest expense increased due to an increase in our outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $23.5 million in the third quarter of 2013, compared to $25.3 million in the third quarter of 2012. The decrease in profitability was primarily due to a decrease in the profit per transaction resulting from a reduction in refinance volume in the segment's mortgage operations.
In the third quarter of 2013, operating earnings for the Rialto Investments segment were $1.5 million (which is comprised of $0.7 million of operating earnings and an add back of $0.8 million of net loss attributable to noncontrolling interests), compared to operating earnings of $7.7 million (which is comprised of a $5.7 million operating loss and an add back of $13.4 million of net loss attributable to noncontrolling interests) in the same period last year. In the third quarter of 2013, revenues in this segment were $27.8 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $37.2 million in the same period last year, which included $8.1 million in fees earned from Rialto's role as sub-advisor to the AB PPIP fund. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans and the fees earned related to the PPIP in 2012, which was successfully completed in 2012, reflecting Rialto Investments' shift in focus from acquiring assets to primarily managing assets for funds it creates in addition to the new RMF business. In the third quarter of 2013, expenses in this segment were $34.2 million, which consisted primarily of costs related to the segment's portfolio operations, loan impairments of $3.5 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $46.4 million in the same period last year, which consisted primarily of costs related to its portfolio operations, loan impairments of $20.3 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses. Expenses decreased primarily due to a decrease in loan impairment.
The segment also had equity in earnings from unconsolidated entities of $5.2 million in the third quarter of 2013, which primarily included $5.1 million of equity in earnings related to our share of earnings from the two Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $13.6 million in the third quarter of 2012, which included $8.1 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, $1.2 million of interest income earned by the AB PPIP fund and $6.2 million of equity in earnings related to our share of earnings from the Rialto Real Estate Fund I ("Fund I").
In the third quarter of 2013, Rialto Investments other income (expense), net, was $1.8 million, which consisted primarily of realized gains on the sale of REO of $9.7 million and rental income, partially offset by expenses related to owning and maintaining REO and impairments on REO. In the third quarter of 2012, Rialto Investments other income (expense), net, was ($10.1) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by realized gains on the sale of REO of $2.4 million and rental income.
Corporate general and administrative expenses were $37.6 million, or 2.3% as a percentage of total revenues, in the third quarter of 2013, compared to $32.3 million, or 2.9% as a percentage of total revenues, in the third quarter of 2012. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage
Net earnings (loss) attributable to noncontrolling interests were $1.5 million and ($15.7) million, respectively, in the third quarter of 2013 and 2012. In the third quarter of 2013, net earnings attributable to noncontrolling interests were primarily related to our homebuilding operations, partially offset by a net loss related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC in 2010. In the third quarter of 2012, net earnings attributable to noncontrolling interests were primarily related to the FDIC’s interest in the portfolio of real estate loans.
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
During the third quarter of 2013, we concluded that it was more likely than not that a portion of our federal deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings, as well as generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during the second quarter of 2013. Accordingly, during the third quarter of 2013, we reversed $0.7 million of our valuation allowance against our federal deferred tax assets. This reversal was offset by a tax provision of $67.9 million primarily related to third quarter 2013 pre-tax earnings. Therefore, we had a $67.2 million provision for income taxes for the third quarter of 2013. As of August 31, 2013, we had a valuation allowance against our deferred tax assets of $20.4 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. During the third quarter of 2012, we reversed $35.4 million of our valuation allowance against our state deferred tax assets and $8.6 million of our valuation allowance that was previously maintained to be utilized in the remaining interim periods of 2012. The total reversal for the third quarter of 2012 was $44.0 million. This reversal was offset by a tax provision of $31.2 million primarily related to third quarter 2012 pre-tax earnings. Therefore, we had a $12.8 million net benefit for income taxes for the third quarter of 2012. Our overall effective income tax rates were 35.77% and (17.19%), respectively, for the three months ended August 31, 2013 and 2012. The effective tax rates were lower than normal corporate tax rates primarily due to the reversal of our valuation allowance and special tax credits taken in the three months ended August 31, 2013 and 2012. We expect our effective tax rate to be higher in the fourth quarter of 2013 than it was in the third quarter of 2013.
Nine Months Ended August 31, 2013 versus Nine Months Ended August 31, 2012
Revenues from home sales increased 52% in the nine months ended August 31, 2013 to $3.6 billion from $2.3 billion in 2012. Revenues were higher primarily due to a 36% increase in the number of home deliveries, excluding unconsolidated entities, and a 12% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 12,595 homes in the nine months ended August 31, 2013 from 9,281 homes in the nine months ended August 31, 2012. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $283,000 in the nine months ended August 31, 2013 from $252,000 in the same period last year. Sales incentives offered to homebuyers were $20,400 per home delivered in the nine months ended

August 31, 2013, or 6.7% as a percentage of home sales revenue, compared to $29,500 per home delivered in the same period last year, or 10.5% as a percentage of home sales revenue.
Gross margins on home sales were $853.2 million, or 24.0%, in the nine months ended August 31, 2013, compared to $523.0 million, or 22.4%, in the nine months ended August 31, 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 59% of our deliveries, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and an increase in the average sales price of homes delivered, partially offset by an increase in materials, labor and land costs. Gross profits on land sales totaled $12.4 million in the nine months ended August 31, 2013, compared to $6.9 million in the nine months ended August 31, 2012.
Selling, general and administrative expenses were $387.1 million in the nine months ended August 31, 2013, compared to $308.7 million in the nine months ended August 31, 2012. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.9% in the nine months ended August 31, 2013, from 13.2% in the nine months ended August 31, 2012, due to improved operating leverage as a result of increased absorption per community and more active communities.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $22.9 million in the nine months ended August 31, 2013, related to our share of operating earnings of Lennar Homebuilding unconsolidated entities, primarily as a result of sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $85 million. Our share of equity in earnings for the nine months ended August 31, 2013 related to the sales and previously deferred profit related to those homesites that was earned during the third quarter of 2013 was $21.6 million. This compared to Lennar Homebuilding equity in earnings (loss) of ($14.3) million, in the nine months ended August 31, 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $5.4 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.
Lennar Homebuilding other income, net, totaled $0.3 million in the nine months ended August 31, 2013, compared to $11.4 million in the nine months ended August 31, 2012, which included a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% Senior Notes through a tender offer.
Lennar Homebuilding interest expense was $155.4 million in the nine months ended August 31, 2013 ($80.0 million was included in cost of homes sold, $2.1 million in cost of land sold and $73.4 million in other interest expense), compared to $131.1 million in the nine months ended August 31, 2012 ($58.4 million was included in cost of homes sold, $1.4 million in cost of land sold and $71.3 million in other interest expense). Interest expense increased due to an increase in our outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $68.8 million in the nine months ended August 31, 2013, compared to $51.6 million in the nine months ended August 31, 2012. The increase in profitability was primarily due to an increase in the volume of transactions and a higher profit per transaction in the segment's mortgage and title operations.
In the nine months ended August 31, 2013, operating earnings for the Rialto Investments segment were $6.0 million (which is comprised of $10.6 million of operating earnings, offset by $4.6 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $21.4 million (which is comprised of $6.8 million of operating earnings and an add back of $14.6 million of net loss attributable to noncontrolling interests) in the same period last year. In the nine months ended August 31, 2013, revenues in this segment were $79.1 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $102.9 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the segment's portfolio of loans, reflecting Rialto Investments' shift in focus from acquiring assets to primarily managing assets for funds it creates in addition to the new RMF business. In the nine months ended August 31, 2013, expenses in this segment were $94.2 million, which consisted primarily of costs related to the segment's portfolio operations, loan impairments of $14.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $110.0 million, in the same period last year, which consisted primarily of costs related to the segment's portfolio operations, loan impairments of $22.6 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), and other general and administrative expenses. Expenses decreased primarily due to a decrease in loan servicing expenses and loan impairments.

The segment also had equity in earnings from unconsolidated entities of $15.9 million in the nine months ended August 31, 2013, which primarily included $15.7 million of equity in earnings related to our share of earnings from the two Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $37.6 million in the nine months ended August 31, 2012, which included $17.0 million of net gains primarily related to realized gains from the sale of the investments in the portfolio underlying the AB PPIP fund, $6.3 million of interest income earned by the AB PPIP fund and $16.8 million of equity in earnings related to our share of earnings from Fund I.
In the nine months ended August 31, 2013, Rialto Investments other income (expense), net, was $9.8 million, which consisted primarily of realized gains on the sale of REO of $36.9 million and rental income, partially offset by expenses related to owning and maintaining REO and impairments on REO. In the nine months ended August 31, 2012, Rialto Investments other income (expense), net, was ($23.7) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by realized gains on the sale of REO of $10.9 million, and rental income.
Corporate general and administrative expenses were $102.7 million, or 2.6% as a percentage of total revenues, in the nine months ended August 31, 2013, compared to $88.3 million, or 3.2% as a percentage of total revenues, in the nine months ended August 31, 2012. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were $6.3 million and ($21.0) million, respectively, in the nine months ended August 31, 2013 and 2012, primarily attributable to noncontrolling interests related to our homebuilding and Rialto Investments operations.
In the nine months ended August 31, 2013, we concluded that it was more likely than not that a portion of our deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings, as well as our generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during the second quarter of 2013. Accordingly, during the nine months ended August 31, 2013, we reversed $67.1 million of our valuation allowance primarily against our state deferred tax assets. This reversal was offset by a tax provision of $150.2 million primarily related to pre-tax earnings for the nine months ended August 31, 2013. Therefore, we had an $83.1 million provision for income taxes for the nine months ended August 31, 2013. During the nine months ended August 31, 2012, we reversed $447.0 million of our valuation allowance against our deferred tax assets. Our overall effective income tax rates were 20.84% and (301.55%), respectively, for the nine months ended August 31, 2013 and 2012. The low effective tax rate and the negative effective tax rate were primarily related to the reversal of our valuation allowance in the nine months ended August 31, 2013 and 2012, respectively.
During the nine months ended August 31, 2013, we had transactions involving three of our consolidated joint ventures. In the first joint venture transaction, we bought out our 50% partners for $82.3 million, paying $18.8 million in cash and financing the remainder with a short-term note. Our consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $120 million, or a 30% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 15% or increased to 45% with a corresponding increase or decrease in our equity interest percentage. The new unconsolidated joint venture subsequently distributed $120 million of cash to us as a return of capital.
In the second joint venture transaction, we purchased our partner's interest for $153.2 million and the inventories are now wholly-owned assets, which we plan to develop and build homes. During the three months ended August 31, 2013, there was a third joint venture transaction, we paid off the bank debt of the consolidated joint venture and assumed the partner's interest, resulting in the entity being wholly-owned.
These transactions did not impact our net earnings, but our balance sheet was affected as follows: cash was reduced by approximately $52 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $103 million, deferred tax assets were increased by $40 million, additional paid-in capital (equity) was reduced by $62 million, net of tax, and non-controlling interests were reduced by $134 million.

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
At August 31, 2013, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Tennessee, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
East:
Sales of homes	$507,259	327,681	1,213,136	870,750
Sales of land	3,528	1,302	19,872	13,215
Total East	510,787	328,983	1,233,008	883,965
Central:
Sales of homes	204,571	137,352	533,204	334,739
Sales of land	952	1,376	3,125	4,266
Total Central	205,523	138,728	536,329	339,005
West:
Sales of homes	303,952	179,114	747,102	459,386
Sales of land	—	—	490	523
Total West	303,952	179,114	747,592	459,909
Southeast Florida:
Sales of homes	119,849	93,076	315,583	213,743
Sales of land	—	13,800	—	13,800
Total Southeast Florida	119,849	106,876	315,583	227,543
Houston:
Sales of homes	183,442	129,773	418,248	307,167
Sales of land	9,520	6,302	28,626	16,197
Total Houston	192,962	136,075	446,874	323,364
Other:
Sales of homes	128,553	65,842	331,701	154,198
Sales of land	—	182	327	337
Total Other	128,553	66,024	332,028	154,535
Total homebuilding revenues	$1,461,626	955,800	3,611,414	2,388,321

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Operating earnings (loss):
East:
Sales of homes (1)	$82,990	35,167	173,683	84,109
Sales of land	410	(747)	4,179	1,695
Equity in earnings (loss) from unconsolidated entities	406	(125)	682	834
Other income (expense), net	766	(1,848)	(4,434)	(403)
Other interest expense	(6,049)	(6,217)	(19,902)	(19,767)
Total East	78,523	26,230	154,208	66,468
Central:
Sales of homes	15,054	14,074	48,666	26,815
Sales of land	202	144	626	852
Equity in loss from unconsolidated entities	(155)	(117)	(248)	(281)
Other expense, net	(974)	(887)	(1,422)	(1,656)
Other interest expense	(3,025)	(3,202)	(9,727)	(10,336)
Total Central	11,102	10,012	37,895	15,394
West:
Sales of homes (1)	52,539	12,138	105,032	19,143
Sales of land	(23)	102	(97)	184
Equity in earnings (loss) from unconsolidated entities (2)	9,760	(5,464)	23,143	(13,846)
Other income, net	3,534	317	13,531	905
Other interest expense	(7,557)	(7,359)	(25,055)	(23,630)
Total West	58,253	(266)	116,554	(17,244)
Southeast Florida:
Sales of homes	25,602	17,741	63,279	38,141
Sales of land	—	(22)	—	(354)
Equity in earnings (loss) from unconsolidated entities	492	(167)	42	(742)
Other income (expense), net (3)	1,160	(400)	6,749	15,526
Other interest expense	(1,887)	(2,270)	(6,531)	(6,879)
Total Southeast Florida	25,367	14,882	63,539	45,692
Houston:
Sales of homes	26,501	15,170	48,539	28,292
Sales of land	2,717	1,789	7,622	4,579
Equity in loss from unconsolidated entities	(6)	(7)	(16)	(26)
Other expense, net	(186)	(62)	(99)	1,099
Other interest expense	(1,133)	(1,144)	(3,621)	(3,420)
Total Houston	27,893	15,746	52,425	30,524
Other:
Sales of homes	9,993	9,742	26,911	17,885
Sales of land	3	70	92	(39)
Equity in loss from unconsolidated entities	(152)	(111)	(664)	(228)
Other expense, net	(5,594)	(2,526)	(14,039)	(4,052)
Other interest expense	(2,579)	(2,467)	(8,534)	(7,279)
Total Other	1,671	4,708	3,766	6,287
Total homebuilding operating earnings	$202,809	71,312	428,387	147,121

(1)
The increase in the operating earnings of the sales of homes in the Homebuilding East and West segment was primarily due to an increase in the number of home deliveries, an increase in the average sales price of homes delivered, an increase in gross margins and lower selling, general and administrative expenses as a percentage of home sales revenue due to the increased operating leverage.

(2)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities for the three months ended August 31, 2013 includes the sale of approximately 200 homesites to third parties by one unconsolidated entity for approximately $78 million, resulting in a gross profit of approximately $32 million. Our share of equity in earnings related to the sales and previously deferred profit related to those homesites that was earned during the third quarter of 2013 was $8.6 million. Lennar Homebuilding equity in earnings (loss) from unconsolidated entities for the nine months ended August 31, 2013, includes the sale of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $85 million. Our share of equity in earnings for the nine months ended August 31, 2013 related to the sales and previously deferred profit related to those homesites that was earned during the third quarter of 2013 was $21.6 million. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.

(3)	Other income, net, for the nine months ended August 31, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	1,949	1,339	$509,673	328,598	$262,000	245,000
Central	785	612	204,571	137,352	261,000	224,000
West	854	635	312,535	202,150	366,000	318,000
Southeast Florida	400	335	119,849	93,077	300,000	278,000
Houston	675	550	183,441	129,773	272,000	236,000
Other	327	184	128,553	65,842	393,000	358,000
Total	4,990	3,655	$1,458,622	956,792	$292,000	262,000
Of the total homes delivered listed above, 18 homes with a dollar value of $11.0 million and an average sales price of $611,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2013, compared to 38 deliveries with a dollar value of $24.0 million and an average sales price of $630,000 for the three months ended August 31, 2012.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	4,692	3,751	$1,218,246	877,858	$260,000	234,000
Central	2,062	1,492	533,204	334,739	259,000	224,000
West	2,302	1,561	771,224	492,528	335,000	316,000
Southeast Florida	1,118	784	315,583	213,744	282,000	273,000
Houston	1,596	1,324	418,248	307,167	262,000	232,000
Other	870	447	331,701	154,198	381,000	345,000
Total	12,640	9,359	$3,588,206	2,380,234	$284,000	254,000
Of the total homes delivered listed above, 45 homes with a dollar value of $29.2 million and an average sales price of $650,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2013, compared to 78 deliveries with a dollar value of $40.3 million and an average sales price of $516,000 for the nine months ended August 31, 2012.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	$40,622	40,824	$20,900	30,600	7.4%	11.1%
Central	13,938	11,355	17,800	18,600	6.4%	7.6%
West	5,488	11,435	6,500	19,100	1.8%	6.0%
Southeast Florida	10,849	9,586	27,100	28,600	8.3%	9.3%
Houston	18,063	17,000	26,800	30,900	9.0%	11.6%
Other	3,852	4,104	11,800	22,300	2.9%	5.9%
Total	$92,812	94,304	$18,700	26,100	6.0%	9.2%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	$112,057	117,999	$24,000	31,600	8.5%	11.9%
Central	36,227	37,232	17,600	25,000	6.4%	10.0%
West	19,080	36,748	8,400	24,400	2.5%	7.4%
Southeast Florida	30,849	25,617	27,600	32,700	8.9%	10.8%
Houston	46,113	43,268	28,900	32,700	9.9%	12.3%
Other	12,400	13,158	14,300	29,400	3.6%	7.9%
Total	$256,726	274,022	$20,400	29,500	6.7%	10.5%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	1,831	1,491	$507,676	376,954	$277,000	253,000
Central	643	644	177,821	158,071	277,000	245,000
West	958	800	373,456	250,776	390,000	313,000
Southeast Florida	462	472	152,478	134,875	330,000	286,000
Houston	600	535	162,080	131,644	270,000	246,000
Other	291	256	142,169	94,576	489,000	369,000
Total	4,785	4,198	$1,515,680	1,146,896	$317,000	273,000
Of the total new orders listed above, 13 homes with a dollar value of $8.4 million and an average sales price of $645,000 represent new orders from unconsolidated entities for the three months ended August 31, 2013, compared to 35 new orders with a dollar value of $23.6 million and an average sales price of $676,000 for the three months ended August 31, 2012.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	5,768	4,342	$1,570,959	1,061,269	$272,000	244,000
Central	2,160	1,923	583,779	446,965	270,000	232,000
West	2,445	2,082	892,118	633,473	365,000	304,000
Southeast Florida	1,426	1,143	440,786	310,339	309,000	272,000
Houston	1,833	1,585	489,408	384,682	267,000	243,000
Other	913	626	369,729	232,474	405,000	371,000
Total	14,545	11,701	$4,346,779	3,069,202	$299,000	262,000
Of the total new orders listed above, 45 homes with a dollar value of $29.7 million and an average sales price of $659,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2013, compared to 84 new orders with a dollar value of $43.8 million and an average sales price of $522,000 for the nine months ended August 31, 2012.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during both the three and nine months ended August 31, 2013 and 2012.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	2,452	1,539	$721,575	405,551	$294,000	264,000
Central	751	740	218,780	176,781	291,000	239,000
West	851	819	324,078	237,839	381,000	290,000
Southeast Florida	777	525	266,546	150,032	343,000	286,000
Houston	753	616	206,475	157,118	274,000	255,000
Other	374	274	181,365	123,498	485,000	451,000
Total	5,958	4,513	$1,918,819	1,250,819	$322,000	277,000
Of the total homes in backlog listed above, 5 homes with a backlog dollar value of $4.0 million and an average sales price of $793,000 represent the backlog from unconsolidated entities at August 31, 2013, compared with backlog from unconsolidated entities of 8 homes with a backlog dollar value of $4.6 million and an average sales price of $572,000 at August 31, 2012.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for both the three and nine months ended August 31, 2013 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
East	18%	16%	15%	17%
Central	22%	19%	18%	17%
West	15%	16%	14%	17%
Southeast Florida	10%	11%	12%	10%
Houston	23%	24%	21%	21%
Other	15%	8%	12%	7%
Total	18%	17%	16%	17%

Active Communities:

	August 31,
	2013	2012
East	202	160
Central	74	72
West	80	60
Southeast Florida	33	33
Houston	74	66
Other	51	53
Total	514	444
Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities during both the periods ended August 31, 2013 and August 31, 2012.
Deliveries from New Higher Margin Communities (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	1,337	763	$346,284	178,734	$259,000	234,000
Central	388	273	96,913	62,690	250,000	230,000
West	572	387	195,973	113,262	343,000	293,000
Southeast Florida	262	237	92,137	71,377	352,000	301,000
Houston	217	90	64,944	19,695	299,000	219,000
Other	273	111	100,178	42,006	367,000	378,000
Total	3,049	1,861	$896,429	487,764	$294,000	262,000

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013	2012
East	3,209	2,002	$828,370	447,600	$258,000	224,000
Central	919	606	230,071	138,320	250,000	228,000
West	1,493	924	464,598	279,542	311,000	303,000
Southeast Florida	720	549	233,635	161,482	324,000	294,000
Houston	468	212	136,108	46,340	291,000	219,000
Other	679	193	243,555	76,983	359,000	399,000
Total	7,488	4,486	$2,136,337	1,150,267	$285,000	256,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and is a subset of the deliveries included in the preceding deliveries table.

Three Months Ended August 31, 2013 versus Three Months Ended August 31, 2012
Homebuilding East: Homebuilding revenues increased for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $135.3 million, or 26.7%, for the three months ended August 31, 2013, compared to gross margins on home sales of $80.5 million, or 24.6%, for the three months ended August 31, 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.4% in 2013, compared to 11.1% in 2012), partially offset by a 5% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the three months ended August 31, 2013 compared to the three months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $36.6 million, or 17.9%, for the three months ended August 31, 2013, compared to gross margins on home sales of $28.6 million, or 20.8%, for the three months ended August 31, 2012. Gross margin percentage on homes sales decreased compared to last year primarily due to a 17% increase in direct construction and land costs per home due to increases in labor, material and land costs offset by a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.4% in 2013, compared to 7.6% in 2012) and lower valuation adjustments.
Homebuilding West: Homebuilding revenues increased for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $85.3 million, or 28.1%, for the three months ended August 31, 2013, compared to gross margins on home sales of $36.7 million, or 20.5%, for the three months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (1.8% in 2013, compared to 6.0% in 2012), lower valuation adjustments, partially offset by a 4% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, primarily due to the increase in the number of deliveries and average sales price, which was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. Gross margins on home sales were $35.7 million, or 29.8%, for the three months ended August 31, 2013, compared to gross margins on home sales of $24.7 million, or 26.5%, for the three months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.3% in 2013, compared to 9.3% in 2012) and lower valuation adjustments, partially offset by a 3% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Houston: Homebuilding revenues increased for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $44.8 million, or 24.4%, for the three months ended August 31, 2013, compared to gross margins on home sales of $28.7 million, or 22.1%, for the three months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.0% in 2013, compared to 11.6% in 2012), partially offset by a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, primarily due to an increase in the number of home deliveries in all of the states of Homebuilding Other, except for Illinois which had insignificant activity, and an increase in the average sales price of homes delivered in all the states in the segment, except Oregon. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. The decrease in the average sales price of homes delivered in Oregon was primarily due to a change in product mix due to the timing of deliveries from particular communities. Gross margins on home sales were $23.3 million, or 18.1%, for the three months ended August 31, 2013, compared to gross margins on home sales of $17.1 million, or 25.9%, for the three months ended August 31, 2012. This decrease was due to a change in product mix due to the timing of deliveries from particular communities, which was partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (2.9% in 2013, compared to 5.9% in 2012) and lower valuation adjustments.
Nine Months Ended August 31, 2013 versus Nine Months Ended August 31, 2012
Homebuilding East: Homebuilding revenues increased for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all the states in this segment, except for New Jersey, in which the average sales price of homes delivered decreased. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. The decrease in the average sales price of homes delivered in New Jersey was primarily related to product mix due to the timing of deliveries from particular communities. Gross margins on home sales were $308.9 million, or 25.5%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $202.9 million, or 23.3%, for the nine months ended August 31, 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.5% in 2013, compared to 11.9% in 2012) and lower valuation adjustments, partially offset by a 10% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $102.1 million, or 19.1%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $65.8 million, or 19.6%, for the nine months ended August 31, 2012. Gross margin percentage on homes sales decreased compared to last year primarily due to a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.4% in 2013, compared to 10.0% in 2012) and lower valuation adjustments.
Homebuilding West: Homebuilding revenues increased for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $194.3 million, or 26.0%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $93.9 million, or 20.4%, for the nine months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (2.5% in 2013, compared to 7.4% in 2012), lower valuation adjustments and a 5% decrease in direct construction and land costs per home due to a change in product mix due to the timing of deliveries from particular communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, primarily due to the increase in the number of deliveries and average sales price in this segment, which was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas Gross margins on home sales were $90.5 million, or 28.7%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $58.1 million, or 27.2%, for the nine months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.9% in 2013, compared to 10.8% in 2012), partially offset by a 2% increase in direct construction and land costs and higher valuation adjustments.
Homebuilding Houston: Homebuilding revenues increased for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in this segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $95.3 million, or 22.8%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $64.2 million, or 20.9%, for the nine months ended August 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.9% in 2013, compared to 12.3% in 2012), partially offset by a 11% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states of Homebuilding Other, except for Illinois, which had insignificant activity. The increase in the number of deliveries was primarily driven by an increase in our backlog as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $62.1 million, or 18.7%, for the nine months ended August 31, 2013, compared to gross margins on home sales of $38.2 million, or 24.7%, for the nine months ended August 31, 2012. This decrease in gross margin percentage was primarily due to a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.6% in 2013, compared to 7.9% in 2012) and lower valuation adjustments.
At August 31, 2013 and 2012, we owned 119,243 homesites and 105,685 homesites, respectively, and had access to an additional 27,585 homesites and 18,147 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2012, we owned 107,138 homesites and had access to an additional 21,346 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2013, 4.2% of the homesites we owned were subject to home purchase contracts. At August 31, 2013 and 2012, our backlog of sales contracts was 5,958 homes or $1.9 billion and 4,513 homes or $1.3 billion, respectively. The increase in backlog was primarily attributable to an increase in new orders in the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012.

Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The following table sets forth selected financial and operation information related to our Lennar Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2013	2012	2013	2012
Revenues	$112,638	106,764	327,614	263,574
Costs and expenses	89,146	81,441	258,848	212,021
Operating earnings	$23,492	25,323	68,766	51,553
Dollar value of mortgages originated	$1,381,000	1,288,000	3,987,000	3,007,000
Number of mortgages originated	5,800	5,600	17,000	13,600
Mortgage capture rate of Lennar homebuyers	77%	75%	78%	76%
Number of title and closing service transactions	25,800	26,900	79,500	79,200
Number of title policies issued	50,300	39,300	142,100	100,900
Rialto Investments Segment
Our Rialto reportable segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and funds or entities in which funds it manages have invested, and primarily on their behalf. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets. During the third quarter of 2013, RMF was formed to originate and securitize five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which will be secured by income producing properties. We expect this business to be a significant contributor to our Rialto Investments' revenues, at least in the near future.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes Fund I, in which investors have committed and contributed a total of $700 million of equity (including $75 million by us) and Fund II with investor commitments of $643 million (including $100 million by us). Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues	$27,808	37,194	79,114	102,874
Costs and expenses	34,167	46,396	94,243	109,964
Rialto Investments equity in earnings from unconsolidated entities	5,199	13,551	15,877	37,578
Rialto Investments other income (expense), net	1,837	(10,063)	9,810	(23,675)
Operating earnings (loss) (1)	$677	(5,714)	10,558	6,813

(1)
Operating earnings (loss) for the three and nine months ended August 31, 2013 include net earnings (loss) attributable to noncontrolling interests of ($0.8) million and $4.6 million, respectively. Operating earnings (loss) for the three and nine months ended August 31, 2012 include net earnings (loss) attributable to noncontrolling interests of ($13.4) million and ($14.6) million, respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Realized gains on REO sales, net	$9,651	2,418	36,857	10,857
Unrealized loss on transfer of loans receivable to REO, net	(2,373)	(4,690)	(8,683)	(5,923)
REO expenses	(10,267)	(12,035)	(33,171)	(40,758)
Rental income	4,826	4,244	14,807	12,149
Rialto Investments other income (expense), net	$1,837	(10,063)	9,810	(23,675)
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of August 31, 2013, and November 30, 2012, the notes payable balance was $110.0 million and $470.0 million, respectively; however, as of August 31, 2013 and November 30, 2012, $78.0 million and $223.8 million, respectively, of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the nine months ended August 31, 2013, the LLCs retired $360.0 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At August 31, 2013, these consolidated LLCs had total combined assets and liabilities of $880.0 million and $133.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million of principal amount was retired in 2012. As of August 31, 2013, there was $90.9 million outstanding.
Rialto Mortgage Finance
During the third quarter of 2013, Rialto Mortgage Finance, LLC (“RMF”) was formed to originate and securitize five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which will be secured by income producing properties. As of August 31, 2013, RMF has originated loans with a total principal balance of $245.2 million. In September 2013, RMF sold $198 million of these loans in a securitization. As of August 31, 2013, RMF had a $250 million warehouse repurchase financing agreement of which $133.1 million was outstanding.
Investments
In 2010, 2011 and 2012, investors in Fund I made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three and nine months ended August 31, 2013, we received distributions of $2.7 million and $39.8 million, respectively, as a return of capital. During the three and nine months ended August 31, 2012, we contributed $8.8 million and $26.8 million, respectively, to Fund I. Of these amounts contributed, $13.9 million was distributed back to us during the nine months ended August 31, 2012 as a return of capital distributions due to a securitization within Fund I. As of August 31, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $73.9 million and $98.9 million, respectively. For the three and nine months ended August 31, 2013, our share of earnings from Fund I was $3.7 million and $14.8 million, respectively. For the three and nine months ended August 31, 2012, our share of earnings from Fund I was $6.2 million and $16.8 million, respectively.
In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of August 31, 2013 and November 30, 2012, the carrying value of the investment securities was $15.8 million and $15.0 million, respectively.

In December 2012, our Rialto segment completed the first closing of Fund II with initial equity commitments of approximately $260 million, including $100 million committed by us. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. As of August 31, 2013, the equity commitments of Fund II were $643 million. During the nine months ended August 31, 2013, $240 million of the $643 million in equity commitments was called, of which, we contributed our portion of $37.4 million. As of August 31, 2013, the carrying value of our investment in Fund II was $38.3 million. For the three and nine months ended August 31, 2013, the Company’s share of earnings from Fund II was $1.4 million and $0.9 million, respectively.
In the third quarter of 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Rialto Mezzanine Partners Fund (the “Mezzanine Fund”) with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of August 31, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by us. As of August 31, 2013, total invested capital was $13.5 million, including $4.1 million invested by us.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.3 million and $8.4 million, respectively.

2) Financial Condition and Capital Resources
At August 31, 2013, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $571.8 million, compared to $1.3 billion at November 30, 2012 and $845.2 million at August 31, 2012.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2013 and 2012, cash used in operating activities totaled $1,017.7 million and $490.5 million, respectively. During the nine months ended August 31, 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and an increase in Rialto Investments loans held-for-sale related to its new RMF business, partially offset by our net earnings, an increase in accounts payable and other liabilities and a decrease in Lennar Financial Services loans held-for-sale.
During the nine months ended August 31, 2012 cash used in operating activities was impacted by our net earnings (net of our deferred income tax benefit) and a decrease in receivables, offset by a decrease in accounts payable and other liabilities, an increase in Lennar Financial Services loans held-for-sale and an increase in inventories due to strategic land purchases.
Investing Cash Flow Activities
During the nine months ended August 31, 2013 and 2012, cash provided by investing activities totaled $434.0 million and $241.0 million, respectively. During the nine months ended August 31, 2013, we received $49.6 million of principal payments on Rialto Investments loans receivable and $182.2 million of proceeds from the sales of REO. In addition, cash increased due to $155.0 million of distributions of capital from Lennar Homebuilding unconsolidated entities, primarily related to a distribution from a new unconsolidated joint venture, $39.8 million of distributions of capital from the Rialto Investments' unconsolidated entities, primarily related to Fund I and a $145.8 million decrease in Rialto Investments defeasance cash. This was partially offset by $60.4 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and $41.5 million of cash contributions to Rialto Investments unconsolidated entities, primarily Fund II.
During the nine months ended August 31, 2012, we received $52.9 million of principal payments on Rialto Investments loans receivable and $121.8 million of proceeds from the sale of REO. In addition, cash increased due to a $33.4 million decrease in Rialto Investments defeasance cash, $26.5 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $83.4 million of distributions of capital from Rialto Investments unconsolidated entities, primarily related to the unwinding of the AB PPIP fund. This was partially offset by $55.7 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $28.7 million of cash contributions to Rialto Investments unconsolidated entities, primarily Fund I.

We are always evaluating the possibility of acquiring homebuilders and other companies. However, at August 31, 2013, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the nine months ended August 31, 2013, our cash used in financing activities of $155.3 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities, principal payments on other borrowings, the redemption of our 5.95% Senior Notes and payments related to buyouts of our partners' noncontrolling interests in two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 (the "4.125% Senior Notes"), the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022 (the "4.750% Senior Notes"), net borrowings under our Credit Facility, borrowings under Rialto Investments' new warehouse repurchase facility related to its new Rialto Mortgage Finance business and proceeds from other borrowings.
During the nine months ended August 31, 2012, our cash used in financing activities of $68.9 million was primarily attributed to the partial redemption of our 5.95% Senior Notes, principal repayments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the sale of $400 million of 4.75% senior notes due 2017 (the "4.75% Senior Notes") and the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments.
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

(Dollars in thousands)	August 31, 2013	November 30, 2012	August 31, 2012
Lennar Homebuilding debt	$4,624,614	4,005,051	3,671,595
Stockholders’ equity	3,714,146	3,414,764	3,271,722
Total capital	$8,338,760	7,419,815	6,943,317
Lennar Homebuilding debt to total capital	55.5%	54.0%	52.9%
Lennar Homebuilding debt	$4,624,614	4,005,051	3,671,595
Less: Lennar Homebuilding cash and cash equivalents	433,943	1,146,867	692,004
Net Lennar Homebuilding debt	$4,190,671	2,858,184	2,979,591
Net Lennar Homebuilding debt to total capital (1)	53.0%	45.6%	47.7%

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

At August 31, 2013, Lennar Homebuilding debt to total capital was higher compared to August 31, 2012, primarily as a result of an increase in our senior notes, partially offset by an increase in stockholder’s equity primarily related to our net earnings, which included the reversal of our deferred tax asset valuation allowance over the last 12 months.
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
Our Lennar Homebuilding average debt outstanding was $4.4 billion with an average rate for interest incurred of 5.1% for the nine months ended August 31, 2013, compared to $3.5 billion with an average rate for interest incurred of 5.5% for the nine months ended August 31, 2012. Interest incurred related to homebuilding debt for the nine months ended August 31, 2013 was $193.7 million, compared to $163.7 million in the same period last year.
At August 31, 2013, we had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017 and a $200 million Letter of Credit Facility with a financial institution. During the three months ended August 31, 2013, we increased the maximum aggregate commitment amount under the Credit Facility from $525 million to $950 million, of which $932 million was committed and $18 million was available through an accordion feature, subject to additional commitments, and we extended the Credit Facility's maturity date to June 2017. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2013, we had $100 million outstanding borrowings under the Credit Facility. We believe we were in compliance with our debt covenants at August 31, 2013.
During the three months ended August 31, 2013, we terminated our $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions and our $50 million Letter of Credit and Reimbursement Agreement.
Our performance letters of credit outstanding were $146.8 million and $107.5 million, respectively, at August 31, 2013 and November 30, 2012. Our financial letters of credit outstanding were $191.9 million and $204.7 million, respectively, at August 31, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
In April 2013, we issued an additional $50 million aggregate principal amount of our 4.750% Senior Notes at a price of 98.250% in a private placement. Proceeds from the offering, after payment of expenses, were $49.4 million. We used the net proceeds of the sale of the 4.750% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of our other outstanding senior notes. Interest on our 4.750% Senior Notes is due semi-annually beginning May 15, 2013. Our 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
During the nine months ended August 31, 2013, we retired $63.0 million of the 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
In February 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2018 at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022 at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $271.9 million and $172.2 million, respectively. We used the net proceeds of the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of our other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. Our 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. Interest on our 4.750% Senior Notes is due semi-annually beginning May 15, 2013. We incurred additional interest with respect to the 4.750% Senior Notes and the 4.125% Senior Notes because the registration statements relating to the notes were not filed by and/or did not become effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreements related to such notes. Our 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At August 31, 2013, the carrying amount of our 4.125% Senior Notes was $275.0 million. At August 31, 2013 and November 30, 2012, the carrying amount of our 4.750% Senior Notes was $570.8 million and $350.0 million, respectively.
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
Under the Credit Facility agreement executed in June 2013 (the "Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 65% or less at the end of the last two fiscal quarters of our 2013 fiscal year and throughout the 2014 fiscal year; and a leverage ratio of 60% or less through the maturity of the Agreement in June 2017. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of the minimum net worth test, maximum leverage ratio test and liquidity test, as calculated per the Agreement as of August 31, 2013:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2013
Minimum net worth test (1)	$1,903,166	2,684,561
Maximum leverage ratio (2)	65.0%	57.6%
Liquidity test (3)	1.00	1.77
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Agreement as of August 31, 2013 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of August 31, 2013
Stated minimum consolidated tangible net worth per the Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Agreement, if positive	443,509
Required minimum consolidated tangible net worth per the Agreement	$1,903,166

Consolidated tangible net worth
(Dollars in thousands)	As of August 31, 2013
Total equity	$4,170,686
Less: Intangible assets (a)	(51,972)
Tangible net worth as calculated per the Agreement	4,118,714
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,430,467)
Less: Lennar Homebuilding noncontrolling interests	(3,686)
Consolidated tangible net worth as calculated per the Agreement	$2,684,561

(a)	Intangible assets represent the Financial Services' title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of August 31, 2013. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of August 31, 2013.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of August 31, 2013
Lennar Homebuilding senior notes and other debts payable	$4,624,614
Less: Debt of Lennar Homebuilding consolidated entities (a)	(179,954)
Funded debt as calculated per the Agreement	4,444,660
Plus: Financial letters of credit (b)	192,450
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	42,861
Consolidated indebtedness as calculated per the Agreement	4,679,971
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Agreement (d)	(437,154)
Numerator as calculated per the Agreement	$4,242,817
Denominator as calculated per the Agreement	$7,364,532
Leverage ratio (e)	57.6%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2013.

(b)
Our financial letters of credit outstanding include $191.9 million as disclosed in Note 11 of the notes to our condensed consolidated financial statements as of August 31, 2013 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $27.6 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $15.2 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2013.

(d)
Unrestricted cash and cash equivalents include $433.9 million of Lennar Homebuilding cash and cash equivalents and $13.2 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, plus consolidated tangible net worth as calculated per the Agreement).

(3)	Liquidity as calculated per the Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of August 31, 2013
Unrestricted cash and cash equivalents as calculated per the Agreement (a)	$434,445
Consolidated interest incurred as calculated per the Agreement (b)	$244,841
Liquidity (c)	1.77

(a)
Unrestricted cash and cash and cash equivalents at August 31, 2013 for the liquidity test calculation includes $433.9 million of Lennar Homebuilding cash and cash equivalents plus $13.2 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, less $12.7 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Agreement for the last twelve months ended August 31, 2013 includes Lennar Homebuilding interest incurred of $252.1 million, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

At August 31, 2013, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million that matures in July 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in May 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after the quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million that matures in November 2013. As of August 31, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $660 million and $100 million, respectively.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $290.3 million and $458.0 million at August 31, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $395.9 million and $509.1 million, at August 31, 2013 and November 30, 2012, respectively.
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
At August 31, 2013, our Rialto segment had a $250 million warehouse repurchase financing agreement of which, $133.1 million was outstanding. Rialto uses this warehouse repurchase financing agreement to finance five, seven and ten year commercial first mortgage loans that are originated by RMF, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties.
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three and nine months ended August 31, 2013 and 2012, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2013, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three months ended August 31, 2013, treasury stock increased by an immaterial amount of shares of Class A common stock. During the three months ended August 31, 2012, treasury stock had no changes in the amount of shares of Class A Common stock. During the nine months ended August 31, 2013 and 2012, treasury stock decreased by 0.4 million and 0.3 million, respectively, of shares of Class A common stock due to activity related to the Company's equity compensation plan.
On July 24, 2013, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 10, 2013, as declared by our Board of Directors on June 26, 2013. On October 3, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable November 1, 2013 to holders of record at the close of business on October 18, 2013.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2013, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 6 had recourse debt, 4 non-recourse debt and 26 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2012. In addition, we had 9 multifamily unconsolidated entities as of August 31, 2013, compared to 2 multifamily unconsolidated entities as November 30, 2012, as we continued to grow our multifamily business during the nine months ended August 31, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		At or for the Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2013	2012	2013	2012
Revenues	$240,642	110,823	501,656	264,336
Costs and expenses	163,237	126,007	372,859	303,717
Other income	1,241	10,515	14,602	10,515
Net earnings (loss) of unconsolidated entities	$78,646	(4,669)	143,399	(28,866)
Our share of net earnings (loss)	$19,122	(5,595)	33,219	(15,351)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$10,345	(5,991)	22,939	(14,289)
Our cumulative share of net earnings - deferred at August 31, 2013 and 2012, respectively			$16,099	1,662
Our investments in unconsolidated entities			$755,253	570,666
Equity of the unconsolidated entities			$2,804,884	2,112,963
Our investment % in the unconsolidated entities			27%	27%
(1) For the three and nine months ended August 31, 2013, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $8.6 million and $21.6 million, respectively, of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity and previously deferred profit related to those homesites that was earned during the three months ended August 31, 2013. For the nine months ended August 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.5 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.
Balance Sheets

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$183,877	157,340
Inventories	3,039,135	2,792,064
Other assets	310,459	250,940
	$3,533,471	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$274,131	310,496
Debt	454,456	759,803
Equity	2,804,884	2,130,045
	$3,533,471	3,200,344
As of August 31, 2013 and November 30, 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $755.3 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2013 and November 30, 2012 was $1.0 billion and $681.6 million, respectively, primarily as a result of our buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of August 31, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $238.3 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2013	November 30, 2012
Debt	$454,456	759,803
Equity	2,804,884	2,130,045
Total capital	$3,259,340	2,889,848
Debt to total capital of our unconsolidated entities	13.9%	26.3%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2013	November 30, 2012
Land development (1)	$573,031	493,917
Homebuilding	182,222	71,443
Total investments	$755,253	565,360
(1) Land development includes our investments in multifamily unconsolidated entities that totaled $32.7 million and $3.1 million, respectively, as of August 31, 2013 and November 30, 2012.
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2013	November 30, 2012
Several recourse debt - repayment	$26,126	48,020
Joint and several recourse debt - repayment	15,000	18,695
Lennar’s maximum recourse exposure	41,126	66,715
Less: joint and several reimbursement agreements with our partners	(13,500)	(16,826)
Lennar’s net recourse exposure	$27,626	49,889
During the nine months ended August 31, 2013, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $25.6 million, as a result of $5.9 million we paid primarily through capital contributions to unconsolidated entities and $19.7 million primarily related to the joint ventures selling assets and other transactions.
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

(In thousands)	August 31, 2013	November 30, 2012
Assets	$1,639,382	1,843,163
Liabilities	$449,454	765,295
Equity	$1,189,928	1,077,868
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of both August 31, 2013 and November 30, 2012, we do not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the three months ended August 31, 2013 and 2012, there were $5.1 million and $1.3 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the three months ended August 31, 2013 and 2012, there were no payments under completion guarantees.
During the nine months ended August 31, 2013 and 2012, there were $6.0 million and $5.2 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the nine months ended August 31, 2013 and 2012, there were no payments under completion guarantees.
As of August 31, 2013, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of August 31, 2013, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2013	November 30, 2012
Lennar’s net recourse exposure	$27,626	49,889
Reimbursement agreements from partners	13,500	16,826
Lennar’s maximum recourse exposure	$41,126	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$61,258	114,900
Non-recourse land seller debt or other debt	20,454	26,340
Non-recourse debt with completion guarantees	250,934	458,418
Non-recourse debt without completion guarantees	80,684	93,430
Non-recourse debt to Lennar	413,330	693,088
Total debt	$454,456	759,803
Lennar’s maximum recourse exposure as a % of total JV debt	9%	9%
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both August 31, 2013 and November 30, 2012, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2013 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2013	2014	2015	Thereafter	Other Debt (1)
Net recourse debt to Lennar	$27,626	—	13,240	1,500	12,886	—
Reimbursement agreements	13,500	—	—	13,500	—	—
Maximum recourse debt exposure to Lennar	41,126	—	13,240	15,000	12,886	—
Debt without recourse to Lennar	413,330	—	45,406	48,830	297,361	21,733
Total	$454,456	—	58,646	63,830	310,247	21,733

(1)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of August 31, 2013:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,606,585	26,256	13,500	12,756	252,672	278,928	2,075,784	12%	39,072
Land Owners/Developers	395,600	12,106	—	12,106	75,166	87,272	294,624	23%	14,323
Strategic	251,712	1,764	—	1,764	40,893	42,657	200,885	18%	1,997
Other Builders	279,574	1,000	—	1,000	22,866	23,866	233,591	9%	4,362
Total	$3,533,471	41,126	13,500	27,626	391,597	432,723	2,804,884	13%	59,754
Land seller debt and other debt		$—	—	—	21,733	21,733
Total JV debt		$41,126	13,500	27,626	413,330	454,456
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2013:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$175,289	1,380,734	11,256	—	11,256	246,032	257,288	1,024,550	20%
Shipyard Communities (Hunters Point) (2)	110,814	407,020	—	—	—	—	—	405,458	—%
Central Park West Holdings	57,475	71,469	15,000	13,500	1,500	6,640	21,640	48,466	31%
Newhall Land Development	49,763	426,144	—	—	—	—	—	292,634	—%
Ballpark Village	43,938	135,635	—	—	—	47,000	47,000	87,697	35%
Runkle Canyon	39,501	78,458	—	—	—	—	—	77,307	—%
MS Rialto Residential Holdings	32,304	248,342	—	—	—	—	—	240,569	—%
LS College Park	29,893	59,640	—	—	—	—	—	58,522	—%
Treasure Island Community Development	27,650	57,201	—	—	—	—	—	55,330	—%
Krome Groves Land Trust	20,650	90,114	10,476	—	10,476	22,161	32,637	51,994	39%
10 largest JV investments	587,277	2,954,757	36,732	13,500	23,232	321,833	358,565	2,342,527	13%
Other JVs	167,976	578,714	4,394	—	4,394	69,764	74,158	462,357	14%
Total	$755,253	3,533,471	41,126	13,500	27,626	391,597	432,723	2,804,884	13%
Land seller debt and other debt			$—	—	—	21,733	21,733
Total JV debt			$41,126	13,500	27,626	413,330	454,456

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Southeast Florida Homebuilding segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

(2)
This joint venture is the new unconsolidated joint venture that was formed as a result of one of our consolidated joint ventures contributing certain assets to it that was discussed in the Results of Operations section.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of August 31, 2013:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	84%	89%	84%	82%	84%
Other JVs	16%	11%	16%	18%	16%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
In 2010, 2011 and 2012, the Rialto segment obtained investors in Fund I who made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the three and nine months ended August 31, 2013, we received distributions of $2.7 million and $39.8 million, respectively, as a return of capital from Fund I. During the three and nine months ended August 31, 2012, we contributed $8.8 million and $26.8 million, respectively, to Fund I. Of these amounts contributed, $13.9 million was distributed back to us during the nine months ended August 31, 2012 as a return of excess capital contributions due to a securitization within Fund I. As of August 31, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $73.9 million and $98.9 million, respectively. For the three and nine months ended August 31, 2013, our share of earnings from Fund I was $3.7 million and $14.8 million, respectively. For the three and nine months ended August 31, 2012, our share of earnings from Fund I was $6.2 million and $16.8 million, respectively. As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on August 31, 2013, we would have received $72.3 million with regard to our carried interest. However, Fund I did not cease operations and liquidate its investments on August 31, 2013, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $72.3 million. No amount has been recorded in our condensed consolidated statement of operations with regard to our carried interest in Fund I. See Note 1, Basis of Presentation in the notes to the condensed consolidated financial statements for more information on how the Rialto Investments segment records revenues attributable to carried interests.
In December 2012, our Rialto segment completed the first closing of Fund II with initial equity commitments of approximately $260 million, including $100 million committed by us. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. As of August 31, 2013, the equity commitments of Fund II were $643 million. During the three months ended August 31, 2013, $240 million of the $643 million in equity commitments was called, of which, we contributed our portion of $37.4 million. As of August 31, 2013, the carrying value of our investment in Fund II was $38.3 million. For the three and nine months ended August 31, 2013, our share of earnings from Fund II was $1.4 million and 0.9 million, respectively.
In the third quarter of 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Rialto Mezzanine Partners Fund (the “Mezzanine Fund”) with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of August 31, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by us. As of August 31, 2013, total invested capital was $13.5 million, including $4.1 million invested by us.
Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of August 31, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.3 million and $8.4 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$107,918	299,172
Loans receivable	406,473	361,286
Real estate owned	247,389	161,964
Investment securities	352,237	182,399
Investments in real estate partnerships	114,258	72,903
Other assets	186,760	199,839
	$1,415,035	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$167,813	155,928
Notes payable	231,960	120,431
Partner loans	163,940	163,516
Equity	851,322	837,688
	$1,415,035	1,277,563
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenues	$69,856	115,800	189,155	357,328
Costs and expenses	65,357	75,233	190,066	178,414
Other income, net (1)	34,186	366,696	128,973	670,471
Net earnings of unconsolidated entities	$38,685	407,263	128,062	849,385
Rialto Investments equity in earnings from unconsolidated entities	$5,199	13,551	15,877	37,578

(1)
Other income, net, for the three and nine months ended August 31, 2013 and 2012 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, of which our portion was a small percentage.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at August 31, 2013 and August 31, 2012:

	Controlled Homesites
August 31, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,619	191	6,810	38,599	45,409
Central	5,029	1,163	6,192	19,798	25,990
West	3,204	5,471	8,675	33,861	42,536
Southeast Florida	1,670	326	1,996	8,682	10,678
Houston	2,077	244	2,321	11,511	13,832
Other	1,591	—	1,591	6,792	8,383
Total homesites	20,190	7,395	27,585	119,243	146,828

	Controlled Homesites
August 31, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,909	339	4,248	34,437	38,685
Central	1,765	1,187	2,952	16,403	19,355
West	1,473	6,054	7,527	29,008	36,535
Southeast Florida	791	381	1,172	7,729	8,901
Houston	1,139	289	1,428	12,693	14,121
Other	753	67	820	5,415	6,235
Total homesites	9,830	8,317	18,147	105,685	123,832
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2013, the effect of consolidation of option contracts was a net increase of $206.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2013. The increase was primarily due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net increase in consolidated inventory not owned of $145.9 million for the nine months ended August 31, 2013.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $114.6 million and $176.7 million, respectively, at August 31, 2013 and November 30, 2012. Additionally, we had posted $12.0 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2013 and November 30, 2012.

Contractual Obligations and Commercial Commitments
During the nine months ended August 31, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2017 and an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022. During the nine months ended August 31, 2013, we retired $361.0 million of Rialto Investments notes payable and $63.0 million of our 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date. The following summarizes our contractual debt obligations as of August 31, 2013:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2013	December 1, 2013 through November 30, 2014	December 1, 2014 through November 30, 2016	December 1, 2016 through November 30, 2018	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$4,624,614	2,550	406,033	1,057,789	1,192,525	1,965,717
Lennar Financial Services - Notes and other debts payable	290,283	290,283	—	—	—	—
Interest commitments under interest bearing debt (1)	1,051,708	59,275	225,294	363,955	212,033	191,151
Rialto Investments - Notes and other debt payable (2)	346,627	134,677	145,500	64,020	2,320	110
Operating leases	109,578	8,051	27,288	35,570	21,215	17,454
Other contractual obligation (3)	177,018	64,277	112,741	—	—	—
Total contractual obligations (4)	$6,599,828	559,113	916,856	1,521,334	1,428,093	2,174,432

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of August 31, 2013.

(2)
Amount includes $110.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $78.0 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

(3)
Includes $62.6 million of commitments to fund Rialto segment's Fund II, $20.9 million of commitments to fund Rialto segment's Mezzanine Fund and $93.5 million of remaining commitments to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(4)
Total contractual obligations excludes our gross unrecognized tax benefits of $10.5 million as of August 31, 2013, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2013, we had access to 27,585 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2013, we had $114.6 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $12.0 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At August 31, 2013, we had letters of credit outstanding in the amount of $338.6 million (which included the $12.0 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2013, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $671.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2013, there were approximately $435.7 million, or 65%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.3 billion at August 31, 2013. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $408.8 million as of August 31, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2013, we had open commitments amounting to $598.0 million to sell MBS with varying settlement dates through November 30, 2013.

(3) New Accounting Pronouncements
See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended November 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the nine months ended August 31, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2017 and an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022. During the nine months ended August 31, 2013, we retired $361.0 million of Rialto Investments notes payable and $63.0 million of our 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2013

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2013	2014	2015	2016	2017	2018	Thereafter	Total	2013
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable
Fixed rate	$2.6	347.9	528.7	260.8	398.4	651.1	1,965.7	4,155.2	4,815.9
Average interest rate	0.2%	5.3%	5.6%	6.5%	12.2%	5.6%	3.6%	5.3%	—
Variable rate	$—	58.1	101.4	166.9	143.0	—	—	469.4	490.6
Average interest rate	—	3.0%	3.0%	2.5%	4.3%	—	—	3.2%	—
Lennar Financial Services:
Variable rate	$290.3	—	—	—	—	—	—	290.3	290.3
Average interest rate	2.6%	—	—	—	—	—	—	2.6%	—
Rialto Investments:
Fixed rate (1)	$1.6	112.5	1.2	4.8	1.2	1.2	0.1	122.6	122.0
Average interest rate	6.3%	0.1%	6.0%	6.2%	5.9%	5.9%	6.0%	0.6%	—
Variable rate	$133.1	33.0	57.9	—	—	—	—	224.0	217.2
Average interest rate	2.5%	4.4%	4.4%	—	—	—	—	3.3%	—

(1)
Amount includes $110.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $78.0 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2013. That evaluation took account of, among other things, the fact that we had determined that supplemental information in a note to prior consolidated financial statements or condensed consolidated financial statements regarding transactions among Lennar Corporation, its subsidiaries that are guarantors of its Senior Notes, and its subsidiaries that are not guarantors of the Senior Notes, had to be adjusted to take account of the allocation of certain non-cash items among Lennar and the two groups of its subsidiaries, and required a reclassification of certain items as to whether they were cash flows from operating, financing or investing activities.
Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, filed on October 10, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 10, 2013	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 10, 2013	/s/ David M. Collins
David M. Collins
Controller