Form 10-K
period 2013-11-30
LENNAR CORP /NEW/
filed 2014-01-28
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (156,171,485 Class A shares and 9,695,236 Class B shares) as of May 31, 2013, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,440,148,630.
As of December 31, 2013, the registrant had outstanding 173,108,794 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 31, 2014.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of real estate related financial services, and through our Rialto Investments (“Rialto”) segment, a commercial real estate investment, investment management and finance company. In addition, we have a multifamily business that is focused on developing multifamily rental properties in select U.S. markets primarily through unconsolidated entities.
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
We have three other reportable segments: Lennar Financial Services, Rialto and Lennar Multifamily. For financial information about our Homebuilding, Lennar Financial Services, Rialto and Multifamily operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.
A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 18,290 new homes in 2013. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in some of our current major homebuilding markets including California, Florida and Texas through both organic growth and acquisitions such as Pacific Greystone Corporation in 1997, among others. In 1997, we completed the spin-off of our then commercial real estate business to LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. The Rialto segment began incubating in 2007 and during 2010 and 2011, it began to invest in distressed real estate assets both on its balance sheet and through funds it formed and manages to take advantage of opportunities arising from the dislocation in the United States real estate market. In 2011, we also transferred the management of several large properties in California to FivePoint Communities, a consolidated joint venture, that was formed to undertake master planned mixed use developments.
From 2010 through 2013, we started and expanded our homebuilding operations in the Atlanta, Oregon, Seattle and Nashville markets. During 2012 and 2013, we became actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties by acquiring land and began the construction phase of several multifamily rental properties. The Multifamily business focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets through unconsolidated entities. During 2013, our Rialto segment began raising capital for a second distressed real estate fund, Fund II, and a mezzanine commercial fund, and formed Rialto Mortgage Finance, LLC ("RMF") to originate and sell into securitizations commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income-producing properties.
Recent Business Developments
During 2013, we saw a housing market that was in a solid recovery mode and we believe is continuing to improve. We have seen demand for home purchases increase in the market place with regard to most of our communities, driven by a combination of affordable home prices, low interest rates and constrained supply as evidenced by our increase in new orders of 21% year over year.
We reported net earnings attributable to Lennar of $479.7 million, or $2.15 per diluted share, for the year ended November 30, 2013, which includes a $177.0 million, tax provision, or $0.78 per diluted share, compared to net earnings attributable to Lennar of $679.1 million, or $3.11 per diluted share, for the year ended November 30, 2012, which included a $435.2 million tax benefit, or $1.99 per diluted share. In 2013, we benefited greatly from the strategic capital investments we made in recent years and our increased operating leverage due to higher deliveries. Our principal focus has been on improving our profitability on the homes we sell by increasing sales prices and reducing sales incentives, which more than offset increasing material, labor and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure.
We ended 2013 with $695.4 million in Lennar Homebuilding cash and cash equivalents. We extended our debt maturities by issuing $275 million of 4.125% senior notes due 2018 and $225 million of 4.750% senior notes due 2022, while retiring $351.1 million of senior notes and other debt and converting the entire $276.5 million principal amount of our 2.00% convertible senior notes due 2020 into shares of Class A common stock. Our strong balance sheet and liquidity will allow us to capitalize on future opportunities as they present themselves.
During 2013, our Lennar Financial Services segment had operating earnings of $85.8 million, compared to $84.8 million in the same period last year. The operating earnings were driven by an increase in profit in the title operations as a result of a higher profit per transaction, offset by a slight decrease in profitability in the mortgage operations.
During 2013, our Rialto segment, which invests, and manages funds that invest in distressed real estate opportunities and which originates and sells into securitizations commercial mortgage loans, had operating earnings attributable to Lennar of $19.9 million (which is comprised of $26.1 million of operating earnings, offset by $6.2 million of net earnings attributable to noncontrolling interests), compared to operating earnings attributable to Lennar of $26.0 million (which is comprised of $11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests) in 2012. The segment's operating earnings in 2013 came primarily from equity in earnings from our Rialto real estate funds, the new RMF business, and a provisional gain related to a bargain purchase acquisition which included cash and a loan receivable as consideration, partially offset by operating losses related to the FDIC Portfolios in which we invested in 2010. The segment’s operating earnings in 2012 came primarily from equity in earnings from our investment in the Alliance Bernstein L.P. (“AB”) Public-Private Investment Program (“PPIP”) fund and the Rialto Real Estate Fund, LP ("Fund I"). Those earnings were partially offset by operating losses related to the FDIC Portfolios. For the year ended November 30, 2013, the Rialto segment had revenues of $138.1 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans, gains from securitization transactions and interest income from the new RMF business, and fees for managing and servicing assets. The Rialto segment had expenses of $151.1 million, which consisted primarily of costs related to its portfolio operations, the new RMF business, loan impairments of $16.1 million primarily associated with the segment's FDIC Portfolios (before noncontrolling interests) and other general and administrative expenses. During 2013, our Rialto segment also issued $250 million of 7.00% senior notes due 2018 (the "7.00% Senior Notes").
During 2013, our Lennar Multifamily segment had operating losses of $17.0 million primarily as a result of start up costs as we continue to invest in and begin to build-out multifamily rental properties.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of these residential communities. Key elements of our strategy include:

•	Strong Operating Margins - We believe our operating leverage combined with our attractive land purchases positions us for continued high operating margins.

•
Everything’s Included® Approach - We are focused on distinguishing our products, including through our Everything’s Included® approach, which maximizes our purchasing power to include luxury features as standard items in our homes.

•
Innovative Homebuilding - We are constantly innovating the homes we build to create products that meet our customers' needs. Our latest innovation, NextGen homes, or a home within a home, provides a unique new home solution for multi-generational households as homebuyers often need to accommodate children and parents to share the cost of their mortgage and other living expenses.

•
Flexible Operating Structure - Our local operating structure gives us the flexibility to make operating decisions based on local homebuilding conditions and customer preferences, while our centralized management structure provides oversight for our homebuilding operations.

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

•
Acquiring parcels of land through joint ventures, which among other factors, limits the amount of our capital invested in land, while increasing our access to potential future homesites and allowing us to participate in strategic ventures; and

•	Acquiring distressed assets from banks and opportunity funds, often through relationships established by our Rialto segment.
At November 30, 2013, we owned 125,643 homesites and had access through option contracts to an additional 28,133 homesites, of which 20,966 homesites were through option contracts with third parties and 7,167 homesites were through option contracts with Lennar Homebuilding unconsolidated entities in which we have investments. At November 30, 2012, we owned 107,138 homesites and had access through option contracts to an additional 21,346 homesites, of which 13,312 homesites were through option contracts with third parties and 8,034 homesites were through option contracts with Lennar Homebuilding unconsolidated entities in which we have investments.
Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2013, we were actively building and marketing homes in 535 communities, excluding communities being developed by unconsolidated entities.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We believe that the sources and availability of raw materials to our subcontractors are adequate for our current and planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations, debt issuances and equity offerings.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Marketing
We offer a diversified line of homes for first-time, move-up and active adult homebuyers in a variety of environments ranging from urban infill communities to golf course communities. Our Everything’s Included® marketing program simplifies the homebuying experience by including most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. In addition, our innovative NextGen homes and our advances in including solar powered technology in certain of the homes we sell, enhance our image and improve our marketing and sales efforts. We sell our homes primarily from models that we have designed and constructed.
We employ sales associates who are paid salaries, commissions or both to conduct on-site sales of homes. We also sell homes through independent brokers. Our new age marketing strategy is focused on advertising through digital and social media, including through our Internet website, www.lennar.com, which has allowed us to drive down marketing costs and attract more knowledgeable homebuyers. However, we also continue to advertise through more traditional marketing, including through newspapers, radio advertisements and other local and regional publications and on billboards. We also tailor our marketing strategy based on our advertised community, such as advertising our active adult communities in areas where prospective active adult homebuyers live.
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
Deliveries
We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $290,000 in fiscal 2013, compared to $255,000 in fiscal 2012 and $244,000 in fiscal 2011.
The table below indicates the number of deliveries for each of our current reportable homebuilding segments and Homebuilding Other during our last three fiscal years:

	Years Ended November 30,
	2013	2012	2011
East	6,941	5,440	4,576
Central	2,814	2,154	1,661
West	3,323	2,301	1,846
Southeast Florida	1,741	1,314	904
Houston	2,266	1,917	1,411
Other	1,205	676	447
Total	18,290	13,802	10,845
Of the total home deliveries listed above, 56, 95 and 99, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2013, 2012 and 2011.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2013, compared to 17% and 19% in 2012 and 2011, respectively. The cancellation rate for the year ended November 30, 2013 was within a range that is consistent with historical cancellation rates and substantially below those we experienced from 2007 through 2010. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2014. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

The table below indicates the backlog dollar value for each of our current reportable homebuilding segments and Homebuilding Other as of the end of each of our last three fiscal years:

	Years Ended November 30,
(Dollars in thousands)	2013	2012	2011
East	$600,257	368,361	220,974
Central	195,762	168,912	65,256
West	257,498	202,959	97,292
Southeast Florida	215,988	141,146	52,013
Houston	180,665	135,282	79,800
Other	169,431	143,725	45,324
Total	$1,619,601	1,160,385	560,659
Of the dollar value of homes in backlog listed above, $2.5 million, $3.5 million and $1.0 million, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2013, 2012 and 2011.
Inventory Impairments and Valuation Adjustments related to Lennar Homebuilding Investments in Unconsolidated Entities
We evaluate our balance sheet quarterly for possible impairment on a community by community basis. Based on our evaluations and assessments during the years ended November 30, 2013, 2012 and 2011, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	$4,458	12,574	35,726
Valuation adjustments to land we intend to sell or have sold to third parties	1,222	666	456
Write-offs of option deposits and pre-acquisition costs	1,858	2,389	1,784
	$7,538	15,629	37,966
During the years ended November 30, 2013, 2012 and 2011, we recorded the following valuation adjustments related to Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$—	12,145	8,869
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	897	18	10,489
	$897	12,163	19,358
The inventory impairments and valuation adjustments to Lennar Homebuilding investments in unconsolidated entities recorded above were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change.
FivePoint Communities
In 2011, we transferred the management of several large properties in California to FivePoint Communities Management, Inc., a consolidated joint venture. FivePoint Communities is currently undertaking six master planned mixed use developments, three in Southern California and three in or near San Francisco. These developments are planned for a total of 50,000 homesites and 20 million square feet of commercial space, as well as parks and sports and entertainment venues.
Lennar Homebuilding Investments in Unconsolidated Entities
For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures initially served their intended purpose of risk mitigation, as the homebuilding market deteriorated between 2008 and 2010 and asset impairments resulted in the loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations, which increased our exposure with regard to the joint ventures' obligations. As a result, we substantially reduced our involvement in joint ventures. During 2013, we continued to evaluate all of our joint venture arrangements. As of both November 30, 2013 and 2012, we had 36 Lennar Homebuilding unconsolidated joint ventures in which we were participating, which had been reduced from 270 joint ventures at the peak in 2006. At November 30, 2013 and 2012, our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $41.0 million and $66.7 million, respectively, which had been reduced from $1,764.4 million at the peak in 2006.
Lennar Financial Services Operations
Mortgage Financing
We primarily originate conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other products to our homebuyers and others through our financial services subsidiary, Universal American Mortgage Company, LLC, which includes Universal American Mortgage Company, LLC, d/b/a Eagle Home Mortgage, located generally in the same states as our homebuilding operations as well as some other states. In 2013, our financial services subsidiaries provided loans to 77% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy purchasers of our homes have access to financing.
During 2013, we originated approximately 22,300 residential mortgage loans totaling $5.3 billion, compared to 19,700 residential mortgage loans totaling $4.4 billion during 2012. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Therefore, we have limited direct exposure related to the residential mortgages we originate. At November 30, 2013 and 2012, we had a reserve of $9.3 million and $7.3 million, respectively, related to claims of that type.
We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. Our financial services warehouse facilities were as follows:

Warehouse Repurchase Facilities (Dollars in thousands)	Maximum Aggregate Commitment	Additional Uncommitted Amount
364-day warehouse repurchase facility that matures February 2014	$100,000	100,000
364-day warehouse repurchase facility that matures November 2014	325,000	—
364-day warehouse repurchase facility that matures January 2015 (1)	300,000	—
Totals	$725,000	100,000
(1) Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
We expect the facilities to be renewed or replaced with other facilities when they mature.
Title Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2013, we provided title and closing services for approximately 101,200 real estate transactions, and issued approximately 192,400 title insurance policies through our underwriter, North American Title Insurance Company, compared to 108,200 real estate transactions and 149,300 title insurance policies issued during 2012. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Utah, Virginia and Wisconsin. Title insurance services are provided in these same states, except New York, as well as in Alabama, Delaware, Georgia, Idaho, Indiana, Kentucky, Maine, Massachusetts, Michigan, Mississippi, New Hampshire, Ohio, Oklahoma, Oregon, North Carolina, South Carolina, Tennessee, Washington and Wyoming.

Rialto Investments Operations
The Rialto segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities, with the objective of generating superior, risk-adjusted returns. Rialto intends to capitalize on the market dynamics in the commercial real estate sector by expanding our balance sheet-light strategy to grow our investment and asset management funds and expand our commercial loan origination program. Growing our investment and asset management funds will increase the recurring fees we earn on the capital we manage for third parties. Our commercial loan origination program enables us to recycle capital with attractive risk-adjusted returns as we originate commercial mortgage loans and sell them into a resurging CMBS securitization market. We intend to monetize the investments made with our capital over the next few years to recapture capital previously invested in these assets. In addition, we may opportunistically retain or acquire other commercial real estate related investments, including non-investment grade tranches of CMBS, if we believe those investments will result in attractive risk-adjusted returns.
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which was non-recourse to us and the LLCs. As of November 30, 2013, the notes payable had been fully repaid and the remaining cash collected on the loans and real estate owned ("REO") properties, net of expenses and other items will be shared 60% / 40% with the FDIC. During the year ended November 30, 2013, $46.7 million had been distributed, of which $28.4 million was paid to the FDIC and $18.3 million was paid to Rialto, the parent company.
In 2010, our Rialto segment also acquired distressed residential and commercial real estate loans and REO properties from three financial institutions (“Bank Portfolios”). We paid $310 million for the Bank Portfolios, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of November 30, 2013, the remaining balance on the note was $90.9 million.
Rialto is the sponsor of, and an investor in, private equity vehicles that invest in and manage real estate related assets. This has included Fund I that was initially formed in 2010 to which investors committed and contributed a total of $700 million of equity (including the $75 million by us), Rialto Real Estate Fund II, LP (“Fund II”) that was formed in 2013 with investor commitments at November 30, 2013 of $1.1 billion (including $100 million by us) and the Rialto Mezzanine Partners Fund, LP (the "Mezzanine Fund") that was formed in 2013 with a target of raising $300 million in capital (including $25 million committed by us) to invest in performing mezzanine commercial loans. Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
In 2013, our Rialto segment had equity in earnings from unconsolidated entities of $19.4 million related to Fund I. Fund I’s objective during its three-year investment period was to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters. As of November 30, 2013 and 2012, the carrying value of our investment in Fund I was $75.7 million and $98.9 million, respectively.
In 2013, our Rialto segment also had equity in earnings from unconsolidated entities of $2.5 million related to Fund II, which completed its first closing in the beginning of the year with initial equity commitments of approximately $260 million (including $100 million by us). As of November 30, 2013, the equity commitments of Fund II were $1.1 billion (including the $100 million committed by us). Fund II’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters. As of November 30, 2013, $511.4 million of the $1.1 billion in equity commitments was called, of which we contributed our portion of $50.6 million. As of November 30, 2013, the carrying value of our investment in Fund II was $53.1 million. Subsequent to November 30, 2013, Fund II was closed to additional commitments, with total equity commitments totaling $1.3 billion.
For both Fund I and Fund II, in order to protect investors in the Funds against the possibility that we would keep attractive investment opportunities for ourselves instead of presenting them to the Funds, we agreed that we would not make investments that are suitable for the applicable Fund, except to the extent an Advisory Committee of the Fund decides that the Fund should not make particular investments, with an exception enabling us to purchase properties for use in connection with our homebuilding operations.

In addition, during 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Mezzanine Fund with a target of raising $300 million (including $25 million committed by us) in capital to invest in performing mezzanine commercial loans. As of November 30, 2013, the Mezzanine Fund had total equity commitments of $82 million (including the $25 million committed by us). As of November 30, 2013, total capital invested in the Mezzanine Fund was $53.5 million, including $16.4 million, invested by us. For the year ended November 30, 2013, our share of earnings from the Mezzanine Fund was $0.4 million.
During the middle of 2013, RMF was formed and in the second half of 2013 began originating and selling into securitizations five, seven and ten year commercial first mortgage loans, generally with principle amounts between $2 million and $75 million, which are secured by income producing properties. As of November 30, 2013, RMF has originated loans with a total principal balance of $690.3 million. As of November 30, 2013, RMF sold $537.0 million of these originated loans into three separate securitizations. An additional $109.3 million of these originated loans were sold into a securitization trust but not settled as of November 30, 2013 and thus, were included as receivables, net. RMF has secured two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. We expect this business to be a significant contributor to the Rialto segment's revenues.
In November 2013, our Rialto segment issued $250 million aggregate principal amount of 7.00% Senior Notes due 2018, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that were advanced to RMF by us. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At November 30, 2013, the carrying amount of the 7.00% Senior Notes was $250 million.
Lennar Multifamily Operations
During 2012 and 2013, we became actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment will focus on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. We currently use third party management companies to rent the apartments though we anticipate renting the apartments though one of our entities in the future.
As of November 30, 2013 and 2012, our balance sheet had $147.1 million and $29.1 million, respectively, of assets related to the Lennar Multifamily segment, which includes investments in unconsolidated entities of $46.3 million and $3.1 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2013 was $105.6 million. Our Lennar Multifamily segment was participating in 13 and 2 unconsolidated entities as of November 30, 2013 and 2012, respectively. Our Lennar Multifamily segment had a pipeline of future projects totaling $3.7 billion in assets across a number of states that will be developed by unconsolidated entities.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have been a significant competitive factor within the homebuilding industry. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets, primarily through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;

•	Quality construction and home warranty programs, which are supported by a responsive customer care team; and

•	Everything’s Included® marketing program, which simplifies the homebuying experience by including most desirable features as standard items.
Our financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price.
The business of Rialto, and the funds it manages, of purchasing distressed assets is highly competitive and fragmented. A number of entities and funds have been formed in recent years for the purpose of acquiring real estate related assets at prices that reflect the depressed state of the real estate market, and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete with these and other purchasers of distressed assets. We compete in the marketplace for distressed asset portfolios based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. We believe that our major distinction from the competition is that our team is made up of already in place managers who are already working out loans and dealing with similar borrowers. Additionally, because of the high number of loans made to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of these assets. We believe that our experienced team and the infrastructure already in place, including our investment in a service provider, are ahead of our competitors. This has us well positioned for the large pipeline of opportunity that has been building. In marketing real estate investment funds it sponsors, Rialto competes with a large variety of asset managers, including investment banks and other financial institutions and real estate investment firms. Rialto’s newly formed RMF business competes with other commercial mortgage lenders in a competitive market and its profitability depends on our ability to originate and sell into securitizations commercial real estate loans at attractive prices. Some of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We believe that our major distinction from many of our competitors is that our team is made up of highly seasoned managers who have been originating and securitizing loans for over 25 years with long-standing relationships and can leverage Rialto’s/Lennar’s infrastructure facilities for a rapid market entrance as well as Rialto’s current underwriting platform.
The Multifamily operations compete with other multifamily apartment developers and operators including REITs across the United States. We will also compete in securing tenants with the large supply of already existing rental apartments. Principal competitive factors include location, rental price, occupancy rates and management of the multifamily apartments.
Regulation
The homes, multifamily apartment rentals and residential communities that we build are subject to an extensive variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

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
Our mortgage and title subsidiaries must comply with applicable real estate laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations.
Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities our failure to comply with such laws could have a material adverse effect on us. We are also subject to regulations promulgated by the Federal Consumer Financial Protection Bureau regarding residential mortgage loans.
Because Rialto manages two real estate asset investment funds, one mezzanine loan fund and two entities partly owned by the FDIC, a Rialto segment entity is required to be registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers. Our RMF subsidiary must comply with laws and regulations applicable to commercial mortgage lending. It or its subsidiaries must be licensed in states in which they make loans and must comply with laws and regulations in those states.
Associates
At December 31, 2013, we employed 5,741 individuals of whom 2,979 were involved in the Lennar Homebuilding operations, 2,368 were involved in the Lennar Financial Services operations, 302 were involved in the Rialto operations and 92 were involved in the Multifamily operations, compared to November 30, 2012, when we employed 4,699 individuals of whom 2,278 were involved in the Lennar Homebuilding operations, 2,157 were involved in Lennar Financial Services operations, 238 were involved in the Rialto operations and 26 were involved in Lennar Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have associates who are represented by labor unions.
NYSE Certification
We submitted our 2012 Annual CEO Certification to the New York Stock Exchange on April 19, 2013. The certification was not qualified in any respect.
Available Information
Our corporate website is www.lennar.com. We make available on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission. Information on our website is not part of this document.
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
Homebuilding Market and Economic Risks
Demand for new homes is sensitive to economic conditions over which we have no control. The economic downturn has adversely affected our operations, and a slow recovery or decline in economic conditions could continue to adversely affect our operations.
Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The economic downturn severely affected both the numbers of homes we could sell and the prices for which we could sell them. Currently, unemployment is above historically normal levels. High unemployment affects us in two ways. Not only are people who are not employed or are concerned about loss of their jobs unlikely to purchase new homes, but they may be forced to sell the homes they own or lose their homes in foreclosure, which reduces demand for the homes we build by increasing the overall housing inventory. In addition, many lenders have limited their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Interest rates on residential mortgage loans have increased during 2013 and could continue to increase, and this, together with the reluctance of many lenders to make residential mortgage loans, and possible effects of new governmental regulations, could reduce demand for the homes we sell. Unemployment, lack of consumer confidence and other adverse consequences of the recent economic recession could delay a full recovery in real estate markets. If economic conditions were to worsen, the demand for homes could decline, negatively impacting our business, results of operations, cash flows and financial condition.
We have had to take significant write-downs of the carrying values of land we own and of our investments in unconsolidated entities, and a future decline in land values could result in additional write-downs.
Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or lots at a cost we will not be able to recover fully, or on which we cannot build and sell homes profitably. Also, there can be significant fluctuations in the value of our owned undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for a lower than anticipated profit margin or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. When demand for homes fell during the recent recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write downs with regard to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.
Inflation may adversely affect us by increasing costs that we may not be able to recover.
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital will likely increase and the purchasing power of our cash resources can decline. Although the rate of inflation has been low for the last several years, we have begun to experience increases in the prices of labor and materials and some economists predict that government spending programs and other factors could lead to significant inflation in the future.
Homebuilding, financial services and multifamily rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials, skilled management and labor resources. We compete in each of our markets with numerous national, regional and local homebuilders. We also compete with the resale of existing homes, including foreclosed homes and rental housing. These competitive conditions can reduce the number of homes we deliver, negatively impact our selling prics, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable costs or terms, or cause delays in the construction of our homes.
Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions, many of which are far larger, and some of which are subject to fewer government regulations than our financial services subsidiaries. Mortgage lenders who are subject to fewer regulations or have greater access to low cost capital or different lending criteria may be able to offer more attractive financing to potential customers than we can.
The multifamily rental business competes with other multifamily apartment developers and operators including REITs across the United States. We also compete in securing tenants with the large supply of already existing rental apartments. These competitive conditions could reduce the number of apartments that can be rented, and negatively impact our ability to retain renters, and maintain or increases rental prices.
Operational Risks
We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.
As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractors' insurance and financial resources will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly and often include new exclusions based upon past losses such as defective Chinese drywall. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases waived our customary insurance requirements, and assumed responsibility for certain risks and liabilities of those subcontractors. There can be no assurance that coverage will not be further restricted and become even more costly, and we may suffer significant losses as a result of claims made against us for which we waived an insurance requirement or were unable to obtain insurance.
Products supplied to us and work done by subcontractors can expose us to warranty costs and other risks that could adversely affect our business.
We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials, such as defective Chinese drywall that at one time was installed by subcontractors in homes built for us and for many other homebuilders in Florida and elsewhere. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.
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
Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. During 2013, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor.

Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs.
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional costs and it will take a longer period of time for us to recover our costs.
We have substantially reduced our corporate credit line, which could limit our ability to take full advantage of market opportunities.
Our business requires that we be able to finance the development of our residential communities. Prior to 2008, our credit line was as high as $3.1 billion. However, because of the decline in our land purchasing, development and building activities, and our ability to obtain debt and equity financing through the capital markets, we gradually reduced the credit line, and in February 2010, we terminated it (although, we established and continued to maintain letter of credit facilities). In 2012, we established a new credit line, and in 2013, we increased our credit line to $950 million, subject to additional commitments,which were obtained subsequent to November 30, 2013. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. However, this credit line is still substantially less than the credit line we maintained in and prior to 2008. If market conditions strengthen to the point that we need additional funding but we are not able to significantly increase our credit facility, the relatively small size of our credit facility might prevent us from taking full advantage of market opportunities.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
We have a credit facility that is available for us to use to help finance our homebuilding, acquisitions and other activities. The agreement governing our credit facility (the “Credit Agreement”) makes it a default for us to fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with covenants, including covenants regarding various financial ratios. In addition, our Financial Services segment has warehouse facilities to finance its lending activities and our Rialto segment has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. Further, our 7.00% Senior Notes due 2018 contain restrictive covenants imposing operational and financial restrictions on our Rialto segment, including restrictions that may limit Rialto’s ability to sell assets, pay dividends or make other distributions, enter into transactions with affiliates and incur additional indebtedness. In addition, if we default under the Credit Agreement or our warehouse facilities, it could result in the amounts outstanding under our senior notes and convertible senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2013, our consolidated debt, excluding amounts outstanding under our credit facilities was $4.6 billion. The indentures governing the senior notes and convertible senior notes of Lennar Corporation do not restrict the incurrence of future secured or unsecured debt by us, and the agreement governing our Credit Agreement allows us to incur a substantial amount of future unsecured debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

•
we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•
we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the cash flow available to fund operations and investments;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged;

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.
These factors could have a material adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other opportunities. In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our Credit Facility, and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that in the future we will be able to refinance all of our indebtedness as it matures, or that if we do, that the replacement indebtedness will have fixed interest rates or that interest rates on the replacement indebtedness will be as low as the rates on our current indebtedness.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings on our senior notes and convertible senior notes and our current credit condition affect, among other things, our ability to access new capital, especially debt. A substantial portion of our access to capital is through the issuance of senior notes and convertible senior notes, of which we have $4.0 billion outstanding as of November 30, 2013. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in credit rating downgrades or changes in rating agencies' view of our outlook, or otherwise increase our cost of borrowing.
The warehouse repurchase credit facilities of our Financial Services segment will mature in 2014 and 2015 and the warehouse repurchase credit facilities of RMF will mature in 2015, and we may be unable to renew or replace these facilities on as favorable terms or at all.
Our Financial Services segment has an aggregate committed and uncommitted amount under three warehouse repurchase credit facilities that totaled $725 million and $100 million, respectively, as of November 30, 2013 that will mature during 2014 and 2015. The Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF in our Rialto segment has an aggregate committed amount under two warehouse repurchase credit facilities that totaled $500 million as of November 30, 2013 that will mature during 2015. RMF uses these facilities to finance its mortgage origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment and RMF, as applicable, which would have a material adverse impact on our financial results.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' actions that are contrary to our instructions or failure to fulfill their obligations.
We participate in joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to make significant financial expenditures or otherwise undertake the performance of our partner's obligations at what can be a significant cost to us. For example, as part of our Multifamily business, and its joint ventures, we have assumed certain obligations to complete construction of multifamily residential buildings at agreed upon costs and we could be responsible for cost overruns. In addition, because we do not have a controlling interest in some of the joint ventures in which we participate, we may not be able to sell assets, return invested capital or take other actions without the consent of at least one of our joint venture partners when such action may be in our best interest. If the joint ventures or their participants do not honor their obligations or take actions that are contrary to our instructions, we may be required to expend additional resources or suffer losses, which would have a material adverse impact on our financial results.
The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements, and we may need to provide a portion of their required funds.
Several of the joint ventures in which we participate will in the relatively near future be required to repay, refinance, renegotiate or extend their loans. If any of those joint ventures are unable to do this, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the loans and to conduct the activities for which they were formed, which could adversely affect our financial position.

Our investments in new businesses may not be as successful as we anticipate, and could disrupt our ongoing businesses and adversely affect our operations.
We have invested and expect to continue to invest in new business opportunities. In July 2013, we began commercial loan origination activities through RMF. The mortgage origination business represents a new business line for us distinct from the direct investments and investment management and asset management activities upon which our Rialto segment had previously focused. In addition, our Multifamily business, in which we develop multifamily rental properties, is a new business in which we have invested substantial resources. As new businesses, these endeavors and others in which we may invest may involve significant risks and uncertainties, including distraction of management from current operations, significant start-up costs, insufficient revenues to offset expenses associated with these new investments and inadequate return of capital on our investments, and may adversely affect our financial condition and operating results.
The loss of the services of certain of our senior management or a significant number of our employees could negatively affect our business.
Our success depends to a significant extent upon performance and active participation of our senior management. We cannot guarantee that we will be successful in retaining the services of senior management. If we were to lose any members of our senior management, we may not be able to find appropriate replacements on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.
Our Financial Services segment can be adversely affected by reduced demand for our homes and a slowdown in refinance transactions.
Approximately 52% of the mortgage loans made by our Financial Services segment are made to buyers of homes we build. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Financial Services segment would be adversely affected by a continuing or further decrease in refinance transactions, such as the decrease that we experienced during the second half of fiscal 2013.
If our ability to resell mortgages is impaired, it could significantly reduce our ability to sell homes unless we are willing to become a long term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. The secondary mortgage market was severely impacted by the decline in property values between 2007 and 2011 and it has not recovered fully, even though property values in many areas of the country stabilized significantly, and rose during 2013. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.
Our Financial Services segment has received demands that it repurchase mortgage loans it sold in the secondary mortgage market and we may be required to repurchase loans in excess of amounts reserved.
Particularly during 2009, 2010 and 2011, our Financial Services segment received demands that it repurchase certain loans that it had previously sold in the secondary mortgage market. The demands related primarily to loans originated during 2005 through 2007 and were frequently based on assertions that information borrowers gave our Financial Services segment was not accurate. In many instances, we have successfully disputed the claims. However, in some instances we have settled claims to maintain our business relationships with the claimants or to avoid litigation costs. In other instances, there are active disputes regarding certain loans. We have established a reserve based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and our actual past repurchases and losses through the disposition of loans we repurchased, as well as previous settlements. At November 30, 2013 and 2012, this reserve was $9.3 million and $7.3 million, respectively. If there is an unexpected increase in the amount of repurchase demands we receive that we believe we should settle, or if we are not able to resolve existing repurchase demands on a basis consistent with our experience to date, the cost to us with regard to the repurchase demands could exceed the reserve we have established.
Although our investments in distressed real estate assets normally are acquired at significant discounts, if the real estate markets deteriorate significantly, we could suffer losses.
The Rialto segment focuses on identifying and underwriting real estate related investment opportunities, making real estate related investments, directly or through funds they manage, and overseeing those investments, including in particular the workout of non-performing or underperforming loans and improvement and disposition of properties acquired through foreclosure or in a similar manner. Investing in distressed debt and foreclosed properties presents many risks in addition to those inherent in normal lending activities, including the risk that the anticipated restructuring and recapitalization of the United States real estate markets will not be completed for many years, the risk that defaults on debt instruments in which the Rialto segment and the funds it manages and invest will be greater than anticipated and the risk that if the Rialto segment or any of the funds it manages has to liquidate its investments into the market, it will suffer losses in doing so. There is also the possibility that, even if the investments made by the Rialto segment or the funds it manages perform as expected, absence of a liquid market for these investments will result in a need to reduce the values at which they are carried on our financial statements.
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
There is substantial competition for the types of investments on which our Rialto segment is focused, and this may limit the ability of the Rialto segment or the investment funds it manages to make investments on terms that are attractive to it.
Our Rialto segment and its two largest funds have been focused in substantial part on investments in distressed mortgage debt, foreclosed properties and other real estate related assets that have been adversely affected by the dislocations during the last several years in the markets for real estate, mortgage loans and real estate related securities. Some of the opportunities to acquire distressed assets have arisen under programs involving co-investments with and financing provided by agencies of the Federal government. More recently, we have begun directly making mortgage loans secured by commercial real estate. There are many firms and investment funds that are trying to acquire the types of assets on which our Rialto segment and the investment funds it manages are focused, and it is likely that a significant number of additional investment funds will be formed in the future with the objective of acquiring those types of assets. In particular, there is an exception in the rules under the Dodd-Frank Act limiting banks’ investments in funds for investments in funds that are primarily engaged in purchasing or otherwise acquiring mortgages on and other interests in real estate, and there is another exception for investments in entities formed by the FDIC to facilitate the disposition of assets it acquires as a conservator or receiver. At least some of the firms with which the Rialto segment competes, or will compete, for investment opportunities have, or will have, a cost of capital that is lower than that of the Rialto segment or the investment funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for our Rialto segment or the investment funds it manages.
We could be adversely affected by court and governmental responses to improper mortgage foreclosure procedures.
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
The ability of our Rialto segment to profit from the investments it makes may depend to a significant extent on its ability to manage resolutions of distressed mortgages and other real estate related assets.
A principal factor in a prospective purchaser's decision regarding the price it will pay for a portfolio of mortgage loans or other real estate related assets is the cash flow the prospective purchaser expects the portfolio to generate. The cash flow a portfolio of distressed mortgage loans and related assets will generate can be affected by the way the assets in the portfolio are managed. We believe the backgrounds and experience of the personnel in our Rialto segment will enable the Rialto segment to generate better cash flows from the distressed assets it manages than what is generally expected with regard to similar assets. When we decide whether to purchase particular distressed assets and what we or a fund we manage should be willing to pay for them, one consideration is whether, and to what extent, we think we will be able to obtain above average returns in resolving the assets. If we are not able to achieve those above average returns, our results of operations could be adversely affected.
The supply of real estate related assets available at discounts from normal prices will likely decrease if the real estate markets continue to improve, which could require our Rialto segment to change its investment strategy.
A significant part of Rialto segment’s current strategy is to seek above normal risk adjusted returns for us and for the investment funds we manage by focusing on investments in real estate related assets that are available at below market prices because of the effects of the dislocations in the United States real estate markets over the past several years. A continued

recovery of the real estate markets would probably benefit the investments we and the funds we manage have made, but it probably would substantially reduce or end the availability of the types of distressed asset investments we seek. We are currently beginning to engage in activities that are more suitable for periods of healthy real estate markets. But those types of activities may not offer the same profit potential as investing in distressed real estate assets.
Restrictions in agreements related to Fund I and Fund II (the "Funds") could prevent the Rialto segment from making investments.
The Rialto segment manages the Funds, which were formed to make investments in, among other things, distressed real estate related debt and foreclosed properties. In order to protect investors in the Funds against the possibility that we would keep attractive investment opportunities for ourselves instead of presenting them to the Funds, we agreed that we would not make investments that are suitable for the Funds except to the extent an Advisory Committee consisting of representatives of Fund I or Fund II investors decides that Fund I or Fund II should not make particular investments, and we will probably make similar commitments with regard to subsequent funds the Rialto segment creates. There is an exception that permits us to purchase properties for use in connection with our homebuilding operations. However, it is likely that for several years the restrictions will prevent the Rialto segment from making investments in distressed mortgage loans or foreclosed properties other than through Fund I or Fund II (of which we currently own approximately 10.7% and 9.0%, respectively), except to the extent the applicable Advisory Committee decides that a fund should not make particular investments.
Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas, which could harm our sales and results of operations.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods and wildfires, and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.
Regulatory Risks
Reduced availability of mortgage financing and increased interest rates could reduce the demand for the homes that we offer.
Many purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price. Many lenders and other holders of mortgage loans have been adversely affected in recent years by a combination of reduced ability of homeowners to meet mortgage obligations and reduced value of the homes that secure mortgage loans. Changes made by Fannie Mae, Freddie Mac and FHA/VA sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these have been tighter lending standards such as higher income requirements, larger required down payments, increased reserves and higher required credit scores. Further, in January 2013, the Federal Consumer Financial Protection Bureau proposed regulations that could make it more difficult for some potential buyers to finance home purchases. In addition, there continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period. These organizations provide significant liquidity to the secondary mortgage market. Any curtailment of their activities could increase mortgage interest rates and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations. These changes in the mortgage lending industry could adversely affect potential purchasers of our homes, thus having a negative effect on demand for our homes.
Further, while interest rates for home mortgage loans have increased during 2013, they are still generally low compared with historic norms. Mortgage interest rates could increase in the future, which could adversely affect the demand for our homes. If interest rates increase and the ability or willingness of prospective buyers to finance homes purchases is adversely affected, our sales, results of operations, cash flows and financial position may be negatively affected.

We may be adversely impacted by legal and regulatory changes.
New or modified regulations and related regulatory guidance focused on the regulation of the financial industry, including those under the Dodd-Frank Wall Street Reform Act, may have adverse effects on our industry. For example, the Dodd-Frank Act requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. Those rules were adopted in December 2013, and appear to apply only to FDIC-insured depositories, bank holding companies and their affiliates. However, the statutory provision may also apply to other large entities including our entities involved in mortgage origination and securitization activities. If we were required to retain a portion of the mortgages that we originate, that could have a significant adverse effect on the profitability of our mortgage financing activities. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Our business could be adversely affected by changes in laws, regulations, policies or interpretations or by our inability to comply with them without making significant changes in our business.
Our ability to collect upon mortgage loans may be limited by the application of state laws.
Our mortgage loans typically permit us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke the acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of a state, however, may refuse to allow the foreclosure of a mortgage or to permit the acceleration of the indebtedness in instances in which they decide that the exercise of those remedies would be inequitable or unjust or the circumstances would render an acceleration unconscionable.
Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. For example, Nevada has enacted a law providing that if an assignee of a note secured by real property paid less than the face amount of the note, the creditor cannot recover more in a deficiency action than the amount it paid for the note. If the Nevada law is upheld, or similar laws are enacted in other jurisdictions, that could materially and adversely affect our results of operations.
Governmental regulations regarding land use and environmental matters could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.
We are subject to extensive and complex laws and regulations that affect the land development, homebuilding and apartment development process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if they are approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay, or increase the costs of land development or home construction.
We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of the environment. The impact of environmental laws often varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. These permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Violations of environmental laws and regulations can result in civil penalties, remediation expenses, potential injunctions and other damages. In addition, some environmental laws impose strict liability, which means that we may be held liable for any environmental damage on our property regardless of fault.
We are also subject to laws and regulations related to workers' health and safety, and there are efforts to subject us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control. In addition, our residential mortgage subsidiary is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our home buyers’ cost of financing, and our cost of doing business, as well as restricting our home buyers’ access to some types of loans.
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we could encounter. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant.
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
Tax law changes could make home ownership more expensive or less attractive, which could adversely affect our results of operations.
Under current tax law and policy, certain significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s or households federal, and in some cases state, tax liability. However, the American Taxpayer Relief Act of 2012, which was signed into law in January 2013 by the President resulted in higher income tax rates and limits the amount of tax deductions high-income individuals and households can utilize in computing their income tax liability. The changes limit the ability of high-income individuals and households to deduct certain itemized deductions such as home mortgage interest and real estate taxes, making the after-tax cost of owning a home higher than before such changes. Any additional increases in personal income tax rates and/or additional tax deduction limits or restrictions enacted at the federal or state levels, could adversely impact demand for and/or selling prices of new homes, including our homes, and could adversely affect our results of operations.
Other Risks
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart A. Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 44% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to authorize actions that are contrary to our other stockholders' desires.
The trading price of our Class B common stock is substantially less than that of our Class A common stock.
The only difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to 10 votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the New York Stock Exchange ("NYSE") normally is 20% to 30% lower than the NYSE trading price of our Class A common stock.
We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
As of November 30, 2013, our deferred tax assets, net, were $376.8 million. At November 30, 2013, we had federal tax effected NOL carryforwards totaling $88.1 million that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. As of November 30, 2013,we need to generate $251.8 million of pre-tax earnings in future periods to realize all of our federal NOL carryforwards and an additional $399.1 million of pre-tax earnings to utilize our net federal deferred tax assets related to deductible temporary tax differences. At November 30, 2013, we had state tax effected NOL carryforwards totaling $143.6 million that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. As of November 30, 2013, state tax effected NOL carryforwards totaling $2.7 million may expire over the next twelve months, if sufficient taxable income is not generated in the applicable states to utilize the net operating losses. At November 30, 2013, we had a valuation allowance of $10.6 million against our state NOL carryforwards because we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized due to the limited carryforward periods in certain states. If we are unable to use our NOLs, or use of our NOLs is limited, we may have to record charges or reduce our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.
Trading in our shares could substantially reduce our ability to use tax loss carryforwards.
Under the Internal Revenue Code, if during any three year period there is a greater than 50% change of ownership of our stock by persons who own more than 5% of our stock (treating all under 5% stockholders as a single 5% stockholder), our ability to utilize NOL carryforwards would be limited to the market value of our Company at the time of the change in ownership times the long-term federal tax exempt rate. This change of ownership limitation can occur as a result of purchases and sales in the market by persons who become owners of more than 5% of our stock, even without anybody becoming a new majority owner. During the past three years, there have not been any significant changes in the holdings of our stock by 5% stockholders of which we are aware. However, it is possible that as a result of future stock trading, within a three-year period buyers could acquire in the market 5% or greater ownership interests in our stock totaling more than 50%. If that occurs, our ability to apply our tax loss carryforwards could become limited.
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. A security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. If we were to experience a security breach, cyber-attack, data theft or other significant systems failures, it could have a material and adverse effect on our operations.
Increases in the rate of cancellations of existing home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If the current industry recovery does not continue or another decline in economic conditions occurs, or if mortgage financing becomes even less available than it currently is, more home buyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
There is strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we could build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.
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

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.
Claims have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should such claims be resolved in an unfavorable manner or should additional claims be filed in the future, it is possible that our cash flows and results of operations could be adversely affected.
We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result of such variability, our short-term performance may not be a meaningful indicator of future results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others, periods of economic downturn in the industry, raw material and labor shortages, seasonal home buying patterns, the timing of home closings and land sales and weather-related problems.
Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to develop land and build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development. Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we will be unable to fully recover (due to market conditions or other factors), and reduce our housing gross profit margins and adversely effect our consolidated financial statements, potentially to a material degree. As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our operating results.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 27, 2014:

Name	Position	Age
Stuart A. Miller	Chief Executive Officer	56
Richard Beckwitt	President	54
Jonathan M. Jaffe	Vice President and Chief Operating Officer	54
Bruce E. Gross	Vice President and Chief Financial Officer	55
Diane J. Bessette	Vice President and Treasurer	53
Mark Sustana	Secretary and General Counsel	52
David M. Collins	Controller	44
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
We lease and maintain our executive offices in an office complex in Miami, Florida. Our homebuilding, financial services, Rialto and multifamily offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.
Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Item 1 of this Report.

Item 3.	Legal Proceedings.
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third party insurers, subcontractor insurers and indemnity contributions from subcontractors. We are also a party to various lawsuits involving purchases and sales of real property. These claims include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.
In December 2013, the Company was awarded by a civil jury $802 million in compensatory damages and $200 million in punitive damages against Nicolas Marsch III and his company, Briarwood Capital LLC, on court findings of defamation and conspiracy to extort money from the Company in 2008 and 2009 (Lennar Corp. v. Briarwood Capital LLC, 2008-055741-CA-01, Florida Circuit Court, Miami-Dade County). We do not expect to be able to collect the amount awarded to us.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2013	2012	2013	2012
First	$43.22 - 35.51	$24.35 - 18.12	4¢	4¢
Second	$44.40 - 36.76	$30.12 - 22.20	4¢	4¢
Third	$39.97 - 31.35	$32.85 - 23.48	4¢	4¢
Fourth	$37.84 - 31.09	$39.33 - 32.17	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2013	2012	2013	2012
First	$34.87 - 28.28	$19.63 - 13.73	4¢	4¢
Second	$34.73 - 28.55	$24.52 - 17.91	4¢	4¢
Third	$31.25 - 25.18	$26.20 - 18.14	4¢	4¢
Fourth	$30.94 - 25.38	$32.03 - 25.56	4¢	4¢
As of December 31, 2013, the last reported sale price of our Class A common stock was $39.56 and the last reported sale price of our Class B common stock was $33.72. As of December 31, 2013, there were approximately 850 and 600 holders of record, respectively, of our Class A and Class B common stock.
On January 15, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 13, 2014, to holders of record at the close of business on January 30, 2014. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the year ended November 30, 2013, there were no shares repurchased under this program. At November 30, 2013, we still had authorization to purchase up to 6.2 million shares under the program.
The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2008 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2008=$100)

$600
$500
$400
$300
$200
$100
$-
2008
2009
2010
2011
2012
2013
Lennar Corporation
Dow Jones U.S. Total Market Index
Dow Jones Home Construction Index

	2008	2009	2010	2011	2012	2013
Lennar Corporation	$100	182	221	271	565	533
Dow Jones U.S. Home Construction Index	$100	119	107	115	210	218
Dow Jones U.S. Total Market Index	$100	128	144	154	179	235

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2009 through 2013. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Results of Operations:
Revenues:
Lennar Homebuilding	$5,354,947	3,581,232	2,675,124	2,705,639	2,834,285
Lennar Financial Services	$427,342	384,618	255,518	275,786	285,102
Rialto Investments	$138,060	138,856	164,743	92,597	—
Lennar Multifamily	$14,746	426	—	—	—
Total revenues	$5,935,095	4,105,132	3,095,385	3,074,022	3,119,387
Operating earnings (loss):
Lennar Homebuilding (1)	$733,075	258,985	109,505	100,060	(676,293)
Lennar Financial Services	$85,786	84,782	20,729	31,284	35,982
Rialto Investments	$26,128	11,569	63,457	57,307	(2,528)
Lennar Multifamily	$(16,988)	(5,884)	(461)	—	—
Corporate general and administrative expenses	$146,060	127,338	95,256	93,926	117,565
Earnings (loss) before income taxes	$681,941	222,114	97,974	94,725	(760,404)
Net earnings (loss) attributable to Lennar (2)	$479,674	679,124	92,199	95,261	(417,147)
Diluted earnings (loss) per share	$2.15	3.11	0.48	0.51	(2.45)
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$11,273,247	10,362,206	9,154,671	8,787,851	7,314,791
Debt:
Lennar Homebuilding	$4,194,432	4,005,051	3,362,759	3,128,154	2,761,352
Rialto Investments	$441,883	574,480	765,541	752,302	—
Lennar Financial Services	$374,166	457,994	410,134	271,678	217,557
Lennar Multifamily	$13,858	—	—	—	—
Stockholders’ equity	$4,168,901	3,414,764	2,696,468	2,608,949	2,443,479
Total equity	$4,627,470	4,001,208	3,303,525	3,194,383	2,558,014
Shares outstanding (000s)	204,412	191,548	188,403	186,636	184,896
Stockholders’ equity per share	$20.39	17.83	14.31	13.98	13.22
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	18,290	13,802	10,845	10,955	11,478
New Orders	19,043	15,684	11,412	10,928	11,510
Backlog of home sales contracts	4,806	4,053	2,171	1,604	1,631
Backlog dollar value	$1,619,601	1,160,385	560,659	407,292	479,571

(1)
Lennar Homebuilding operating earnings (loss) include $7.5 million, $15.6 million, $38.0 million, $51.3 million and $359.9 million, respectively, of inventory valuation adjustments for the years ended November 30, 2013, 2012, 2011, 2010 and 2009. In addition, it includes $12.1 million, $8.9 million, $10.5 million and $101.9 million, respectively, of valuation adjustments related to assets of unconsolidated entities in which we have investments for the years ended November 30, 2012, 2011, 2010 and 2009, and $10.5 million, $1.7 million, and $89.0 million, respectively, of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2011, 2010 and 2009.

(2)
Net earnings (loss) attributable to Lennar for the year ended November 30, 2013 includes $177.0 million of provision for income taxes, which includes a tax provision of $244.1 million primarily related to pre-tax earnings for fiscal year 2013, partially offset by a partial reversal of our deferred tax asset valuation allowance of $67.1 million. Net earnings (loss) attributable to Lennar for the year ended November 30, 2012 includes $435.2 million of benefit for income taxes, which includes a reversal of the majority of our deferred tax asset valuation allowance of $491.5 million, partially offset by a tax provision for fiscal year 2012 pretax earnings. Net earnings (loss) attributable to Lennar for the years ended November 30, 2011 and 2010 include $14.6 million and $25.7 million, respectively, of benefit for income taxes, primarily due to settlements with various taxing authorities. Net earnings (loss) attributable to Lennar for the year ended November 30, 2009 primarily include a partial reversal of our deferred tax asset valuation allowance of $351.8 million, primarily due to a change in tax legislation, which allowed us to carry back our fiscal year 2009 tax loss to recover previously paid income taxes.

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

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this annual report include statements regarding: our belief that the housing market is in a solid recovery mode, and our belief regarding the drivers of such recovery; our belief that we will experience a strong spring selling season in 2014, and that we will achieve another year of substantial profitability in fiscal 2014; our expectation that the Financial Services segment will continue to benefit as our homebuilding business expands; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions; our expectation that the prospects for future earnings for our Rialto segment will continue to improve, and that the RMF business will be a significant contributor to Rialto’s revenues; our expectation that the construction of our Multifamily development pipeline will be completed over the next four years, and that we will see returns on invested capital in the second half of fiscal 2014 with more meaningful contributions coming from our Multifamily segment beyond fiscal 2014; our expectation regarding our business strategies, including that FivePoint Communities will continue to mature as a long-term strategy; our expectation that the Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, and our belief that we are currently well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% during fiscal 2014; our expectation that substantially all homes currently in backlog will be delivered in fiscal 2014; our expectation regarding our variability in our quarterly results; our expectation regarding the growth in the Rialto management fees revenue; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our intent to settle the 2.75% Convertible Senior Notes in cash; our belief that we will not suffer credit losses from counterparty non-performance related to our forward commitments and option contracts; our estimates regarding certain accounting valuations and tax matters, including our belief regarding our effective tax rate in 2014, and our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following: a delay in the recovery of real estate markets across the nation, or any further downturn in such markets; changes in general economic and financial conditions in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the inability or unwillingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; unfavorable or unanticipated outcomes in legal proceedings; and our ability to successfully estimate the impact of certain accounting and tax matters.
Please see “Item 1A-Risk Factors” of this Annual Report for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

Outlook
We believe that the housing market is in a solid recovery mode as we enter fiscal 2014 although we have seen the rate of improvement in the overall housing market moderate due to the tapering of federal stimulus and the recent upward movement in mortgage rates from their historically low levels. The overriding driver in the recovery of the housing market is the production deficit of both single and multifamily housing that took place throughout the economic downturn and up to and including this current year. We believe that such production deficit will result in steady improvement in the housing market over an extended period of time, as builders of both single and multifamily housing will need to increase production to make up for such shortfall in an environment where inventories are likely to continue to remain low due to a shortage of entitled and developed land to build on in desirable locations and as pent-up demand continues to make its way into the market.
In the last few months of 2013, we have seen a pause in the rate of improvement in the recovery of the housing market in response to political turmoil and interest rate increases. While we recognize the potential headwinds from this and recent moves to lower loan limits on government-sponsored mortgages, we feel that the short supply of available homes and pent-up demand, along with a generally improving economy, will continue to drive the housing recovery forward. Currently, we are seeing traffic patterns in our communities that indicate that buyers are coming to the market and finding short supplies and we are anticipating a strong spring selling season for fiscal 2014.
Looking back, fiscal 2013 was an excellent year for Lennar, with revenues and pretax earnings attributable to Lennar increasing 45% and 170%, respectively, from 2012. In fiscal 2013, our gross margin increased 220 basis points to 24.9%. This gross margin, combined with our selling, general and administrative expenses of 10.6%, increased our operating margin 410 basis points to 14.3% during fiscal 2013. In addition, we ended the year with a strong sales backlog, up 19% in homes and 40% in dollar value, which gives us a great start for fiscal 2014. During fiscal 2013, we also had strong performances from our other business segments. Our Financial Services segment produced $85.8 million of pretax earnings, notwithstanding a significant slowdown in the refinance business during the second half of the year. Rialto generated $19.9 million of operating earnings net of earnings attributable to noncontrolling interests, benefiting from the successful launch of our new mortgage conduit business Rialto Mortgage Finance ("RMF") and a transition from a capital-intensive business model to an asset light, fund model. Our Multifamily rental business continued to grow during fiscal 2013, and we ended the year with 11 multifamily communities under construction and one completed, fully-leased community. Finally, our FivePoint Communities is well positioned, managing the entitlement and development of some of the most desirable real estate assets in Southern and Northern California.
In fiscal 2014, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by increasing sales prices and reducing sales incentives, to offset increasing material, labor and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we will continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. During fiscal 2014, we expect our Financial Services segment's earnings to decrease due to the lower volume of refinance transactions and an overall more competitive environment, however, the segment will continue to benefit as our homebuilding business expands and the number of non-Lennar purchasers using our mortgage company continues to grow in various markets. In addition, as Rialto continues to grow as a blue chip capital investment management company and commercial real estate capital provider, we expect the prospects for future earnings for our Rialto segment to continue to improve throughout 2014 and we expect contributions from Rialto's RMF buisness will begin to generate a more predictable and recurring component of earnings for Rialto. Our Multifamily segment anticipates that the construction of its development pipeline will be completed over the next four years, and as a merchant builder of apartments, we plan to sell our apartments once rents and occupancies have stabilized. Our Multifamily segment is still in start-up mode and we don't expect a meaningful contribution from this segment until beyond fiscal 2014. In addition, we expect FivePoint Communities to continue to mature as a long-term strategy as it develops land in premium California locations to fill the growing demand for well-located approved and developed homesites.
In conclusion, we are aware of the concerns that are being reflected in the current market volatility. Our Company’s strategy continues to be driven by our belief that the real estate markets remain positioned to continue to recover and that our Company remains well positioned to benefit from such recovery. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, as we are currently well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% during fiscal 2014. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint, as such ancillary business continue to mature and expand their franchises providing longer-term opportunities that we expect will enhance shareholder value. Overall, we are on track to achieve another year of substantial profitability in fiscal 2014, as the housing market recovery continues and we will continue to benefit from our strategic land acquisitions and new community openings.

Results of Operations
Overview
Our net earnings attributable to Lennar in 2013 were $479.7 million, or $2.15 per diluted share ($2.48 per basic share), compared to $679.1 million, or $3.11 per diluted share ($3.58 per basic share), in 2012. Our net earnings includes a $177.0 million tax provision in 2013, compared to a tax benefit of $435.2 million in 2012, which included the reversal of our deferred tax asset valuation allowance of $491.5 million, or $2.25 per diluted share. Our 2013 earnings before taxes were $681.9 million, compared to $222.1 million in 2012.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2013	2012	2011
Lennar Homebuilding revenues:
Sales of homes	$5,292,072	3,492,177	2,624,785
Sales of land	62,875	89,055	50,339
Total Lennar Homebuilding revenues	5,354,947	3,581,232	2,675,124
Lennar Homebuilding costs and expenses:
Cost of homes sold	3,973,812	2,698,831	2,101,414
Cost of land sold	45,834	78,808	42,611
Selling, general and administrative	559,462	438,727	384,798
Total Lennar Homebuilding costs and expenses	4,579,108	3,216,366	2,528,823
Lennar Homebuilding operating margins	775,839	364,866	146,301
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	23,803	(26,672)	(62,716)
Lennar Homebuilding other income, net	27,346	15,144	116,570
Other interest expense	(93,913)	(94,353)	(90,650)
Lennar Homebuilding operating earnings	$733,075	258,985	109,505
Lennar Financial Services revenues	$427,342	384,618	255,518
Lennar Financial Services costs and expenses	341,556	299,836	234,789
Lennar Financial Services operating earnings	$85,786	84,782	20,729
Rialto Investments revenues	$138,060	138,856	164,743
Rialto Investments costs and expenses	151,072	138,990	132,583
Rialto Investments equity in earnings (loss) from unconsolidated entities	22,353	41,483	(7,914)
Rialto Investments other income (expense), net	16,787	(29,780)	39,211
Rialto Investments operating earnings	$26,128	11,569	63,457
Lennar Multifamily revenues	14,746	426	—
Lennar Multifamily costs and expenses	31,463	6,306	461
Lennar Multifamily equity in loss from unconsolidated entities	(271)	(4)	—
Lennar Multifamily operating loss	$(16,988)	(5,884)	(461)
Total operating earnings	$828,001	349,452	193,230
Corporate general administrative expenses	146,060	127,338	95,256
Earnings before income taxes	$681,941	222,114	97,974
Net earnings attributable to Lennar	$479,674	679,124	92,199
Gross margin as a % of revenue from home sales	24.9%	22.7%	19.9%
S,G&A expenses as a % of revenues from home sales	10.6%	12.6%	14.7%
Operating margin as a % of revenues from home sales	14.3%	10.2%	5.3%
Average sales price	$290,000	255,000	244,000

2013 versus 2012
Revenues from home sales increased 52% in the year ended November 30, 2013 to $5.3 billion from $3.5 billion in 2012. Revenues were higher primarily due to a 33% increase in the number of home deliveries, excluding unconsolidated entities, and a 14% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 18,234 homes in the year ended November 30, 2013 from 13,707 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $290,000 in the year ended November 30, 2013 from $255,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $20,500 per home delivered in the year ended November 30, 2013, or 6.6% as a percentage of home sales revenue, compared to $28,300 per home delivered in the same period last year, or 10.0% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $1,318.3 million, or 24.9%, in the year ended November 30, 2013, compared to gross margins on home sales of $793.3 million, or 22.7%, in the year ended November 30, 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008) which made up 61% of our 2013 deliveries, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $17.0 million in the year ended November 30, 2013, compared to gross profits on land sales of $10.2 million in the year ended November 30, 2012.
Selling, general and administrative expenses were $559.5 million in the year ended November 30, 2013, compared to selling, general and administrative expenses of $438.7 million last year. Selling, general and administrative expenses as a percentage of revenues from home sales improved to 10.6% in the year ended November 30, 2013, from 12.6% in 2012, due to improved operating leverage as a result of increased absorption per community and more active communities.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $23.8 million in the year ended November 30, 2013, related to our share of operating earnings of Lennar Homebuilding unconsolidated entities, primarily as a result of sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $67 million. Our share of equity in earnings for the year ended November 30, 2013 related to the sales of those homesites was $19.8 million. This compared to Lennar Homebuilding equity in earnings (loss) of ($26.7) million in the year ended November 30, 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $12.1 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income, net, totaled $27.3 million in the year ended November 30, 2013, primarily due to management fees and the sale of an operating property by one of our consolidating homebuilding joint ventures that resulted in $14.4 million of other income (the transaction resulted in a net loss of $3.2 million after considering the impact of noncontrolling interests totaling $17.6 million), partially offset by other expenses. This compared to Lennar Homebuilding other income, net, of $15.1 million in the year ended November 30, 2012, which included a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% senior notes due 2013 ("5.95% Senior Notes") through a tender offer.
Homebuilding interest expense was $214.3 million in the year ended November 30, 2013 ($117.8 million was included in cost of homes sold, $2.6 million in cost of land sold and $93.9 million in other interest expense), compared to $181.4 million in the year ended November 30, 2012 ($85.1 million was included in cost of homes sold, $1.9 million in cost of land sold and $94.4 million in other interest expense). Interest expense increased due to an increase in our weighted average outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the prior year.
Operating earnings for our Lennar Financial Services segment were $85.8 million in the year ended November 30, 2013, compared to operating earnings of $84.8 million in the same period last year. The operating earnings were consistent year over year, which was driven by an increase in profit in the title operations as a result of a higher profit per transaction, offset by a slight decrease in profitability in the mortgage operations.
In the year ended November 30, 2013, operating earnings attributable to Lennar for the Rialto segment were $19.9 million (which included $26.1 million of operating earnings, offset by $6.2 million of net earnings attributable to noncontrolling interests), compared to operating earnings attributable to Lennar of $26.0 million (which was comprised of $11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests) in the same period last year. In the year ended November 30, 2013, revenues in this segment were $138.1 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans, gains from securitization transactions and interest income from the new RMF business and fees for managing and servicing assets, compared to revenues of $138.9 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the segment's portfolio of loans, offset by gains from securitization transactions and interest income from Rialto's new RMF business. In the year ended November 30, 2013, expenses in this segment were $151.1 million, which consisted primarily of costs related to its portfolio operations, the new RMF business, loan impairments of $16.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $139.0 million in the same period last year, which consisted primarily of costs related to its portfolio operations, loan impairments of $28.0 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), and other general and administrative expenses.
In the year ended November 30, 2013, the segment also had equity in earnings from unconsolidated entities of $22.4 million, which primarily included $21.9 million of equity in earnings related to our share of earnings from the Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $41.5 million in the same period last year, which primarily included $17.0 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), $6.1 million of interest income earned by the AB PPIP fund and $21.0 million of equity in earnings related to our share of earnings from the real estate investment fund managed by the Rialto segment ("Fund I").
In the year ended November 30, 2013, Rialto other income (expense), net, was $16.8 million, which consisted primarily of realized gains on the sale of REO of $48.8 million, an $8.5 million provisional gain related to a bargain purchase acquisition which included cash and a loan receivable as consideration, and rental income, partially offset by expenses related to owning and maintaining REO and impairments on REO of $16.1 million. In the year ended November 30, 2012, Rialto other income (expense), net, was ($29.8) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO of $21.6 million and rental income.
Our Lennar Multifamily segment had a start-up operating loss of $17.0 million in the year ended November 30, 2013, compared to an operating loss of $5.9 million in the same period last year. The operating loss in Lennar Multifamily primarily relates to general and administrative expenses of the segment, partially offset by gross profit on a land sale and management fee income.
In the year ended November 30, 2013, corporate general and administrative expenses were $146.1 million, or 2.5% as a percentage of total revenues, compared to $127.3 million, or 3.1% as a percentage of total revenues, in the same period last year. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were $25.3 million and ($21.8) million, respectively, in the years ended November 30, 2013 and 2012, primarily attributable to noncontrolling interests related to our homebuilding and Rialto operations, of which the Rialto operations related to the FDIC's interests in the portfolio of real estate loans that we acquired in partnership with the FDIC. In the year ended November 30, 2013, net earnings attributable to noncontrolling interests was primarily attributable to a transaction by one of our homebuilding consolidated joint ventures that decreased noncontrolling interests by $17.6 million.
During the years ended November 30, 2013 and 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. In 2013, additional positive evidence included actual and forecasted profitability, as well as generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during 2013. Accordingly, for the year ended November 30, 2013, we reversed $67.1 million of our valuation allowance primarily against our state deferred tax assets. This reversal was offset by a tax provision of $244.1 million, primarily related to pre-tax earnings during the year ended November 30, 2013, resulting in a $177.0 million provision for income taxes for the year ended November 30, 2013. As of November 30, 2013, our remaining valuation allowance against our deferred tax assets was $12.7 million, which is primarily related to state net operating loss carryforwards that are expected to expire due to short carryforward periods. For the year ended November 30, 2012, we reversed $491.5 million of our valuation allowance against our deferred tax assets. This reversal was partially offset by a tax provision of $25.9 million, primarily related to pre-tax earnings during the year ended November 30, 2012, resulting in a $435.2 million benefit for income taxes for the year ended November 30, 2012. Our overall effective tax rates were 26.96% and (178.43%) for the years ended November 30, 2013 and 2012, respectively. The low effective tax rate and the negative effective tax rate were primarily related to the reversal of our valuation allowance and special tax credits taken in the years ended November 30, 2013 and 2012, respectively. We expect our effective tax rate to be higher in 2014 than it was in 2013.
During the year ended November 30, 2013, we had significant transactions involving three of our consolidated joint ventures. In the first joint venture transaction, we bought out our 50% partners for $82.3 million, paying $18.8 million in cash and financing the remainder with a short-term note. Our consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $125 million, or a 31.25% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 16.25% or increased to 46.25% with a corresponding increase or decrease in our equity interest percentage. During the year ended November 30, 2013, the new unconsolidated joint venture subsequently distributed $125 million of cash to us as a return of capital.
In the second joint venture transaction, we purchased our partner's interest for $153.2 million and the inventories are now wholly-owned assets, which we plan to develop and build homes. During the year ended November 30, 2013, there was a third joint venture transaction where we paid off the bank debt of the consolidated joint venture and assumed the partner's interest, resulting in the entity becoming wholly-owned.
These transactions did not impact our net earnings, but our balance sheet was affected as follows: cash was reduced by approximately $47 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $98 million, deferred tax assets were increased by $40 million, additional paid-in capital (equity) was reduced by $62 million, net of tax, and non-controlling interests were reduced by $134 million.
As of November 30, 2013, we owned 125,643 homesites and had access to an additional 28,133 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. As of November 30, 2012, we owned 107,138 homesites and had access to an additional 21,346 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. Our backlog of sales contracts was 4,806 homes ($1.6 billion) at November 30, 2013, compared to 4,053 homes ($1.2 billion) at November 30, 2012.
2012 versus 2011
Revenues from home sales increased 33% in the year ended November 30, 2012 to $3.5 billion from $2.6 billion in 2011. Revenues were higher primarily due to a 28% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 13,707 homes in the year ended November 30, 2012 from 10,746 homes in the year ended November 30, 2011. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $255,000 in the year ended November 30, 2012 from $244,000 in the year ended November 30, 2011, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments, primarily due to increased pricing in many of our markets as the market recovers. Sales incentives offered to homebuyers were $28,300 per home delivered in the year ended November 30, 2012, or 10.0% as a percentage of home sales revenue, compared to $33,700 per home delivered in the year ended November 30, 2011, or 12.1% as a percentage of home sales revenue. Our biggest competition in 2012 was from the sales of existing and foreclosed homes. We differentiated our new homes from those homes by issuing new home warranties, and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $793.3 million, or 22.7%, in the year ended November 30, 2012, which included $12.6 million of valuation adjustments, compared to gross margins on home sales of $523.4 million, or 19.9%, in the year ended November 30, 2011, which included $35.7 million of valuation adjustments. Gross margin percentage on home sales improved in fiscal 2012 compared to the year ended November 30, 2011, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments.
Gross profits on land sales totaled $10.2 million in the year ended November 30, 2012, compared to gross profits on land sales of $7.7 million in the year ended November 30, 2011.
Selling, general and administrative expenses were $438.7 million in the year ended November 30, 2012, compared to selling, general and administrative expenses of $384.8 million in the year ended November 30, 2011, which included $8.4 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a litigation settlement. Selling, general and administrative expenses as a percentage of revenues from home sales improved to 12.6% in the year ended November 30, 2012, from 14.7% in the year ended November 30, 2011, primarily due to improved operating leverage and lower advertising costs.
Lennar Homebuilding equity in loss from unconsolidated entities was $26.7 million in the year ended November 30, 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $12.1 million of valuation adjustments primarily related to asset sales at Lennar Homebuilding's unconsolidated entities. This compared to Lennar Homebuilding equity in loss from unconsolidated entities of $62.7 million in the year ended November 30, 2011, which included our share of valuation adjustments of $57.6 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity as the result of a linked transaction. The transaction resulted in a net pre-tax gain of $4.7 million in the year ended November 30, 2011. This was offset by a pre-tax gain of $62.3 million included in 2011 Lennar Homebuilding other income, net, related to that unconsolidated entity’s net asset distribution. The linked transaction occurred as follows: Lennar and another partner who were members of two separate unconsolidated entities entered into a linked transaction. As part of the linked transaction, the partners agreed to the following: (1) Lennar forgave a receivable due from the other partner, (2) the partner assigned its interest in an unconsolidated entity (“Entity A”) to Lennar and (3) the partners agreed to a plan in which the other unconsolidated entity (“Entity B”) would distribute all of its land assets to the members as well as the members assuming all of its debt.
Since Entity B had a plan to spinoff and distribute the land assets to the owners of the entity, Entity B had to determine whether the fair value equaled or exceeded the carrying value of the assets. If the carrying value exceeded the fair value, Entity B had to record an impairment loss to reflect the assets at its estimated fair value. Upon determining the fair value of all of the assets being distributed, Entity B concluded that the carrying value of the assets being distributed exceeded its estimated fair value, resulting in Entity B recording an impairment loss. Our share of the impairment loss was $57.6 million which was recorded through our equity in loss from unconsolidated entities.
Additionally, we had to account for the linked transaction with the member as a non-monetary exchange. We exchanged a receivable and an investment in Entity B for land from Entity B, assumption of 75% of Entity B’s debt and the partner’s investment in Entity A. We compared the net assets that we received at fair value to the carrying value of the assets relinquished to determine the gain on the non-monetary exchange transaction. As a result of the analysis, it was determined that we received net assets of $118.1 million and relinquished assets with a carrying value of $55.8 million (net of $57.6 million of impairment discussed above), resulting in a $62.3 million gain on the non-monetary exchange. This gain was recorded in Lennar Homebuilding other income, net. The total economic gain on the linked transaction was $4.7 million.
In addition, in the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities included $8.9 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities, partially offset by our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million.
Lennar Homebuilding other income, net, totaled $15.1 million in the year ended November 30, 2012, primarily due to a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% senior notes due 2013 ("5.95% Senior Notes") through a tender offer. This compared to Lennar Homebuilding other income, net, of $116.6 million in the year ended November 30, 2011, which included the $62.3 million pre-tax gain related to an unconsolidated entity's net asset distribution discussed in the previous paragraph and $29.5 million related to the receipt of a litigation settlement. The parties to a litigation in which the Company was a plaintiff entered into a settlement agreement in 2011 in which they agreed the Company may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income, net, in the year ended November 30, 2011 also included $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. These amounts were partially offset by $10.5 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities and $4.9 million of write-offs of other assets in the year ended November 30, 2011.
Homebuilding interest expense was $181.4 million in the year ended November 30, 2012 ($85.1 million was included in cost of homes sold, $1.9 million in cost of land sold and $94.4 million in other interest expense), compared to $163.0 million in the year ended November 30, 2011 ($70.7 million was included in cost of homes sold, $1.6 million in cost of land sold and $90.7 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to the year ended November 30, 2011.
Operating earnings for our Lennar Financial Services segment were $84.8 million in the year ended November 30, 2012, compared to operating earnings of $20.7 million in the year ended November 30, 2011. The increase in profitability was primarily due to increased volume and margins in the segment’s mortgage operations and increased volume in the segment's title operations, as a result of a significant increase in refinance transactions and homebuilding deliveries.
In the year ended November 30, 2012, operating earnings attributable to Lennar for the Rialto segment were $26.0 million (which was comprised of $11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests), compared to operating earnings attributable to Lennar of $34.6 million (which included $63.5 million of operating earnings, offset by $28.9 million of net earnings attributable to noncontrolling interests) in the year ended November 30, 2011. In the year ended November 30, 2012, revenues in this segment were $138.9 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $164.7 million in the year ended November 30, 2011. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans. In the year ended November 30, 2012, expenses in this segment were $139.0 million, which consisted primarily of costs related to its portfolio operations, loan impairments of $28.0 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $132.6 million in the year ended November 30, 2011, which consisted primarily of costs related to its portfolio operations, loan impairments of $13.8 million primarily associated with the segment's

FDIC loan portfolio (before noncontrolling interests), due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses.
In the year ended November 30, 2012, Rialto other income (expense), net, was ($29.8) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO and rental income. In the year ended November 30, 2011, Rialto other income (expense), net, was $39.2 million, which consisted primarily of gains from acquisition of real estate owned (“REO”) through foreclosure, as well as gains from sales of REO, partially offset by expenses related to owning and maintaining those assets, and a $4.7 million gain on the sale of investment securities.
In the year ended November 30, 2012, the segment also had equity in earnings (loss) from unconsolidated entities of $41.5 million,which included $17.0 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the the AB PPIP fund, $6.1 million of interest income earned by the AB PPIP fund and $21.0 million of equity in earnings related to our share of earnings from Fund I. During the second half of 2012, all of the securities in the investment portfolio underlying the AB PPIP fund were monetized related to the unwinding of its operations, resulting in liquidating distributions of $83.5 million. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. This compared to equity in earnings (loss) from unconsolidated entities of ($7.9) million in the year ended November 30, 2011, consisting primarily of $21.4 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $10.7 million of interest income earned by the AB PPIP fund and $2.9 million of equity in earnings related to Fund I.
In the year ended November 30, 2012, corporate general and administrative expenses were $127.3 million, or 3.1% as a percentage of total revenues, compared to $95.3 million, or 3.1% as a percentage of total revenues, in the year ended November 30, 2011. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based and variable compensation expense.
In the years ended November 30, 2012 and 2011, net earnings (loss) attributable to noncontrolling interests were ($21.8) million and $20.3 million, respectively. Net loss attributable to noncontrolling interests during the year ended November 30, 2012 was attributable to noncontrolling interests related to our homebuilding operations and the FDIC's interest in the portfolio of real estate loans that we hold in partnership with the FDIC in our Rialto segment. Net earnings attributable to noncontrolling interests during the year ended November 30, 2011 were related to the Rialto operations, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
During the year ended November 30, 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that we operate. Such evidence was supported by us experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog, and deliveries compared with 2011. We had also restructured our corporate and field operations, significantly reducing our cost structure and permitting us to generate profits at lower level of activity. In 2012, economic data was also affirming the housing market recovery. Housing starts, homebuilding volume and prices were increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continued to drive the recovery. Lastly, in 2012, we projected to use the majority of our net operating losses in the allowable carryforward periods, and we had no history of net operating losses expiring unutilized.
We are required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for our deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence that existed in 2012 was that we were in a cumulative four-year loss position. However, our cumulative four-year loss was declining significantly as a result of eleven consecutive quarters of profitability and based on the earnings level in 2012 we determined that we would realize a majority of our deferred tax assets.
Based on the analysis of positive and negative evidence in 2012, we believed that there was enough positive evidence to overcome our cumulative loss position at that time. Therefore, we concluded that it was more likely than not that we will realize our deferred tax assets, and reversed the majority of the valuation allowance established against our deferred tax assets during the year ended November 30, 2012.
Accordingly, we reversed $491.5 million of the valuation allowance against our deferred tax assets in 2012. Based on analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state net operating loss carryforwards would be utilized. As a result, the remaining valuation allowance against our deferred tax assets was $88.8 million, as of November 30, 2012, which was primarily related to state net operating loss carryforwards. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011.

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
As of and for the year ended November 30, 2013, we have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
At November 30, 2013, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues:
East:
Sales of homes	$1,828,543	1,283,441	1,009,750
Sales of land	13,619	16,539	11,062
Total East	1,842,162	1,299,980	1,020,812
Central:
Sales of homes	736,557	487,317	355,350
Sales of land	6,918	19,071	9,907
Total Central	743,475	506,388	365,257
West:
Sales of homes	1,160,842	683,267	531,984
Sales of land	490	14,022	8,879
Total West	1,161,332	697,289	540,863
Southeast Florida:
Sales of homes	502,175	353,841	239,608
Sales of land	—	13,800	—
Total Southeast Florida	502,175	367,641	239,608
Houston:
Sales of homes	604,212	449,580	321,908
Sales of land	36,949	22,043	19,802
Total Houston	641,161	471,623	341,710
Other
Sales of homes	459,743	234,731	166,185
Sales of land	4,899	3,580	689
Total Other	464,642	238,311	166,874
Total homebuilding revenues	$5,354,947	3,581,232	2,675,124

	Years Ended November 30,
(In thousands)	2013	2012	2011
Operating earnings (loss):
East:
Sales of homes (1)	$279,561	137,231	98,822
Sales of land	1,255	2,472	233
Equity in earnings (loss) from unconsolidated entities	678	542	(518)
Other income (expense), net (2)	(5,354)	(166)	4,568
Other interest expense	(25,023)	(26,082)	(22,755)
Total East	251,117	113,997	80,350
Central:
Sales of homes (3)	68,743	39,388	(16,109)
Sales of land	773	909	2,129
Equity in loss from unconsolidated entities	(87)	(514)	(922)
Other expense, net	(1,809)	(1,529)	(1,082)
Other interest expense	(12,417)	(13,427)	(15,184)
Total Central	55,203	24,827	(31,168)
West:
Sales of homes (1) (3)	190,582	39,941	(3,071)
Sales of land	3,442	388	749
Equity in earnings (loss) from unconsolidated entities (4)	22,039	(25,415)	(57,215)
Other income, net (5)	27,832	2,393	117,066
Other interest expense	(32,740)	(31,334)	(31,479)
Total West	211,155	(14,027)	26,050
Southeast Florida:
Sales of homes	107,733	65,745	34,096
Sales of land	(188)	(354)	—
Equity in loss from unconsolidated entities	(152)	(961)	(1,152)
Other income, net (6)	7,778	15,653	2,488
Other interest expense	(8,282)	(9,026)	(8,004)
Total Southeast Florida	106,889	71,057	27,428
Houston:
Sales of homes	73,024	43,423	16,115
Sales of land	10,749	6,182	4,617
Equity in earnings (loss) from unconsolidated entities	2,079	(35)	46
Other income (expense), net	(503)	1,328	965
Other interest expense	(4,530)	(4,623)	(4,563)
Total Houston	80,819	46,275	17,180
Other
Sales of homes	39,155	28,891	8,720
Sales of land	1,010	650	—
Equity in loss from unconsolidated entities	(754)	(289)	(2,955)
Other expense, net	(598)	(2,535)	(7,435)
Other interest expense	(10,921)	(9,861)	(8,665)
Total Other	27,892	16,856	(10,335)
Total homebuilding operating earnings	$733,075	258,985	109,505

(1)
The increase in the operating earnings of the sales of homes in the Homebuilding East and West segment was primarily due to an increase in the number of home deliveries, an increase in the average sales price of homes delivered, an increase in gross margins and lower selling, general and administrative expenses as a percentage of home sales revenue due to the increased operating leverage.

(2)	Other income (expense), net, for the year ended November 30, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.

(3)
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

(4)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities for the year ended November 30, 2013, includes the sale of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $67 million. Our share of equity in earnings for the year ended November 30, 2013 related to the sales of those homesites was $19.8 million. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments. For the year ended November 30, 2012, equity in loss from unconsolidated entities related primarily to our share of operating losses of our Lennar Homebuilding unconsolidated entities, which includes $12.1 million of our share of valuation adjustments primarily related to asset sales at Lennar Homebuilding unconsolidated entities. For the year ended November 30, 2011, equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income (expense), net for the year ended November 30, 2011.

(5)
For the year ended November 30, 2013, other income, net, includes a $14.4 million gain on the sale of an operating property. For the year ended November 30, 2011, other income, net, includes a pre-tax gain of $62.3 million related to the distribution of assets of a Lennar Homebuilding unconsolidated entity, $29.5 million related to the receipt of a litigation settlement and the recognition of $10.0 million of deferred management fees related to management services previously performed by us for one of the Lennar Homebuilding unconsolidated entities.

(6)	Other income, net for the year ended November 30, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2013	2012	2011
East	6,941	5,440	4,576
Central	2,814	2,154	1,661
West	3,323	2,301	1,846
Southeast Florida	1,741	1,314	904
Houston	2,266	1,917	1,411
Other	1,205	676	447
Total	18,290	13,802	10,845
Of the total home deliveries above, 56, 95 and 99 represent deliveries from unconsolidated entities for the years ended November 30, 2013, 2012 and 2011, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2013	2012	2011	2013	2012	2011
East	$1,834,794	1,290,549	1,009,750	$264,000	237,000	221,000
Central	736,558	487,317	355,350	262,000	226,000	214,000
West	1,190,385	728,092	598,202	358,000	316,000	324,000
Southeast Florida	502,175	353,841	239,607	288,000	269,000	265,000
Houston	604,212	449,580	321,908	267,000	235,000	228,000
Other	459,743	234,731	166,186	382,000	347,000	372,000
Total	$5,327,867	3,544,110	2,691,003	$291,000	257,000	248,000
Of the total dollar value of home deliveries above, $35.8 million, $51.9 million and $66.2 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2013, 2012 and 2011, respectively. The home deliveries from unconsolidated entities had an average sales price of $639,000, $547,000 and $669,000 for the years ended November 30, 2013, 2012 and 2011, respectively.

Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2013	2012	2011
East	$163,039	169,779	148,424
Central	51,557	49,028	52,117
West	29,542	48,341	54,000
Southeast Florida	47,504	41,529	33,092
Houston	64,216	62,497	54,680
Other	17,230	17,050	19,421
Total	$373,088	388,224	361,734

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2013	2012	2011	2013	2012	2011
East	$23,600	31,300	32,400	8.2%	11.7%	12.8%
Central	18,300	22,800	31,400	6.5%	9.1%	12.8%
West	9,000	21,700	30,900	2.5%	6.6%	9.2%
Southeast Florida	27,300	31,600	36,600	8.6%	10.5%	12.0%
Houston	28,300	32,600	38,800	9.6%	12.2%	14.5%
Other	14,300	25,200	43,400	3.6%	6.8%	10.5%
Total	$20,500	28,300	33,700	6.6%	10.0%	12.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Years Ended November 30,
	Homes
	2013	2012	2011
East	7,533	5,868	4,769
Central	2,805	2,498	1,716
West	3,231	2,711	1,965
Southeast Florida	1,879	1,617	947
Houston	2,419	2,078	1,521
Other	1,176	912	494
Total	19,043	15,684	11,412
Of the new orders above, 55, 98 and 98 represent new orders from unconsolidated entities for the years ended November 30, 2013, 2012 and 2011, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2013	2012	2011	2013	2012	2011
East	$2,066,065	1,438,268	1,051,624	$274,000	245,000	221,000
Central	763,895	591,677	367,274	272,000	237,000	214,000
West	1,243,831	834,426	638,418	385,000	308,000	325,000
Southeast Florida	576,781	441,311	254,632	307,000	273,000	269,000
Houston	649,472	505,579	342,836	268,000	243,000	225,000
Other	485,699	333,232	189,658	413,000	365,000	384,000
Total	$5,785,743	4,144,493	2,844,442	$304,000	264,000	249,000

Of the total dollar value of new orders above, $34.8 million, $54.4 million and $65.1 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2013, 2012 and 2011, respectively. The new orders from unconsolidated entities had an average sales price of $632,000, $556,000 and $664,000 for the years ended November 30, 2013, 2012 and 2011, respectively.
(2) New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2013, 2012 and 2011.
Backlog:

	Years Ended November 30,
	Homes
	2013	2012	2011
East	1,968	1,376	948
Central	644	653	309
West	616	708	298
Southeast Florida	607	469	166
Houston	669	516	355
Other	302	331	95
Total	4,806	4,053	2,171
Of the total homes in backlog above, 4, 5 and 2 represent homes in backlog from unconsolidated entities at November 30, 2013, 2012 and 2011, respectively.

	Dollar Value (In thousands)			Average Sales Price
	2013	2012	2011	2013	2012	2011
East	$600,257	368,361	220,974	$305,000	268,000	233,000
Central	195,762	168,912	65,256	304,000	259,000	211,000
West	257,498	202,959	97,292	418,000	287,000	326,000
Southeast Florida	215,988	141,146	52,013	356,000	301,000	313,000
Houston	180,665	135,282	79,800	270,000	262,000	225,000
Other	169,431	143,725	45,324	561,000	434,000	477,000
Total	$1,619,601	1,160,385	560,659	$337,000	286,000	258,000
Of the total dollar value of homes in backlog above, $2.5 million, $3.5 million and $1.0 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2013, 2012 and 2011, respectively. The homes in backlog from unconsolidated entities had an average sales price of $624,000, $704,000 and $506,000 at November 30, 2013, 2012 and 2011, respectively.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances.
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2013	2012	2011
East	16%	18%	18%
Central	18%	18%	23%
West	15%	17%	18%
Southeast Florida	12%	12%	13%
Houston	21%	23%	21%
Other	13%	8%	8%
Total	16%	17%	19%
Our cancellation rate during 2013 was within a range that is consistent with historical cancellation rates, but substantially below those we experienced from 2007 through 2010. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

Active Communities:

	November 30,
	2013	2012	2011
East	197	167	146
Central	101	74	68
West	80	61	73
Southeast Florida	30	31	30
Houston	79	70	73
Other	50	56	32
Total	537	459	422
Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities during the periods ended November 30, 2013, 2012 and 2011.
Deliveries from New Higher Margin Communities (3):

	Years Ended November 30,
	Homes
	2013	2012	2011
East	4,781	3,014	1,786
Central	1,356	884	504
West	2,090	1,375	882
Southeast Florida	1,137	933	523
Houston	756	330	121
Other	962	343	90
Total	11,082	6,879	3,906

	Dollar Value (In thousands)			Average Sales Price
	2013	2012	2011	2013	2012	2011
East	$1,265,141	687,361	367,413	$265,000	228,000	206,000
Central	346,917	201,334	105,232	256,000	228,000	209,000
West	649,675	411,833	267,971	311,000	300,000	304,000
Southeast Florida	374,420	271,978	163,500	329,000	292,000	313,000
Houston	222,641	75,884	21,852	294,000	230,000	181,000
Other	353,496	134,127	33,763	367,000	391,000	375,000
Total	$3,212,290	1,782,517	959,731	$290,000	259,000	246,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and is a subset of the deliveries included in the preceding deliveries table.

The following table details our gross margins on home sales for the years ended November 30, 2013, 2012 and 2011 for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(In thousands)	2013		2012		2011
East:
Sales of homes	$1,828,543		1,283,441		1,009,750
Cost of homes sold	1,353,048		979,219		779,538
Gross margins on home sales	475,495	26.0%	304,222	23.7%	230,212	22.8%
Central:
Sales of homes	736,557		487,317		355,350
Cost of homes sold	591,611		390,823		313,311
Gross margins on home sales	144,946	19.7%	96,494	19.8%	42,039	11.8%
West:
Sales of homes	1,160,842		683,267		531,984
Cost of homes sold	840,619		540,982		426,922
Gross margins on home sales	320,223	27.6%	142,285	20.8%	105,062	19.7%
Southeast Florida:
Sales of homes	502,175		353,841		239,608
Cost of homes sold	352,684		256,672		182,155
Gross margins on home sales	149,491	29.8%	97,169	27.5%	57,453	24.0%
Houston:
Sales of homes	604,212		449,580		321,908
Cost of homes sold	464,612		354,981		263,037
Gross margins on home sales	139,600	23.1%	94,599	21.0%	58,871	18.3%
Other
Sales of homes	459,743		234,731		166,185
Cost of homes sold	371,238		176,154		136,451
Gross margins on home sales	88,505	19.3%	58,577	25.0%	29,734	17.9%
Total gross margins on home sales	$1,318,260	24.9%	793,346	22.7%	523,371	19.9%
2013 versus 2012
East: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $475.5 million, or 26.0%, in 2013, compared to gross margins on home sales of $304.2 million, or 23.7%, in 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.2% in 2013, compared to 11.7% in 2012) and lower valuation adjustments, partially offset by a 9% increase in direct construction and land costs per home due to an increase in labor, materials and land costs.
Central: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $144.9 million, or 19.7%, in 2013, compared to gross margins on home sales of $96.5 million, or 19.8%, in 2012. Gross margin percentage on homes decreased slightly compared to last year primarily due to a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.5% in 2013, compared to 9.1% in 2012).
West: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states in the segment, compared to last year. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $320.3 million, or 27.6%, in 2013, compared to gross margins on home sales of $142.3 million, or 20.8%, in 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (2.5% in 2013, compared to 6.6% in 2012), lower valuation adjustments, partially offset by a 7% increase in direct construction costs per home due to increases in labor and material costs.
Southeast Florida: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price in this segment driven by an increase in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $149.5 million, or 29.8%, in 2013, compared to gross margins on home sales of $97.2 million, or 27.5%, in 2012. Gross margin percentage on homes sales increased compared to last year primarily due to greater gross margins percentage in our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.6% in 2013, compared to 10.5% in 2012), partially offset by a 4% net increase in direct construction and land costs per home due to increases in labor and material costs.
Houston: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price in this segment. The increase in the number of deliveries was primarily driven by an increase in in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $139.6 million, or 23.1%, in 2013, compared to gross margins on home sales of $94.6 million, or 21.0%, in 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.6% in 2013, compared to 12.2% in 2012), partially offset by a 12% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Other: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and average sales price in all the states of Homebuilding Other, except for Illinois, which had insignificant activity and Oregon where the average sales price was flat year over year. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margins on home sales were $88.5 million, or 19.3%, in 2013, compared to gross margins on home sales of $58.6 million, or 25.0%, in 2012. The decrease in gross margin percentage was primarily due to a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.6% in 2013, compared to 6.8% in 2012) and lower valuation adjustments.
2012 versus 2011
East: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except Maryland and Virginia, whose active communities decreased year over year, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, primarily Florida, New Jersey and Georgia, compared to last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market stabilized during the year and began to recover in certain areas. Gross margins on home sales were $304.2 million, or 23.7%, in 2012, compared to gross margins on home sales of $230.2 million, or 22.8%, in 2011. Gross margin percentage on homes increased compared to 2011 primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.7% in 2012, compared to 12.8% in 2011).

Central: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market stabilized during the year and began to recover in certain areas. The decrease in the average sales price of homes delivered in Colorado was due to a shift in product mix as the number of deliveries increased 50% in Colorado. Gross margins on home sales were $96.5 million, or 19.8%, in 2012, compared to gross margins on home sales of $42.0 million, or 11.8%, in 2011. Gross margin percentage on homes sales improved compared to 2011 primarily due to a greater percentage of deliveries from our new higher margin communities in all the states, except Colorado, a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.1% in 2012, compared to 12.8% in 2011).
West: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, compared to 2011. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to 2011, resulting in an increase in our home sales per community. Gross margins on home sales were $142.3 million, or 20.8%, in 2012, compared to gross margins on home sales of $105.1 million, or 19.7%, in 2011. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.6% in 2012, compared to 9.2% in 2011).
Southeast Florida: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to 2011, resulting in an increase in our home sales per community. Gross margins on home sales were $97.2 million, or 27.5%, in 2012, compared to gross margins on home sales of $57.5 million, or 24.0%, in 2011. Gross margin percentage on homes sales improved compared to 2011 primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.5% in 2012, compared to 12.0% in 2011).
Houston: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to 2011, resulting in an increase in our home sales per community. Gross margins on home sales were $94.6 million, or 21.0%, in 2012, compared to gross margins on home sales of $58.9 million, or 18.3%, in 2011. Gross margin percentage on homes sales improved compared to 2011 primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.2% in 2012, compared to 14.5% in 2011).
Other: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other, except Illinois, which had insignificant activity. The increase in deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to 2011, resulting in an increase in our home sales per community. Gross margins on home sales were $58.6 million, or 25.0%, in 2012, compared to gross margins on home sales of $29.7 million, or 17.9%, in 2011. Gross margin percentage on homes sales improved compared to 2011 primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.8% in 2012, compared to 10.5% in 2011) and lower valuation adjustments.
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

The following table sets forth selected financial and operational information relating to the Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2013	2012	2011
Revenues	$427,342	384,618	255,518
Costs and expenses	341,556	299,836	234,789
Operating earnings	$85,786	84,782	20,729
Dollar value of mortgages originated	$5,282,000	4,431,000	2,896,000
Number of mortgages originated	22,300	19,700	13,800
Mortgage capture rate of Lennar homebuyers	77%	77%	78%
Number of title and closing service transactions	101,200	108,200	86,400
Number of title policies issued	192,400	149,300	121,800
Rialto Segment
Our Rialto reportable segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and funds or entities in which funds it manages have invested, and primarily on their behalf. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets. During the year ended November 30, 2013, Rialto formed RMF to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. We expect this business to be a significant contributor to our Rialto revenues, at least in the near future.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes Fund I, in which investors have committed and contributed a total of $700 million of equity (including $75 million by us), Fund II with investor commitments of $1.1 billion (including $100 million by us) and the Mezzanine Fund with a target of raising $300 million in capital, including $25 million committed by us, to invest in performing mezzanine commercial loans. Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
The following table presents the results of operations of our Rialto segment for the periods indicated:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$138,060	138,856	164,743
Costs and expenses	151,072	138,990	132,583
Rialto Investments equity in earnings (loss) from unconsolidated entities	22,353	41,483	(7,914)
Rialto Investments other income (expense), net	16,787	(29,780)	39,211
Operating earnings (1)	$26,128	11,569	63,457

(1)
Operating earnings for the years ended November 30, 2013, 2012 and 2011 include $6.2 million, ($14.4) million and $28.9 million, respectively, of net earnings (loss) attributable to noncontrolling interests.

The following is a detail of Rialto other income (expense), net for the periods indicated:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Realized gains on REO sales, net	$48,785	21,649	6,035
Unrealized gains (losses) on transfer of loans receivable to REO and impairments, net	(16,517)	(11,160)	70,779
Gain on bargain purchase acquisition	8,532	—	—
REO expenses	(44,282)	(56,745)	(49,531)
Rental income	20,269	16,476	7,185
Gain on sale of investment securities	—	—	4,743
Rialto Investments other income (expense), net	$16,787	(29,780)	39,211
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which was non-recourse to the Company and the LLCs. In accordance with GAAP, interest was not imputed because the notes were with, and guaranteed by, a governmental agency. The notes were secured by the loans held by the LLCs. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2013, the notes payable had been fully paid and the remaining cash collected on the loans and REO properties, net of expenses and other items was being shared 60% / 40% with the FDIC. As of November 30, 2012, the notes payable balance was $470.0 million, however, $223.8 million of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account were used to retire the notes payable upon their maturity. During the years ended November 30, 2013 and 2012, the LLCs retired $470.0 million and $156.9 million, respectively, principal amount of the notes payable under the agreement with the FDIC through the defeasance account. During the year ended November 30, 2013, $46.7 million was distributed by the LLCs, of which, $28.4 million was paid to the FDIC and $18.3 million was paid to Rialto, the parent company.
The LLCs meet the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. We paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million principal amount was retired in 2012. As of both November 30, 2013 and 2012, there was $90.9 million outstanding.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts ranging between $2 million and $75 million, which are secured by income producing properties. As of November 30, 2013, RMF has originated loans with a total principal balance of $690.3 million. As of November 30, 2013, RMF sold $537.0 million of these originated loans into three separate securitizations. An additional $109.3 million of these originated loans were sold into a securitization trust but not settled as of November 30, 2013 and thus were included as receivables, net. As of November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes, of which $76.0 million was outstanding.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of 7.00% senior notes due 2018 (the "7.00% Senior Notes"), at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that were advanced to RMF by us. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At November 30, 2013, the carrying amount of the 7.00% Senior Notes was $250 million.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at November 30, 2013 and 2012 was $16.1 million and $15.0 million, respectively.
In 2010, 2011 and 2012, investors in Fund I made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the year ended November 30, 2013, we received distributions from Fund I of $42.6 million. During the year ended November 30, 2012, we contributed $41.7 million to Fund I of which $13.9 million was distributed back to us as a return of capital contributions due to a securitization within Fund I. As of November 30, 2013 and 2012, the carrying value of our investment in Fund I was $75.7 million and $98.9 million, respectively. During the years ended November 30, 2012 and 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2013, 2012 and 2011, the Company’s share of earnings from Fund I was $19.4 million, $21.0 million and $2.9 million, respectively.
In December 2012, our Rialto segment completed the first closing of the Rialto Real Estate Fund II, LP (“Fund II”) which included $100 million committed by us. Fund II’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters. As of November 30, 2013, the equity commitments of Fund II were $1.1 billion, including the $100 million from us. During the year ended November 30, 2013, $511.4 million of the $1.1 billion in equity commitments was called, of which, we contributed our portion of $50.6 million. As of November 30, 2013, the carrying value of our investment in Fund II was $53.1 million. For the year ended November 30, 2013, our share of earnings from Fund II was $2.5 million. Subsequent to November 30, 2013, Fund II was closed to additional commitments, with equity commitments totaling $1.3 billion.
In 2013, our Rialto segment started raising capital and investing in mezzanine commercial loans creating the Mezzanine Fund with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of November 30, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by us. As of November 30, 2013, total capital invested in the Mezzanine Fund was $53.5 million, including $16.4 million invested by us. For the year ended November 30, 2013, our share of earnings from the Mezzanine Fund was $0.4 million.
Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides loan servicing support for all of Rialto's owned and managed portfolios and asset management services for Rialto's small balance loan program. As of November 30, 2013 and 2012, the carrying value of our investment in the Service Provider was $8.3 million and $8.4 million, respectively.
Lennar Multifamily Segment
During 2012 and 2013, we became actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment will focus on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of November 30, 2013 and 2012, our balance sheet had $147.1 million and $29.1 million, respectively, of assets related to the Lennar Multifamily segment, which includes investments in unconsolidated entities of $46.3 million and $3.1 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2013 was $105.6 million. Our Lennar Multifamily segment had 13 and 2, unconsolidated entities, respectively, as of November 30, 2013 and 2012. Our Lennar Multifamily segment had a pipeline of future projects totaling $3.7 billion in assets across a number of states that will be developed by unconsolidated entities.

Financial Condition and Capital Resources
At November 30, 2013, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $970.5 million, compared to $1.3 billion and $1.2 billion, respectively, at November 30, 2012 and 2011.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During 2013 and 2012, cash used in operating activities totaled $807.7 million and $424.6 million, respectively. During 2013, cash used in operating activities was as a result of an increase in inventories due to strategic land purchases and an increase in Rialto loans held-for-sale related to its new RMF business, partially offset by our increased revenues, an increase in accounts payable and other liabilities and a decrease in Lennar Financial Services loans held-for-sale.
During 2012, cash used in operating activities was impacted by an increase in Lennar Financial Services loans held-for-sale due to increased home deliveries towards the end of 2012 compared to 2011 and an increase in inventories due to strategic land purchases, partially offset by our net earnings (net of our deferred income tax benefit).
During 2011, our cash used in operating activities of $259.1 million and was as a result of a decrease in accounts payable and other liabilities, an increase in inventories due to strategic land purchases, an increase in receivables, an increase in other assets and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings.
Investing Cash Flow Activities
During 2013 and 2012, cash provided by investing activities totaled $689.2 million and $245.3 million, respectively. During 2013, we received $66.8 million of principal payments on Rialto loans receivable and $239.2 million of proceeds from the sales of REO. In addition, cash increased due to $158.1 million of distributions of capital from Lennar Homebuilding unconsolidated entities, primarily related to a distribution from a new unconsolidated joint venture, $42.6 million of distributions of capital from the Rialto unconsolidated entities, primarily related to Fund I, a $223.8 million decrease in Rialto's defeasance cash by two consolidated minority-owned LLCs to repay a loan from the FDIC, and $140.6 million of proceeds from the sale of a homebuilding operating property. This was partially offset by $57.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and $67.0 million of cash contributions to the Rialto unconsolidated entities.
During 2012, we received $81.6 million of principal payments on Rialto loans receivable, $183.9 million of proceeds from the sale of REO and $34.0 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $72.6 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $43.6 million of cash contributions to Rialto unconsolidated entities and $51.1 million for Lennar Financial Services purchases of held-to-maturity investment securities that mature at various dates within one year.
During 2011, our cash provided by investing activities of $136.2 million was primarily related to the receipt of $74.9 million of principal payments on Rialto loans receivable, $91.0 million of proceeds from the sale of REO and $31.1 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $98.5 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $64.4 million of cash contributions to Rialto unconsolidated entities, $118.1 million increase in Rialto defeasance cash and $53.6 million for Lennar Financial Services purchases held-to-maturity investment securities that mature at various dates within one year.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or an initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our outstanding indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. At November 30, 2013, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities
During 2013, our cash used in financing activities of $221.8 million was attributed to $471.3 million of principal payments of our Rialto notes payable, $83.8 million of net repayments under our Lennar Financial Services' 364-day warehouse repurchase facilities, $287.4 million of principal payments on other borrowings, the $63.7 million redemption of our 5.95% Senior Notes and $201.7 million of payments related to buyouts of our partners' noncontrolling interests, primarily related to two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 (the "4.125% Senior Notes"), the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022 (the "4.750% Senior Notes") and the sale of $250 million aggregate principal amount of 7.00% senior notes due 2018 (the "7.00% Senior Notes") by our Rialto segment, $76.0 million of borrowings under the Rialto segment's new warehouse repurchase facility related to its new RMF business and $92.6 million of proceeds from other borrowings.
During 2012, our cash provided by financing activities of $326.5 million was primarily attributed to the receipt of proceeds related to the issuance of $400 million of 4.75% senior notes due 2017, and $350 million of 4.750% senior notes due 2022 and the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. This was partially offset by the partial redemption of our 5.95% senior notes due 2013, principal repayments on Rialto notes payable and principal payments on other borrowings.
During 2011, our cash provided by financing activities of $164.8 million was primarily attributed to the issuance of new debt, partially offset by principal payments on other borrowings and the repayment of our 5.95% senior notes due 2011.
During 2013 and 2012, we exercised certain land option contracts from a land investment venture to which we had sold land in 2007, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $28.9 million and $50.4 million, respectively. Due to our continuing involvement, the 2007 transaction did not qualify as a sale under GAAP; thus, the inventory had remained on our balance sheet in consolidated inventory not owned.
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

	November 30,
(Dollars in thousands)	2013	2012
Lennar Homebuilding debt	$4,194,432	4,005,051
Stockholders’ equity	4,168,901	3,414,764
Total capital	$8,363,333	7,419,815
Lennar Homebuilding debt to total capital	50.2%	54.0%
Lennar Homebuilding debt	$4,194,432	4,005,051
Less: Lennar Homebuilding cash and cash equivalents	695,424	1,146,302
Net Lennar Homebuilding debt	$3,499,008	2,858,749
Net Lennar Homebuilding debt to total capital (1)	45.6%	45.6%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus total stockholders' equity). The Company believes the ratio of Net Lennar Homebuilding debt to total capital is relevant and useful to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because Net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement the Company's GAAP results.

At November 30, 2013, Lennar Homebuilding debt to total capital was lower compared to the prior year period, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings and the conversion of our 2.00% convertible senior notes due 2020 from debt to equity, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
In addition to the use of capital in our homebuilding, financial services, Rialto and multifamily operations, we actively evaluate various other uses of capital, which fit into our homebuilding, financial services, Rialto and multifamily strategies and appear to meet our profitability and return on capital goals. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our Credit Facility, warehouse lines of credit, cash generated from operations, sales of assets or the issuance into capital markets of debt, common stock or preferred stock.
The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2013	2012
5.50% senior notes due 2014	$249,640	249,294
5.60% senior notes due 2015	500,527	500,769
6.50% senior notes due 2016	249,886	249,851
12.25% senior notes due 2017	395,312	394,457
4.75% senior notes due 2017	399,250	400,000
6.95% senior notes due 2018	248,167	247,873
4.125% senior notes due 2018	274,995	—
2.00% convertible senior notes due 2020	—	276,500
2.75% convertible senior notes due 2020	416,041	401,787
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,012	350,000
5.95% senior notes due 2013	—	62,932
Mortgages notes on land and other debt	489,602	471,588
	$4,194,432	4,005,051
Our Lennar Homebuilding average debt outstanding was $4.5 billion in 2013, compared to $3.6 billion in 2012. The average rate for interest incurred was 5.1% and 5.4% in 2013 and 2012, respectively. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2013 was $261.5 million, compared to $222.0 million in 2012. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations. proceeds of debt and equity issuances, as well as borrowing under our Credit Facility.
In November 2013, the holders of the entire principal amount of our 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) converted them into shares of Class A common stock at the rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,501 shares of Class A common stock, which is equivalent to a conversion price of approximately $27.64 per share of Class A common stock. Stockholders' equity increased by $294.1 million as a result of the shares issued and the related recognition of deferred tax assets, partially offset by the write-off of debt issuance costs. In May 2010, we issued $276.5 million of 2.00% Convertible Senior Notes at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes were convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes were converted, which was equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares were included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes had the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. We had the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes was due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes were unsecured and unsubordinated, but were guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 2.00% Convertible Senior Notes was zero and $276.5 million, respectively.
In March 2013, we retired the remaining $63.0 million of our 5.95% Senior Notes for 100% of their principal amount plus accrued and unpaid interest. During the year ended November 30, 2012, we repurchased $204.7 million aggregate principal amount of our 5.95% Senior Notes through a tender offer, resulting in a pre-tax loss of $6.5 million, that was included in our Lennar Homebuilding other income (expense), net. At November 30, 2013 and 2012, the carrying amount of the 5.95% Senior Notes was zero 5.95% and $62.9 million.
In February 2013, we issued $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes") at a price of 99.998% in a private placement. Proceeds from the offering, after payment of expenses, were

$271.7 million. We used the net proceeds from the sale of the 4.125% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of the outstanding balance of our 5.95% Senior Notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. During 2013, we incurred additional interest with respect to the 4.125% Senior Notes because the registration statement relating to an offer to exchange 4.125% Senior Notes that had been registered under the Securities Act of 1933 for originally issued 4.125% Senior Notes was not filed by, and did not become effective by, and the exchange offer was not consummated by, the dates specified in the Registration Rights Agreement related to such notes. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At November 30, 2013, the carrying amount of the 4.125% Senior Notes was $275.0 million.
In October 2012, we issued $350 million aggregate principal amount of 4.750% senior notes due 2022 (the "4.750% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $346.0 million. In February 2013, we issued an additional $175 million aggregate principal amount of its 4.750% senior notes due 2022 at a price of 98.073% in a private placement. Proceeds from the offering, after payment of expenses, were $172.2 million. In April 2013, we issued an additional $50 million aggregate principal amount of its 4.750% Senior Notes at a price of 98.250% in a private placement. Proceeds from the offering, after payment of expenses, were $49.4 million. We used the net proceeds of the sales of the 4.750% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of our other outstanding senior notes. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. During 2013, we incurred additional interest with respect to the 4.750% Senior Notes because the registration statement relating to the notes did not become effective by, and the exchange offer was not consummated by, the dates specified in the Registration Rights Agreement related to such notes. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 4.750% Senior Notes was $571.0 million and $350.0 million.
In July and August 2012, we issued a combined $400 million aggregate principal amount of 4.75% senior notes due 2017 (the "4.75% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $395.9 million. We used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to our tender offer for our 5.95% senior notes due 2013 (the "5.95% Senior Notes"). We used the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 4.75% Senior Notes was $399.3 million and $400.0 million, respectively.
In November 2011, we issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes"). In December 2011, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50.0 million aggregate principal amount to cover over-allotments. Proceeds from the offerings, after payment of expenses, were $342.6 million and $49.0 million, respectively. At both November 30, 2013 and 2012, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes, or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on November 15, 2016. We have the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all our 100% owned homebuilding subsidiaries.
In November 2010, we issued $446 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at our election. However, it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the year ended November 30, 2011, the shares were not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price did not exceed the conversion price. For the years ended November 30, 2013 and

2012, our volume weighted average stock price was $37.06 and $28.12, respectively, which exceeded the conversion price, thus 8.2 million shares and 4.0 million shares, respectively, were included in the calculation of diluted earnings per share.
Holders of the 2.75% Convertible Senior Notes have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. We have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
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
Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We have applied these provisions to our 2.75% Convertible Senior Notes. We estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2013 and 2012, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2013 and 2012, the carrying amount of the equity component included in stockholders’ equity was $30.0 million and $44.2 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $416.0 million and $401.8 million, respectively. During the years ended November 30, 2013 and 2012, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $26.5 million and $25.6 million, respectively.
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
At November 30, 2013, we had a $950 million unsecured revolving credit facility ("Credit Facility") with certain financial institutions that matures in June 2017 and a $200 million Letter of Credit Facility with a financial institution. During the year ended November 30, 2013, we increased the maximum aggregate commitment under the Credit Facility from $525 million to $950 million, of which $932 million is committed and $18 million is available through an accordion feature, subject to additional commitments which were obtained subsequent to November 30, 2013. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes.The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of

November 30, 2013, we had no outstanding borrowings under our Credit Facility. We believe we were in compliance with our debt covenants at November 30, 2013.
During the year ended November 30, 2013, the Company terminated $200 million of letter of credit and reimbursement agreements with certain financial institutions.
Our performance letters of credit outstanding were $160.6 million and $107.5 million, respectively, at November 30, 2013 and 2012. Our financial letters of credit outstanding were $212.8 million and $204.7 million, respectively, at November 30, 2013 and 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2013, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $679.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2013, there were approximately $445.4 million, or 66%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Under the Credit Facility agreement executed in June 2013 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 65% or less at the end of the last two fiscal quarters of our 2013 fiscal year and throughout the 2014 fiscal year; and a leverage ratio of 60% or less through the maturity of the Agreement in June 2017. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of November 30, 2013:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2013
Minimum net worth test (1)	$1,973,068	3,286,326
Maximum leverage ratio (2)	65.0%	48.0%
Liquidity test (3)	1.00	2.75
The terms of the minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of November 30, 2013 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of November 30, 2013
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	513,411
Required minimum consolidated tangible net worth per the Credit Agreement	$1,973,068

Consolidated tangible net worth
(Dollars in thousands)	As of November 30, 2013
Total equity	$4,627,470
Less: Intangible assets (a)	(51,970)
Tangible net worth as calculated per the Credit Agreement	4,575,500
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,261,018)
Less: Lennar Homebuilding noncontrolling interests	(28,156)
Consolidated tangible net worth as calculated per the Credit Agreement	$3,286,326

(a)	Intangible assets represent the Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our consolidated financial statements as of November 30, 2013. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our consolidated balance sheet as of November 30, 2013.

(2)	The leverage ratio as calculated per the Credit Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of November 30, 2013
Lennar Homebuilding senior notes and other debts payable	$4,194,432
Plus: Lennar Multifamily notes payable	13,858
Less: Debt of Lennar Homebuilding consolidated joint ventures (a)	(89,558)
Funded debt as calculated per the Credit Agreement	4,118,732
Plus: Financial letters of credit (b)	213,331
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	41,964
Consolidated indebtedness as calculated per the Credit Agreement	4,374,027
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(699,826)
Numerator as calculated per the Credit Agreement	$3,674,201
Denominator as calculated per the Credit Agreement	$7,660,353
Leverage ratio (e)	48.0%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2013.

(b)
As of November 30, 2013, our financial letters of credit outstanding include $212.8 million disclosed in Note 6 of the notes to our consolidated financial statements and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $27.5 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $14.5 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2013.

(d)
Unrestricted cash and cash equivalents include $695.4 million of Lennar Homebuilding cash and cash equivalents, $0.5 million of Lennar Multifamily cash and cash equivalents and $13.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of November 30, 2013
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$701,500
Consolidated interest incurred as calculated per the Credit Agreement (b)	$255,009
Liquidity (c)	2.75

(a)
Unrestricted cash and cash and cash equivalents at November 30, 2013 for the liquidity test calculation includes $695.4 million of Lennar Homebuilding cash and cash equivalents plus $0.5 million of Lennar Multifamily cash and cash equivalents plus $13.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $8.3 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended November 30, 2013 includes Lennar Homebuilding interest incurred of $261.5 million plus Lennar Financial Services interest incurred, excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Financial Services segment's warehouse facilities at November 30, 2013, were as follows:

Warehouse Repurchase Facilities (Dollars in thousands)	Maximum Aggregate Commitment	Additional Uncommitted Amount
364-day warehouse repurchase facility that matures February 2014	$100,000	100,000
364-day warehouse repurchase facility that matures November 2014	325,000	—
364-day warehouse repurchase facility that matures January 2015 (1)	300,000	—
Totals	$725,000	100,000
(1) Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end).
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $374.2 million and $458.0 million, respectively, at November 30, 2013 and 2012, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $452.5 million and $509.1 million, respectively, at November 30, 2013 and 2012. The combined effective interest rate on the facilities at November 30, 2013 was 2.5%. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
In November 2013, our Rialto segment issued $250 million aggregate principal amount of 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that were advanced by to RMF to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At November 30, 2013, the carrying amount of the 7.00% Senior Notes was $250 million. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. We believe we were in compliance with our debt covenants at November 30, 2013.
In addition, as of November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it originates, of which $76.0 million was outstanding.
Changes in Capital Structure
We have a stock repurchase program adopted in 2006 which originally permitted us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2013, 2012 and 2011, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During the year ended November 30, 2013, treasury stock decreased by 0.4 million Class A common shares due to activity related to our equity compensation plan. During the year ended November 30, 2012, treasury stock increased by 0.2 million Class A common shares due to activity related to our equity compensation plan.

During the years ended November 30, 2013, 2012 and 2011, our Class A and Class B common stockholders received a per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At both November 30, 2013 and 2012, we had equity investments in 36 unconsolidated entities (of which 6 had recourse debt, 5 had non-recourse debt and 25 had no debt), compared to 270 unconsolidated entities at November 30, 2006. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
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
In many instances, we are designated as the manager of a venture under the direction of a management committee that has shared power amongst the partners of the unconsolidated entity and we receive fees for such services. In addition, we often enter into option and purchase contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally negotiated on a case by case basis.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. Joint ventures in which we have investments may be subject to a variety of financial and non-financial debt covenants related primarily to equity maintenance, fair value of collateral and minimum homesite takedown or sale requirements. We monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment.
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
We track our share of cumulative earnings and cumulative distributions of our joint ventures. For purposes of classifying distributions received from joint ventures in our statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in our consolidated statements of cash flows as cash flow from operating activities. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital and included in our consolidated statements of cash flows as cash flows from investing activities.
Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statement of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2013	2012	2011
Revenues	$570,910	353,902	301,843
Costs and expenses	425,282	418,905	451,272
Other income	14,602	10,515	123,007
Net earnings (loss) of unconsolidated entities	$160,230	(54,488)	(26,422)
Our share of net earnings (loss)	$32,815	(27,206)	(41,275)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$23,803	(26,672)	(62,716)
Our cumulative share of net earnings - deferred at November 30	$13,191	1,621	3,362
Our investments in unconsolidated entities	$716,949	562,234	545,760
Equity of the unconsolidated entities	$2,513,329	2,111,173	2,055,966
Our investment % in the unconsolidated entities	29%	27%	27%

(1)
For the year ended November 30, 2013, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, Lennar Homebuilding equity in loss includes $12.1 million of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million included in Lennar Homebuilding other income, net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes an $8.9 million valuation adjustment related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity.

Balance Sheets

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$184,521	156,666
Inventories	2,904,795	2,792,064
Other assets	147,410	229,603
	$3,236,726	3,178,333
Liabilities and equity:
Account payable and other liabilities	$272,940	309,587
Debt	450,457	757,573
Equity	2,513,329	2,111,173
	$3,236,726	3,178,333
As of November 30, 2013 and 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $716.9 million and $562.2 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2013 and 2012 were $829.5 million and $678.5 million, respectively, primarily as a result of our buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013 and 2012, the portfolio of land (including land development costs) of $241.8 million and $264.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2013	2012
Debt	$450,457	757,573
Equity	2,513,329	2,111,173
Total capital	$2,963,786	2,868,746
Debt to total capital of our unconsolidated entities	15.2%	26.4%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2013	2012
Land development	$537,548	490,791
Homebuilding	179,401	71,443
Total investments	$716,949	562,234

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2013	2012
Several recourse debt - repayment	$25,996	48,020
Joint and several recourse debt - repayment	15,000	18,695
Lennar’s maximum recourse exposure	40,996	66,715
Less: joint and several reimbursement agreements with our partners	(13,500)	(16,826)
Lennar’s net recourse exposure	$27,496	49,889
During the year ended November 30, 2013, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $25.7 million, as a result of $5.9 million paid by us primarily through capital contributions to unconsolidated entities and $19.8 million primarily related to the joint ventures selling assets and other transactions.
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

	November 30,
(In thousands)	2013	2012
Assets	$1,656,065	1,843,163
Liabilities	$470,975	765,295
Equity	$1,185,090	1,077,868
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the remaining loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of November 30, 2013, the Company does not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the year ended November 30, 2013, we made other loan paydowns relating to recourse debt of $6.1 million. During the year ended November 30, 2012, we made other loan paydowns of $5.7 million, a portion of which related to amounts paid under our repayment guarantees. During the years ended November 30, 2013 and 2012, there were no payments under completion guarantees. Payments made to, or on behalf of, our unconsolidated entities, including payment made under guarantees, are recorded primarily as capital contributions to our Lennar Homebuilding unconsolidated entities.
As of November 30, 2013, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of November 30, 2013, in the event we become legally obligated to perform under a guarantee of an obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2013	2012
Lennar’s net recourse exposure	$27,496	49,889
Reimbursement agreements from partners	13,500	16,826
Lennar’s maximum recourse exposure	$40,996	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$61,008	114,900
Non-recourse land seller debt or other debt	20,454	26,340
Non-recourse debt with completion guarantees	245,821	456,188
Non-recourse debt without completion guarantees	82,178	93,430
Non-recourse debt to Lennar	409,461	690,858
Total debt	$450,457	757,573
Lennar’s maximum recourse exposure as a % of total JV debt	9%	9%
In view of recent credit market conditions, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always, obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is possible that we will have some balance of unpaid guarantee liability. At both November 30, 2013 and 2012, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2013 and does not necessarily reflect estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets	Total JV Debt	2014	2015	2016	Thereafter	Other Debt (1)
Net recourse debt to Lennar		$27,496	13,110	1,500	1,629	11,257	—
Reimbursement agreements		13,500	—	13,500	—	—	—
Maximum recourse debt exposure to Lennar	$1,656,065	40,996	13,110	15,000	1,629	11,257	—
Debt without recourse to Lennar	435,968	409,461	45,328	15,327	43,412	283,661	21,733
Total	$2,092,033	450,457	58,438	30,327	45,041	294,918	21,733

(1)	Represents land seller debt and other debt
The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of November 30, 2013:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,487,789	26,256	13,500	12,756	284,588	310,844	1,918,384	14%	37,955
Land Owners/Developers	390,119	12,106	—	12,106	72,684	84,790	291,630	23%	13,872
Strategic	83,784	1,634	—	1,634	8,786	10,420	72,721	13%	1,992
Other Builders	275,034	1,000	—	1,000	21,670	22,670	230,594	9%	4,189
Total	$3,236,726	40,996	13,500	27,496	387,728	428,724	2,513,329	15%	58,008
Land seller debt and other debt		—	—	—	21,733	21,733
Total JV debt		40,996	13,500	27,496	409,461	450,457

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2013:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$172,982	1,410,731	11,256	—	11,256	278,662	289,918	1,027,656	22%
Shipyard Communities	107,977	242,361	—	—	—	5,000	5,000	232,202	2%
Central Park West Holdings	58,499	67,671	15,000	13,500	1,500	926	15,926	49,694	24%
Newhall Land Development	51,225	442,453	—	—	—	—	—	301,168	—
Ballpark Village	44,767	136,913	—	—	—	47,000	47,000	88,894	35%
Runkle Canyon	40,184	81,544	—	—	—	—	—	80,367	—
MS Rialto Residential Holdings	33,013	250,939	—	—	—	—	—	243,088	—
LS College Park	29,244	58,614	—	—	—	—	—	57,250	—
Treasure Island Community Development	27,771	57,742	—	—	—	—	—	55,573	—
Krome Grove Land Trust	20,628	90,029	10,476	—	10,476	22,161	32,637	52,075	39%
10 largest JV investments	586,290	2,838,997	36,732	13,500	23,232	353,749	390,481	2,187,967	15%
Other JVs	130,659	397,729	4,264	—	4,264	33,979	38,243	325,362	11%
Total	$716,949	3,236,726	40,996	13,500	27,496	387,728	428,724	2,513,329	15%
Land seller debt and other debt			—	—	—	21,733	21,733
Total JV debt			40,996	13,500	27,496	409,461	450,457

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2013:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	88%	90%	84%	91%	87%
Other JVs	12%	10%	16%	9%	13%
Total	100%	100%	100%	100%	100%
Rialto Investments - Investments in Unconsolidated Entities
In 2010, 2011 and 2012, investors in Fund I, which was formed and is managed by our Rialto segment, made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the year ended November 30, 2013, we received distributions from Fund I of $42.6 million. During the year ended November 30, 2012, we contributed $41.7 million to Fund I of which $13.9 million was distributed back to us as a return of excess capital contributions as a result of new investors in Fund I. As of November 30, 2013 and 2012, the carrying value our investment in Fund I was $75.7 million and $98.9 million, respectively. Total investor contributions to Fund I for the year ended November 30, 2012 were $371.8 million. Of the total contributions to Fund I during the year ended November 30, 2012, $130.0 million was distributed back to investors as a return of capital contributions due to a securitization within Fund I. Total investor contributions to Fund I since inception, including allocated income and net of the $130.0 million distribution, were $923 million. During the year ended November 30, 2012 and 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2013, 2012 and 2011, the Company’s share of earnings from Fund I was $19.4 million, $21.0 million and $2.9 million, respectively. As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on November 30, 2013, we would have received $80.8 million with regard to our carried interest. However, Fund I did not cease operations and liquidate its investments on November 30, 2013, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $80.8 million. No amount has been recorded in our consolidated statement of operations with regard to our carried interest in Fund I. See Note 1, Summary of Significant Accounting Policies in the notes to the consolidated financial statements for more information on how the Rialto segment records revenues attributable to carried interests.
In December 2012, our Rialto segment completed the first closing of Fund II with initial equity commitments of approximately $260 million, including $100 million committed by us. No cash was funded at the time of closing. Fund II’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. As of November 30, 2013, the equity commitments of Fund II were $1.1 billion, including the $100 million from us. During the year ended November 30, 2013, $511.4 million of the $1.1 billion in equity commitments was called, of which, we contributed our portion of $50.6 million. As of November 30, 2013, the carrying value of our investment in Fund II was $53.1 million. For the year ended November 30, 2013, our share of earnings from Fund II was $2.5 million. Subsequent to November 30, 2013, Fund II was closed to additional commitments, with equity commitments totaling $1.3 billion.
In 2013, our Rialto segment started raising capital and investing in mezzanine commercial loans creating the Mezzanine Fund with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of November 30, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by us. As of November 30, 2013, total capital invested in the Mezzanine Fund was $53.5 million, including $16.4 million invested by us. For the year ended November 30, 2013, our share of earnings was $0.4 million.
Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in a Service Provider, which provides loan servicing support for all of Rialto's owned and managed portfolios and asset management services for Rialto's small balance loan program. As of November 30, 2013 and 2012, the carrying value of our investment in that entity was $8.3 million and $8.4 million, respectively.
In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment was a sub-advisor to the AB PPIP fund to purchase real estate related securities from banks and other financial institutions. The sub-advisor received management fees for sub-advisory services. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including us. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2012, we contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. We also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in Rialto revenues. As of November 30, 2012, the carrying value of our investment in the AB PPIP fund was $0.2 million.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$332,968	299,172
Loans receivable, net	523,249	361,286
Real estate owned	285,565	161,964
Investments in real estate partnerships	149,350	72,903
Investment securities	381,555	182,399
Other assets	191,624	199,839
	$1,864,311	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$108,514	155,928
Notes payable	398,445	120,431
Partner loans	163,940	163,516
Equity	1,193,412	837,688
	$1,864,311	1,277,563
Statements of Operations

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$251,533	414,027	470,282
Costs and expenses	252,563	243,483	183,326
Other income (expense), net (1)	187,446	713,710	(614,014)
Net earnings (loss) of unconsolidated entities	$186,416	884,254	(327,058)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$22,353	41,483	(7,914)

(1)
Other income (expense) net for the year ended November 30, 2013 includes Fund I and Fund II's realized and unrealized gains on investments as well as other income from REO. Other income (expense), net for the years ended November 30, 2012, and 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, of which our portion was a small percentage. For the year ended November 30, 2012, other income (expense), net, also includes realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, of which our portion was a small percentage.

Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2013 and 2012, we had equity investments in 13 and 2 unconsolidated entities, respectively, (of which all of the unconsolidated entities had non-recourse debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select US markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture except for cost overruns relating to the construction of the project. In all cases, we have been required to provide guarantees of completion and cost over-runs to the lenders and partners. These completion guarantees may require us to complete the improvements for which the financing was obtained. Therefore, our risk is limited to our equity contribution, draws on letters of credit and potential future payments under the guarantees of completion and cost overruns. In certain instances, payments made under the cost overrun guarantee is considered a capital contribution.

Additionally, the joint ventures obtain third-party debt to fund a portion of the acquisition, development and construction costs of the rental projects. The joint venture agreements usually permit, but do not require, the joint ventures to make additional capital calls in the future. However, the joint venture debt does not have payment or maintenance guarantees. Neither we nor the other equity partners are a party to the debt instruments. In some cases, we agree to provide credit support in the form of a letter of credit provided to the bank.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at November 30, 2013.
Under the terms of our joint venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentages. Some joint venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return).
In many instances, we are designated as the development manager and/or the general contractor of the unconsolidated entity and receive fees for such services. In addition, we do not plan to enter into option and purchase contracts to acquire properties from our joint ventures.
Our arrangements with joint ventures generally do not restrict our activities or those of the other participants. However, in certain instances, we agree not to engage in some types of activities that may be viewed as competitive with the activities of these ventures in the localities where the joint ventures do business.
Material contractual obligations of our unconsolidated joint ventures primarily relate to the debt obligations described above. The joint ventures generally do not enter into lease commitments because the entities are managed either by us, who supply the necessary facilities and employee services in exchange for market-based management fees. However, they do enter into management contracts with the participants who manage them.
As described above, the liquidity needs of joint ventures in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition, development and construction of multifamily rental properties. As the properties are completed and sold, cash generated is available to repay debt and for distribution to the joint venture’s members. Thus, the amount of cash available for a joint venture to distribute at any given time is primarily a function of the scope of the joint venture’s activities and the stage in the joint venture’s life cycle.
We track our share of cumulative earnings and cumulative distributions of our joint ventures. For purposes of classifying distributions received from joint ventures in our statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in our consolidated statements of cash flows as cash flows from operating activities. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital and included in our consolidated statements of cash flows as cash flows from investing activities.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:
Statement of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2013	2012
Revenues	$—	—
Costs and expenses	1,493	29
Net loss of unconsolidated entities	$(1,493)	(29)
Lennar Multifamily's share of equity in loss from unconsolidated entities	$(271)	(4)
Our investments in unconsolidated entities	46,301	3,126
Equity of the unconsolidated entities	183,037	18,872
Our investment % in the unconsolidated entities	25%	17%

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.
A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Until recently, these option deposits generally have approximated 10% of the exercise price. Sometimes, we are required to undertake property development during the option period, which increases the amounts we lose if we do no exercise particular options. Our option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on fair value at the time of takedown. The exercise periods of our option contracts generally range from one to ten years.
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
When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2013, 2012 and 2011, we wrote-off $1.9 million, $2.4 million and $1.8 million, respectively, of option deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at November 30, 2013 and 2012:

	Controlled Homesites
November 30, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,364	172	6,536	41,660	48,196
Central	6,837	1,135	7,972	20,297	28,269
West	2,794	5,471	8,265	35,609	43,874
Southeast Florida	1,270	326	1,596	8,757	10,353
Houston	2,035	63	2,098	12,075	14,173
Other	1,666	—	1,666	7,245	8,911
Total homesites	20,966	7,167	28,133	125,643	153,776

	Controlled Homesites
November 30, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,973	302	4,275	34,907	39,182
Central	2,583	1,187	3,770	16,082	19,852
West	2,227	5,847	8,074	30,083	38,157
Southeast Florida	2,336	366	2,702	7,713	10,415
Houston	1,385	287	1,672	12,549	14,221
Other	808	45	853	5,804	6,657
Total homesites	13,312	8,034	21,346	107,138	128,484
We evaluate all option contracts for land to determine whether the companies that own the optioned properties are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the option purchase price of the optioned land. We reflect these properties on our balance sheet as consolidated inventory not owned. During the year ended November 30, 2013, the effect of consolidation of these option contracts was a net increase of $196.8 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2013. The increase was primarily due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $133.3 million for the year ended November 30, 2013.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $129.2 million and $176.7 million, respectively, at November 30, 2013 and 2012. Additionally, we had posted $29.9 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2013 and 2012.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2013:
Contractual Obligations

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,194,432	394,537	1,061,816	1,049,192	1,688,887
Lennar Financial Services - Notes and other debts payable	374,166	374,166	—	—	—
Interest commitments under interest bearing debt (2)	1,037,454	239,913	382,976	234,491	180,074
Rialto Investments - Notes payable and other debts payable (3)	441,883	117,000	72,448	252,323	112
Operating leases	113,551	29,678	40,315	23,629	19,929
Other contractual obligations (4)	162,407	160,447	1,960	—	—
Total contractual obligations (5)	$6,323,893	1,315,741	1,559,515	1,559,635	1,889,002

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to us at earlier dates than as disclosed in this table. The puts are described in the detail description of each of the convertible senior notes in the financial condition and capital resources section of this M,D&A.

(2)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2013.

(3)
Amount includes notes payable and other debts payable of $76.0 million related to the RMF warehouse repurchase financing agreements and also includes $250 million related to 7.00% Senior Notes issued in November 2013.

(4)
Includes $49.4 million of commitments to fund Rialto segment's Fund II, $8.6 million of commitments to fund Rialto segment's Mezzanine Fund, $90.5 million of remaining commitments to fund a new homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing and $13.9 million related to Lennar Multifamily notes payable.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and interest of 29.6 million as of November 30, 2013, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise particular options. This reduces our financial risk associated with land holdings. At November 30, 2013, we had access to 28,133 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2013, we had $129.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $29.9 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At November 30, 2013, we had letters of credit outstanding in the amount of $373.4 million (which included the $29.9 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2013, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $679.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2013, there were approximately $445.4 million, or 66%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.1 billion at November 30, 2013. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $277.0 million as of November 30, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2013, we had open commitments amounting to $533.0 million to sell MBS with varying settlement dates through February 2014.
The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions
Throughout 2013, we have seen fundamental shifts and resulting trends that indicate the housing market has stabilized and is currently recovering. This shift has been driven by a combination of low home prices, low interest rates, reduced foreclosures and an extremely favorable rent-to-own comparison making the decision for qualified homebuyers to buy homes more attractive than the escalating cost of renting. Our sales of homes revenue increased 52% compared to the prior year, our home deliveries increased 33% and our new orders increased 21% year over year. In addition, our gross margins on home sales increased to $1,318.3 million, or 24.9%, in the year ended November 30, 2013, from $793.3 million, or 22.7%, in the year ended November 30, 2012. The improvement in gross margins was due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008) which made up 61% of our deliveries, partially offset by an increase in materials, labor and land costs. In addition, the year ended November 30, 2013, was our fourth consecutive year of profitability with net earnings of $479.7 million, or $2.15 per diluted share ($2.48 per basic share), compared to $679.1 million, or $3.11 per diluted share ($3.58 per basic share), during the year ended November 30, 2012. In 2012, a substantial portion of our net earnings resulted from the reversal of a majority of our deferred tax asset valuation allowance of $491.5 million, or $2.25 per diluted share. Our 2013 earnings before taxes were $681.9 million, compared to $222.1 million in 2012.

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Rialto investing activities and general operating needs primarily with cash generated from operations, debt issuances and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We tried to manage the financial risks of adverse market conditions associated with land holdings by what we believed to be prudent underwriting of land purchases in areas we viewed as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered from 2007 to 2010.

Seasonality

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

New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for our quarter ended February 28, 2013. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements, but will require a change in the presentation of our comprehensive income from the notes to our consolidated financial statements, where it is currently disclosed, to the face of our consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other - Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 was effective for our fiscal year that began December 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for our fiscal year beginning December 1, 2013 and subsequent interim periods. The adoption of this guidance, which is related to disclosure only, is not expected to have a material effect on our consolidated financial statements.
In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for our fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss ("NOL"), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for our fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements.

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
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by us based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.
During the years ended November 30, 2013 and 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. This conclusion in 2012 was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that we operate. Such evidence was supported by our experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog and deliveries compared with the prior year. We have restructured our corporate and field operations, significantly reducing our cost structure and permitting us to generate profits at a lower level of activity. Economic data had also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery. Lastly, we project to use the majority of our net operating losses in the allowable carryforward periods, and we had no history of net operating losses expiring unutilized.
We are required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for our deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence in 2012 was that we were in a cumulative four-year loss position. However, in 2013, additional positive evidence included actual and forecasted profitability, as well as, generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during 2013.
Based on the analysis of positive and negative evidence, we believe that there is enough positive evidence for us to conclude that it was more likely than not that we would realize our deferred tax assets, and reversed the majority of the valuation allowance established against our deferred tax assets during the years ended November 30, 2012 and 2013.
Accordingly, for the year ended November 30, 2013, we reversed $67.1 million of our valuation allowance primarily against our state deferred tax assets. This reversal was offset by a tax provision of $244.1 million, primarily related to pre-tax earnings during the year ended November 30, 2013, resulting in a $177.0 million provision for income taxes for the year ended November 30, 2013. As of November 30, 2013, our remaining valuation allowance against our deferred tax assets was $12.7 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. Our deferred tax assets, net, were $376.8 million at November 30, 2013, of which $388.6 million were deferred tax assets included in Lennar Homebuilding's other assets on our consolidated balance sheets and $4.0 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company consolidated balance sheets and $7.8 million were deferred tax liabilities included in Rialto segment's notes payable and other liabilities on our consolidated balance sheets. The valuation allowance against our deferred tax assets was $88.8 million at November 30, 2012. During the year ended November 30, 2012, we recorded a reversal of the deferred tax asset valuation allowance of $491.5 million. This reversal was partially offset by a tax provision of $25.9 million, primarily related to pre-tax earnings during the year ended November 30, 2012. As of November 30, 2012, we had $467.6 million net deferred tax assets.
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

Lennar Homebuilding and Multifamily Operations
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
Inventories/Land Under Development
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 537 and 459 active communities as of November 30, 2013 and 2012, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. Revenues and gross margins for all of our homebuilding segments, and Homebuilding Other for the year ended November 30, 2013 have increased compared to the year ended November 30, 2012 due to an increase in absorption pace.
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
During the years ended November 30, 2013, 2012 and 2011, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Valuation adjustments to finished homes, CIP and land on which we intend to build homes (1)	$4,458	12,574	35,726
Valuation adjustments to land we intend to sell or have sold to third parties	1,222	666	456
Write-offs of option deposits and pre-acquisition costs	1,858	2,389	1,784
	$7,538	15,629	37,966

(1)	Valuation adjustments to finished homes, CIP and land on which we intend to build homes for the years ended November 30, 2013, 2012 and 2011 relate to 3, 12 and 38 communities, respectively.
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
At November 30, 2013, the reserve for warranty costs was $102.6 million, which included $19.7 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to claims received in certain of our homebuilding communities. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Lennar Homebuilding and Multifamily Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction of multifamily rental properties. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 4 and Note 9 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.
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
As of November 30, 2013, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2013, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $3.2 billion and total liabilities of $0.7 billion. At November 30, 2013, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $245.8 million and total liabilities of $62.8 million.

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
Our assumptions on the projected future distributions from the Lennar Homebuilding unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Lennar Homebuilding unconsolidated entities or assets by Lennar Multifamily unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The review for inventory impairment performed by the unconsolidated entities is materially consistent with our process, as discussed above, for evaluating our own inventory as of the end of a reporting period. The unconsolidated entities generally also use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in our Lennar Homebuilding or Lennar Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our Lennar Homebuilding or Lennar Multifamily investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities; if our investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income (expense), net or Lennar Multifamily costs and expenses. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.
In addition, we believe our assumptions on discount rates are critical accounting policies because the selection of the discount rates affects the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.
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
During the years ended November 30, 2013, 2012 and 2011, we recorded the following valuation adjustments related to our Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$—	12,145	8,869
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	897	18	10,489
	$897	12,163	19,358
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
Generally, all major decision making in our joint ventures is shared by all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and other partners. Generally, we purchase less than a majority of the JV’s assets and the purchase prices under our option contracts are believed to be at market.
Generally, our Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, we continue to fund operations and debt paydowns through partner loans or substituted capital contributions.

Financial Services Operations
Revenue Recognition
Title premiums on policies issued directly by us are recognized as revenue on the effective date of the title policies and escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Revenues from title policies issued by independent agents are recognized as revenue when notice of issuance is received from the agent, which is generally when cash payment is received by us. Expected gains and losses from the sale of loans and their related servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.
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
Goodwill
At both November 30, 2013 and 2012, our goodwill was $34.0 million. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.
We review goodwill annually (or whenever indicators of impairment exist) for impairment. We evaluated the carrying value of our Lennar Financial Services segment’s goodwill in the fourth quarter of 2013. We estimated the fair value of our Financial Services’ title operations based on the income approach and concluded that a goodwill impairment was not required for 2013.
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
During the years ended November 30, 2013, 2012 and 2011, we did not record goodwill impairment charges. As of November 30, 2013 and 2012, there were no significant identifiable intangible assets, other than goodwill.

Rialto Investments
Management Fees Revenue
Our Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to our Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of drawn commitments less the portion of such drawn commitments utilized to acquire investments that have been sold (in whole or in part) or liquidated (except to the extent such drawn commitments are subsequently reinvested in other investments) or completely written off. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized at the end of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. We believe the way we record Rialto management fees revenue is a significant accounting policy because it represents a significant portion of our Rialto segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Loans Receivable - Revenue Recognition
All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that we would be unable to collect all contractually required principal and interest payments were accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence regarding each of the loans, the underlying properties and the borrowers. We determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.
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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its cost basis or current fair value, less estimated costs to sell if classified as held-for-sale, or at the lower of its cost basis or current fair value if classified as held-and-used. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in our Rialto other income (expense), net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. Our REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized. We believe that the accounting for REO is a critical accounting policy because of the significant judgment required in the third party appraisals and/or internally prepared analysis of recent offers or prices of comparable properties in the proximate vicinity used to estimate the fair value of the REOs.
Rialto Mortgage Finance
Loans held-for-sale and Derivative Instruments – The originated mortgage loans are classified as loans held-for-sale on the consolidated balance sheets and are recorded at fair value. We elected the fair value option for RMF's loans held-for-sale in accordance with ASC Topic 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. We believe that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in our Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded within Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, we remain liable for certain limited industry-standard representations and warranties related to loan sales.

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
In accordance with ASC 810-10-65-2, we determined that we had an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

•
Rialto/Lennar owns 40% of the equity of the LLCs and has the power to direct the activities of the LLCs that most significantly impact their economic performance through loan resolutions and the sale of REO.

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
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. The table below provides information at November 30, 2013 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2013. Weighted average variable interest rates are based on the variable interest rates at November 30, 2013. Rialto loans receivable, net are not included in the table below because income is recorded through accretable yield due to the loans acquired having deteriorated credit quality, thus, we believe they are not sensitive to changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 15 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2013

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	2013
ASSETS
Lennar Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	40.0	40.0	40.0
Average interest rate	—	—	—	—	—	5.7%	5.7%	—
Rialto Investments:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	16.1	16.1	16.0
Average interest rate	—	—	—	—	—	4.0%	4.0%	—
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	44.2	44.2	44.2
Average interest rate	—	—	—	—	—	4.9%	4.9%	—
Lennar Financial Services:
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	388.2	388.2	388.2
Average interest rate	—	—	—	—	—	4.3%	4.3%	—
Variable rate	$—	—	—	—	—	26.0	26.0	26.0
Average interest rate	—	—	—	—	—	3.2%	3.2%	—
Loans held-for-investment, net and Investments held-to-maturity:
Fixed rate	$34.1	20.3	9.1	0.8	1.6	19.0	84.9	84.6
Average interest rate	1.0%	1.3%	1.8%	5.8%	4.9%	5.2%	2.2%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	3.3	3.8	4.1
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$340.4	559.9	263.0	398.4	650.8	1,688.9	3,901.4	4,665.3
Average interest rate	5.2%	5.7%	6.5%	12.2%	5.6%	3.8%	5.5%	—
Variable rate	$54.1	84.8	154.1	—	—	—	293.0	306.2
Average interest rate	3.1%	3.1%	2.4%	—	—	—	2.7%	—
Rialto Investments:
Notes Payable and other debts payable:
Fixed rate	$8.0	5.4	9.1	1.1	251.2	0.1	274.9	274.9
Average interest rate	5.2%	4.7%	5.3%	6.0%	5.1%	6.0%	5.1%	—
Variable rate	$109.0	58.0	—	—	—	—	167.0	163.5
Average interest rate	3.1%	4.5%	—	—	—	—	3.6%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$374.2	—	—	—	—	—	374.2	374.2
Average interest rate	2.5%	—	—	—	—	—	2.5%	—
Lennar Multifamily:
Notes payable:
Fixed rate	$11.9	2.0	—	—	—	—	13.9	13.9
Average interest rate	7.0%	3.3%	—	—	—	—	6.5%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 27, 2014

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2013 and 2012

	2013	(1)	2012	(1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$695,424		1,146,302
Restricted cash	36,150		8,096
Receivables, net	51,935		53,745
Inventories:
Finished homes and construction in progress	2,269,116		1,625,048
Land and land under development	3,871,773		3,094,481
Consolidated inventory not owned	460,159		326,861
Total inventories	6,601,048		5,046,390
Investments in unconsolidated entities	716,949		562,234
Other assets	748,629		955,962
	8,850,135		7,772,729
Rialto Investments:
Cash and cash equivalents	201,496		105,310
Restricted cash	2,593		—
Defeasance cash to retire notes payable	—		223,813
Receivables, net	111,833		—
Loans receivable, net	278,392		436,535
Loans held-for-sale	44,228		—
Real estate owned - held-for-sale	197,851		134,161
Real estate owned - held-and-used, net	428,989		601,022
Investments in unconsolidated entities	154,573		108,140
Other assets	59,358		38,379
	1,479,313		1,647,360
Lennar Financial Services	796,710		912,995
Lennar Multifamily	147,089		29,122
Total assets	$11,273,247		10,362,206

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2013, total assets include $1,195.3 million related to consolidated VIEs of which $8.3 million is included in Lennar Homebuilding cash and cash equivalents, $17.7 million in restricted cash, $2.4 million in Lennar Homebuilding receivables, net, $94.8 million in Lennar Homebuilding land and land under development, $243.6 million in Lennar Homebuilding consolidated inventory not owned, $14.7 million in Lennar Homebuilding investments in unconsolidated entities, $86.8 million in Lennar Homebuilding other assets, $44.8 million in Rialto Investments ("Rialto") cash and cash equivalents, $244.0 million in Rialto loans receivable, net, $122.0 million in Rialto real estate owned held-for-sale, $313.8 million in Rialto real estate owned held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities and $1.8 million in Rialto other assets.
As of November 30, 2012, total assets include $2,128.6 million related to consolidated VIEs of which $13.2 million is included in Lennar Homebuilding cash and cash equivalents, $6.0 million in Lennar Homebuilding receivables, net, $57.4 million in Lennar Homebuilding finished homes and construction in progress, $482.6 million in Lennar Homebuilding land and land under development, $65.2 million in Lennar Homebuilding consolidated inventory not owned, $43.7 million in Lennar Homebuilding investments in unconsolidated entities, $224.1 million in Lennar Homebuilding other assets, $104.8 million in Rialto cash and cash equivalents, $223.8 million in Rialto defeasance cash to retire notes payable, $350.2 million in Rialto loans receivable, net, $94.2 million in Rialto real estate owned held-for-sale, $454.9 million in Rialto real estate owned held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities and $7.8 million in Rialto other assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2013 and 2012

	2013	(2)	2012	(2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$271,365		217,396
Liabilities related to consolidated inventory not owned	384,876		268,159
Senior notes and other debts payable	4,194,432		4,005,051
Other liabilities	712,931		635,524
	5,563,604		5,126,130
Rialto Investments:
Notes payable and other liabilities	497,008		600,602
Lennar Financial Services	543,639		630,972
Lennar Multifamily	41,526		3,294
Total liabilities	6,645,777		6,360,998
Stockholders’ equity:
Preferred stock	—		—
Class A common stock of $0.10 par value per share; Authorized: 2013 and 2012 - 300,000,000 shares Issued: 2013 - 184,833,120 shares; 2012 - 172,397,149 shares	18,483		17,240
Class B common stock of $0.10 par value per share; Authorized: 2013 and 2012 - 90,000,000 shares Issued: 2013 - 32,982,815 shares; 2012 - 32,982,815 shares	3,298		3,298
Additional paid-in capital	2,721,246		2,421,941
Retained earnings	2,053,893		1,605,131
Treasury stock, at cost; 2013 - 11,724,326 Class A common shares and 1,679,620 Class B common shares; 2012 - 12,152,816 Class A common shares and 1,679,620 Class B common shares	(628,019)		(632,846)
Total stockholders’ equity	4,168,901		3,414,764
Noncontrolling interests	458,569		586,444
Total equity	4,627,470		4,001,208
Total liabilities and equity	$11,273,247		10,362,206

(2)
As of November 30, 2013, total liabilities include $294.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.0 million is included in Lennar Homebuilding accounts payable, $191.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $75.1 million in Lennar Homebuilding senior notes and other debts payable, $4.9 million in Lennar Homebuilding other liabilities and $20.2 million in Rialto notes payable and other liabilities.

As of November 30, 2012, total liabilities include $737.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $10.6 million is included in Lennar Homebuilding accounts payable, $35.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $181.6 million in Lennar Homebuilding senior notes and other debts payable, $15.7 million in Lennar Homebuilding other liabilities and $493.4 million in Rialto notes payable and other liabilities.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended November 30, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$5,354,947	3,581,232	2,675,124
Lennar Financial Services	427,342	384,618	255,518
Rialto Investments	138,060	138,856	164,743
Lennar Multifamily	14,746	426	—
Total revenues	5,935,095	4,105,132	3,095,385
Cost and expenses:
Lennar Homebuilding (1)	4,579,108	3,216,366	2,528,823
Lennar Financial Services	341,556	299,836	234,789
Rialto Investments	151,072	138,990	132,583
Lennar Multifamily	31,463	6,306	461
Corporate general and administrative	146,060	127,338	95,256
Total costs and expenses	5,249,259	3,788,836	2,991,912
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	23,803	(26,672)	(62,716)
Lennar Homebuilding other income, net (3)	27,346	15,144	116,570
Other interest expense	(93,913)	(94,353)	(90,650)
Rialto Investments equity in earnings (loss) from unconsolidated entities	22,353	41,483	(7,914)
Rialto Investments other income (expense), net	16,787	(29,780)	39,211
Lennar Multifamily equity in loss from unconsolidated entities	(271)	(4)	—
Earnings before income taxes	681,941	222,114	97,974
(Provision) benefit for income taxes	(177,015)	435,218	14,570
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	504,926	657,332	112,544
Less: Net earnings (loss) attributable to noncontrolling interests (4)	25,252	(21,792)	20,345
Net earnings attributable to Lennar	$479,674	679,124	92,199
Basic earnings per share	$2.48	3.58	0.49
Diluted earnings per share	$2.15	3.11	0.48
Comprehensive earnings attributable to Lennar	$479,674	$679,124	$92,199
Comprehensive earnings (loss) attributable to noncontrolling interests	$25,252	$(21,792)	$20,345

(1)
Lennar Homebuilding costs and expenses include $7.5 million, $15.6 million and $38.0 million, respectively, of inventory valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2013, 2012 and 2011.

(2)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $12.1 million and $8.9 million, respectively, of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the years ended November 30, 2012 and 2011. In addition, for the year ended November 30, 2011, it includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction where there was also a pre-tax gain as disclosed below.

(3)
Lennar Homebuilding other income, net includes $15.4 million of valuation adjustments to investments in Lennar Homebuilding unconsolidated entities and write-offs of notes receivables and other assets for the year ended November 30, 2011. In addition, for the year ended November 30, 2011, Lennar Homebuilding other income, net includes a pre-tax gain of $62.3 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity in a linked transaction where there was also a valuation adjustment as disclosed above.

(4)
Net earnings (loss) attributable to noncontrolling interests for the years ended November 30, 2013, 2012 and 2011 includes $6.2 million, ($14.4) million and $28.9 million, respectively, of net earnings (loss) related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Class A common stock:
Beginning balance	$17,240	16,910	16,701
Conversion of convertible senior notes to Class A common shares	1,000	—	—
Employee stock and director plans	243	330	209
Balance at November 30,	18,483	17,240	16,910
Class B common stock:
Beginning balance	3,298	3,298	3,297
Employee stock plans	—	—	1
Balance at November 30,	3,298	3,298	3,298
Additional paid-in capital:
Beginning balance	2,421,941	2,341,079	2,310,339
Conversion of 2.00% convertible senior notes due 2020 to shares of Class A common stock	293,106	—	—
Employee stock and director plans	17,423	29,006	11,075
Tax benefit from employee stock plans and vesting of restricted stock	17,162	22,544	—
Amortization of restricted stock and performance-based stock options	33,559	29,312	19,665
Equity adjustment related to purchase of noncontrolling interests	(61,945)	—	—
Balance at November 30,	2,721,246	2,421,941	2,341,079
Retained Earnings:
Beginning balance	1,605,131	956,401	894,108
Net earnings attributable to Lennar	479,674	679,124	92,199
Cash dividends - Class A common stock	(25,635)	(25,387)	(24,899)
Cash dividends - Class B common stock	(5,277)	(5,007)	(5,007)
Balance at November 30,	2,053,893	1,605,131	956,401
Treasury stock, at cost:
Beginning balance	(632,846)	(621,220)	(615,496)
Employee stock plans	4,827	(17,149)	(5,724)
Reissuance of treasury stock	—	5,523	—
Balance at November 30,	(628,019)	(632,846)	(621,220)
Total stockholders’ equity	4,168,901	3,414,764	2,696,468
Noncontrolling interests:
Beginning balance	586,444	607,057	585,434
Net earnings (loss) attributable to noncontrolling interests	25,252	(21,792)	20,345
Receipts related to noncontrolling interests	8,236	1,659	5,822
Payments related to noncontrolling interests	(201,655)	(480)	(7,137)
Non-cash consolidations	2,242	—	2,593
Equity adjustment related to purchase of noncontrolling interests	101,550	—	—
Non-cash purchase of noncontrolling interests	(63,500)	—	—
Balance at November 30,	458,569	586,444	607,057
Total equity	$4,627,470	4,001,208	3,303,525

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$504,926	657,332	112,544
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	30,349	28,081	21,500
Amortization of discount/premium on debt, net	23,497	21,450	20,641
Lennar Homebuilding equity in loss from unconsolidated entities	(23,803)	26,672	62,716
Gain on distribution of net assets from Lennar Homebuilding unconsolidated entities	—	—	(62,320)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	3,381	1,005	11,410
Rialto Investments equity in (earnings) loss from unconsolidated entities	(22,353)	(41,483)	7,914
Distributions of earnings from Rialto Investments unconsolidated entities	648	18,399	5,298
Lennar Multifamily equity in loss from unconsolidated entities	271	4	—
Share-based compensation expense	33,689	31,745	24,047
Tax benefit from share-based awards	17,162	22,544	—
Excess tax benefits from share-based awards	(10,148)	(10,814)	—
Deferred income tax (benefit) expense	151,619	(467,561)	—
Gain on retirement of Lennar Homebuilding debt	(1,000)	(988)	—
Gain on sale of operating property and equipment	(14,432)	—	—
Loss on retirement of Lennar Homebuilding senior notes	—	6,510	—
Unrealized and realized gains on Rialto Investments real estate owned, net	(48,358)	(19,771)	(84,972)
Unrealized gain on Rialto Investments bargain purchase acquisition	(8,532)	—	—
Gain on sale of Rialto Investments commercial mortgage-backed securities	—	—	(4,743)
Impairments of Rialto Investments loans receivable and REO	32,229	37,248	21,972
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	8,435	16,647	53,330
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(6,430)	3,841	4,496
(Increase) decrease in receivables	(62,708)	17,370	(132,258)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,627,136)	(563,051)	(38,903)
Decrease (increase) in other assets	4,279	(35,041)	(113,522)
Increase in Rialto Investments loans held-for-sale	(44,000)	—	—
Decrease (increase) in Lennar Financial Services loans-held-for-sale	86,130	(202,916)	(61,444)
Increase (decrease) in accounts payable and other liabilities	164,571	28,129	(106,841)
Net cash used in operating activities	(807,714)	(424,648)	(259,135)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	$(21,527)	—	—
Net additions of operating properties and equipment	(8,126)	(2,822)	(9,936)
Proceeds from the sale of operating properties and equipment	140,564	—	—
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(57,067)	(72,611)	(98,470)
Distributions of capital from Lennar Homebuilding unconsolidated entities	158,076	34,030	31,094
Investments in and contributions to Rialto Investments unconsolidated entities	(66,953)	(43,555)	(64,360)
Investments in and contributions to Lennar Multifamily unconsolidated entities	(22,748)	—	—
Distributions of capital from Rialto Investments unconsolidated entities	42,556	83,368	14,063
Distributions of capital from Lennar Multifamily unconsolidated entities	38,857	10,626	—
Decrease (increase) in Rialto Investments defeasance cash to retire notes payable	223,813	(4,427)	(118,077)
Receipts of principal payments on Rialto Investments loans receivable	66,788	81,648	74,888
Proceeds from sales of Rialto Investments real estate owned	239,215	183,883	91,034
Rialto Investments acquisition, net of cash acquired	(5,623)	—	—
Improvements to Rialto Investments real estate owned	(9,407)	(13,945)	(20,623)
Purchases of loans receivables	(5,450)	—	—
Purchases of Lennar Homebuilding investments available-for-sale	(28,708)	(11,403)	—
Proceeds from sales of Lennar Homebuilding investments available-for-sale	5,906	14,486	—
Proceeds from sale of investments in commercial mortgage-backed securities	—	—	11,127
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(730)	2,919	(234)
Purchases of Lennar Financial Services investment securities	(30,333)	(51,138)	(53,598)
Proceeds from maturities of Lennar Financial Services investments securities	30,146	34,232	6,938
Net cash provided by (used in) investing activities	689,249	245,291	(136,154)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Years Ended November 30, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Cash flows from financing activities:
Net (repayments) borrowings under Lennar Financial Services debt	$(83,828)	47,860	138,456
Net borrowings under Rialto Investments warehouse repurchase facilities	76,017	—	—
Proceeds from senior notes	500,000	750,000	—
Proceeds from convertible senior notes	—	50,000	350,000
Debt issuance costs of senior notes and convertible senior notes	(12,935)	(9,118)	(7,438)
Redemption of senior notes	(63,751)	—	(113,242)
Partial redemption of senior notes	—	(210,862)	—
Principal repayments on Rialto Investments notes payable	(471,255)	(191,221)	—
Proceeds from Rialto Investments senior notes	250,000	—	—
Proceeds from other borrowings	92,596	41,500	4,287
Principal payments on other borrowings	(287,359)	(97,891)	(136,147)
Exercise of land option contracts from an unconsolidated land investment venture	(28,869)	(50,396)	(40,964)
Receipts related to noncontrolling interests	8,236	1,659	5,822
Payments related to noncontrolling interests	(201,655)	(480)	(7,137)
Excess tax benefits from share-based awards	10,148	10,814	—
Common stock:
Issuances	34,114	32,174	6,751
Repurchases	(12,320)	(17,149)	(5,724)
Dividends	(30,912)	(30,394)	(29,906)
Net cash (used in) provided by financing activities	(221,773)	326,496	164,758
Net (decrease) increase in cash and cash equivalents	(340,238)	147,139	(230,531)
Cash and cash equivalents at beginning of year	1,310,743	1,163,604	1,394,135
Cash and cash equivalents at end of year	$970,505	1,310,743	1,163,604
Summary of cash and cash equivalents:
Lennar Homebuilding	$695,424	1,146,302	1,024,212
Lennar Financial Services	73,066	58,566	55,454
Rialto Investments	201,496	105,310	83,938
Lennar Multifamily	519	565	—
	$970,505	1,310,743	1,163,604
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$112,694	108,879	99,904
Cash paid for income taxes, net	$11,433	26,687	12,020
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$227,243	720	17,966
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$—	—	126,444
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	103,114	—
Non-cash reclass from inventories to operating properties and equipment	$—	—	126,525
Non-cash purchases of investments available-for-sale	$—	12,520	—
Purchases of inventories, land under development and other assets financed by sellers	$167,134	89,063	67,809
Non-cash reduction of equity due to purchase of noncontrolling interest	$101,550	—	—
Non-cash purchase of noncontrolling interests	$63,500	—	—
Non-cash contributions to Lennar Multifamily unconsolidated entities	$59,555	13,674	—
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$70,237	183,911	467,662
Real estate owned acquired in bargain purchase acquisition	$31,818	—	—
Net liabilities assumed in bargain purchase acquisition	$6,200	—	—
Notes payable and other liabilities assumed from loans receivable deficiency settlements	$—	—	16,152
Reductions in loans receivable from deficiency settlements	$619	3,068	5,274
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$—	—	2
Inventories	$—	—	52,850
Investments in Lennar Homebuilding unconsolidated entities	$—	—	(28,573)
Other assets	$—	—	2,443
Debts payable	$—	—	(14,702)
Other liabilities	$—	—	(9,427)
Noncontrolling interests	$—	—	(2,593)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured. See Lennar Financial Services, Rialto and Lennar Multifamily within this Note for disclosure of other revenue recognition policies related to those segments.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $31.9 million, $33.0 million and $41.2 million, respectively, for the years ended November 30, 2013, 2012 and 2011.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2013 and 2012 included $172.3 million and $193.0 million, respectively, of cash held in escrow for approximately three days.
Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.
Inventories

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 535 and 457 active communities, excluding unconsolidated entities, as of November 30, 2013 and 2012, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For the year ended November 30, 2013, the Company reviewed its communities for potential indicators of impairments and identified 35 homebuilding communities with 1,515 homesites and a corresponding carrying value of $130.5 million as having potential indicators of impairment. Of those communities identified, the Company recorded valuation adjustments of $4.5 million on 99 homesites in 3 communities with corresponding carrying value of $16.5 million.The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities (primarily one community) for which the Company recorded valuation adjustments during the year ended November 30, 2013:

Unobservable inputs	Range
Average selling price	$163,000	-	$279,000
Absorption rate per quarter (homes)	2	-	34
Discount rate	20%
The Company also has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties and unconsolidated entities until it has determined whether to exercise its option. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land.The Company’s option contracts are recorded at cost. In determining whether to walk away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the deposit amount and any related pre-acquisition costs associated with the option contract.
See Note 2 for details of inventory valuation adjustments and write-offs of option deposits and pre-acquisition costs by reportable segment and Homebuilding Other.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
At November 30, 2013 and 2012, the Lennar Homebuilding segment had available-for-sale securities totaling $40.0 million and $19.6 million, respectively, included in Lennar Homebuilding other assets, which consist primarily of investments in community development district bonds that mature at various dates between 2022 and 2042. Certain of these bonds are in default by the borrower, which may allow the Company to foreclose on the underlying real estate collateral. At November 30, 2013 and 2012, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $62.3 million and $63.9 million, respectively. The Lennar Financial Services held-to-maturity securities consist mainly of corporate bonds, certificates of deposit and U.S. treasury securities that mature at various dates within a year. In addition, at November 30, 2013 and 2012, the Rialto segment had investment securities classified as held-to-maturity totaling $16.1 million and $15.0 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities (“CMBS”). At both November 30, 2013 and 2012, the Company had no investment securities classified as trading.
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
The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment. The Company evaluated the carrying value of the Lennar Financial Services segment’s goodwill in the fourth quarter of 2013. The Company estimated the fair value of its title operations based on the income approach and concluded that a goodwill impairment was not required for 2013. As of both November 30, 2013 and 2012, there were no significant identifiable intangible assets, other than goodwill.
At both November 30, 2013 and 2012, accumulated goodwill impairments totaled $217.4 million, which includes $27.2 million and $190.2 million of previous Lennar Financial Services and Lennar Homebuilding goodwill impairment, respectively. At both November 30, 2013 and 2012, goodwill was $34.0 million, all of which relates to the Lennar Financial Services segment and is included in the assets of that segment.
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
During the years ended November 30, 2013, 2012 and 2011, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $261.5 million, $222.0 million and $201.4 million, respectively; interest capitalized into inventories was $167.6 million, $127.7 million and $110.8 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Interest expense in cost of homes sold	$117,781	85,125	70,705
Interest expense in cost of land sold	2,562	1,907	1,615
Other interest expense	93,913	94,353	90,650
Total interest expense	$214,256	181,385	162,970
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
During the years ended November 30, 2013 and 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion in 2012 was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that the Company operates. Such evidence was supported by the Company experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog and deliveries compared with the prior year. The Company has restructured its corporate and field operations, significantly reducing its cost structure and permitting the Company to generate profits at a lower level of activity. Economic data had also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery. Lastly, the Company projects to use the majority of its net operating losses in the allowable carryforward periods, and have no history of net operating losses expiring unutilized.
The Company is required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for its deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence in 2012 was that the Company was is in a cumulative four-year loss position. However, in 2013, additional positive evidence included actual and forecasted profitability, as well as, the Company generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during 2013.
Based on the analysis of positive and negative evidence, the Company believes that there is enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize its deferred tax assets, and reversed the majority of the valuation allowance established against its deferred tax assets during the years ended November 30, 2012 and 2013. See Note 10 for additional information details.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in trends and historical data as information becomes available. Warranty reserves are included in Lennar Homebuilding other liabilities in the consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	November 30,
(In thousands)	2013	2012
Warranty reserve, beginning of period	$84,188	88,120
Warranties issued during the period	50,695	35,912
Adjustments to pre-existing warranties from changes in estimates (1)	19,687	6,004
Payments	(51,990)	(45,848)
Warranty reserve, end of period	$102,580	84,188
(1) The adjustments to pre-existing warranties from changes in estimates during the year ended November 30, 2013 primarily related to specific claims received in certain of our homebuilding communities.
Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2013 and 2012 was $108.7 million and $116.5 million, respectively, of which $74.5 million and $76.1 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risks is not significant.
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
Lennar Financial Services
Title premiums on policies issued directly by the Company are recognized as revenue on the effective date of the title policies and escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Revenues from title policies issued by independent agents are recognized as revenue when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. Expected gains and losses from the sale of loans and their related servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.
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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale and Financial Services other assets as of November 30, 2013 and 2012. Fair

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2013 and 2012, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $414.2 million and $502.3 million, respectively, and an aggregate outstanding principal balance of $399.0 million and $479.1 million, respectively, at November 30, 2013 and 2012.
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

	November 30,
(In thousands)	2013	2012
Loan origination liabilities, beginning of year	$7,250	6,050
Provision for losses during the year	1,828	1,062
Adjustments to pre-existing provisions for losses from changes in estimates	599	667
Payments/settlements	(366)	(529)
Loan origination liabilities, end of year	$9,311	7,250
Adjustments to pre-existing provision for losses from changes in estimates for the years ended November 30, 2013 and 2012 include an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded due to an increase in potential issues identified by certain investors.
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans was as follows:

	November 30,
(In thousands)	2013	2012
Impaired loans unpaid principal balance	$7,897	7,327
Valuation allowance	(3,891)	(4,420)
Investment in impaired loans	$4,006	2,907
The average recorded investment in impaired loans totaled approximately $3.5 million and $3.3 million, respectively, for the years ended November 30, 2013 and 2012.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Rialto Investments
Management Fees Revenue
The Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to the Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of drawn commitments less the portion of such drawn commitments utilized to acquire investments that have been sold (in whole or in part) or liquidated (except to the extent such drawn commitments are subsequently reinvested in other investments) or completely written off. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized at the end of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. The Company believes the way it records Rialto management fees revenue is a significant accounting policy because it represents a significant portion of the Rialto segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Loans Receivable – Revenue Recognition
All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were accounted under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence regarding each of the loans, the underlying properties and the borrowers. The Company determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans- Revenue Recognition & Impairment
At November 30, 2013 and 2012, there were loans receivable with a carrying value of $8.3 million and $40.3 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.
Real Estate Owned
Real estate owned (“REO”) represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the year ended November 30, 2013, the capitalization rates used to estimate fair value ranged from 6% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its cost basis or current fair value, less estimated costs to sell if classified as held-for-sale, or at the lower of its cost basis or current fair value if classified as held-and-used. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto other income (expense), net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development, including improvements of the asset, may be capitalized.
Rialto Mortgage Finance
Loans held-for-sale and Derivative Instruments – The originated mortgage loans are classified as loans held-for-sale on the consolidated balance sheets and are recorded at fair value. The Company elected the fair value option for Rialto Mortgage Finance's ("RMF's") loans held-for-sale in accordance with ASC Topic 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded within Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales.
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
In accordance with ASC 810-10-65-2, the Company determined that it had an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

•
Rialto/Lennar owns 40% of the equity of the LLCs and has the power to direct the activities of the LLCs that most significantly impact their economic performance through loan resolutions and the sale of REO.

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Multifamily
Management Fees Revenue
The Lennar Multifamily segment provides management services with respect to the development, construction and management of rental projects in joint ventures in which the Company has investments. As a result, the Lennar Multifamily Segment earns and receives fees, which are based upon a stated percentage of development and construction costs. These fees are included in Multifamily revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured.
New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for the Company’s quarter ended February 28, 2013. The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements to the face of the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 was effective for the Company’s fiscal year beginning December 1, 2012. The adoption of ASU 2011-08 did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for the Company's fiscal year beginning December 1, 2013 and subsequent interim periods. The adoption of this guidance, which is related to disclosure only, is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss ("NOL"), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2013 presentation. These reclassifications had no impact on the Company’s results of operations. As a result of the Company's change in reportable segments to include Lennar Multifamily, the Company revised the presentation of certain prior year amounts in the consolidated financial statements to conform with the 2013 presentation (see Note 2).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Operating and Reporting Segments
The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding West

(4)	Homebuilding Southeast Florida

(5)	Homebuilding Houston

(6)	Financial Services

(7)	Rialto Investments

(8)	Lennar Multifamily
The Company's Lennar Multifamily operations has been separated into its own reportable segment as those operations have continued to expand in 2013 and although not significant the chief operating decision maker assesses the performance of Lennar Multifamily and how resources are allocated to it, separately from the Company's homebuilding other operations. Information about homebuilding activities in which the Company’s homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment.
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
Operations of the Rialto segment include raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, gains from securitization transactions and interest income from the new RMF business, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Lennar Multifamily segment include revenues generated from the sales of land and management fees generated from joint ventures less the cost of sales of land, equity in loss from unconsolidated entities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2013	2012
Assets:
Homebuilding East	$1,890,138	1,565,439
Homebuilding Central	963,815	729,300
Homebuilding West	3,108,395	2,396,515
Homebuilding Southeast Florida	757,125	603,360
Homebuilding Houston	307,864	273,605
Homebuilding Other	808,496	695,339
Rialto Investments (1)	1,479,313	1,647,360
Lennar Financial Services	796,710	912,995
Lennar Multifamily	147,089	29,122
Corporate and unallocated	1,014,302	1,509,171
Total assets	$11,273,247	10,362,206
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$19,569	18,114
Homebuilding Central	56,136	60,007
Homebuilding West	600,622	449,884
Homebuilding Southeast Florida	36,595	28,228
Homebuilding Houston	2,074	2,850
Homebuilding Other	1,953	3,151
Total Lennar Homebuilding investments in unconsolidated entities	$716,949	562,234
Rialto Investments’ investments in unconsolidated entities	$154,573	108,140
Lennar Multifamily's investments in unconsolidated entities	$46,301	3,126
Financial Services goodwill	$34,046	34,046

(1)	Consists primarily of assets of consolidated VIEs (See Note 8).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues:
Homebuilding East	$1,842,162	1,299,980	1,020,812
Homebuilding Central	743,475	506,388	365,257
Homebuilding West	1,161,332	697,289	540,863
Homebuilding Southeast Florida	502,175	367,641	239,608
Homebuilding Houston	641,161	471,623	341,710
Homebuilding Other	464,642	238,311	166,874
Lennar Financial Services	427,342	384,618	255,518
Rialto Investments	138,060	138,856	164,743
Lennar Multifamily	14,746	426	—
Total revenues (1)	$5,935,095	4,105,132	3,095,385
Operating earnings (loss):
Homebuilding East	$251,117	113,997	80,350
Homebuilding Central (2)	55,203	24,827	(31,168)
Homebuilding West (3)	211,155	(14,027)	26,050
Homebuilding Southeast Florida (4)	106,889	71,057	27,428
Homebuilding Houston	80,819	46,275	17,180
Homebuilding Other	27,892	16,856	(10,335)
Lennar Financial Services	85,786	84,782	20,729
Rialto Investments	26,128	11,569	63,457
Lennar Multifamily	(16,988)	(5,884)	(461)
Total operating earnings	828,001	349,452	193,230
Corporate general and administrative expenses	146,060	127,338	95,256
Earnings before income taxes	$681,941	222,114	97,974

(1)
Total revenues are net of sales incentives of $373.1 million ($20,500 per home delivered) for the year ended November 30, 2013, $388.2 million ($28,300 per home delivered) for the year ended November 30, 2012 and $361.7 million ($33,700 per home delivered) for the year ended November 30, 2011.

(2)	For the year ended November 30, 2011, operating loss includes $8.4 million of additional expenses associated with remedying pre-existing liabilities of a previously acquired company.

(3)
For the year ended November 30, 2013, operating earnings includes a $14.4 million gain on the sale of an operating property and $19.8 million of our share of equity in earnings as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, operating earnings includes equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of the Company's Lennar Homebuilding unconsolidated entities, which includes $12.1 million of the Company's share of valuation adjustments primarily related to asset sales at Lennar Homebuilding unconsolidated entities. For the year ended November 30, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously performed by the Company for one of its Lennar Homebuilding unconsolidated entities (See Note 3).

(4)	For the year ended November 30, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$158	2,449	5,649
Central	58	331	13,685
West	254	5,229	7,784
Southeast Florida	3,951	3,640	5,621
Houston	—	130	520
Other	37	795	2,467
Total	4,458	12,574	35,726
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	596	133	101
Central	1	178	181
West	611	1	—
Southeast Florida	—	354	—
Houston	—	—	21
Other	14	—	153
Total	1,222	666	456
Write-offs of option deposits and pre-acquisition costs:
East	493	1,820	727
Central	296	181	785
West	881	232	172
Southeast Florida	188	—	—
Houston	—	—	95
Other	—	156	5
Total	1,858	2,389	1,784
Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	—	61	3
Central	—	—	371
West (1)	—	12,084	6,000
Other	—	—	2,495
Total	—	12,145	8,869
Valuation adjustments to investments of unconsolidated entities:
East (2)	36	18	8,412
Central	861	—	—
West	—	—	2,077
Total	897	18	10,489
Write-offs of other receivables and other assets:
East	—	1,000	—
Central	—	—	69
Other	—	—	4,806
Total	—	1,000	4,875
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$8,435	28,792	62,199

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2013	2012	2011
Lennar Homebuilding interest expense:
Homebuilding East	$65,123	60,026	52,327
Homebuilding Central	28,534	24,765	24,591
Homebuilding West	63,106	49,096	45,747
Homebuilding Southeast Florida	19,237	17,282	14,023
Homebuilding Houston	16,412	13,800	11,609
Homebuilding Other	21,844	16,416	14,673
Total Lennar Homebuilding interest expense	$214,256	181,385	162,970
Lennar Financial Services interest income, net	$5,154	3,697	2,830
Depreciation and amortization:
Homebuilding East	$8,955	6,039	6,458
Homebuilding Central	3,569	2,165	2,490
Homebuilding West	10,594	9,225	7,552
Homebuilding Southeast Florida	2,047	1,889	837
Homebuilding Houston	2,647	1,692	1,063
Homebuilding Other	4,213	3,228	2,714
Lennar Financial Services	2,755	2,863	2,903
Rialto Investments	5,588	6,998	2,707
Lennar Multifamily	484	—	—
Corporate and unallocated	23,056	23,294	14,441
Total depreciation and amortization	$63,908	57,393	41,165
Net additions (disposals) to operating properties and equipment:
Homebuilding East	$97	597	(259)
Homebuilding Central	201	114	39
Homebuilding West (1)	(128,058)	724	7,807
Homebuilding Southeast Florida	78	4	38
Homebuilding Houston	—	—	—
Homebuilding Other	561	193	353
Lennar Financial Services	3,648	960	1,772
Rialto Investments	4,052	—	174
Lennar Multifamily	92	12	—
Corporate and unallocated	401	218	12
Total net additions (disposals) to operating properties and equipment	$(118,928)	2,822	9,936
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities
Homebuilding East	$678	542	(518)
Homebuilding Central	(87)	(514)	(922)
Homebuilding West (2)	22,039	(25,415)	(57,215)
Homebuilding Southeast Florida	(152)	(961)	(1,152)
Homebuilding Houston	2,079	(35)	46
Homebuilding Other	(754)	(289)	(2,955)
Total Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$23,803	(26,672)	(62,716)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$22,353	41,483	(7,914)
Lennar Multifamily equity in loss from unconsolidated entities	$(271)	(4)	—

(1)	For the year ended November 30, 2013, net additions (disposals) to operating properties and equipment includes the sale of an operating property with a basis of $127.1 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
For the year ended November 30, 2013, equity in earnings from unconsolidated entities includes $19.8 million of the Company's share of equity in earnings as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of the Company's Lennar Homebuilding unconsolidated entities, which includes $12.1 million of the Company's share of valuation adjustments primarily related to asset sales at Lennar Homebuilding unconsolidated entities. For the year ended November 30, 2011, equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income, net for the year ended November 30, 2011.

3. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2013	2012
Accounts receivable	$32,677	36,482
Mortgage and notes receivable	14,550	12,616
Income tax receivables	7,432	7,479
	54,659	56,577
Allowance for doubtful accounts	(2,724)	(2,832)
	$51,935	53,745
At November 30, 2013 and 2012, Lennar Homebuilding accounts receivable relates primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$570,910	353,902	301,843
Costs and expenses	425,282	418,905	451,272
Other income	14,602	10,515	123,007
Net earnings (loss) of unconsolidated entities	$160,230	(54,488)	(26,422)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$23,803	(26,672)	(62,716)

(1)
For the year ended November 30, 2013, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, Lennar Homebuilding equity in loss includes a $12.1 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities. For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million included in Lennar Homebuilding other income, net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes $8.9 million of valuation adjustment related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$184,521	156,666
Inventories	2,904,795	2,792,064
Other assets	147,410	229,603
	$3,236,726	3,178,333
Liabilities and equity:
Accounts payable and other liabilities	$272,940	309,587
Debt	450,457	757,573
Equity	2,513,329	2,111,173
	$3,236,726	3,178,333
As of November 30, 2013 and 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $716.9 million and $562.2 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2013 and 2012 was $829.5 million and $678.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2013, 2012 and 2011, the Company received management fees and reimbursement of expenses from the Homebuilding unconsolidated entities totaling $18.8 million, $20.6 million and $33.8 million, respectively.
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
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2013, 2012 and 2011, $192.5 million, $130.3 million and $112.8 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013 and 2012, the portfolio of land (including land development costs) of $241.8 million and $264.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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
The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(In thousands)	2013	2012
Several recourse debt - repayment	$25,996	48,020
Joint and several recourse debt - repayment	15,000	18,695
The Company’s maximum recourse exposure	40,996	66,715
Less: joint and several reimbursement agreements with the Company’s partners	(13,500)	(16,826)
The Company’s net recourse exposure	$27,496	49,889
During the year ended November 30, 2013, the Company's maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $25.7 million, as a result of $5.9 million paid by the Company primarily through capital contributions to unconsolidated entities and $19.8 million primarily related to the joint ventures selling assets and other transactions.
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

	November 30,
(In thousands)	2013	2012
Assets	$1,656,065	1,843,163
Liabilities	$470,975	765,295
Equity	$1,185,090	1,077,868
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the remaining loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of November 30, 2013, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the year ended November 30, 2013, there were other loan paydowns relating to recourse debt of $6.1 million. During the year ended November 30, 2012, there were other loan paydowns of $5.7 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the years ended November 30, 2013 and 2012, there were no payments under completion guarantees. Payments made to, or on behalf of, the Company’s unconsolidated entities, including payment made under guarantees, are recorded primarily as capital contributions to the Company’s Lennar Homebuilding unconsolidated entities.
As of November 30, 2013, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars In thousands)	2013	2012
The Company’s net recourse exposure	$27,496	49,889
Reimbursement agreements from partners	13,500	16,826
The Company’s maximum recourse exposure	$40,996	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$61,008	114,900
Non-recourse land seller debt or other debt	20,454	26,340
Non-recourse debt with completion guarantees	245,821	456,188
Non-recourse debt without completion guarantees	82,178	93,430
Non-recourse debt to the Company	409,461	690,858
Total debt	$450,457	757,573
The Company’s maximum recourse exposure as a % of total JV debt	9%	9%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Lennar Homebuilding Operating Properties and Equipment

	November 30,
(In thousands)	2013	2012
Operating properties (1)	$205,707	333,577
Leasehold improvements	29,681	29,357
Furniture, fixtures and equipment	29,827	29,665
	265,215	392,599
Accumulated depreciation and amortization	(83,792)	(78,990)
	$181,423	313,609

(1)
Operating properties primarily include multi-level residential buildings that have been converted to rental operations. During the year ended November 30, 2013, the Company sold one of its operating properties with a basis of $127.1 million.

Operating properties and equipment are included in other assets in the consolidated balance sheets.

6. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2013	2012
5.50% senior notes due 2014	$249,640	249,294
5.60% senior notes due 2015	500,527	500,769
6.50% senior notes due 2016	249,886	249,851
12.25% senior notes due 2017	395,312	394,457
4.75% senior notes due 2017	399,250	400,000
6.95% senior notes due 2018	248,167	247,873
4.125% senior notes due 2018	274,995	—
2.00% convertible senior notes due 2020	—	276,500
2.75% convertible senior notes due 2020	416,041	401,787
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,012	350,000
5.95% senior notes due 2013	—	62,932
Mortgages notes on land and other debt	489,602	471,588
	$4,194,432	4,005,051
At November 30, 2013, the Company had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017 and a $200 million Letter of Credit Facility with a financial institution. During the year ended November 30, 2013, the Company increased the maximum aggregate commitment under the Credit Facility from $525 million to $950 million, of which $932 million is committed and $18 million is available through an accordion feature, subject to additional commitments which were obtained subsequent to November 30, 2013. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes.The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of November 30, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at November 30, 2013.
During the year ended November 30, 2013, the Company terminated $200 million of letter of credit and reimbursement agreements with certain financial institutions.
The Company’s performance letters of credit outstanding were $160.6 million and $107.5 million, respectively, at November 30, 2013 and 2012. The Company’s financial letters of credit outstanding were $212.8 million and $204.7 million, respectively, at November 30, 2013 and 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2013, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $679.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2013, there were approximately $445.4 million, or 66%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In November 2013, the holders of the entire principal amount of its 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) converted into shares of Class A common stock at rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,501 shares of Class A common stock, which is equivalent to a conversion price of approximately $27.64 per share of Class A common stock.
In February 2013, the Company issued $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes") at a price of 99.998% in a private placement. Proceeds from the offering, after payment of expenses, were $271.7 million. The Company used the net proceeds from the sale of the 4.125% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of the outstanding balance of the 5.95% Senior Notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. During 2013, the Company incurred additional interest with respect to the 4.125% Senior Notes because the registration statement relating to an offer to exchange 4.125% Senior Notes that had been registered under the Securities Act of 1933 for originally issued 4.125% Senior Notes was not filed by and did not become effective by, and the exchange offer was not consummated by, the dates specified in the Registration Rights Agreement related to such notes. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At November 30, 2013, the carrying amount of the 4.125% Senior Notes was $275.0 million.
In October 2012, the Company issued $350 million aggregate principal amount of 4.750% senior notes due 2022 (the "4.750% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $346.0 million. In February 2013, the Company issued an additional $175 million aggregate principal amount of its 4.750% senior notes due 2022 at a price of 98.073% in a private placement. Proceeds from the offering, after payment of expenses, were $172.2 million. In April 2013, the Company issued an additional $50 million aggregate principal amount of its 4.750% Senior Notes at a price of 98.250% in a private placement. Proceeds from the offering, after payment of expenses, were $49.4 million. The Company used the net proceeds of the sales of the 4.750% Senior Notes for working capital and general corporate purposes, which included the repayment or repurchase of its other outstanding senior notes. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. During 2013, the Company incurred additional interest with respect to the 4.750% Senior Notes because the registration statement relating to the notes did not become effective by, and the exchange offer was not consummated by, the dates specified in the Registration Rights Agreement related to such notes. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 4.750% Senior Notes was $571.0 million and $350.0 million, respectively.
In July and August 2012, the Company issued a combined $400 million aggregate principal amount of 4.75% senior notes due 2017 (the "4.75% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $395.9 million. The Company used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to its tender offer for its 5.95% senior notes due 2013 ("5.95% Senior Notes"). The Company used the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 4.75% Senior Notes was $399.3 million and $400.0 million, respectively.
In November 2011, the Company issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes"). In December 2011, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50.0 million aggregate principal amount to cover over-allotments. Proceeds from the offerings, after payment of expenses, were $342.6 million and $49.0 million, respectively. At both November 30, 2013 and 2012, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries.
In November 2010, the Company issued $446 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the year ended November 30, 2011, the shares were not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price did not exceed the conversion price. For the years ended November 30, 2013 and 2012, the Company's volume weighted average stock price was $37.06 and $28.12, respectively, which exceeded the conversion price, thus 8.2 million shares and 4.0 million shares, respectively, were included in the calculation of diluted earnings per share.
Holders of the 2.75% Convertible Senior Notes have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries.
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
Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. The Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2013 and 2012, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2013 and 2012, the carrying amount of the equity component included in stockholders’ equity was $30.0 million and $44.2 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $416.0 million and $401.8 million, respectively. During the years ended November 30, 2013 and 2012, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $26.5 million and $25.6 million, respectively.
In May 2010, the Company issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. The Company used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to its tender offer for its 5.125% senior notes due October 2010, its 5.95% senior notes due October 2011 and its 5.95% senior notes

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At November 30, 2013 and 2012, the carrying amount of the 6.95% Senior Notes was $248.2 million and $247.9 million, respectively.
In May 2010, the Company issued $276.5 million of 2.00% Convertible Senior Notes at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes were convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes were converted, which was equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares were included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes had the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company had the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes was due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes were unsecured and unsubordinated, but were guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries. The Company called the 2.00% Convertible Senior Notes for redemption on December 2, 2013, but prior to that date they were all converted into Class A common stock. A total of 10,004,501 shared were issued on conversion of the 2.00% Convertible Senior Notes. At November 30, 2013 and 2012, the carrying amount of the 2.00% Convertible Senior Notes was zero and $276.5 million, respectively.
In April 2009, the Company sold $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement and were subsequently exchanged for substantially identical 12.25% Senior Notes that had been registered under the Securities Act of 1933. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $386.7 million. The Company added the proceeds to its working capital to be used for general corporate purposes, which included the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 12.25% Senior Notes was $395.3 million and $394.5 million, respectively.
In April 2006, the Company sold $250 million of 6.50% senior notes due 2016 (the “6.50% Senior Notes due 2016”) at a price of 99.873%, in a private placement and were subsequently exchanged for identical 6.50% Senior Notes due 2016 that had been registered under the Securities Act of 1933. Proceeds from the offering of the 6.50% Senior Notes due 2016, after initial purchaser’s discount and expenses, were $248.9 million. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the 6.50% Senior Notes due 2016 is due semi-annually. The 6.50% Senior Notes due 2016 are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s 100% owned homebuilding subsidiaries. At November 30, 2013 and 2012, the carrying amount of the 6.50% Senior Notes due 2016 was $249.9 million and $249.9 million, respectively.
In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “5.60% Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The 5.60% Senior Notes were the same issue as the 5.60% Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the 5.60% Senior Notes is due semi-annually. The 5.60% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s 100% owned homebuilding subsidiaries are guaranteeing the 5.60% Senior Notes. The 5.60% Senior Notes were subsequently exchanged for identical 5.60% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2013 and 2012, the carrying amount of the 5.60% Senior Notes was $500.5 million and $500.8 million, respectively.
In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its credit facility at that time. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s 100% owned homebuilding subsidiaries are guaranteeing the 5.50% Senior Notes. At November 30, 2013 and 2012, the carrying value of the 5.50% Senior Notes was $249.6 million and $249.3 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 (the “5.95% Senior Notes”) at a price of 98.287%. Substantially all of the Company’s 100% owned homebuilding subsidiaries were guaranteeing the 5.95% Senior Notes. In March 2013, the Company retired the remaining $63.0 million of its 5.95% Senior Notes for 100% of their principal amount plus accrued and unpaid interest. During the year ended November 30, 2012, the Company repurchased $204.7 million aggregate principal amount of its 5.95% Senior Notes through a tender offer, resulting in a pre-tax loss of $6.5 million, included in Lennar Homebuilding other income, net. During the year ended November 30, 2010, the Company redeemed $82.3 million (including amount redeemed through the tender offer) of the 5.95% Senior Notes due 2013. At November 30, 2013 and 2012, the carrying amount of the 5.95% Senior Notes was zero and $62.9 million.
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
At November 30, 2013, the Company had mortgage notes on land and other debt due at various dates through 2028 bearing interest at rates up to 9.0% with an average interest rate of 3.7%. At November 30, 2013 and 2012, the carrying amount of the mortgage notes on land and other debt was $489.6 million and $471.6 million, respectively. During the years ended November 30, 2013 and 2012, the Company retired $285.4 million and $97.9 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2013 and thereafter are as follows:

(In thousands)	Debt Maturities (1)
2014	$394,537
2015	644,682
2016	417,134
2017	398,412
2018	650,780
Thereafter	1,688,887
(1) Some of the debt maturities included in these amounts relate to convertible senior notes that are putable to the Company at earlier dates than in this table, as described in the detail description of each of the convertible senior notes.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$73,066	58,566
Restricted cash	10,283	12,972
Receivables, net (1)	127,223	172,230
Loans held-for-sale (2)	414,231	502,318
Loans held-for-investment, net	26,356	23,982
Investments held-to-maturity	62,344	63,924
Goodwill	34,046	34,046
Other (3)	49,161	44,957
	$796,710	912,995
Liabilities:
Notes and other debts payable	$374,166	457,994
Other (4)	169,473	172,978
	$543,639	630,972

(1)	Receivables, net, primarily relate to loans sold to investors for which the Company had not yet been paid as of November 30, 2013 and 2012, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $7.3 million and $12.7 million, respectively, as of November 30, 2013 and 2012. In addition, other assets also include forward contracts carried at fair value of $1.4 million as of November 30, 2013.

(4)
Other liabilities include $74.5 million and $76.1 million, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $2.6 million as of November 30, 2012.

The financial services warehouse facilities were as follows:

Warehouse Repurchase Facilities (Dollars in thousands)	Maximum Aggregate Commitment	Additional Uncommitted Amount
364-day warehouse repurchase facility that matures February 2014	$100,000	100,000
364-day warehouse repurchase facility that matures November 2014	325,000	—
364-day warehouse repurchase facility that matures January 2015 (1)	300,000	—
Totals	$725,000	100,000
(1) Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $374.2 million and $458.0 million, respectively, at November 30, 2013 and 2012, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $452.5 million and $509.1 million, respectively, at November 30, 2013 and 2012. The combined effective interest rate on the facilities at November 30, 2013 was 2.5%. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Rialto Investment Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$201,496	105,310
Restricted cash	2,593	—
Defeasance cash to retire notes payable	—	223,813
Receivables, net (1)	111,833	—
Loans receivable, net	278,392	436,535
Loans held-for-sale (2)	44,228	—
Real estate owned - held-for-sale	197,851	134,161
Real estate owned - held-and-used, net	428,989	601,022
Investments in unconsolidated entities	154,573	108,140
Investments held-to-maturity	16,070	15,012
Other (3)	43,288	23,367
	$1,479,313	1,647,360
Liabilities:
Notes payable and other debts payable (4)	$441,883	574,480
Other (5)	55,125	26,122
	$497,008	600,602

(1)	Receivables, net primarily relate to loans sold but not settled as of November 30, 2013.

(2)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(3)	Other assets include credit default swaps carried at fair value of $0.8 million as of November 30, 2013.

(4)
As of November 30, 2013, notes payable and other debts payable includes $76.0 million related to the RMF warehouse repurchase financing agreements and also includes $250 million related to 7.00% Senior Notes due 2018 ("7.00% Senior Notes"). As of November 30, 2012, notes and other debts payable include $470.0 million of notes payable related to the FDIC portfolios.

(5)	Other liabilities include credit default swaps carried at fair value of $0.3 million as of November 30, 2013.
Rialto’s operating earnings were as follows for the periods indicated:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$138,060	138,856	164,743
Costs and expenses	151,072	138,990	132,583
Rialto Investments equity in earnings (loss) from unconsolidated entities	22,353	41,483	(7,914)
Rialto Investments other income (expense), net	16,787	(29,780)	39,211
Operating earnings (1)	$26,128	11,569	63,457

(1)
Operating earnings for the years ended November 30, 2013, 2012 and 2011 includes $6.2 million, ($14.4) million and $28.9 million, respectively, of net earnings (loss) attributable to noncontrolling interests.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Realized gains on REO sales, net	$48,785	21,649	6,035
Unrealized gains (losses) on transfer of loans receivable to REO and impairments, net	(16,517)	(11,160)	70,779
Gain on bargain purchase acquisition	8,532	—	—
REO expenses	(44,282)	(56,745)	(49,531)
Rental income	20,269	16,476	7,185
Gain on sale of investment securities	—	—	4,743
Rialto Investments other income (expense), net	$16,787	(29,780)	39,211
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which were non-recourse to the Company and the LLCs. In accordance with GAAP, interest was not imputed because the notes were with, and guaranteed by, a governmental agency. The notes were secured by the loans held by the LLCs. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2013, the notes payable had been fully paid and the remaining cash collected on the loans and REO properties, net of expenses and other items was being shared 60% / 40% with the FDIC. As of November 30, 2012, the notes payable balance was $470.0 million, however, $223.8 million of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account were used to retire the notes payable upon their maturity. During the years ended November 30, 2013 and 2012, the LLCs retired $470.0 million and $156.9 million, respectively, principal amount of the notes payable under the agreement with the FDIC through the defeasance account. During the year ended November 30, 2013, $46.7 million was distributed by the LLCs, of which, $28.4 million was paid to the FDIC and $18.3 million was paid to Rialto, the parent company.
The LLCs meet the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million principal amount was retired in 2012. As of both November 30, 2013 and 2012, there was $90.9 million outstanding.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the loans receivable, net by aggregate collateral type:

	November 30,
(In thousands)	2013	2012
Land	$166,950	216,095
Single family homes	59,647	93,207
Commercial properties	38,060	96,226
Multifamily homes	—	12,776
Other	13,735	18,231
Loans receivable, net	$278,392	436,535
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
The Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its FDIC Portfolios and Bank Portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows will generally result in an impairment charge recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses.
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

	November 30,
(In thousands)	2013	2012
Outstanding principal balance	$586,901	812,187
Carrying value	$270,075	396,200
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the years ended November 30, 2013 and 2012 was as follows:

	November 30,
(In thousands)	2013	2012
Accretable yield, beginning of year	$112,899	209,480
Additions	70,077	65,151
Deletions	(60,582)	(88,333)
Accretions	(49,250)	(73,399)
Accretable yield, end of year	$73,144	112,899
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table represents nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
November 30, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$6,791	249	2,304	2,553
Single family homes	15,125	519	4,119	4,638
Commercial properties	3,400	498	628	1,126
Loans receivable, net	$25,316	1,266	7,051	8,317
November 30, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$23,163	4,983	2,844	7,827
Single family homes	18,966	8,311	2,244	10,555
Commercial properties	35,996	1,006	20,947	21,953
Loans receivable, net	$78,125	14,300	26,035	40,335
The average recorded investment in impaired loans totaled approximately $24 million and $57 million, respectively, for the years ended November 30, 2013 and 2012.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and/or the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of November 30, 2013, the Company's allowance rollforward related to accrual loans was as follows:

	November 30,
(In thousands)	2013	2012
Allowance on accrual loans, beginning of year	$12,178	—
Provision for loan losses	14,241	18,650
Charge-offs	(7,467)	(6,472)
Allowance on accrual loans, end of year	$18,952	12,178
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of November 30, 2013, the Company's allowance rollforward related to nonaccrual loans was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30,
(In thousands)	2013	2012
Allowance on nonaccrual loans, beginning of year	$3,722	801
Provision for loan losses	1,898	9,316
Charge-offs	(4,407)	(6,395)
Allowance nonaccrual loans, end of year	$1,213	3,722

Accrual and nonaccrual loans receivable, net by risk categories were as follows:
November 30, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$164,397	2,553	166,950
Single family homes	55,009	4,638	59,647
Commercial properties	36,934	1,126	38,060
Other	13,735	—	13,735
Loans receivable, net	$270,075	8,317	278,392
November 30, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$208,268	7,827	216,095
Single family homes	82,652	10,555	93,207
Commercial properties	74,273	21,953	96,226
Multifamily homes	12,776	—	12,776
Other	18,231	—	18,231
Loans receivable, net	$396,200	40,335	436,535
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the activity in REO for the years ended November 30, 2013 and 2012:

	November 30,
(In thousands)	2013	2012
REO - held-for-sale, beginning of year	$134,161	143,677
Additions	15,985	9,987
Improvements	5,791	9,605
Sales	(190,430)	(161,253)
Impairments	(5,573)	(2,579)
Transfers to/from held-and-used, net (1)	247,397	146,059
Transfers to Lennar Homebuilding	(9,480)	(11,335)
REO - held-for-sale, end of year	$197,851	134,161

	November 30,
(In thousands)	2013	2012
REO - held-and-used, net, beginning of year	$601,022	582,111
Additions	86,262	175,114
Improvements	3,616	4,340
Sales	—	(981)
Impairments	(10,517)	(6,703)
Depreciation	(3,997)	(6,800)
Transfers to/from held-for-sale (1)	(247,397)	(146,059)
REO - held-and-used, net, end of year	$428,989	601,022

(1)
During the years ended November 30, 2013 and 2012, the Rialto segment transferred certain properties to/from REO held-and-used, net to/from REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets.

For the years ended November 30, 2013, 2012 and 2011, the Company recorded $48.8 million, $21.6 million and $6.0 million, respectively, of net gains from sales of REO. For the years ended November 30, 2013, 2012 and 2011, the Company recorded ($0.4) million, ($1.9) million, and $78.9 million, respectively, of net gains (losses) from acquisitions of REO through foreclosure. In addition, in November 2013 the segment recorded an $8.5 million provisional gain related to a bargain purchase acquisition which included cash and a loan receivable as consideration. These gains (losses) are recorded in Rialto other income (expense), net.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts ranging between $2 million and $75 million, which are secured by income producing properties. As of November 30, 2013, RMF has originated loans with a total principal balance of $690.3 million. As of November 30, 2013, RMF sold $537.0 million of these originated loans into three separate securitizations. An additional $109.3 million of these originated loans were sold into a securitization trust but not settled as of November 30, 2013 and thus were included as receivables, net. As of November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes, of which $76.0 million was outstanding.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that were advanced to RMF to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At November 30, 2013, the carrying amount of the 7.00% Senior Notes was $250 million. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at November 30, 2013.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the years ended November 30, 2013, 2012 and 2011. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at November 30, 2013 and 2012 was $16.1 million and $15.0 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
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
Another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides loan servicing support for all of Rialto's owned and managed portfolios and asset management services for Rialto's small balance loan program. As of November 30, 2013 and 2012, the carrying value of the Company’s investment in the Service Provider was $8.3 million and $8.4 million, respectively.
In November 2010, the Rialto segment completed its first closing of Fund I with initial equity commitments of approximately $300 million (including $75 million committed and contributed by the Company). Fund I’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters.
As of November 30, 2013, the equity commitments of Fund I were $700 million (including the $75 million committed and contributed by the Company). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the year ended November 30, 2013, the Company received distributions from Fund I of $42.6 million. During the year ended November 30, 2012, the Company contributed $41.7 million to Fund I of which $13.9 million was distributed back to the Company as a return of capital contributions due to a securitization within Fund I. As of November 30, 2013 and 2012, the carrying value of the Company’s investment in Fund I was $75.7 million and $98.9 million, respectively. During the years ended November 30, 2012 and 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2013 and 2012, the Company’s share of earnings from Fund I was $19.4 million and $21.0 million, respectively.
In December 2012, the Rialto segment completed the first closing of the Rialto Real Estate Fund II, LP (“Fund II”) which included $100 million by the Company. Fund II’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters. As of November 30, 2013, the equity commitments of Fund II were $1.1 billion, including the $100 million by the Company. During the year ended November 30, 2013, $511.4 million of the $1.1 billion in equity commitments was called, of which, the Company contributed its portion of $50.6 million. As of November 30, 2013, the carrying value of the Company's investment in Fund II was $53.1 million. For the year ended November 30, 2013, the Company’s share of earnings from Fund II was $2.5 million. Subsequent to November 30, 2013, Fund II was closed to additional commitments, with equity commitments totaling $1.3 billion.
In 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Rialto Mezzanine Partners Fund (the “Mezzanine Fund”) with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of November 30, 2013, the Mezzanine Fund had total equity commitments of $82 million, including $25 million committed by the Company. As of November 30, 2013, capital invested in the Mezzanine Fund was $53.5 million, including $16.4 million invested by the Company. For the year ended November 30, 2013, the Company's share of earnings was $0.4 million.
Fund I, Fund II and the Mezzanine Fund are unconsolidated entities and are accounted for under the equity method of accounting. They were determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I, Fund II and the Mezzanine Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statement of operations, the Company’s share of which will be recorded in the Rialto equity in earnings (loss) from

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconsolidated entities financial statement line item. The Company determined that Fund I, Fund II and the Mezzanine Fund are not a variable interest entities but rather voting interest entities due to the following factors:

•	The Company determined that Rialto’s general partner interest and all the limited partners’ interests qualify as equity investment at risk.

•
Based on the capital structure of Fund I, Fund II and the Mezzanine Fund (100% capitalized via equity contributions), the Company was able to conclude that the equity investment at risk was sufficient to allow Fund I, Fund II and the Mezzanine Fund to finance its activities without additional subordinated financial support.

•
The general partner and the limited partners in Fund I, Fund II and the Mezzanine Fund, collectively, have full decision-making ability as they collectively have the power to direct the activities of Fund I, Fund II and the Mezzanine Fund, since Rialto, in addition to being a general partner with a substantive equity investment in Fund I, Fund II and the Mezzanine Fund, also provides services to Fund I, Fund II and the Mezzanine Fund under a management agreement and an investment agreement, which are not separable from Rialto’s general partnership interest.

•
As a result of all these factors, the Company has concluded that the power to direct the activities of Fund I, Fund II and the Mezzanine Fund reside in its general partnership interest and thus with the holders of the equity investment at risk.

•
In addition, there are no guaranteed returns provided to the equity investors and the equity contributions are fully subjected to Fund I, Fund II and the Mezzanine Fund's operational results, thus the equity investors absorb the expected negative and positive variability relative to Fund I, Fund II and the Mezzanine Fund.

•
Finally, substantially all of the activities of Fund I, Fund II and the Mezzanine Fund are not conducted on behalf of any individual investor or related group that has disproportionately few voting rights (i.e., on behalf of any individual limited partner).

Having concluded that Fund I, Fund II and the Mezzanine Fund are voting interest entities, the Company has evaluated the funds under the voting interest entity model to determine whether, as general partner, it has control over Fund I, Fund II and the Mezzanine Fund. The Company determined that it does not control Fund I, Fund II and the Mezzanine Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control Fund I, Fund II and the Mezzanine Fund under the voting interest entity model, Fund I, Fund II and the Mezzanine Fund are not consolidated in the Company’s financial statements.
In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment was a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor received management fees for sub-advisory services. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including the Company. As the Company’s role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2012, the Company contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. The Company also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto segment revenues. As of November 30, 2012, the carrying value of the Company’s investment in the AB PPIP fund was $0.2 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$332,968	299,172
Loans receivable, net	523,249	361,286
Real estate owned	285,565	161,964
Investments in real estate partnerships	149,350	72,903
Investment securities	381,555	182,399
Other assets	191,624	199,839
	$1,864,311	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$108,514	155,928
Notes payable	398,445	120,431
Partner loans	163,940	163,516
Equity	1,193,412	837,688
	$1,864,311	1,277,563
Statements of Operations

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$251,533	414,027	470,282
Costs and expenses	252,563	243,483	183,326
Other income (expense), net (1)	187,446	713,710	(614,014)
Net earnings (loss) of unconsolidated entities	$186,416	884,254	(327,058)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$22,353	41,483	(7,914)

(1)
Other income (expense) net for the year ended November 30, 2013 includes Fund I and Fund II's realized and unrealized gains on investments as well as other income from REO. Other income (expense), net for the years ended November 30, 2012 and 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, all of which the Company's portion was a small percentage. For the year ended November 30, 2012, other income (expense), net, also includes realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, of which the Company's portion was a small percentage.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Lennar Multifamily Segment
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$519	565
Land under development	88,260	25,323
Consolidated inventory not owned	10,500	—
Investment in unconsolidated entities	46,301	3,126
Other assets	1,509	108
	$147,089	29,122
Liabilities:
Accounts payable and other liabilities	$17,518	3,294
Notes payable	13,858	—
Liabilities related to consolidated inventory not owned	10,150	—
	$41,526	3,294
Lennar Multifamily's operating earnings were as follows for the periods indicated:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$14,746	426	—
Costs and expenses	31,463	6,306	461
Lennar Multifamily equity in loss from unconsolidated entities	(271)	(4)	—
Operating loss	$(16,988)	(5,884)	(461)
During 2012 and 2013, the Company became actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Lennar Multifamily segment's unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. All construction cost over-runs would be paid by the Company. As of November 30, 2013 and 2012, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees was $51.6 million and $2.2 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$5,800	674
Operating properties and equipment	236,528	20,647
Other assets	3,460	690
	$245,788	22,011
Liabilities and equity:
Accounts payable and other liabilities	$11,147	909
Notes payable	51,604	2,230
Equity	183,037	18,872
	$245,788	22,011
Statements of Operations

	Years Ended November 30,
(In thousands)	2013	2012	2011
Revenues	$—	—	—
Costs and expenses	1,493	29	—
Net loss of unconsolidated entities	$(1,493)	(29)	—
Lennar Multifamily equity in loss from unconsolidated entities	$(271)	(4)	—

10. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Current:
Federal	$(2,495)	(3,790)	(5,897)
State	(5,740)	(5,860)	20,467
	$(8,235)	(9,650)	14,570
Deferred:
Federal	$(207,588)	350,165	—
State	38,808	94,703	—
	(168,780)	444,868	—
	$(177,015)	435,218	14,570

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows:

	November 30,
(In thousands)	2013	2012
Deferred tax assets:
Inventory valuation adjustments	$68,170	82,710
Reserves and accruals	125,756	98,076
Net operating loss carryforwards	231,735	452,427
Capitalized expenses	71,739	66,545
Investments in unconsolidated entities	1,012	—
Other assets	29,017	27,570
Total deferred tax assets	527,429	727,328
Valuation allowance	(12,705)	(88,794)
Total deferred tax assets after valuation allowance	514,724	638,534
Deferred tax liabilities:
Capitalized expenses	75,921	66,422
Convertible debt basis difference	11,684	17,243
Rialto investments	16,268	28,262
Investments in unconsolidated entities	—	20,224
Other	34,052	38,822
Total deferred tax liabilities	137,925	170,973
Net deferred tax assets	$376,799	467,561
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
During the years ended November 30, 2013 and 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion in 2012 was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as 11 consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that the Company operates. In 2013, additional positive evidence included actual and forecasted profitability, as well as, the Company generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during 2013. See Note 1 for additional information related to the Company's analysis of the utilization of its deferred tax assets.
Accordingly, for the year ended November 30, 2013, the Company reversed $67.1 million of its valuation allowance primarily against its state deferred tax assets. This reversal was offset by a tax provision of $244.1 million, primarily related to pre-tax earnings during the year ended November 30, 2013, resulting in a $177.0 million provision for income taxes for the year ended November 30, 2013. As of November 30, 2013, the Company's remaining valuation allowance against its deferred tax assets was $12.7 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. A valuation allowance remains on some of the Company's state net operating loss carryforwards that are not more likely than not to be utilized at this time due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. In future periods, the remaining allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company's remaining deferred tax assets will be realized. The Company's deferred tax assets, net, were $376.8 million at November 30, 2013, of which $388.6 million were net deferred tax assets included in Lennar Homebuilding's other assets on the Company's consolidated balance sheets and $4.0 million were net deferred tax liabilities included in Lennar Financial Services segment's

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities on the Company consolidated balance sheets and $7.8 million were net deferred tax liabilities included in Rialto segment's notes payable and other liabilities on the Company's consolidated balance sheets.
During the year ended November 30, 2012, the Company reversed $491.5 million of its valuation allowance against its deferred tax assets. During the year ended November 30, 2012, the Company recorded a tax benefit of $435.2 million, primarily related to the reversal of the Company's valuation allowance. As of November 30, 2012, the Company's remaining valuation allowance against its deferred tax assets was $88.8 million. The Company's deferred tax assets, net, were $467.6 million at November 30, 2012.
At November 30, 2013 and 2012, the Company had federal tax effected NOL carryforwards totaling $88.1 million and $278.9 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. As of November 30, 2013, the Company needs to generate $251.8 million of pre-tax earnings in future periods to realize all of its federal NOL carryforwards and an additional $399.1 million of pre-tax earnings to utilize its net federal deferred tax assets related to deductible temporary tax differences. At November 30, 2013 and 2012, the Company had state tax effected NOL carryforwards totaling $143.6 million and $173.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. As of November 30, 2013, state tax effected NOL carryforwards totaling $2.7 million may expire over the next twelve months, if sufficient taxable income is not generated to utilize the NOLs. At November 30, 2013 and 2012, the Company had a valuation allowance of $10.6 million and $84.6 million, respectively, against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2013	2012	2011
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.16	3.79	3.11
Nondeductible compensation	—	0.40	2.86
Tax reserves and interest expense	0.56	5.00	0.08
Deferred tax asset valuation reversal	(10.22)	(212.55)	(49.22)
Tax credits	(0.45)	(0.10)	(9.44)
Net operating loss adjustment (1)	—	(8.32)	—
Other	(1.09)	(1.65)	(1.16)
Effective rate	26.96%	(178.43%)	(18.77%)
(1) During the year ended November 30, 2012, the Company recorded adjustments to its NOL carryforwards as a result of the conclusion of an IRS examination and additional state net operating losses generated from tax returns filed during the current year, resulting in a reduction to the Company's effective tax rate.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Gross unrecognized tax benefits, beginning of year	$12,297	36,739	46,044
Increases due to tax positions taken during current period	1,982	—	—
Increases due to settlements with taxing authorities	—	—	9,470
Decreases due to settlements with taxing authorities	(3,820)	(24,442)	(23,942)
Increases due to change in state tax laws	—	—	5,167
Gross unrecognized tax benefits, end of year	$10,459	12,297	36,739
At November 30, 2013 and 2012, the Company had $10.5 million and $12.3 million, respectively, of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2013, $6.8 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $1.5 million within twelve months as a result of settlements with various taxing authorities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended November 30, 2013, the Company’s gross unrecognized tax benefits decreased by $3.8 million as a result of state tax payments resulting from a previously settled IRS examination, which had no effect on the Company's effective tax rate, and increased by $2.0 million as a result of a state tax position taken during the year. The increase in gross unrecognized tax benefits related to the state tax position increased the Company's effective tax rate from 26.71% to 26.96%. As a result of the reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
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
At November 30, 2013 and 2012, the Company had $19.1 million and $20.5 million, respectively, accrued for interest and penalties, of which $3.8 million and $14.8 million, respectively, were recorded during the years ended November 30, 2013 and 2012. During the years ended November 30, 2013 and 2012, the accrual for interest and penalties was reduced by $5.2 million and $14.3 million, as a result of the payment of interest related to state tax payments resulting from a previously settled IRS examinations and various state issues.
The IRS is currently examining the Company’s federal income tax return for fiscal year 2012, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

11. Earnings Per Share
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2013	2012	2011
Numerator:
Net earnings attributable to Lennar	$479,674	679,124	92,199
Less: distributed earnings allocated to nonvested shares	458	531	380
Less: undistributed earnings allocated to nonvested shares	6,356	10,397	816
Numerator for basic earnings per share	472,860	668,196	91,003
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	11,302	11,330	3,485
Plus: undistributed earnings allocated to convertible shares	6,356	10,397	816
Less: undistributed earnings reallocated to convertible shares	5,506	9,050	815
Numerator for diluted earnings per share	$485,012	680,873	94,489
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	190,473	186,662	184,541
Effect of dilutive securities:
Shared based payments	254	984	558
Convertible senior notes	35,193	31,049	10,086
Denominator for diluted earnings per share - weighted average common shares outstanding	225,920	218,695	195,185
Basic earnings per share	$2.48	3.58	0.49
Diluted earnings per share	$2.15	3.11	0.48
For the year ended November 30, 2013 and 2012, there were no options to purchase shares of common stock that were outstanding and anti-dilutive. For the year ended November 30, 2011, there was 1.2 million of options to purchase shares of common stock in total of Class A and Class B common stock that were outstanding and anti-dilutive.

12. Comprehensive Income (Loss)
Comprehensive income attributable to Lennar represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2013, 2012 and 2011, comprehensive income attributable to Lennar was the same as net earnings attributable to Lennar. Comprehensive income (loss) attributable to noncontrolling interests for the years ended November 30, 2013, 2012 and 2011 was the same as the net earnings (loss) attributable to noncontrolling interests. There was no accumulated other comprehensive income at November 30, 2013 and 2012.

13. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2013 and 2012.
Common Stock
During the years ended November 30, 2013, 2012 and 2011, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2013, Stuart A. Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 44% voting power of the Company’s stock.
The Company has a stock repurchase program which permits the purchase up to 20 million shares of its outstanding common stock. During the years ended November 30, 2013, 2012 and 2011, there were no share repurchases of common stock

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the stock repurchase program. As of November 30, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During the year ended November 30, 2013, treasury stock decreased by 0.4 million shares of Class A common stock due to activity related to the Company’s equity compensation plan. During the year ended November 30, 2012, treasury stock increased by 0.2 million shares of Class A common stock due to activity related to the Company’s equity compensation plan.
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
401(k) Plan
Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2013, 2012 and 2011, this amount was $8.0 million, $6.2 million and $5.0 million, respectively.

14. Share-Based Payments
The Company has share-based awards outstanding under the 2007 Equity Incentive Plan, as amended, which provides for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. These awards are primarily issued in the form of new shares. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.
Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows. For the year ended November 30, 2013 there was $10.1 million of excess tax benefits from share based awards. For the year ended November 30, 2012 there was $10.8 million of excess tax benefits from share based awards and for the years ended November 30, 2011 there was an immaterial amount of excess tax benefits from share-based awards.
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2013	2012	2011
Stock options	$130	2,433	4,382
Nonvested shares	33,559	29,312	19,665
Total compensation expense for share-based awards	$33,689	31,745	24,047
Cash received from stock options exercised during the years ended November 30, 2013, 2012 and 2011 was $16.7 million, $26.5 million, and $6.2 million, respectively. The tax benefit related to stock options exercised during the years ended November 30, 2013, 2012, and 2011 were $12.0 million, $14.8 million and $0.8 million, respectively.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Dividends yield	0.4%	0.6%	0.9%
Volatility rate	35.3%	47%	46.7%
Risk-free interest rate	0.2%	0.2%	0.6%
Expected option life (years)	1.5	1.5	1.5
A summary of the Company’s stock option activity for the year ended November 30, 2013 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2012	1,280,072	$13.85
Grants	20,000	$38.94
Forfeited or expired	(24,000)	$13.54
Exercises	(1,223,572)	$13.63
Outstanding at November 30, 2013	52,500	$28.62	2.5 years	$1,252
Vested and expected to vest in the future at November 30, 2013	52,500	$28.62	2.5 years	$1,252
Exercisable at November 30, 2013	52,500	$28.62	2.5 years	$1,252
Available for grant at November 30, 2013	10,632,419
The weighted average fair value of options granted during the years ended November 30, 2013, 2012 and 2011 was $6.59, $5.72 and $4.01, respectively. The total intrinsic value of options exercised during the years ended November 30, 2013, 2012, and 2011 was $30.8 million, $38.1 million and $2.1 million, respectively.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2013, 2012 and 2011 was $35.04, $30.62 and $18.40, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2012	2,570,781	$24.18
Grants	1,207,898	$35.04
Vested	(1,289,349)	$21.88
Forfeited	(17,262)	$28.85
Nonvested restricted shares at November 30, 2013	2,472,068	$30.66
At November 30, 2013, there was $64.3 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which none relates to stock options and $64.3 million relates to nonvested period of 2.1 years. During the years ended November 30, 2013, 2012 and 2011, 1.3 million nonvested shares, 1.7 million nonvested shares and 1.4 million nonvested shares, respectively, vested. For the years ended November 30, 2013 and 2012, the Company recorded a tax benefit related to nonvested share activity of $6.9 million and $11.7 million, respectively. For the year ended November 30, 2011, there was no tax provision related to nonvested share activity because the Company had recorded a full valuation allowance against its deferred tax assets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2013 and 2012, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net, and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2013		2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$278,392	305,810	436,535	450,281
Investments held-to-maturity	Level 3	$16,070	15,952	15,012	14,904
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,356	26,095	23,982	24,949
Investments held-to-maturity	Level 2	$62,344	62,580	63,924	63,877
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$4,194,432	4,971,500	4,005,051	5,035,670
Rialto Investments:
Notes payable and other debts payable	Level 2	$441,883	438,373	574,480	568,702
Lennar Financial Services:
Notes and other debts payable	Level 2	$374,166	374,166	457,994	457,994
Lennar Multifamily:
Notes and other debts payable	Level 2	$13,858	13,858	—	—
The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding and Lennar Multifamily—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Rialto Investments—The fair values for loans receivable, net is based on discounted cash flows, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows. For notes payable, the fair value of the zero percent interest notes guaranteed by the FDIC, which was paid off during 2013, was calculated based on a 2-year treasury yield in 2012, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate for both 2013 and 2012.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
Financial Instruments

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2013	Fair Value at November 30, 2012
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$414,231	502,318
Mortgage loan commitments	Level 2	$7,335	12,713
Forward contracts	Level 2	$1,444	(2,570)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$40,032	19,591
Rialto Investments Assets:
Loans held-for-sale (2)	Level 3	$44,228	—
Credit default swaps	Level 2	$788	—
Rialto Investments Liabilities:
Interest rate swap futures	Level 1	$(31)	—
Credit default swaps	Level 2	$(318)	—

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $414.2 million at November 30, 2013 exceeds their aggregate principal balance of $399.0 million by $15.3 million. The aggregate fair value of loans held-for-sale of $502.3 million at November 30, 2012 exceeds their aggregate principal balance of $479.1 million by $23.2 million.

(2)	The aggregate fair value of Rialto loans held-for-sale of $44.2 million at November 30, 2013 exceeds their aggregate principal balance of $44.0 million by $0.2 million.
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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2013 and 2012. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of November 30, 2013 and 2012.
Lennar Financial Services Forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Lennar Homebuilding investments available-for-sale— The fair value of these investments are based on the third party valuations and/or estimated by the Company on the basis of discounted cash flows.
Rialto Investments loans held-for-sale— The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Rialto Investments interest rate swap futures— The fair value of interest rate swap futures (derivatives) is based on quoted market prices for identical investments traded in active markets.
Rialto Investments credit default swaps— The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. Gains of Rialto financial instruments measured at fair value are recognized in the Rialto segment's operating earnings Gains and losses related to the Lennar Homebuilding investments available-for-sale during the year ended November 30, 2013 were deferred as a result of the Company's continuing involvement in the underlying real estate collateral. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during the years ended November 30, 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Years Ended November 30,
(In thousands)	2013	2012	2011
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(7,927)	11,654	2,743
Mortgage loan commitments	$(5,378)	8,521	6,954
Forward contracts	$4,014	(1,166)	(4,309)
Changes in fair value included in Rialto Investments revenues:
Financial Assets:
Loans held-for-sale	$33	—	—
Credit default swaps	$788	—	—
Financial Liabilities:
Interest rate swap futures	$(31)	—	—
Credit default swaps	$(318)	—	—
Interest income on Lennar Financial Services loans held-for-sale and Rialto Investments loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto Investments statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2013, the segment had open commitments amounting to $533.0 million to sell MBS with varying settlement dates through February 2014.
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2013	2012
Investments available-for-sale, beginning of year	$19,591	$42,892
Purchases and other (1)	25,518	25,419
Sales	(5,618)	(14,161)
Changes in fair value (2)	748	—
Settlements (3)	(207)	(34,559)
Investments available-for-sale, end of year	$40,032	$19,591

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

(2)
Amount represents changes in fair value during the year ended November 30, 2013. The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during the year ended November 30, 2012 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

The following table represents a reconciliation of the beginning and ending balance for Rialto Level 3 recurring fair value measurements (loans held-for-sale):

Year Ended November 30,
(In thousands)	2013
Rialto Investments loans held-for-sale, beginning of period	$—
Loan originations	690,266
Originated loans sold, including those not settled	(646,266)
Interest	195
Changes in fair value	33
Rialto Investments loans held-for-sale, end of period	$44,228
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs and Rialto real estate owned assets. The fair value included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective years disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:
Non-financial assets

(In thousands)	Fair Value Hierarchy	Fair Value Year Ended November 30, 2013	Total Gains (Losses) (1)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$11,995	(4,458)
Investment in unconsolidated entities (3)	Level 3	$20,024	(897)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$37,185	(3,955)
REO - held-and-used, net (5)	Level 3	$98,488	(4,030)

(1)	Represents total losses due to valuation adjustments or gains (losses) from acquisition of real estate through foreclosure recorded during the year ended November 30, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $16.5 million were written down to their fair value of $12.0 million, resulting in valuation adjustments of $4.5 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2013.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $20.9 million were written down to their fair value of $20.0 million, resulting in valuation adjustments of $0.9 million, which were included in other income, net in the Company's statement of operations for the year ended November 30, 2013.

(4)
REO held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale, had a carrying value of $14.4 million and a fair value of $16.0 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO held-for-sale, were $1.6 million. As part of management’s periodic valuations of its REO held-for-sale, during the year ended November 30, 2013, REO held-for-sale, with an aggregate value of $26.8 million were written down to their fair value of $21.2 million, resulting in impairments of $5.6 million. These gains and impairments are included within Rialto other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2013.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $79.8 million and a fair value of $86.3 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO held-and-used, net, were $6.5 million. As part of management’s periodic valuations of its REO held-and-used, net, during the year ended November 30, 2013, REO held-and-used, net, with an aggregate value of $22.7 million were written down to their fair value of $12.2 million, resulting in impairments of $10.5 million. These gains and impairments are included within Rialto other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2013.

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

(4)
REO held-for-sale, assets are initially recorded at fair value less estimated cost to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale, had a carrying value of $14.3 million and a fair value of $10.0 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of foreclosure or management's best estimate. The losses upon acquisition of REO held-for-sale, were $4.3 million. As part of management’s periodic valuations of its REO held-for-sale, during the year ended November 30, 2012, REO held-for-sale, with an aggregate value of $19.7 million were written down to their fair value of $17.1 million, resulting in impairments of $2.6 million. These losses and impairments are included within Rialto other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2012.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used had a carrying value of $172.6 million and a fair value of $175.1 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO held-and-used, net, were $2.5 million. As part of management’s periodic valuations of its REO held-and-used, net, during the year ended November 30, 2012, REO held-and-used, net, with an aggregate value of $33.0 million were written down to their fair value of $26.3 million, resulting in impairments of $6.7 million. These gains and impairments are included within Rialto other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2012.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-financial assets

(In thousands)	Fair Value Hierarchy	Fair Value Year Ended November 30, 2011	Total Gains (Losses) (1)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$48,115	(32,953)
Land and land under development (3)	Level 3	$2,368	(2,773)
Investments in unconsolidated entities (4)	Level 3	$42,855	(10,489)
Rialto Investments:
REO - held-for-sale (5)	Level 3	$460,214	66,172
REO - held-and-used, net (6)	Level 3	$110,649	$4,607

(1)	Represents total losses due to valuation adjustments or gains from acquisition of real estate through foreclosure recorded during the year ended November 30, 2011.

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

(4)
For the year ended November 30, 2011, Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $53.4 million were written down to their fair value of $42.9 million, resulting in valuation adjustments of $10.5 million,which were included other income, net, in the Company's statement of operations for the year ended November 30, 2011.

(5)
REO held-for-sale, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale, had a carrying value of $385.2 million and a fair value of $452.9 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO held-for-sale, were $67.7 million and are included within Rialto other income (expense), net in the Company’s statement of operations for the year ended November 30, 2011. As part of management's periodic valuations of its REO held-for-sale, during the year ended November 30, 2011, REO held-for-sale, with an aggregate value of $8.8 million were written down to their fair value of $7.3 million, resulting in impairments of $1.5 million. These gains and impairments are included within Rialto other income (expense), net in the Company's statement of operations for the year ended November 30, 2011.

(6)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used had a carrying value of $82.5 million and a fair value of $93.7 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO held-and-used, net, were $11.2 million, and are included within Rialto other income (expense), net in the Company's statement of operations for the year ended November 30, 2011. As part of management's periodic valuations of its REO held-and-used, net, during the year ended November 30, 2011, REO held-and-used, net, with an aggregate value of $23.6 million were written down to their fair value of $17.0 million, resulting in impairments of $6.6 million. These gains and impairments are included within Rialto other income (expense), net, in the Company's statement of operations for the year ended November 30, 2011.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory, Lennar Homebuilding investments in unconsolidated entities and Rialto real estate owned assets.

16. Consolidation of Variable Interest Entities
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Generally, all major decision making in the Company’s joint ventures is shared by all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by the Company are nominal and believed to be at market and there is no significant economic disproportionality between the Company and other partners. Generally, the Company purchases less than a majority of the joint venture’s assets and the purchase prices under the Company’s option contracts are believed to be at market.
Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2013. Based on the Company’s evaluation, there were no entities that consolidated during the year ended November 30, 2013. In addition, during the year ended November 30, 2013, there were no VIEs that deconsolidated.
At November 30, 2013 and 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $716.9 million and $562.2 million, respectively, the Rialto segment’s investments in unconsolidated entities were $154.6 million and $108.1 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $46.3 million and $3.1 million, respectively.
Consolidated VIEs
As of November 30, 2013, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $1.2 billion and $294.8 million, respectively. As of November 30, 2012, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2.1 billion and $0.7 billion, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Consolidated Joint Ventures
During the year ended November 30, 2013, the Company had significant transactions involving three of its consolidated joint ventures. In the first joint venture transaction, the Company bought out its 50% partners for $82.3 million, paying $18.8 million in cash and financing the remainder with a short-term note. The Company's consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $125 million, or a 31.25% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 16.25% or increased to 46.25% with a corresponding increase or decrease in the Company's equity interest percentage. During the year ended November 30, 2013, the new unconsolidated joint venture subsequently distributed $125 million of cash to the Company as a return of capital.
In the second joint venture transaction, the Company purchased its partner's interest for $153.2 million and the inventories are now wholly-owned assets, which the Company plans to develop and build homes. During the year ended November 30, 2013, there was a third joint venture transaction where the Company paid off the bank debt of the consolidated joint venture and assumed the partner's interest, resulting in the entity becoming wholly-owned.
These transactions did not impact the Company's net earnings, but its balance sheet was affected as follows: cash was reduced by approximately $47 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $98 million, deferred tax assets were increased by $40 million, additional paid-in capital (equity) was reduced by $62 million, net of tax, and non-controlling interests were reduced by $134 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unconsolidated VIEs
At November 30, 2013 and 2012, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2013
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$195,720	301,315
Rialto Investments (2)	24,393	24,393
Lennar Multifamily (3)	25,874	55,002
	$245,987	380,710

November 30, 2012
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$82,374	101,362
Rialto Investments (2)	23,587	23,587
Lennar Multifamily (3)	3,126	7,916
	$109,087	132,865

(1)
At November 30, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $90.5 million remaining commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing and $15.0 million of recourse debt of an unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities. At November 30, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $18.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse exposure related to Lennar Homebuilding unconsolidated entities.

(2)
At both November 30, 2013 and 2012, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities. At November 30, 2013 and 2012, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $16.1 million and $15.0 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At November 30, 2013, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $28.0 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2012, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $4.8 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will drawn upon.

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared. Further, the Company and its partners are not defacto agents as defined in ASC 810. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent. Furthermore, the Company’s economic interest is not significantly disproportionate to the point where it would indicate that the Company has the power to direct these activities.
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $15.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $28.0 million of letters of credit outstanding for certain of the Lennar Multifamily unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with regard to $90.5 million remaining commitment to fund a new Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2013, 2012 and 2011, the Company wrote-off $1.9 million, $2.4 million and $1.8 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2013, the effect of consolidation of these option contracts was a net increase of $196.8 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2013. The increase was primarily due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was partially offset by the Company exercising its options to acquire land under previously consolidated contracts, resulting in a net increase in consolidated inventory not owned of $133.3 million for the year ended November 30, 2013.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $129.2 million and $176.7 million, respectively, at November 30, 2013 and 2012. Additionally, the Company had posted $29.9 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2013 and 2012.

17. Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements. The Company is also a party to various lawsuits involving purchases and sales of real property. These claims include claims regarding representations and warranties made in connection with the transfer of the property and

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disputes regarding the obligation to purchase or sell the property. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2013, the Company had $129.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancellable leases in effect at November 30, 2013 are as follows:

(In thousands)	Lease Payments
2014	$29,678
2015	24,089
2016	16,226
2017	12,906
2018	10,723
Thereafter	19,929
Rental expense for the years ended November 30, 2013, 2012 and 2011 was $41.9 million, $38.7 million and $40.0 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $373.4 million at November 30, 2013. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $679.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2013, there were approximately $445.4 million, or 66%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
In December 2013, the Company was awarded by a civil jury compensatory damages and punitive damages against a former unconsolidated joint venture partner on court findings of defamation and conspiracy to extort money from the Company in 2008 and 2009. The Company does not expect to be able to collect the amount awarded to it and thus has not recorded any amounts receivable in its financial statements related to the award.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Supplemental Financial Information
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at November 30, 2013 they were guaranteeing Lennar Corporation's $200 million Letter of Credit Facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. The cash outflows associated with the return on investment dividends received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries. In connection with the issuance of the Rialto Notes in November 2013, the intercompany liabilities in excess of $235 million due to Lennar by Rialto was reclassified to equity in a non-cash transaction, which resulted in the reclassification of approximately $534 million of Intercompany payables to equity of the non-guarantors as well as Intercompany receivables to investment in subsidiaries of the Parent.
Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2013 was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$562,134	192,945	28,430	—	783,509
Inventories	—	6,507,172	93,876	—	6,601,048
Investments in unconsolidated entities	—	702,291	14,658	—	716,949
Other assets	116,657	539,264	86,773	5,935	748,629
Investments in subsidiaries	4,305,887	325,906	—	(4,631,793)	—
Intercompany	3,191,611	—	—	(3,191,611)	—
	8,176,289	8,267,578	223,737	(7,817,469)	8,850,135
Rialto Investments real estate owned - held-and-used, net	—	—	428,989	—	428,989
Rialto Investments all other assets	—	—	1,050,324	—	1,050,324
Lennar Financial Services	—	76,160	720,550	—	796,710
Lennar Multifamily	—	147,089	—	—	147,089
Total assets	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$302,558	623,709	58,029	—	984,296
Liabilities related to consolidated inventory not owned	—	384,876	—	—	384,876
Senior notes and other debts payable	3,704,830	400,044	89,558	—	4,194,432
Intercompany	—	3,183,664	7,947	(3,191,611)	—
	4,007,388	4,592,293	155,534	(3,191,611)	5,563,604
Rialto Investments	—	—	497,008	—	497,008
Lennar Financial Services	—	30,045	507,659	5,935	543,639
Lennar Multifamily	—	41,526	—	—	41,526
Total liabilities	$4,007,388	4,663,864	1,160,201	(3,185,676)	6,645,777
Stockholders’ equity	4,168,901	3,826,963	804,830	(4,631,793)	4,168,901
Noncontrolling interests	—	—	458,569	—	458,569
Total equity	4,168,901	3,826,963	1,263,399	(4,631,793)	4,627,470
Total liabilities and equity	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	225,482	20,545	—	1,208,143
Inventories	—	4,507,432	538,958	—	5,046,390
Investments in unconsolidated entities	—	518,536	43,698	—	562,234
Other assets	55,625	677,584	222,753	—	955,962
Investments in subsidiaries	3,772,086	585,756	—	(4,357,842)	—
Intercompany	2,438,326	—	—	(2,438,326)	—
	7,228,153	6,514,790	825,954	(6,796,168)	7,772,729
Rialto Investments real estate owned - held-and-used, net	—	—	601,022	—	601,022
Rialto Investments all other assets	—	—	1,046,338	—	1,046,338
Lennar Financial Services	—	77,637	835,358	—	912,995
Lennar Multifamily	—	29,122	—	—	29,122
Total assets	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	530,588	42,406	—	852,920
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	—	1,715,825	722,501	(2,438,326)	—
	3,813,389	2,760,237	990,830	(2,438,326)	5,126,130
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Lennar Multifamily	—	3,294	—	—	3,294
Total liabilities	$3,813,389	2,794,587	2,191,348	(2,438,326)	6,360,998
Stockholders’ equity	3,414,764	3,826,962	530,880	(4,357,842)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,826,962	1,117,324	(4,357,842)	4,001,208
Total liabilities and equity	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	5,317,890	37,057	—	5,354,947
Lennar Financial Services	—	162,939	285,474	(21,071)	427,342
Rialto Investments	—	—	138,060	—	138,060
Lennar Multifamily	—	14,746	—	—	14,746
Total revenues	—	5,495,575	460,591	(21,071)	5,935,095
Cost and expenses:
Lennar Homebuilding	—	4,547,431	24,368	7,309	4,579,108
Lennar Financial Services	—	157,351	212,380	(28,175)	341,556
Rialto Investments	—	—	151,072	—	151,072
Lennar Multifamily	—	31,463	—	—	31,463
Corporate general and administrative	140,999	—	—	5,061	146,060
Total costs and expenses	140,999	4,736,245	387,820	(15,805)	5,249,259
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,966	837	—	23,803
Lennar Homebuilding other income, net	542	27,308	—	(504)	27,346
Other interest expense	(5,770)	(93,913)	—	5,770	(93,913)
Rialto Investments equity in earnings from unconsolidated entities	—	—	22,353	—	22,353
Rialto Investments other income, net	—	—	16,787	—	16,787
Lennar Multifamily equity in loss from unconsolidated entities	—	(271)	—	—	(271)
Earnings (loss) before income taxes	(146,227)	715,420	112,748	—	681,941
Benefit (provision) for income taxes	54,353	(198,292)	(33,076)	—	(177,015)
Equity in earnings from subsidiaries	571,548	45,015	—	(616,563)	—
Net earnings (including net earnings attributable to noncontrolling interests)	479,674	562,143	79,672	(616,563)	504,926
Less: Net earnings attributable to noncontrolling interests	—	—	25,252	—	25,252
Net earnings attributable to Lennar	$479,674	562,143	54,420	(616,563)	479,674

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,580,827	405	—	3,581,232
Lennar Financial Services	—	156,478	246,566	(18,426)	384,618
Rialto Investments	—	—	138,856	—	138,856
Lennar Multifamily	—	426	—	—	426
Total revenues	—	3,737,731	385,827	(18,426)	4,105,132
Cost and expenses:
Lennar Homebuilding	—	3,201,036	15,872	(542)	3,216,366
Lennar Financial Services	—	151,455	165,419	(17,038)	299,836
Rialto Investments	—	—	138,990	—	138,990
Lennar Multifamily	—	6,306	—	—	6,306
Corporate general and administrative	122,277	—	—	5,061	127,338
Total costs and expenses	122,277	3,358,797	320,281	(12,519)	3,788,836
Lennar Homebuilding equity in loss from unconsolidated entities	—	(26,153)	(519)	—	(26,672)
Lennar Homebuilding other income (expense), net	(90)	15,106	—	128	15,144
Other interest expense	(5,779)	(94,353)	—	5,779	(94,353)
Rialto Investments equity in earnings from unconsolidated entities	—	—	41,483	—	41,483
Rialto Investments other expense, net	—	—	(29,780)	—	(29,780)
Lennar Multifamily equity in loss from unconsolidated entities	—	(4)	—	—	(4)
Earnings (loss) before income taxes	(128,146)	273,530	76,730	—	222,114
Benefit (provision) for income taxes	20,711	457,850	(43,343)	—	435,218
Equity in earnings from subsidiaries	786,559	44,815	—	(831,374)	—
Net earnings (including net loss attributable to noncontrolling interests)	679,124	776,195	33,387	(831,374)	657,332
Less: Net loss attributable to noncontrolling interests	—	—	(21,792)	—	(21,792)
Net earnings attributable to Lennar	$679,124	776,195	55,179	(831,374)	679,124

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,654,660	20,464	—	2,675,124
Lennar Financial Services	—	138,602	144,674	(27,758)	255,518
Rialto Investments	—	—	164,743	—	164,743
Total revenues	—	2,793,262	329,881	(27,758)	3,095,385
Cost and expenses:
Lennar Homebuilding	—	2,495,101	40,586	(6,864)	2,528,823
Lennar Financial Services	—	141,159	111,881	(18,251)	234,789
Rialto Investments	—	—	132,583	—	132,583
Lennar Multifamily	—	461	—	—	461
Corporate general and administrative	90,195	—	—	5,061	95,256
Total costs and expenses	90,195	2,636,721	285,050	(20,054)	2,991,912
Lennar Homebuilding equity in loss from unconsolidated entities	—	(62,192)	(524)	—	(62,716)
Lennar Homebuilding other income, net	8,441	116,532	—	(8,403)	116,570
Other interest expense	(16,107)	(90,650)	—	16,107	(90,650)
Rialto Investments equity in loss from unconsolidated entities	—	—	(7,914)	—	(7,914)
Rialto Investments other income, net	—	—	39,211	—	39,211
Earnings (loss) before income taxes	(97,861)	120,231	75,604	—	97,974
Benefit (provision) for income taxes	48,407	(24,516)	(9,321)	—	14,570
Equity in earnings from subsidiaries	141,653	10,686	—	(152,339)	—
Net earnings (including net earnings attributable to noncontrolling interests)	92,199	106,401	66,283	(152,339)	112,544
Less: Net earnings attributable to noncontrolling interests	—	—	20,345	—	20,345
Net earnings attributable to Lennar	$92,199	106,401	45,938	(152,339)	92,199

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$479,674	562,143	79,672	(616,563)	504,926
Distributions of earnings from guarantor and non-guarantor subsidiaries	571,548	45,015	—	(616,563)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(555,792)	(1,421,646)	48,235	616,563	(1,312,640)
Net cash provided by (used in) operating activities	495,430	(814,488)	127,907	(616,563)	(807,714)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	98,819	2,190	—	101,009
Investments in and contributions to Rialto Investments unconsolidated entities, net of distributions of capital	—	—	(24,397)	—	(24,397)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	223,813	—	223,813
Receipts of principal payments on Rialto Investments loans receivable, net	—	—	66,788	—	66,788
Proceeds from sales of Rialto Investments REO	—	—	239,215	—	239,215
Proceeds from sale of operating properties	—	—	140,564	—	140,564
Other	(233)	(30,213)	(27,297)	—	(57,743)
Intercompany	(1,333,932)	—	—	1,333,932	—
Net cash (used in) provided by investing activities	(1,334,165)	68,606	620,876	1,333,932	689,249
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(83,828)	—	(83,828)
Net borrowings under Rialto Investments warehouse repurchase facilities	—	—	76,017	—	76,017
Proceeds from senior notes	500,000	—	—	—	500,000
Redemption of senior notes	(63,001)	(750)	—	—	(63,751)
Net proceeds from Rialto Investments senior notes	—	—	250,000	—	250,000
Principal repayments on Rialto notes payable	—	—	(471,255)	—	(471,255)
Net repayments on other borrowings	—	(67,984)	(126,779)	—	(194,763)
Debt issuance costs of senior notes	(5,671)	—	(7,264)	—	(12,935)
Exercise of land option contracts from an unconsolidated land investment venture	—	(28,869)	—	—	(28,869)
Net payments related to noncontrolling interests	—	—	(193,419)	—	(193,419)
Excess tax benefits from share-based awards	10,148	—	—	—	10,148
Common stock:
Issuances	34,114	—	—	—	34,114
Repurchases	(12,320)	—	—	—	(12,320)
Dividends	(30,912)	(562,143)	(54,420)	616,563	(30,912)
Intercompany	—	1,366,008	(32,076)	(1,333,932)	—
Net cash (used in) provided by financing activities	432,358	706,262	(643,024)	(717,369)	(221,773)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2013

Net increase (decrease) in cash and cash equivalents	(406,377)	(39,620)	105,759	—	(340,238)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$547,101	152,753	270,651	—	970,505

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$679,124	776,195	33,387	(831,374)	657,332
Distributions of earnings from guarantor and non-guarantor subsidiaries	318,998	44,815	—	(363,813)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(783,282)	(962,447)	(167,625)	831,374	(1,081,980)
Net cash provided by (used in) operating activities	214,840	(141,437)	(134,238)	(363,813)	(424,648)
Cash flows from investing activities:
Investments in and contributions to Lennar homebuilding unconsolidated entities, net	—	(27,113)	(842)	—	(27,955)
Distributions of capital from Rialto Investments unconsolidated entities, net	—	—	39,813	—	39,813
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(4,427)	—	(4,427)
Receipts of principal payments on Rialto Investments loans receivable, net	—	—	81,648	—	81,648
Proceeds from sales of Rialto Investments real estate owned	—	—	183,883	—	183,883
Other	(218)	3,720	(31,173)	—	(27,671)
Intercompany	(700,846)	—	—	700,846	—
Net cash provided by (used in) investing activities	(701,064)	(23,393)	268,902	700,846	245,291
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(76)	47,936	—	47,860
Net proceeds from convertible and senior notes	790,882	—	—	—	790,882
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Net repayments on other borrowings	—	(51,918)	(195,694)	—	(247,612)
Exercise of land option contracts from an unconsolidated land investment venture	—	(50,396)	—	—	(50,396)
Net receipts related to noncontrolling interests	—	—	1,179	—	1,179
Excess tax benefits from share-based awards	10,814	—	—	—	10,814
Common stock:
Issuances	32,174	—	—	—	32,174
Repurchases	(17,149)	—	—	—	(17,149)
Dividends	(30,394)	(308,634)	(55,179)	363,813	(30,394)
Intercompany	—	596,209	104,637	(700,846)	—
Net cash (used in) provided by financing activities	575,465	185,185	(97,121)	(337,033)	326,496
Net increase in cash and cash equivalents	89,241	20,355	37,543	—	147,139
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$953,478	192,373	164,892	—	1,310,743

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$92,199	106,401	66,283	(152,339)	112,544
Distributions of earnings from guarantor and non-guarantor subsidiaries	141,653	10,686	—	(152,339)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(89,074)	(174,328)	(260,616)	152,339	(371,679)
Net cash provided by (used in) operating activities	144,778	(57,241)	(194,333)	(152,339)	(259,135)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(62,130)	(5,246)	—	(67,376)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(50,297)	—	(50,297)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(118,077)	—	(118,077)
Receipts of principal payments on Rialto Investments loans receivable, net	—	—	74,888	—	74,888
Proceeds from sales of Rialto Investments real estate owned	—	—	91,034	—	91,034
Other	(12)	(46,963)	(19,351)	—	(66,326)
Intercompany	(552,511)	—	—	552,511	—
Net cash (used in) provided by investing activities	(552,523)	(109,093)	(27,049)	552,511	(136,154)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(20)	138,476	—	138,456
Net proceeds from convertible notes	342,562	—	—	—	342,562
Redemption of senior notes	(113,242)	—	—	—	(113,242)
Net repayments on other borrowings	—	(86,185)	(45,675)	—	(131,860)
Exercise of land option contracts from an unconsolidated land investment venture	—	(40,964)	—	—	(40,964)
Net payments related to noncontrolling interests	—	—	(1,315)		(1,315)
Common stock:
Issuances	6,751	—	—	—	6,751
Repurchases	(5,724)	—	—	—	(5,724)
Dividends	(29,906)	(106,401)	(45,938)	152,339	(29,906)
Intercompany	—	392,707	159,804	(552,511)	—
Net cash provided by financing activities	200,441	159,137	205,352	(400,172)	164,758
Net decrease in cash and cash equivalents	(207,304)	(7,197)	(16,030)	—	(230,531)
Cash and cash equivalents at beginning of period	1,071,541	179,215	143,379	—	1,394,135
Cash and cash equivalents at end of period	$864,237	172,018	127,349	—	1,163,604

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2013
Revenues	$990,243	1,426,881	1,602,768	1,915,203
Gross profit from sales of homes	$188,997	303,284	360,946	465,033
Earnings before income taxes	$53,321	162,289	189,359	276,972
Net earnings attributable to Lennar	$57,492	137,436	120,662	164,084
Earnings per share:
Basic	$0.30	0.71	0.62	0.84
Diluted	$0.26	0.61	0.54	0.73
2012
Revenues	$724,856	930,155	1,099,937	1,350,184
Gross profit from sales of homes	$127,878	178,950	216,211	270,307
Earnings before income taxes	$6,453	52,103	58,635	104,923
Net earnings attributable to Lennar	$14,968	452,703	87,109	124,344
Earnings per share:
Basic	$0.08	2.39	0.46	0.65
Diluted	$0.08	2.06	0.40	0.56
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of November 30, 2013. The effectiveness of our internal control over financial reporting as of November 30, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2013 of the Company and our report dated January 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 27, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 31, 2014 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 31, 2014 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 31, 2014 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2013:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(1)
Equity compensation plans approved by stockholders	52,500	$28.62	10,632,419
Equity compensation plans not approved by stockholders	—	—	—
Total	52,500	$28.62	10,632,419

(1)	Both Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 31, 2014 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 31, 2014 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	159
Schedule II—Valuation and Qualifying Accounts	160
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

4.2
Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.3
Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.4
Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

4.5
Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 6.95% Senior Notes due 2018)— Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-167622, filed with the Commission on June 18, 2010.

4.6
Indenture, dated November 10, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 2.75% Convertible Senior Notes due 2020)—Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

4.7
Indenture, dated November 23, 2011, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 3.25% Convertible Senior Notes due 2021)—Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 1, 2012.

4.8
Indenture, dated July 20, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.75% Senior Notes due 2017)—Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-183755, filed with the Commission on September 6, 2012.

4.9	Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022).

4.10
Indenture, dated February 4, 2013, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.125% Senior Notes due 2018)—Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the quarter ended February 28, 2013.

10.1*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.2*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.3*	Lennar Corporation 2007 Equity Incentive Plan Performance Criteria—Incorporated by reference to Exhibit 2 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.4*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit 2 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.5*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.6*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

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

10.12*
Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 18, 2009.

10.13
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.—Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.14*
Aircraft Time-Sharing Agreement, dated January 26, 2011, between U.S. Home Corporation and Richard Beckwitt —Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

10.15
Credit Agreement, dated May 2, 2012, by and among Lennar, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named in the Credit Agreement—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 2, 2012.

10.16
Amended and Restated Credit Agreement, dated as of June 11, 2013, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto—Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, dated June 14, 2013.

10.17
Amended and Restated Guarantee Agreement, dated as of June 11, 2013, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein—Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated June 14, 2013.

10.18
Indenture, dated November 14, 2013, among Rialto Holdings, LLC, Rialto Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, including the form of 7.000% Senior Notes due 2018—Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated November 14, 2013.

10.19*	2013 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana filed herewith.

10.20*	2014 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana filed herewith.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2012, filed on January 27, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements (1).

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

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	January 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/S/ STUART A. MILLER
Chief Executive Officer and Director	Date:	January 27, 2014

Principal Financial Officer:

Bruce E. Gross	/S/ BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 27, 2014

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 27, 2014

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 27, 2014

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 27, 2014

Theron I. (“Tig”) Gilliam, Jr.	/s/ THERON I. (“TIG”) GILLIAM, JR.
	Date:	January 27, 2014

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 27, 2014

R. Kirk Landon	/S/ R. KIRK LANDON
	Date:	January 27, 2014

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 27, 2014

Teri McClure	/S/ TERI MCCLURE
	Date:	January 27, 2014

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2013 and 2012, and for each of the three years in the period ended November 30, 2013, and the Company’s internal control over financial reporting as of November 30, 2013 and have issued our reports thereon dated January 27, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 27, 2014

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2013, 2012 and 2011

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2013
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,183	605	407	(1,128)	3,067
Allowance for loan losses and loans receivable	$21,353	16,744	(167)	(13,243)	24,687
Allowance against net deferred tax assets	$88,794	—	—	(76,088)	12,706
Year ended November 30, 2012
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,376	558	(101)	(650)	3,183
Allowance for loan losses and loans receivable	$6,868	28,828	52	(14,395)	21,353
Allowance against net deferred tax assets	$576,890	—	51,259	(539,355)	88,794
Year ended November 30, 2011
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,696	334	(4)	(650)	3,376
Allowance for loan losses and loans receivable	$7,577	14,470	—	(15,179)	6,868
Allowance against net deferred tax assets	$609,463	—	7,287	(39,860)	576,890