Form 10-Q
period 2014-02-28
LENNAR CORP /NEW/
filed 2014-04-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Common stock outstanding as of March 31, 2014:
Class A 173,114,970
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2014 (1)	2013 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$645,691	695,424
Restricted cash	35,529	36,150
Receivables, net	78,246	51,935
Inventories:
Finished homes and construction in progress	2,577,803	2,269,116
Land and land under development	4,172,377	3,871,773
Consolidated inventory not owned	397,156	460,159
Total inventories	7,147,336	6,601,048
Investments in unconsolidated entities	689,749	716,949
Other assets	711,096	748,629
	9,307,647	8,850,135
Rialto Investments:
Cash and cash equivalents	169,404	201,496
Restricted cash	18,489	2,593
Receivables, net	52,156	111,833
Loans receivable, net	265,419	278,392
Loans held-for-sale	86,857	44,228
Real estate owned, held-for-sale	186,234	197,851
Real estate owned, held-and-used, net	405,675	428,989
Investments in unconsolidated entities	164,759	154,573
Other assets	72,271	59,358
	1,421,264	1,479,313
Lennar Financial Services	638,197	796,710
Lennar Multifamily	159,680	147,089
Total assets	$11,526,788	11,273,247

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

As of February 28, 2014, total assets include $1,106.4 million related to consolidated VIEs of which $10.6 million is included in Lennar Homebuilding cash and cash equivalents, $17.7 million in Lennar Homebuilding restricted cash, $8.6 million in Lennar Homebuilding receivables, net, $94.2 million in Lennar Homebuilding land and land under development, $176.8 million in Lennar Homebuilding consolidated inventory not owned, $13.6 million in Lennar Homebuilding investments in unconsolidated entities, $85.4 million in Lennar Homebuilding other assets, $36.9 million in Rialto Investments ("Rialto") cash and cash equivalents, $232.9 million in Rialto loans receivable, net, $117.6 million in Rialto real estate owned, held-for-sale, $286.3 million in Rialto real estate owned, held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities, $2.0 million in Rialto other assets and $22.9 million in Lennar Multifamily assets.
As of November 30, 2013, total assets include $1,195.3 million related to consolidated VIEs of which $8.3 million is included in Lennar Homebuilding cash and cash equivalents, $17.7 million in Lennar Homebuilding restricted cash, $2.4 million in Lennar Homebuilding receivables, net, $94.8 million in Lennar Homebuilding land and land under development, $243.6 million in Lennar Homebuilding consolidated inventory not owned, $14.7 million in Lennar Homebuilding investments in unconsolidated entities, $86.8 million in Lennar Homebuilding other assets, $44.8 million in Rialto cash and cash equivalents, $244.0 million in Rialto loans receivable, net, $122.0 million in Rialto real estate owned, held-for-sale, $313.8 million in Rialto real estate owned, held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities and $1.8 million in Rialto other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2014 (2)	2013 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$285,281	271,365
Liabilities related to consolidated inventory not owned	335,632	384,876
Senior notes and other debts payable	4,664,715	4,194,432
Other liabilities	664,238	712,931
	5,949,866	5,563,604
Rialto Investments	472,555	497,008
Lennar Financial Services	377,085	543,639
Lennar Multifamily	26,125	41,526
Total liabilities	6,825,631	6,645,777
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized:February 28, 2014 and November 30, 2013 - 300,000,000 shares; Issued: February 28, 2014 - 184,838,376 shares and November 30, 2013 - 184,833,120 shares	18,484	18,483
Class B common stock of $0.10 par value; Authorized: February 28, 2014 and November 30, 2013 - 90,000,000 shares; Issued: February 28, 2014 - 32,982,815 shares and November 30, 2013 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,730,647	2,721,246
Retained earnings	2,123,841	2,053,893
Treasury stock, at cost; February 28, 2014 - 11,724,326 Class A common stock and 1,679,620 Class B common stock; November 30, 2013 - 12,063,466 Class A common stock and 1,679,620 Class B common stock	(616,112)	(628,019)
Total stockholders’ equity	4,260,158	4,168,901
Noncontrolling interests	440,999	458,569
Total equity	4,701,157	4,627,470
Total liabilities and equity	$11,526,788	11,273,247

(2)
As of February 28, 2014, total liabilities include $248.0 million related to consolidated VIEs as to which there was no recourse against the Company, of which $2.1 million is included in Lennar Homebuilding accounts payable, $138.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $78.1 million in Lennar Homebuilding senior notes and other debts payable, $9.1 million in Lennar Homebuilding other liabilities and $20.7 million in Rialto Investments notes payable and other liabilities.

As of November 30, 2013, total liabilities include $294.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.0 million is included in Lennar Homebuilding accounts payable, $191.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $75.1 million in Lennar Homebuilding senior notes and other debts payable, $4.9 million in Lennar Homebuilding other liabilities and $20.2 million in Rialto Investments notes payable and other liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,
	2014	2013
Revenues:
Lennar Homebuilding	$1,231,385	868,444
Lennar Financial Services	76,952	95,880
Rialto Investments	46,955	25,622
Lennar Multifamily	7,803	297
Total revenues	1,363,095	990,243
Costs and expenses:
Lennar Homebuilding	1,064,355	778,674
Lennar Financial Services	72,487	79,778
Rialto Investments	47,576	31,771
Lennar Multifamily	13,927	3,828
Corporate general and administrative	38,112	31,270
Total costs and expenses	1,236,457	925,321
Lennar Homebuilding equity in earnings (loss) unconsolidated entities	4,990	(864)
Lennar Homebuilding other income, net	2,889	7,797
Other interest expense	(12,691)	(26,031)
Rialto Investments equity in earnings from unconsolidated entities	5,354	6,173
Rialto Investments other income (expense), net	(1,229)	1,327
Lennar Multifamily equity in loss from unconsolidated entities	(75)	(3)
Earnings before income taxes	125,876	53,321
(Provision) benefit for income taxes	(45,911)	3,637
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$79,965	56,958
Less: Net earnings (loss) attributable to noncontrolling interests	1,848	(534)
Net earnings attributable to Lennar	$78,117	57,492
Basic earnings per share	$0.38	0.30
Diluted earnings per share	$0.35	0.26
Cash dividends per each Class A and Class B common share	$0.04	0.04
Comprehensive earnings attributable to Lennar	$78,117	57,492
Comprehensive earnings (loss) attributable to noncontrolling interests	$1,848	(534)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$79,965	56,958
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,839	6,333
Amortization of discount/premium on debt, net	5,306	5,540
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(4,990)	864
Distributions of earnings from Lennar Homebuilding unconsolidated entities	1,332	53
Rialto Investments equity in earnings from unconsolidated entities	(5,354)	(6,173)
Distributions of earnings from Rialto Investments unconsolidated entities	—	107
Lennar Multifamily equity in loss from unconsolidated entities	75	3
Share based compensation expense	8,741	6,486
Tax benefit from share-based awards	137	3,164
Excess tax benefits from share-based awards	(137)	(3,013)
Deferred income tax (benefit) expense	42,079	(7,730)
Gains on retirement of Lennar Homebuilding debt	—	(1,000)
Unrealized and realized gains on Rialto Investments real estate owned	(9,441)	(10,136)
Impairments of Rialto Investments loans receivable and REO	9,025	7,885
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	2,054	1,713
Changes in assets and liabilities:
Decrease in restricted cash	4,408	417
Decrease (increase) in receivables	69,081	(240)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(592,008)	(514,597)
Decrease in other assets	6,049	5,559
Increase in Rialto Investments loans held-for-sale	(42,935)	—
Decrease in Lennar Financial Services loans held-for-sale	98,363	167,423
Decrease in accounts payable and other liabilities	(74,196)	(41,108)
Net cash used in operating activities	(394,607)	(321,492)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	560	—
Net additions of operating properties and equipment	(3,531)	(1,261)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(24,149)	(14,137)
Distributions of capital from Lennar Homebuilding unconsolidated entities	53,649	8,213
Investments in and contributions to Rialto Investments unconsolidated entities	(18,306)	—
Investments in and contributions to Lennar Multifamily unconsolidated entities	(9,083)	(571)
Distributions of capital from Rialto Investments unconsolidated entities	5,182	7,680
Distributions of capital from Lennar Multifamily unconsolidated entities	35,893	9,243
Decrease in Rialto Investments defeasance cash to retire notes payable	—	219,158
Receipts of principal payments on Rialto Investments loans receivable	6,879	18,434
Proceeds from sales of Rialto Investments real estate owned	50,742	34,451
Improvements to Rialto Investments real estate owned	(2,356)	(1,716)
Purchases of loans receivables	—	(5,250)
Purchases of Lennar Homebuilding investments available-for-sale	(15,994)	(15,417)
Decrease in Lennar Financial Services loans held-for-investment, net	953	446
Purchases of Lennar Financial Services investment securities	(5,220)	(13,357)
Proceeds from maturities of Lennar Financial Services investment securities	51	14,130
Net cash provided by investing activities	$75,270	260,046

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,
	2014	2013
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(151,048)	(146,061)
Net repayments under Rialto Investments warehouse repurchase facilities	(18,169)	—
Proceeds from senior notes	500,500	450,000
Debt issuance costs of senior notes	(4,195)	(4,730)
Principal repayments on Rialto Investments notes payable	(2,101)	(304,123)
Proceeds from other borrowings	15,332	58,092
Principal payments on other borrowings	(87,502)	(63,926)
Exercise of land option contracts from an unconsolidated land investment venture	(1,540)	(1,270)
Receipts related to noncontrolling interests	74	434
Payments related to noncontrolling interests	(32,609)	(12,585)
Excess tax benefits from share-based awards	137	3,013
Common stock:
Issuances	12,420	21,668
Dividends	(8,169)	(7,693)
Net cash provided by (used in) financing activities	223,130	(7,181)
Net decrease in cash and cash equivalents	(96,207)	(68,627)
Cash and cash equivalents at beginning of period	970,505	1,310,743
Cash and cash equivalents at end of period	$874,298	1,242,116
Summary of cash and cash equivalents:
Lennar Homebuilding	$645,691	1,112,163
Lennar Financial Services	56,707	65,200
Rialto Investments	169,404	64,188
Lennar Multifamily	2,496	565
	$874,298	1,242,116
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$354	16,734
Inventory acquired in satisfaction of other assets including investments available-for-sale	$4,774	—
Purchases of inventories and other assets financed by sellers	$25,762	59,821
Non-cash contributions to Lennar Multifamily unconsolidated entities	$54,955	—
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$4,534	15,321
Non-cash acquisition of Servicer Provider	$8,317	—
Consolidation of Lennar Multifamily unconsolidated entity, net:
Operating properties and equipment	$22,495	—
Investments in Lennar Multifamily unconsolidated entity	$(10,495)	—
Noncontrolling interests	$(12,000)	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2014 presentation. These reclassifications had no impact on the Company's results of operations. As a result of the Company's change in reportable segments in the Company's Form 10-K for the year ended November 30, 2013 to include Lennar Multifamily, the Company revised the presentation of certain prior year amounts in the condensed consolidated financial statements to conform with the 2014 presentation.
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
(8) Lennar Multifamily
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
Operations of the Rialto Investments (“Rialto”) segment include raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, gains from securitization transactions and interest income from the new Rialto Mortgage Finance ("RMF") business, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures less the cost of sales of land, expenses related to construction activities, equity in loss from unconsolidated entities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2013. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Homebuilding East	$2,031,553	1,890,138
Homebuilding Central	1,079,194	963,815
Homebuilding West	3,313,733	3,108,395
Homebuilding Southeast Florida	766,805	757,125
Homebuilding Houston	371,861	307,864
Homebuilding Other	841,535	808,496
Rialto Investments	1,421,264	1,479,313
Lennar Financial Services	638,197	796,710
Lennar Multifamily	159,680	147,089
Corporate and unallocated	902,966	1,014,302
Total assets	$11,526,788	11,273,247

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues:
Homebuilding East	$390,508	288,892
Homebuilding Central	162,494	149,032
Homebuilding West	315,015	174,075
Homebuilding Southeast Florida	102,164	71,851
Homebuilding Houston	130,623	108,518
Homebuilding Other	130,581	76,076
Lennar Financial Services	76,952	95,880
Rialto Investments	46,955	25,622
Lennar Multifamily	7,803	297
Total revenues (1)	$1,363,095	990,243
Operating earnings (loss):
Homebuilding East	$50,652	22,875
Homebuilding Central	10,660	13,957
Homebuilding West (2)	53,793	12,603
Homebuilding Southeast Florida (3)	20,558	9,408
Homebuilding Houston	21,671	9,506
Homebuilding Other (4)	4,884	2,323
Lennar Financial Services	4,465	16,102
Rialto Investments	3,504	1,351
Lennar Multifamily	(6,199)	(3,534)
Total operating earnings	163,988	84,591
Corporate general and administrative expenses	38,112	31,270
Earnings before income taxes	$125,876	53,321

(1)
Total revenues are net of sales incentives of $76.5 million ($21,300 per home delivered) for the three months ended February 28, 2014 and $74.0 million ($23,300 per home delivered) for the three months ended February 28, 2013.

(2)	For the three months ended February 28, 2014, operating earnings includes $0.9 million of valuation adjustments to land the Company intends to sell or has sold to third parties.

(3)	For the three months ended February 28, 2013, operating earnings includes $1.1 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes.
(4)For the three months ended February 28, 2014, operating earnings includes $1.0 million write-offs of option deposits and pre-acquisition costs.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$143,694	81,224
Costs and expenses	145,639	81,622
Other income	—	13,361
Net earnings (loss) of unconsolidated entities	$(1,945)	12,963
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$4,990	(864)

(1)
For the three months ended February 28, 2014, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $4.5 million of equity in earnings primarily as a result of a third party land sale by one unconsolidated entity.

Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$196,420	184,521
Inventories	2,855,981	2,904,795
Other assets	139,076	147,410
	$3,191,477	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$263,895	272,940
Debt	469,011	450,457
Equity	2,458,571	2,513,329
	$3,191,477	3,236,726
As of February 28, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $689.7 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2014 and November 30, 2013 was $793.3 million and $829.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of both February 28, 2014 and November 30, 2013, the portfolio of land (including land development costs) of $237.2 million and $241.8 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
The Lennar Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(In thousands)	February 28, 2014	November 30, 2013
The Company’s net recourse exposure	$26,909	27,496
Reimbursement agreements from partners	8,921	13,500
The Company’s maximum recourse exposure	$35,830	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$60,791	61,008
Non-recourse land seller debt or other debt	4,041	20,454
Non-recourse debt with completion guarantees	272,536	245,821
Non-recourse debt without completion guarantees	95,813	82,178
Non-recourse debt to the Company	433,181	409,461
Total debt	$469,011	450,457
The Company’s maximum recourse exposure as a % of total JV debt	8%	9%
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both February 28, 2014 and November 30, 2013, the Company did not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a repayment or maintenance guarantee, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
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
As of February 28, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2014 and 2013:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	2,053,893	458,569
Net earnings (including net earnings attributable to noncontrolling interests)	79,965	—	—	—	—	78,117	1,848
Employee stock and directors plans	12,433	1	—	525	11,907	—	—
Tax benefit from employee stock plans and vesting of restricted stock	137	—	—	137	—	—	—
Amortization of restricted stock	8,739	—	—	8,739	—	—	—
Cash dividends	(8,169)	—	—	—	—	(8,169)	—
Receipts related to noncontrolling interests	74	—	—	—	—	—	74
Payments related to noncontrolling interests	(32,609)	—	—	—	—	—	(32,609)
Non-cash consolidations	13,117	—	—	—	—	—	13,117
Balance at February 28, 2014	$4,701,157	18,484	3,298	2,730,647	(616,112)	2,123,841	440,999

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	56,958	—	—	—	—	57,492	(534)
Employee stock and directors plans	21,668	33	—	4,487	17,148	—	—
Tax benefit from employee stock plans and vesting of restricted stock	3,164	—	—	3,164	—	—	—
Amortization of restricted stock	6,486	—	—	6,486	—	—	—
Cash dividends	(7,693)	—	—	—	—	(7,693)	—
Receipts related to noncontrolling interests	434	—	—	—	—	—	434
Payments related to noncontrolling interests	(12,585)	—	—	—	—	—	(12,585)
Balance at February 28, 2013	$4,069,640	17,273	3,298	2,436,078	(615,698)	1,654,930	573,759
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three months ended February 28, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three months ended February 28, 2014 and 2013, treasury stock decreased by 0.3 million and 0.5 million shares of Class A common stock, respectively, due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
During the three months ended February 28, 2014, the Company had a tax provision of $45.9 million primarily related to pre-tax earnings. During the three months ended February 28, 2013, the Company had a tax benefit of $3.6 million, which included a $25.1 million reversal of its valuation allowance, partially offset by a $21.5 million tax provision primarily related to pre-tax earnings. The effective tax rate for the three months ended February 28, 2014 and 2013 was 37.02% and (6.75%), respectively. The difference in tax rate between the two periods is primarily the result of a valuation allowance reversal during the three months ended February 28, 2013.

In accordance with ASC 740, the Company evaluates its deferred tax assets quarterly to determine if adjustments to its valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
As of February 28, 2014 and November 30, 2013, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $337.6 million and $376.8 million, respectively. The net deferred tax assets included a valuation allowance of $12.7 million as of both February 28, 2014 and November 30, 2013, primarily related to state net operating loss ("NOL") carryforwards that may expire due to short carryforward periods.
At February 28, 2014 and November 30, 2013, the Company had federal tax effected NOL carryforwards totaling $55.7 million and $88.1 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. At February 28, 2014 and November 30, 2013, the Company had state tax effected NOL carryforwards totaling $139.9 million and $143.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2014 and 2033. At both February 28, 2014 and November 30, 2013, the Company had a valuation allowance of $10.6 million, respectively, against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
At both February 28, 2014 and November 30, 2013, the Company had $10.5 million of gross unrecognized tax benefits. At February 28, 2014, the Company had $22.3 million accrued for interest and penalties, of which $3.2 million was recorded during the three months ended February 28, 2014. At November 30, 2013, the Company had $19.1 million accrued for interest and penalties.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2014	2013
Numerator:
Net earnings attributable to Lennar	$78,117	57,492
Less: distributed earnings allocated to nonvested shares	98	102
Less: undistributed earnings allocated to nonvested shares	842	664
Numerator for basic earnings per share	77,177	56,726
Plus: interest on 3.25% convertible senior notes due 2021 and 2.00% convertible senior notes due 2020 (1)	1,982	2,826
Plus: undistributed earnings allocated to convertible shares	842	662
Less: undistributed earnings reallocated to convertible shares	770	588
Numerator for diluted earnings per share	$79,231	59,626
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	201,955	189,548
Effect of dilutive securities:
Share-based payments	10	573
Convertible senior notes	25,670	35,896
Denominator for diluted earnings per share - weighted average common shares outstanding	227,635	226,017
Basic earnings per share	$0.38	0.30
Diluted earnings per share	$0.35	0.26

(1)
Interest on the 2.00% convertible senior notes due 2020 is only included in the three months ended February 28, 2013 because the holders of the 2.00% convertible senior notes due 2020 converted the notes into shares of Class A common stock in November 30, 2013.

For both the three months ended February 28, 2014 and 2013, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$56,707	73,066
Restricted cash	7,015	10,283
Receivables, net (1)	81,281	127,223
Loans held-for-sale (2)	314,771	414,231
Loans held-for-investment, net	26,362	26,356
Investments held-to-maturity	67,022	62,344
Goodwill	34,046	34,046
Other (3)	50,993	49,161
	$638,197	796,710
Liabilities:
Notes and other debts payable	$223,118	374,166
Other (4)	153,967	169,473
	$377,085	543,639

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of February 28, 2014 and November 30, 2013, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $10.1 million and $7.3 million as of February 28, 2014 and November 30, 2013, respectively. In addition, other assets also includes forward contracts carried at fair value of $1.4 million as of November 30, 2013.

(4)
Other liabilities include $72.5 million and $74.5 million as of February 28, 2014 and November 30, 2013, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $4.3 million as of February 28, 2014.

At February 28, 2014, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2014	$325,000
364-day warehouse repurchase facility that matures February 2015 (1)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
Totals	$775,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $223.1 million and $374.2 million at February 28, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $319.9 million and $452.5 million at February 28, 2014 and November 30, 2013, respectively. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Loan origination liabilities, beginning of period	$9,311	7,250
Provision for losses during the period	293	413
Adjustments to pre-existing provisions for losses from changes in estimates	—	96
Payments/settlements	(19)	(153)
Loan origination liabilities, end of period	$9,585	7,606
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of February 28, 2014 and November 30, 2013 was $7.5 million and $7.9 million, respectively. At February 28, 2014, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $3.8 million. At November 30, 2013, the recorded investment in the impaired loans with a valuation allowance was $4.0 million, net of an allowance of $3.9 million. The average recorded investment in impaired loans totaled $3.9 million and $3.2 million for the three months ended February 28, 2014 and 2013, respectively.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$169,404	201,496
Restricted cash	18,489	2,593
Receivables, net (1)	52,156	111,833
Loans receivable, net	265,419	278,392
Loans held-for-sale (2)	86,857	44,228
Real estate owned - held-for-sale	186,234	197,851
Real estate owned - held-and-used, net	405,675	428,989
Investments in unconsolidated entities	164,759	154,573
Investments held-to-maturity	16,359	16,070
Other (3)	55,912	43,288
	$1,421,264	1,479,313
Liabilities:
Notes and other debts payable (4)	$421,758	441,883
Other (5)	50,797	55,125
	$472,555	497,008

(1)	Receivables, net primarily relate to loans sold but not settled as of February 28, 2014 and November 30, 2013, respectively.

(2)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(3)	Other assets include credit default swaps carried at fair value of $1.6 million and $0.8 million as of February 28, 2014 and November 30, 2013, respectively.

(4)
Notes and other debts payable include $250 million related to the 7.00% Senior Notes due 2018 ("7.00% Senior Notes") as of both February 28, 2014 and November 30, 2013 and also include $57.8 million and $76.0 million as of February 28, 2014 and November 30, 2013, respectively, related to the RMF warehouse repurchase financing agreements.

(5)
Other liabilities include interest rate swaps and swap futures carried at fair value of $0.5 million as of February 28, 2014 and credit default swaps carried at fair value of $1.1 million and $0.3 million as of February 28, 2014 and November 30, 2013, respectively.

Rialto’s operating earnings were as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$46,955	25,622
Costs and expenses	47,576	31,771
Rialto Investments equity in earnings from unconsolidated entities	5,354	6,173
Rialto Investments other income (expense), net	(1,229)	1,327
Operating earnings (1)	$3,504	1,351

(1)	Operating earnings for the three months ended February 28, 2014 and 2013, include net earnings (loss) attributable to noncontrolling interests of $0.9 million and ($0.3) million, respectively.
The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Realized gains on REO sales, net	$9,509	8,671
Unrealized gain (losses) on transfer of loans receivable to REO and impairments, net	(2,377)	670
REO and other expenses	(31,172)	(12,556)
Rental and other income	22,811	4,542
Rialto Investments other income (expense), net	$(1,229)	1,327
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which was non-recourse to the Company and the LLCs. In accordance with GAAP, interest was not imputed because the notes were with, and guaranteed by, a governmental agency. The notes were secured by the loans held by the LLCs. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2013, the notes payable had been fully paid and the remaining cash collected on the loans and REO properties, net of expenses and other items were being shared 60%/40% with the FDIC. During the three months ended February 28, 2014, $53.1 million was distributed by the LLCs, of which $31.9 million was paid to the FDIC and $21.2 million was paid to Rialto, the parent company.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 28, 2014, these consolidated LLCs had total combined assets and liabilities of $676.5 million and $20.7 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both February 28, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	February 28, 2014	November 30, 2013
Land	$158,013	166,950
Single family homes	55,274	59,647
Commercial properties	39,103	38,060
Other	13,029	13,735
Loans receivable, net	$265,419	278,392
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
The Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its FDIC Portfolios and Bank Portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses but can be reversed if conditions improve.
The outstanding balance and carrying value of loans accounted for under ASC 310-30 were as follows:

(In thousands)	February 28, 2014	November 30, 2013
Outstanding principal balance	$550,701	586,901
Carrying value	$259,567	270,075
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the three months ended February 28, 2014 and 2013 was as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Accretable yield, beginning of period	$73,144	112,899
Additions	1,352	18,949
Deletions	(8,704)	(19,915)
Accretions	(9,795)	(13,845)
Accretable yield, end of period	$55,997	98,088
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent loan impairments, net of recoveries, and disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.
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

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
February 28, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$5,201	—	2,136	2,136
Single family homes	9,950	502	2,627	3,129
Commercial properties	1,500	587	—	587
Loans receivable	$16,651	1,089	4,763	5,852
November 30, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$6,791	249	2,304	2,553
Single family homes	15,125	519	4,119	4,638
Commercial properties	3,400	498	628	1,126
Loans receivable	$25,316	1,266	7,051	8,317
The average recorded investment in impaired loans totaled approximately $7 million and $37 million for the three months ended February 28, 2014 and 2013, respectively.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses but can be reversed if conditions improve. The activity in the Company's allowance rollforward related to accrual loans was as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Allowance on accrual loans, beginning of period	$18,952	12,178
Provision for loan losses, net of recoveries	6,637	6,077
Charge-offs	(667)	(1,404)
Allowance on accrual loans, end of period	$24,922	16,851

Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. The risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. The activity in the Company's allowance rollforward related to nonaccrual loans was as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Allowance on nonaccrual loans, beginning of period	$1,213	3,722
Provision for loan losses	79	1,013
Charge-offs	(868)	(3,025)
Allowance on nonaccrual loans, end of period	$424	1,710
Accrual and nonaccrual loans receivable by risk categories were as follows:
February 28, 2014

(In thousands)	Accrual	Nonaccrual	Total
Land	$155,877	2,136	158,013
Single family homes	52,145	3,129	55,274
Commercial properties	38,516	587	39,103
Other	13,029	—	13,029
Loans receivable	$259,567	5,852	265,419
November 30, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$164,397	2,553	166,950
Single family homes	55,009	4,638	59,647
Commercial properties	36,934	1,126	38,060
Other	13,735	—	13,735
Loans receivable	$270,075	8,317	278,392
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

The following tables represent the activity in REO:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
REO - held-for-sale, beginning of period	$197,851	134,161
Additions	—	594
Improvements	1,593	1,016
Sales	(41,233)	(25,780)
Impairments and unrealized losses	(1,791)	(699)
Transfers from held-and-used, net (1)	29,814	69,386
REO - held-for-sale, end of period	$186,234	178,678

	Three Months Ended
	February 28,
(In thousands)	2014	2013
REO - held-and-used, net, beginning of period	$428,989	601,022
Additions	8,034	16,192
Improvements	763	700
Impairments	(904)	(96)
Depreciation	(1,393)	(1,159)
Transfers to held-for-sale (1)	(29,814)	(69,386)
REO - held-and-used, net, end of period	$405,675	547,273

(1)
During the three months ended February 28, 2014 and 2013, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three months ended February 28, 2014 and 2013, the Company recorded $9.5 million and $8.7 million, respectively, of net gains from sales of REO. For the three months ended February 28, 2014 and 2013, the Company recorded net gains (losses) of ($0.1) million and $1.5 million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto Investments other income (expense), net.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the three months ended February 28, 2014, RMF originated loans with a total principal balance of $295.5 million and sold $253.0 million of these loans into two separate securitizations. An additional $52.2 million of these originated loans were sold but not settled into a securitization trust as of February 28, 2014, and thus were included in receivables, net. As of February 28, 2014 and November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. Borrowings under these facilities were $57.8 million and $76.0 million as of February 28, 2014 and November 30, 2013, respectively.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At both February 28, 2014 and November 30, 2013, the carrying amount of the 7.00% Senior Notes was $250 million. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at February 28, 2014.
Subsequent to the first quarter of 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private offering with no registration rights. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto intends to use the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes.

Investments
All of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Company's investments' assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations, the Company’s share of which are recorded in the Rialto Investments equity in earnings from unconsolidated entities financial statement line item.
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three months ended February 28, 2014 and 2013. The carrying value of the investment securities at February 28, 2014 and November 30, 2013, was $16.4 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
A subsidiary in the Rialto segment had an approximately 5% investment in a financial services company (the “Servicer Provider”) that has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million. In January 2014, Rialto acquired 100% of the loan servicing business segment of the Servicer Provider in exchange for its 5% investment interest. At acquisition date, the provisional fair value of the assets acquired were $20.8 million, the provisional goodwill recorded was $5.1 million and the provisional fair value of the liabilities assumed were $17.6 million.
The Rialto Real Estate Investment Fund, LP ("Fund I") had equity commitments and contributions of $700 million (including $75 million by the Company). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three months ended February 28, 2014 and 2013, the Company received distributions of $3.2 million and $7.7 million, respectively, as a return of capital from Fund I. As of February 28, 2014 and November 30, 2013, the carrying value of the Company’s investment in Fund I was $77.6 million and $75.7 million, respectively. For the three months ended February 28, 2014 and 2013, the Company’s share of earnings from Fund I was $5.1 million and $6.4 million, respectively.
In December 2012, the Rialto segment completed the first closing of the Real Estate Fund II, LP ("Fund II"), which included $100 million committed by the Company. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. As of February 28, 2014, Fund II was closed to additional commitments with equity commitments of $1.3 billion, including $100 million by the Company. As of February 28, 2014, $660 million of the $1.3 billion in equity commitments had been called, of which, the Company contributed its portion of $50.6 million. During the three months ended February 28, 2014, $148.6 million in equity commitments was called, none of which was called from the Company due to new investors coming in to Fund II. During the three months ended February 28, 2014, the Company received distributions of $2.0 million as a return of capital from Fund II. As of February 28, 2014 and November 30, 2013, the carrying value of the Company's investment in Fund II was $51.2 million and $53.1 million, respectively.
In 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Rialto Mezzanine Partners Fund (the “Mezzanine Fund”) with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of February 28, 2014, the Mezzanine Fund had total equity commitments and capital invested of $82 million, including $25 million committed and invested by the Company, of which $8.6 million was contributed by the Company during three months ended February 28, 2014. As of February 28, 2014 and November 30, 2013, the carrying value of the Company's investment in the Mezzanine Fund was $25.6 million and $16.7 million, respectively. For the three months ended February 28, 2014, the Company's share of earnings from the Mezzanine Fund was $0.3 million.
In 2014, the Rialto segment formed the Rialto Capital CMBS Fund, LP (the "CMBS Fund"). The general purpose of the CMBS Fund is to acquire, own and/or dispose of securities whose value and income payments are derived from and collateralized by a specific pool of underlying assets, which are CMBS. As of February 28, 2014, the CMBS Fund had total invested capital of $14.7 million, including $9.7 million contributed by the Company during the three months ended February 28, 2014. As of February 28, 2014, the carrying value of the Company's investment in the CMBS Fund was $9.7 million.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$234,811	332,968
Loans receivable	585,271	523,249
Real estate owned	321,928	285,565
Investment securities	436,234	149,350
Investments in partnerships	238,935	381,555
Other assets	28,415	191,624
	$1,845,594	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$30,725	108,514
Notes payable	317,306	398,445
Partner loans	—	163,940
Equity	1,497,563	1,193,412
	$1,845,594	1,864,311
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$31,427	53,343
Costs and expenses	26,109	59,114
Other income, net (1)	48,170	56,001
Net earnings of unconsolidated entities	$53,488	50,230
Rialto Investments equity in earnings from unconsolidated entities	$5,354	6,173

(1)	Other income, net, for the three months ended February 28, 2014 and 2013 includes Fund I and Fund II's realized and unrealized gains on investments as well as other income from REO.

(9)	Lennar Multifamily Segment
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$2,496	519
Land under development	62,145	88,260
Consolidated inventory not owned	5,000	10,500
Investments in unconsolidated entities	63,876	46,301
Other assets (1)	26,163	1,509
	$159,680	147,089
Liabilities:
Accounts payable and other liabilities	$19,965	17,518
Notes payable	1,960	13,858
Liabilities related to consolidated inventory not owned	4,200	10,150
	$26,125	41,526

(1)	As of February 28, 2014, other assets include $22.8 million of operating properties related to a consolidated VIE.
Since 2012, the Company has become actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Lennar Multifamily segment's unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. All construction cost over-runs would be paid by the Company. As of February 28, 2014, the fair value of the completion guarantees is immaterial. As of February 28, 2014 and November 30, 2013, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $75.9 million and $51.6 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$5,701	5,800
Operating properties and equipment	336,857	236,528
Other assets	7,127	3,460
	$349,685	245,788
Liabilities and equity:
Accounts payable and other liabilities	$31,388	11,147
Notes payable	75,889	51,604
Equity	242,408	183,037
	$349,685	245,788

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$—	—
Costs and expenses	143	15
Net loss of unconsolidated entities	$(143)	(15)
Lennar Multifamily equity in loss from unconsolidated entities	$(75)	(3)

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 28, 2014 and November 30, 2013 included $194.9 million and $172.3 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2014	November 30, 2013
5.50% senior notes due 2014	$249,640	249,640
5.60% senior notes due 2015	500,400	500,527
6.50% senior notes due 2016	249,904	249,886
12.25% senior notes due 2017	395,780	395,312
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,323	248,167
4.125% senior notes due 2018	274,995	274,995
4.50% senior notes due 2019	500,500	—
2.75% convertible senior notes due 2020	419,819	416,041
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,012	571,012
Mortgages notes on land and other debt	455,092	489,602
	$4,664,715	4,194,432
At February 28, 2014, the Company had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017, $150 million of letter of credit facilities with a financial institution and a $120 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. The Company believes it was in compliance with its debt covenants at February 28, 2014.
The Company’s performance letters of credit outstanding were $175.2 million and $160.6 million, respectively, at February 28, 2014 and November 30, 2013. The Company’s financial letters of credit outstanding were $232.2 million and $212.8 million, respectively, at February 28, 2014 and November 30, 2013. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2014, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $759.4 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2014, there were approximately $341.9 million, or 45%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In February 2014, the Company originally issued $400 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes") at a price of 100%. The Company issued an additional $100 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $496.6 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At February 28, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.
At both February 28, 2014 and November 30, 2013, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended February 28, 2014 and 2013 was $38.78 and $39.54, respectively, which exceeded the conversion price, thus 8.6 million shares and 8.9 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both February 28, 2014 and November 30, 2013, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At February 28, 2014 and November 30, 2013, the carrying amount of the equity component included in stockholders’ equity was $26.2 million and $30.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $419.8 million and $416.0 million, respectively.
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

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Warranty reserve, beginning of period	$102,580	84,188
Warranties issued during the period	10,392	8,759
Adjustments to pre-existing warranties from changes in estimates (1)	2,120	2,949
Payments	(13,995)	(10,688)
Warranty reserve, end of period	$101,097	85,208

(1)
The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2014 and 2013 primarily relate to specific claims received in certain of our homebuilding communities.

(14)	Share-Based Payments
During both the three months ended February 28, 2014 and 2013, the Company did not grant any stock options or nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Stock options	$2	—
Nonvested shares	8,739	6,486
Total compensation expense for share-based awards	$8,741	6,486

(15)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2014 and November 30, 2013, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		February 28, 2014		November 30, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$265,419	290,386	278,392	305,810
Investments held-to-maturity	Level 3	$16,359	16,245	16,070	15,952
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,362	26,057	26,356	26,095
Investments held-to-maturity	Level 2	$67,022	67,303	62,344	62,580
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,664,715	5,723,026	4,194,432	4,971,500
Rialto Investments notes and other debts payable	Level 2	$421,758	415,547	441,883	438,373
Lennar Financial Services notes and other debts payable	Level 2	$223,118	223,118	374,166	374,166
Lennar Multifamily notes payable	Level 2	$1,960	1,960	13,858	13,858
The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding and Lennar Multifamily—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Rialto Investments—The fair values for loans receivable, net is based on discounted cash flows, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using the Company’s weighted average borrowing rate and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short maturities.
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2014	Fair Value at November 30, 2013
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$314,771	414,231
Mortgage loan commitments	Level 2	$10,130	7,335
Forward contracts	Level 2	$(4,277)	1,444
Lennar Homebuilding:
Investments available-for-sale	Level 3	$59,880	40,032
Rialto Investments Financial Assets:
Loans held-for-sale (2)	Level 3	$86,857	44,228
Credit default swaps	Level 2	$1,588	788
Rialto Investments Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$(467)	(31)
Credit default swaps	Level 2	$(1,146)	(318)

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $314.8 million at February 28, 2014 exceeds their aggregate principal balance of $300.8 million by $14.0 million. The aggregate fair value of loans held-for-sale of $414.2 million at November 30, 2013 exceeds their aggregate principal balance of $399.0 million by $15.3 million.

(2)
The aggregate fair value of Rialto Investments loans held-for-sale of $86.9 million at February 28, 2014 exceeds their aggregate principal balance of $86.4 million by $0.5 million. The aggregate fair value of loans held-for-sale of $44.2 million at November 30, 2013 exceeds their aggregate principal balance of $44.0 million by $0.2 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2014 and November 30, 2013. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of February 28, 2014 and November 30, 2013.
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Lennar Homebuilding investments available-for-sale— The fair value of these investments is based on third party valuations and/or estimated by the Company on the basis of discounted cash flows.
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
Rialto Investments interest rate swaps and swap futures— The fair value of interest rate swaps and swap futures (derivatives) is based on quoted market prices for identical investments traded in active markets.
Rialto Investments credit default swaps— The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
Gains (losses) of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. Gains (losses) of Rialto financial instruments measured at fair value are recognized in the Rialto segment's operating earnings. Gains (losses) related to the Lennar Homebuilding investments available-for-sale during the three months ended February 28, 2014 and 2013 were deferred as a result of the Company's continuing involvement in the underlying real estate collateral. There were no gains (losses) recognized for the Lennar Homebuilding investments available-for-sale during the three months ended February 28, 2014 and 2013. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(1,240)	(10,780)
Mortgage loan commitments	$2,794	(705)
Forward contracts	$(5,721)	442
Changes in fair value included in Rialto Investments revenues:
Financial Assets:
Loans held-for-sale	$553	—
Credit default swaps	$800	—
Financial Liabilities:
Interest rate swaps and swap futures	$(436)	—
Credit default swaps	$(828)	—
Interest income on Lennar Financial Services loans held-for-sale and Rialto Investments loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto Investments' statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2014, the segment had open commitments amounting to $535.0 million to sell MBS with varying settlement dates through May 2014.

The following table represents a reconciliation of the beginning and ending balance for the Lennar Homebuilding Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Investments available-for-sale, beginning of period	$40,032	19,591
Purchases and other (1)	15,994	12,227
Changes in fair value (2)	4,928	—
Settlements (3)	(1,074)	—
Investments available-for-sale, end of period	$59,880	31,818

(1)	Represents investments in community development district bonds that mature at various dates between 2037 and 2039.

(2)
Amount represents changes in fair value during the three months ended February 28, 2014. The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during the three months ended February 28, 2014 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company redeemed the bonds.

The following table represents a reconciliation of the beginning and ending balance for Rialto Investments Level 3 recurring fair value measurements (loans held-for-sale):

Three Months Ended
February 28,
(In thousands)	2014
Rialto Investments loans held-for-sale, beginning of period	$44,228
Loan originations	295,508
Origination loans sold, including those not settled	(253,038)
Interest and principal paydowns	(394)
Changes in fair value	553
Rialto Investments loans held-for-sale, end of period	$86,857
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs and Rialto Investments real estate owned assets. The fair values included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 28, 2014	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Land and land under development (2)	Level 3	$6,143	(870)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$23,960	(1,791)
REO - held-and-used, net (4)	Level 3	$16,679	(586)

(1)
Represents total losses due to valuation adjustments or gains (losses) from acquisitions of real estate through foreclosure including REO impairments recorded during the three months ended February 28, 2014.

(2)
Land and land under development with an aggregate carrying value of $7.0 million were written down to their fair value of $6.1 million, resulting in valuation adjustments of $0.9 million, which were included in Lennar Homebuilding costs and expenses in the Company's statement of operations for the three months ended February 28, 2014.

(3)
REO held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of transfer. Upon transfer, the REO held-for-sale, had a carrying value of $6.4 million and a fair value of $6.0 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of transfer or management’s best estimate. The losses upon transfer of REO held-for-sale, were $0.4 million. As part of management’s periodic valuations of its REO held-for-sale, during the three months ended February 28, 2014, REO held-for-sale, with an aggregate value of $19.3 million were written down to their fair value of $17.9 million, resulting in impairments of $1.4 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 28, 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $7.7 million and a fair value of $8.0 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO held-and-used, net, were $0.3 million. As part of management’s periodic valuations of its REO held-and-used, net, during the three months ended February 28, 2014, REO held-and-used, net, with an aggregate value of $9.5 million were written down to their fair value of $8.6 million, resulting in impairments of $0.9 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 28, 2014.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 28, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,941	(1,255)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$8,447	(271)
REO - held-and-used, net (4)	Level 3	$18,211	941

(1)
Represents total losses due to valuation adjustments or gains (losses) from acquisitions of real estate through foreclosure including REO impairments recorded during the three months ended February 28, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $4.2 million were written down to their fair value of $2.9 million, resulting in valuation adjustments of $1.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 28, 2013.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale had a carrying value of $0.2 million and a fair value of $0.6 million. The fair value of REO held-for-sale is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO held-for-sale were $0.4 million. As part of management's periodic valuations of its REO held-for-sale during the three months ended February 28, 2013, REO held-for-sale with an aggregate value of $8.5 million were written down to their fair value of $7.8 million, resulting in impairments of $0.7 million. These gains and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the three months ended February 28, 2013.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $15.2 million and a fair value of $16.2 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO held-and-used, net, were $1.0 million. As part of management's periodic valuations of its REO held-and-used, net, during the three months ended February 28, 2013, REO held-and-used, net, with an aggregate value of $2.1 million were written down to their fair value of $2.0 million, resulting in impairments of $0.1 million. These gains and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 28, 2013.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 546 and 482 active communities, excluding unconsolidated entities, as of February 28, 2014 and 2013, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
In the three months ended February 28, 2014, the Company reviewed its communities for potential indicators of impairments and identified 26 communities with 1,071 homesites and a corresponding carrying value of $89.3 million as having potential indicators of impairment. Of those communities identified, the Company recorded no impairments for the three months ended February 28, 2014.

REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three months ended February 28, 2014, the capitalization rates used to estimate fair value ranged from 9% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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

The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 28, 2014. Based on the Company's evaluation, it consolidated an entity within its Lennar Multifamily segment that had total combined assets of $22.9 million during the three months ended February 28, 2014. In addition, during the three months ended February 28, 2014, there were no VIEs that were deconsolidated.
At February 28, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $689.7 million and $716.9 million, respectively, the Rialto segment’s investments in unconsolidated entities were $164.8 million and $154.6 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $63.9 million and $46.3 million, respectively.
Consolidated VIEs
As of February 28, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.1 billion and $248.0 million, respectively. As of November 30, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.2 billion and $294.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of February 28, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$174,049	251,634
Rialto Investments (2)	16,359	16,359
Lennar Multifamily (3)	38,464	67,520
	$228,872	335,513
As of November 30, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$195,720	301,315
Rialto Investments (2)	24,393	24,393
Lennar Multifamily (3)	25,874	55,002
	$245,987	380,710

(1)
At February 28, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in unconsolidated VIEs, except with regard to a $67.5 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing and $9.9 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum exposure to loss related to Lennar Homebuilding unconsolidated entities. At November 30, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investment in the unconsolidated VIEs, except with regard to $90.5 million remaining commitment to fund an unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing and $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum exposure to loss related to Lennar Homebuilding unconsolidated entities.

(2)
At both February 28, 2014 and November 30, 2013, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs is limited to its investments in unconsolidated VIEs. At February 28, 2014 and November 30, 2013, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $16.4 million and $16.1 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At February 28, 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $28.2 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2013, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $28.0 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $9.9 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $28.2 million of letters of credit outstanding for certain of Lennar Multifamily unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except with regard to a $67.5 million remaining commitment to fund an unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2014, the effect of take-downs and consolidation of option contracts was a net decrease of $63.0 million to consolidated inventory not owned with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract, partially offset by the consolidation of a new option contract due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $111.9 million and $129.2 million at February 28, 2014 and November 30, 2013, respectively. Additionally, the Company had posted $28.0 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2014 and November 30, 2013, respectively.

(17)	New Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance was effective for the Company's fiscal year beginning December 1, 2013 and subsequent interim periods. The adoption of this guidance, which is related to disclosure only, did not have a material effect on the Company’s condensed consolidated financial statements.
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

(18)	Supplemental Financial Information
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at February 28, 2014, they were guaranteeing Lennar Corporation's $150 million of letter of credit facilities, a $120 million letter of credit facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(18) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2014 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$496,568	226,019	36,879	—	759,466
Inventories	—	7,053,564	93,772	—	7,147,336
Investments in unconsolidated entities	—	676,167	13,582	—	689,749
Other assets	127,536	492,481	85,424	5,655	711,096
Investments in subsidiaries	4,245,887	276,396	—	(4,522,283)	—
Intercompany	3,864,430	—	—	(3,864,430)	—
	8,734,421	8,724,627	229,657	(8,381,058)	9,307,647
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	405,675	—	405,675
Rialto Investments all other assets	—	—	1,015,589	—	1,015,589
Lennar Financial Services	—	72,405	565,792	—	638,197
Lennar Multifamily	—	136,741	22,939	—	159,680
Total assets	$8,734,421	8,933,773	2,239,652	(8,381,058)	11,526,788
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$264,640	623,476	61,403	—	949,519
Liabilities related to consolidated inventory not owned	—	335,632	—	—	335,632
Senior notes and other debts payable	4,209,623	364,922	90,170	—	4,664,715
Intercompany	—	3,792,287	72,143	(3,864,430)	—
	4,474,263	5,116,317	223,716	(3,864,430)	5,949,866
Rialto Investments	—	—	472,555	—	472,555
Lennar Financial Services	—	24,368	347,062	5,655	377,085
Lennar Multifamily	—	26,125	—	—	26,125
Total liabilities	4,474,263	5,166,810	1,043,333	(3,858,775)	6,825,631
Stockholders’ equity	4,260,158	3,766,963	755,320	(4,522,283)	4,260,158
Noncontrolling interests	—	—	440,999	—	440,999
Total equity	4,260,158	3,766,963	1,196,319	(4,522,283)	4,701,157
Total liabilities and equity	$8,734,421	8,933,773	2,239,652	(8,381,058)	11,526,788

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$562,134	192,945	28,430	—	783,509
Inventories	—	6,507,172	93,876	—	6,601,048
Investments in unconsolidated entities	—	702,291	14,658	—	716,949
Other assets	116,657	539,264	86,773	5,935	748,629
Investments in subsidiaries	4,305,887	325,906	—	(4,631,793)	—
Intercompany	3,191,611	—	—	(3,191,611)	—
	8,176,289	8,267,578	223,737	(7,817,469)	8,850,135
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	428,989	—	428,989
Rialto Investments all other assets	—	—	1,050,324	—	1,050,324
Lennar Financial Services	—	76,160	720,550	—	796,710
Lennar Multifamily	—	147,089	—	—	147,089
Total assets	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$302,558	623,709	58,029	—	984,296
Liabilities related to consolidated inventory not owned	—	384,876	—	—	384,876
Senior notes and other debts payable	3,704,830	400,044	89,558	—	4,194,432
Intercompany	—	3,183,664	7,947	(3,191,611)	—
	4,007,388	4,592,293	155,534	(3,191,611)	5,563,604
Rialto Investments	—	—	497,008	—	497,008
Lennar Financial Services	—	30,045	507,659	5,935	543,639
Lennar Multifamily	—	41,526	—	—	41,526
Total liabilities	4,007,388	4,663,864	1,160,201	(3,185,676)	6,645,777
Stockholders’ equity	4,168,901	3,826,963	804,830	(4,631,793)	4,168,901
Noncontrolling interests	—	—	458,569	—	458,569
Total equity	4,168,901	3,826,963	1,263,399	(4,631,793)	4,627,470
Total liabilities and equity	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,231,385	—	—	1,231,385
Lennar Financial Services	—	30,869	51,424	(5,341)	76,952
Rialto Investments	—	—	46,955	—	46,955
Lennar Multifamily	—	7,803	—	—	7,803
Total revenues	—	1,270,057	98,379	(5,341)	1,363,095
Cost and expenses:
Lennar Homebuilding	—	1,067,352	(2,457)	(540)	1,064,355
Lennar Financial Services	—	34,695	42,420	(4,628)	72,487
Rialto Investments	—	—	47,576	—	47,576
Lennar Multifamily	—	13,927	—	—	13,927
Corporate general and administrative	36,846	—	—	1,266	38,112
Total costs and expenses	36,846	1,115,974	87,539	(3,902)	1,236,457
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	5,311	(321)	—	4,990
Lennar Homebuilding other income, net	—	2,879	—	10	2,889
Other interest expense	(1,429)	(12,691)	—	1,429	(12,691)
Rialto Investments equity in earnings from unconsolidated entities	—	—	5,354	—	5,354
Rialto Investments other expense, net	—	—	(1,229)	—	(1,229)
Lennar Multifamily equity in loss from unconsolidated entities	—	(75)	—	—	(75)
Earnings (loss) before income taxes	(38,275)	149,507	14,644	—	125,876
Benefit (provision) for income taxes	14,169	(55,360)	(4,720)	—	(45,911)
Equity in earnings from subsidiaries	102,223	5,566	—	(107,789)	—
Net earnings (including net earnings attributable to noncontrolling interests)	78,117	99,713	9,924	(107,789)	79,965
Less: Net earnings attributable to noncontrolling interests	—	—	1,848	—	1,848
Net earnings attributable to Lennar	$78,117	99,713	8,076	(107,789)	78,117

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	868,444	—	—	868,444
Lennar Financial Services	—	36,076	65,010	(5,206)	95,880
Rialto Investments	—	—	25,622	—	25,622
Lennar Multifamily	—	297	—	—	297
Total revenues	—	904,817	90,632	(5,206)	990,243
Cost and expenses:
Lennar Homebuilding	—	776,024	3,022	(372)	778,674
Lennar Financial Services	—	37,018	47,656	(4,896)	79,778
Rialto Investments	—	—	31,771	—	31,771
Lennar Multifamily	—	3,828	—	—	3,828
Corporate general and administrative	30,005	—	—	1,265	31,270
Total costs and expenses	30,005	816,870	82,449	(4,003)	925,321
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(1,487)	623	—	(864)
Lennar Homebuilding other income, net	228	7,787	—	(218)	7,797
Other interest expense	(1,421)	(26,031)	—	1,421	(26,031)
Rialto Investments equity in earnings from unconsolidated entities	—	—	6,173	—	6,173
Rialto Investments other income, net	—	—	1,327	—	1,327
Lennar Multifamily equity in loss from unconsolidated entities	—	(3)	—	—	(3)
Earnings (loss) before income taxes	(31,198)	68,213	16,306	—	53,321
Benefit (provision) for income taxes	7,402	2,950	(6,715)	—	3,637
Equity in earnings from subsidiaries	81,288	8,388	—	(89,676)	—
Net earnings (including net loss attributable to noncontrolling interests)	57,492	79,551	9,591	(89,676)	56,958
Less: Net loss attributable to noncontrolling interests	—	—	(534)	—	(534)
Net earnings attributable to Lennar	$57,492	79,551	10,125	(89,676)	57,492

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$78,117	99,713	9,924	(107,789)	79,965
Distributions of earnings from guarantor and non-guarantor subsidiaries	102,223	5,566	—	(107,789)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(134,710)	(568,041)	120,390	107,789	(474,572)
Net cash provided by (used in) operating activities	45,630	(462,762)	130,314	(107,789)	(394,607)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	28,767	733	—	29,500
Investments in and contributions to Rialto Investments unconsolidated entities, net of distributions of capital	—	—	(13,124)	—	(13,124)
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	26,810	—	—	26,810
Receipts of principal payments on Rialto Investments loans receivable	—	—	6,879	—	6,879
Proceeds from sales of Rialto Investments real estate owned	—	—	50,742	—	50,742
Other	(157)	(16,229)	(9,151)	—	(25,537)
Distributions of capital from guarantor subsidiaries	60,000	—	—	(60,000)	—
Intercompany	(672,239)	—	—	672,239	—
Net cash provided by (used in) investing activities	(612,396)	39,348	36,079	612,239	75,270
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(151,048)	—	(151,048)
Net repayments under Rialto investments warehouse repurchase facilities	—	—	(18,169)	—	(18,169)
Net proceeds from senior notes	496,600	—	(295)	—	496,305
Principal repayments on Rialto Investments notes payable	—	—	(2,101)	—	(2,101)
Net repayments on other borrowings	—	(72,097)	(73)	—	(72,170)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(32,535)	—	(32,535)
Excess tax benefits from share-based awards	137	—	—	—	137
Common stock:
Issuances	12,420	—	—	—	12,420
Dividends	(8,169)	(99,713)	(68,076)	167,789	(8,169)
Intercompany	—	609,943	62,296	(672,239)	—
Net cash provided by (used in) financing activities	500,988	436,593	(210,001)	(504,450)	223,130
Net (decrease) increase in cash and cash equivalents	(65,778)	13,179	(43,608)	—	(96,207)
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$481,323	165,932	227,043	—	874,298

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$57,492	79,551	9,591	(89,676)	56,958
Distributions of earnings from guarantor and non-guarantor subsidiaries	73,558	8,388	—	(81,946)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(104,457)	(500,585)	136,916	89,676	(378,450)
Net cash provided by (used in) operating activities	26,593	(412,646)	146,507	(81,946)	(321,492)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net of distribution of capital	—	(5,732)	(192)	—	(5,924)
Distributions of capital from Rialto Investments unconsolidated entities, net of investments in and contributions to	—	—	7,680	—	7,680
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	8,672	—	—	8,672
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	219,158	—	219,158
Receipts of principal payments on Rialto Investments loans receivable	—	—	18,434	—	18,434
Proceeds from sales of Rialto Investments real estate owned	—	—	34,451	—	34,451
Other	—	(15,924)	(6,501)	—	(22,425)
Intercompany	(523,037)	—	—	523,037	—
Net cash provided by (used in) investing activities	(523,037)	(12,984)	273,030	523,037	260,046
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(20)	(146,041)	—	(146,061)
Net proceeds from senior notes	445,270	—	—	—	445,270
Principal repayments on Rialto Investments notes payable	—	—	(304,123)	—	(304,123)
Net borrowings (repayments) on other borrowings	—	(12,434)	6,600	—	(5,834)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,270)	—	—	(1,270)
Net payments related to noncontrolling interests	—	—	(12,151)	—	(12,151)
Excess tax benefit from share-based awards	3,013	—	—	—	3,013
Common stock:
Issuances	21,668	—	—	—	21,668
Dividends	(7,693)	(71,821)	(10,125)	81,946	(7,693)
Intercompany	—	507,524	15,513	(523,037)	—
Net cash provided by (used in) financing activities	462,258	421,979	(450,327)	(441,091)	(7,181)
Net decrease in cash and cash equivalents	(34,186)	(3,651)	(30,790)	—	(68,627)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$919,292	188,722	134,102	—	1,242,116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2013.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market is in a solid recovery mode; our belief that we will achieve profitability in fiscal 2014; our belief regarding the fundamental drivers of improvement in the housing market, and regarding constrained inventories; our expectation that the main driver of our earnings will continue to be our homebuilding and Financial Services operations; our belief that we are well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% during fiscal 2014; our intent to settle the 2.75% Convertible Senior Notes in cash; our expectation regarding our variability in our quarterly results; our belief that Rialto Mortgage Finance ("RMF") will be a significant contributor to our Rialto Investments' revenues in the near future; our expectation regarding earnings for our Rialto Investments segment in fiscal 2014; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; and our estimates regarding certain tax matters, including expectations regarding our effective tax rate in fiscal 2014, and accounting valuations, and our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Some of the most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include but are not limited to the following: a slowdown in the recovery of real estate markets across the nation, or any further downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; unfavorable or unanticipated outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur non-recurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our consolidated financial statements for a particular reporting period; and our ability to successfully estimate the impact of certain accounting and tax matters.
Please see our Form 10-K, for the fiscal year ended November 30, 2013 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
We continue to believe that the housing market is in a solid recovery mode. In the first quarter of 2014, we saw both traffic and sales volume have a steady month-by-month improvement throughout the quarter. We believe that the fundamental drivers of improvement in the housing market remain a steadily improving economy with a slowly improving employment picture, unlocking pent-up demand from the production deficit of both single and multifamily housing that took place throughout the economic downturn and through last year. Builders of both single and multifamily housing will need to increase production to make up for the production deficit. Even as the market responds, inventories are likely to remain constrained as production increases are limited by a shortage of entitled and developed land to build on in desirable locations.
While we recognize the potential headwinds from a constrained and sometimes uncertain mortgage market, including interest rate volatility, fluctuations in consumer confidence and diminishing investment purchases in the resale market, we believe that the fundamentals of short supply of available homes and pent-up demand will continue to define our strategy of land acquisition and growth and drive the housing recovery forward.
We began 2014 with a solid first quarter, with revenues and pretax earnings attributable to Lennar increasing 38% and 130%, respectively, from the first quarter of 2013. Our gross margin increased 300 basis points to 25.1%. This gross margin, combined with our selling, general and administrative expenses of 11.8%, increased our operating margin 310 basis points to 13.2% during the first quarter of 2014. In addition, we ended the quarter with a strong sales backlog, up 15% in homes and 33% in dollar value. During the first quarter of 2014, we also had strong performances from our other business segments. Our Financial Services segment produced $4.5 million of pretax earnings as it continues to build its primary business and works to replace the now diminished refinance business with a retail business across our national footprint. Rialto generated $2.6 million of operating earnings net of earnings attributable to noncontrolling interests, benefiting from our new mortgage origination and securitization business RMF and a transition from a capital-intensive business model to an asset light, fund model. Our Multifamily rental business continued to grow during the first quarter of 2014, and we ended the quarter with 15 multifamily communities, of which 2 communities were completed and operating, 2 communities were partially completed and leasing, and the remaining 11 communities were under construction. Finally, our FivePoint Communities is well positioned, managing the entitlement and development of some of the most desirable real estate assets in Southern and Northern California.
We believe that all the segments of our company are well positioned. Our company’s strategy continues to be driven by our belief that the real estate market remains positioned to continue to recover and that our company remains well positioned to benefit from such recovery. Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by increasing sales prices and reducing sales incentives, while managing increasing material, labor and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, as we are currently well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% during fiscal 2014. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as such ancillary businesses continue to mature and expand their franchises providing longer-term opportunities that we expect will enhance shareholder value. Overall, we are on track to achieve another year of profitability in fiscal 2014, as the housing market recovery continues.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $78.1 million, or $0.35 per diluted share ($0.38 per basic share) in the first quarter of 2014, which included a $45.9 million tax provision. This compared to net earnings attributable to Lennar of $57.5 million, or $0.26 per diluted share ($0.30 per basic share) in the first quarter of 2013, which included a $3.6 million tax benefit.
Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Lennar Homebuilding revenues:
Sales of homes	$1,140,231	855,081
Sales of land	91,154	13,363
Total Lennar Homebuilding revenues	1,231,385	868,444
Lennar Homebuilding costs and expenses:
Costs of homes sold	854,178	666,084
Costs of land sold	75,072	10,348
Selling, general and administrative	135,105	102,242
Total Lennar Homebuilding costs and expenses	1,064,355	778,674
Lennar Homebuilding operating margins	167,030	89,770
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	4,990	(864)
Lennar Homebuilding other income, net	2,889	7,797
Other interest expense	(12,691)	(26,031)
Lennar Homebuilding operating earnings	162,218	70,672
Lennar Financial Services revenues	76,952	95,880
Lennar Financial Services costs and expenses	72,487	79,778
Lennar Financial Services operating earnings	4,465	16,102
Rialto Investments revenues	46,955	25,622
Rialto Investments costs and expenses	47,576	31,771
Rialto Investments equity in earnings from unconsolidated entities	5,354	6,173
Rialto Investments other income (expense), net	(1,229)	1,327
Rialto Investments operating earnings	3,504	1,351
Lennar Multifamily revenues	7,803	297
Lennar Multifamily costs and expenses	13,927	3,828
Lennar Multifamily equity in loss from unconsolidated entities	(75)	(3)
Lennar Multifamily operating loss	(6,199)	(3,534)
Total operating earnings	163,988	84,591
Corporate general administrative expenses	(38,112)	(31,270)
Earnings before income taxes	$125,876	53,321

Three Months Ended February 28, 2014 versus Three Months Ended February 28, 2013
Revenues from home sales increased 33% in the first quarter of 2014 to $1.1 billion from $855.1 million in 2013. Revenues were higher primarily due to a 13% increase in the number of home deliveries, excluding unconsolidated entities, and an 18% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 3,597 homes in the first quarter of 2014 from 3,174 homes in the first quarter of 2013. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, except in our Homebuilding Central segment. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in the Homebuilding Central segment was primarily due to an increase in start-up communities. The average sales price of homes delivered increased to $316,000 in the first quarter of 2014 from $269,000 in the same period last year, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $21,300 per home delivered in the first quarter of 2014, or 6.3% as a percentage of home sales revenue, compared to $23,300 per home delivered in the same period last year, or 8.0% as a percentage of home sales revenue, and $20,600 per home delivered in the fourth quarter of 2013, or 6.3% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $286.1 million, or 25.1%, in the first quarter of 2014, compared to $189.0 million, or 22.1%, in the first quarter of 2013. Gross margin percentage on home sales improved compared to last year, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered, a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 70% of our deliveries, and a $5.5 million insurance recovery, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $16.1 million in the first quarter of 2014, compared to $3.0 million in the first quarter of 2013. The increase in gross profits on land sales included two land sale transactions related to land not currently under development that generated $65.4 million of revenues and $8.0 million of gross profits.
Selling, general and administrative expenses were $135.1 million in the first quarter of 2014, compared to $102.2 million in the first quarter of 2013. Selling, general and administrative expenses as a percentage of revenues from home sales improved to 11.8% in the first quarter of 2014, from 12.0% in the first quarter of 2013, due to improved operating leverage as a result of more active communities.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $5.0 million in the first quarter of 2014, compared to ($0.9) million in the first quarter of 2013. In the first quarter of 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $4.5 million primarily related to a third-party land sale. In the first quarter of 2013, Lennar Homebuilding equity in loss from unconsolidated entities related to our share of operating losses of Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding other income (expense), net, totaled $2.9 million in the first quarter of 2014, compared to $7.8 million in the first quarter of 2013.
Lennar Homebuilding interest expense was $41.0 million in the first quarter of 2014 ($26.4 million was included in costs of homes sold, $1.8 million in costs of land sold and $12.7 million in other interest expense), compared to $46.3 million in the first quarter of 2013 ($19.4 million was included in costs of homes sold, $0.8 million in costs of land sold and $26.0 million in other interest expense). Interest expense decreased due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $4.5 million in the first quarter of 2014, compared to $16.1 million in the first quarter of 2013. The decrease in profitability was primarily due to a decrease in the refinance volume in the segment's mortgage and title operations, as well as lower profit per transaction in the segment's mortgage operations.
In the first quarter of 2014, operating earnings for the Rialto Investments ("Rialto") segment were $2.6 million (which included $3.5 million of operating earnings, partially offset by $0.9 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $1.7 million (which included $1.4 million of operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests) in the same period last year. In the first quarter of 2014, revenues in this segment were $47.0 million, which consisted primarily of securitization revenue and interest income from RMF, Rialto's new loan origination and securitization business, accretable interest income associated with the Rialto segment's portfolio of real estate loans and fees for managing and servicing assets. This compared to revenues of $25.6 million in the same period last year, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets. Revenues increased primarily due to the new RMF business and an increase in fees for managing and servicing assets, partially offset by a decrease in interest income as a result of a decrease in the segment's portfolio of loans. In the first quarter of 2014, expenses in this segment were $47.6 million, which consisted primarily of costs related to the new RMF business, the segment's portfolio operations, loan impairments of $6.7 million, net of recoveries, primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), and other general and administrative expenses, compared to expenses of $31.8 million in the same period last year, which consisted primarily of costs related to its portfolio operations, loan impairments of $7.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses. Expenses increased primarily due to securitization expenses, general and administrative expenses related to the new RMF business and an increase in interest expense related to Rialto's issuance of senior notes in the fourth quarter of 2013.
In the first quarter of 2014, the Rialto segment also had equity in earnings from unconsolidated entities of $5.4 million, which primarily included $5.1 million of equity in earnings related to our share of earnings from the Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $6.2 million in the first quarter of 2013, which included $6.4 million of equity in earnings related to our share of earnings from the Rialto Real Estate Fund, LP ("Fund I").
In the first quarter of 2014, Rialto Investments other expense, net, was $1.2 million, which consisted primarily of expenses related to owning and maintaining real estate owned (“REO”), operating loss, net related to a prior year acquisition, and impairments on REO of $2.3 million, partially offset by realized gains on the sale of REO of $9.5 million and rental income. In the first quarter of 2013, Rialto Investments other income, net, was $1.3 million, which consisted primarily of rental income and realized gains on the sale of REO of $8.7 million, partially offset by expenses related to owning and maintaining REO.
Operating loss for the Lennar Multifamily segment was $6.2 million in the first quarter of 2014, compared to $3.5 million in the first quarter of 2013. The operating loss in Lennar Multifamily primarily related to general and administrative expenses of the segment, partially offset by management fee income.
Corporate general and administrative expenses were $38.1 million, or 2.8% as a percentage of total revenues, in the first quarter of 2014, compared to $31.3 million, or 3.2% as a percentage of total revenues, in the first quarter of 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were $1.8 million and ($0.5) million, in the first quarter of 2014 and 2013, respectively. Net earnings (loss) attributable to noncontrolling interests were related to net earnings (loss) attributable to noncontrolling interests in the homebuilding and Rialto segments.
In the first quarter of 2014, we had a tax provision of $45.9 million primarily related to first quarter 2014 pre-tax earnings. In the first quarter of 2013, we had a tax benefit of $3.6 million, which included a $25.1 million reversal of our valuation allowance, partially offset by $21.5 million tax provision primarily related to first quarter 2013 pre-tax earnings. Our overall effective income tax rates were 37.02% and (6.75%), in the first quarter of 2014 and 2013, respectively. The difference in effective tax rates was primarily due to the valuation allowance reversal recorded in the first quarter of 2013.

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
At February 28, 2014, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
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
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Homebuilding revenues:
East:
Sales of homes	$389,671	286,854
Sales of land	837	2,038
Total East	390,508	288,892
Central:
Sales of homes	139,816	147,958
Sales of land	22,678	1,074
Total Central	162,494	149,032
West:
Sales of homes	300,099	173,585
Sales of land	14,916	490
Total West	315,015	174,075
Southeast Florida:
Sales of homes	101,807	71,851
Sales of land	357	—
Total Southeast Florida	102,164	71,851
Houston:
Sales of homes	122,119	98,995
Sales of land	8,504	9,523
Total Houston	130,623	108,518
Other:
Sales of homes	86,719	75,838
Sales of land	43,862	238
Total Other	130,581	76,076
Total homebuilding revenues	$1,231,385	868,444

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Operating earnings:
East:
Sales of homes	$51,957	30,785
Sales of land	87	351
Equity in earnings from unconsolidated entities	1,137	83
Other income (expense), net	726	(1,251)
Other interest expense	(3,255)	(7,093)
Total East	50,652	22,875
Central:
Sales of homes	6,890	17,487
Sales of land	5,964	161
Equity in earnings (loss) from unconsolidated entities	30	(2)
Other expense, net	(365)	(330)
Other interest expense	(1,859)	(3,359)
Total Central	10,660	13,957
West:
Sales of homes	46,294	13,806
Sales of land	5,566	(42)
Equity in earnings (loss) from unconsolidated entities (1)	4,273	(263)
Other income, net	2,146	8,057
Other interest expense	(4,486)	(8,955)
Total West	53,793	12,603
Southeast Florida:
Sales of homes	21,147	10,577
Sales of land	194	—
Equity in loss from unconsolidated entities	(211)	(230)
Other income, net	503	1,405
Other interest expense	(1,075)	(2,344)
Total Southeast Florida	20,558	9,408
Houston:
Sales of homes (2)	19,306	8,151
Sales of land	3,208	2,494
Equity in loss from unconsolidated entities	(10)	(4)
Other income (expense), net	(316)	113
Other interest expense	(517)	(1,248)
Total Houston	21,671	9,506
Other:
Sales of homes	5,354	5,949
Sales of land	1,063	51
Equity in loss from unconsolidated entities	(229)	(448)
Other income (expense), net	195	(197)
Other interest expense	(1,499)	(3,032)
Total Other	4,884	2,323
Total homebuilding operating earnings	$162,218	70,672

(1)
Lennar Homebuilding equity in earnings (loss) for the three months ended February 28, 2014 included $4.5 million of our share of operating earnings from one unconsolidated equity primarily as a result of a third-party land sale.

(2)	Sales of homes in our Homebuilding Houston segment for the three months ended February 28, 2014 included a $5.5 million insurance recovery.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014	2013
East	1,394	1,140	$391,973	288,205	$281,000	253,000
Central	522	575	139,815	147,957	268,000	257,000
West	732	599	305,291	180,749	417,000	302,000
Southeast Florida	298	265	101,807	71,851	342,000	271,000
Houston	438	383	122,119	98,995	279,000	258,000
Other	225	224	86,719	75,837	385,000	339,000
Total	3,609	3,186	$1,147,724	863,594	$318,000	271,000
Of the total homes delivered listed above, 12 homes with a dollar value of $7.5 million and an average sales price of $624,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2014, compared to 12 home deliveries with a dollar value of $8.5 million and an average sales price of $709,000 for the three months ended February 28, 2013.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014	2013
East	$31,673	32,902	$22,800	28,900	7.6%	10.3%
Central	11,534	10,010	22,100	17,400	7.7%	6.3%
West	9,652	6,253	13,300	10,600	3.1%	3.5%
Southeast Florida	8,053	7,997	27,000	30,200	7.3%	10.0%
Houston	11,486	13,017	26,200	34,000	8.6%	11.6%
Other	4,055	3,844	18,000	17,200	4.5%	4.8%
Total	$76,453	74,023	$21,300	23,300	6.3%	8.0%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014	2013
East	1,646	1,552	$470,618	412,769	$286,000	266,000
Central	766	655	218,127	175,092	285,000	267,000
West	839	578	378,709	190,097	451,000	329,000
Southeast Florida	366	501	119,648	150,673	327,000	301,000
Houston	560	517	156,683	137,846	280,000	267,000
Other	288	252	118,325	91,104	411,000	362,000
Total	4,465	4,055	$1,462,110	1,157,581	$327,000	285,000
Of the total new orders listed above, 12 homes with a dollar value of $6.4 million and an average sales price of $536,000 represent new orders from unconsolidated entities for the three months ended February 28, 2014, compared to 13 new orders with a dollar value of $8.6 million and an average sales price of $661,000 for the three months ended February 28, 2013.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2014 and 2013.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014	2013
East	2,220	1,788	$681,062	494,760	$307,000	277,000
Central	888	733	275,229	195,762	310,000	267,000
West	723	687	331,298	212,545	458,000	309,000
Southeast Florida	675	705	233,976	220,098	347,000	312,000
Houston	791	650	215,424	174,370	272,000	268,000
Other	365	359	201,227	158,845	551,000	442,000
Total	5,662	4,922	$1,938,216	1,456,380	$342,000	296,000
Of the total homes in backlog listed above, 4 homes with a backlog dollar value of $1.4 million and an average sales price of $359,000 represent the backlog from unconsolidated entities at February 28, 2014, compared with 6 homes with a backlog dollar value of $3.6 million and an average sales price of $601,000 at February 28, 2013.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three months ended February 28, 2014 were within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28,
	2014	2013
East	16%	14%
Central	16%	18%
West	14%	16%
Southeast Florida	11%	11%
Houston	21%	18%
Other	11%	12%
Total	16%	15%
Active Communities:

	February 28,
	2014	2013
East	201	190
Central	112	72
West	91	62
Southeast Florida	28	27
Houston	74	79
Other	42	54
Total	548	484
Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities during both the three months ended February 28, 2014 and 2013.

Deliveries from New Higher Margin Communities (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014	2013
East	1,045	765	$294,001	190,948	$281,000	250,000
Central	386	238	101,787	59,344	264,000	249,000
West	466	371	169,354	101,432	363,000	273,000
Southeast Florida	218	177	83,504	52,609	383,000	297,000
Houston	184	92	56,349	26,014	306,000	283,000
Other	201	174	75,739	58,611	377,000	337,000
Total	2,500	1,817	$780,734	488,958	$312,000	269,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and represent a subset of the home deliveries included in the preceding deliveries table.

The following table details our gross margins on home sales for the three months ended February 28, 2014 and 2013 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 28,
(In thousands)	2014		2013
East:
Sales of homes	$389,671		286,854
Costs of homes sold	291,476		219,236
Gross margins on home sales	98,195	25.2%	67,618	23.6%
Central:
Sales of homes	139,816		147,958
Costs of homes sold	112,650		118,454
Gross margins on home sales	27,166	19.4%	29,504	19.9%
West:
Sales of homes	300,099		173,585
Costs of homes sold	221,197		136,015
Gross margins on home sales	78,902	26.3%	37,570	21.6%
Southeast Florida:
Sales of homes	101,807		71,851
Costs of homes sold	70,888		53,434
Gross margins on home sales	30,919	30.4%	18,417	25.6%
Houston:
Sales of homes	122,119		98,995
Costs of homes sold	88,144		78,310
Gross margins on home sales	33,975	27.8%	20,685	20.9%
Other
Sales of homes	86,719		75,838
Costs of homes sold	69,823		60,635
Gross margins on home sales	16,896	19.5%	15,203	20.0%
Total gross margins on home sales	$286,053	25.1%	188,997	22.1%

Three Months Ended February 28, 2014 versus Three Months Ended February 28, 2013
Homebuilding East: Homebuilding revenues increased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to an increase in the number of home deliveries in all the states in the segment, except New Jersey, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in New Jersey was primarily due to the timing of deliveries from certain communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended February 28, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.6% in 2014, compared to 10.3% in 2013) and a greater percentage of deliveries from our new higher margin communities, partially offset by a 9% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues decreased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to a decrease in home deliveries in all the states in the segment, except Texas, excluding Houston, where there was an increase in home deliveries primarily driven by an increase in active communities over the last year. The decrease in home deliveries in the other states in this segment was due to an increase in start-up communities. The decrease in homebuilding revenues was partially offset by an increase in average sales price of homes delivered in all of the states in the segment as we have been able to increase the sales price of homes delivered as the market recovery continues. Gross margin percentage on home sales for the three months ended February 28, 2014 decreased compared to the same period last year primarily due to a 7% increase in direct construction and land costs per home due to increases in labor, material and land costs, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.7% in 2014, compared to 6.3% in 2013), partially offset by a greater percentage of deliveries from our new higher margin communities.
Homebuilding West: Homebuilding revenues increased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended February 28, 2014 increased compared to the same period last year primarily due to the increase in average sales price, a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.1% in 2014, compared to 3.5% in 2013), partially offset by a 27% increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and an increases in labor, material and land costs.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to an increase in the number of home deliveries and in the average sales price in this segment. The increase in the number of home deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended February 28, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.3% in 2014, compared to 10.0% in 2013) and a greater percentage of deliveries from our new higher margin communities, partially offset by a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Houston: Homebuilding revenues increased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended February 28, 2014 increased compared to the same period last year primarily due to a $5.5 million insurance recovery, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.6% in 2014, compared to 11.6% in 2013) and a greater percentage of deliveries from our new higher margin communities, partially offset by a 5% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily due to an increase in the average sales price of homes delivered in all the states, except Oregon. Illinois had no activity during three months ended February 28, 2014. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in the average sales price of homes delivered in Oregon was primarily due to a change in product mix primarily due to the timing of deliveries from certain communities. Gross margin percentage on home sales for the three months ended February 28, 2014 decreased compared to the same period last year primarily due to a change in product mix due to the timing of deliveries from certain communities and a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (4.5% in 2014, compared to 4.8% in 2013).
At February 28, 2014 and 2013, we owned 129,579 homesites and 112,068 homesites, respectively, and had access to an additional 24,593 homesites and 22,542 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2013, we owned 125,643 homesites and had access to an additional 28,133 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2014, 3% of the homesites we owned were subject to home purchase contracts. At February 28, 2014 and 2013, our backlog of sales contracts was 5,662 homes or $1.9 billion and 4,922 homes or $1.5 billion, respectively. The increase in backlog was primarily attributable to an increase in new orders in the three months ended February 28, 2014, compared to the three months ended February 28, 2013.
Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2014	2013
Revenues	$76,952	95,880
Costs and expenses	72,487	79,778
Operating earnings	$4,465	16,102
Dollar value of mortgages originated	$886,000	1,188,000
Number of mortgages originated	3,600	5,100
Mortgage capture rate of Lennar homebuyers	75%	79%
Number of title and closing service transactions	18,500	25,500
Number of title policies issued	41,000	41,200
Rialto Investments Segment
Our Rialto reportable segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets. In 2013, RMF was formed to originate and securitize five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which will be secured by income producing properties. We expect this business to be a significant contributor to our Rialto revenues, at least in the near future.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes Fund I, in which investors have committed and contributed a total of $700 million of equity (including $75 million by us), the Rialto Real Estate Fund II, LP ("Fund II") with investor commitments of $1.3 billion (including $100 million by us), the Rialto Mezzanine Partners Fund (the "Mezzanine Fund") with a target of raising $300 million in capital (including $25 million committed and invested by us) to invest in performing mezzanine commercial loans, and the Rialto Capital CMBS Fund, LP (the "CMBS Fund") to acquire, own and/or dispose of securities whose value and income payments are derived from and collateralized by a specific pool of underlying assets, which are non-investment grade commercial mortgage-backed securities ("CMBS"). Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
The following table presents the results of operations of our Rialto segment:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$46,955	25,622
Costs and expenses	47,576	31,771
Rialto Investments equity in earnings from unconsolidated entities	5,354	6,173
Rialto Investments other income (expense), net	(1,229)	1,327
Operating earnings (1)	$3,504	1,351

(1)	Operating earnings for the three months ended February 28, 2014 and 2013, include net earnings (loss) attributable to noncontrolling interests of $0.9 million and ($0.3) million, respectively.
The following is a detail of Rialto Investments other income (expense), net:

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Realized gains on REO sales, net	$9,509	8,671
Unrealized gain (losses) on transfer of loans receivable to REO and impairments, net	(2,377)	670
REO and other expenses	(31,172)	(12,556)
Rental and other income	22,811	4,542
Rialto Investments other income (expense), net	$(1,229)	1,327
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which was non-recourse to us and the LLCs. In accordance with GAAP, interest was not imputed because the notes were with, and guaranteed by, a governmental agency. The notes were secured by the loans held by the LLCs. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2013, the notes payable had been fully paid and the remaining cash collected on the loans and REO properties, net of expenses and other items were being shared 60%/40% with the FDIC. During the three months ended February 28, 2014, $53.1 million was distributed, of which $31.9 million was paid to the FDIC and $21.2 million was paid to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 28, 2014, these consolidated LLCs had total combined assets and liabilities of $676.5 million and $20.7 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both February 28, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.

Rialto Mortgage Finance
In 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the three months ended February 28, 2014, RMF originated loans with a total principal balance of $295.5 million and sold $253.0 million of these loans into two separate securitizations. An additional $52.2 million of these originated loans were sold but not settled into a securitization trust as of February 28, 2014, and thus were included in receivables, net. As of February 28, 2014 and November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. Borrowings under these facilities were $57.8 million and $76.0 million as of February 28, 2014 and November 30, 2013, respectively.
Investments
In 2010, the Rialto segment invested in approximately $43 million of CMBS for $19.4 million, representing a 55% discount to par value. The carrying value of the investment securities at February 28, 2014 and November 30, 2013, was $16.4 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
A subsidiary in the Rialto segment had an approximately 5% investment in a financial services company (the “Servicer Provider”) that has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million. In January 2014, Rialto acquired 100% of the loan servicing business segment of the Servicer Provider in exchange for the 5% investment interest. At acquisition date, the provisional fair value of the assets acquired were $20.8 million, the provisional goodwill recorded was $5.1 million and the provisional fair value of the liabilities assumed were $17.6 million.
Fund I had equity commitments and contributions of $700 million (including $75 million by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three months ended February 28, 2014 and 2013, we received distributions of $3.2 million and $7.7 million, respectively, as a return of capital from Fund I. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in Fund I was $77.6 million and $75.7 million, respectively. For the three months ended February 28, 2014 and 2013, our share of earnings from Fund I was $5.1 million and $6.4 million, respectively.
In December 2012, the Rialto segment completed the first closing of Fund II which included $100 million committed by us. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. As of February 28, 2014, Fund II was closed to additional commitments with equity commitments of $1.3 billion, including $100 million by us. During the three months ended February 28, 2014, $148.6 million of the $1.3 billion in equity commitments was called, none of which was called from us due to new investors coming into Fund II. During the three months ended February 28, 2014, we received distributions of $2.0 million as a return of capital from Fund II. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in Fund II was $51.2 million and $53.1 million, respectively.
In 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Mezzanine Fund with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of February 28, 2014, the Mezzanine Fund had total equity commitments and capital invested of $82 million, including $25 million committed and invested by us. During the three months ended February 28, 2014, we contributed $8.6 million to the Mezzanine Fund. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in the Mezzanine Fund was $25.6 million and $16.7 million, respectively. For the three months ended February 28, 2014, the Company's share of earnings from the Mezzanine Fund was $0.3 million.
In 2014, the Rialto segment created the CMBS Fund. The general purpose of the CMBS Fund is to acquire, own and/or dispose of securities whose value and income payments are derived from and collateralized by a specific pool of underlying assets, which are CMBS. As of February 28, 2014, the CMBS Fund had total invested capital of $14.7 million, including $9.7 million contributed by us during the three months ended February 28, 2014. As of February 28, 2014, the carrying value of our investment in the CMBS Fund was $9.7 million.
Lennar Multifamily Segment
Since 2013, we have become actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.

As of February 28, 2014 and November 30, 2013, our balance sheet had $159.7 million and $147.1 million, respectively, of assets related to the Lennar Multifamily segment, which includes investments in unconsolidated entities of $63.9 million and $46.3 million, respectively. As of February 28, 2014, we consolidated a VIE within the Lennar Multifamily segment that had total combined assets of $22.9 million. Our net investment in the Lennar Multifamily segment as of February 28, 2014 and November 30, 2013 was $121.6 million and $105.6 million, respectively. Our Lennar Multifamily segment had 16 and 13 unconsolidated entities, as of February 28, 2014 and November 30, 2013, respectively. As of February 28, 2014, our Lennar Multifamily segment had 15 communities with development costs of $0.8 billion, of which 2 communities were completed and operating, 2 communities were partially completed and leasing, and the remaining 11 communities were under construction. Our Lennar Multifamily segment also had a pipeline of future projects totaling $2.8 billion in assets across a number of states that will be developed primarily by unconsolidated entities.

(2) Financial Condition and Capital Resources
At February 28, 2014, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $874.3 million, compared to $970.5 million at November 30, 2013 and $1.2 billion at February 28, 2013.
We finance all of our activities including Homebuilding, financial services, Rialto, Multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the three months ended February 28, 2014 and 2013, cash used in operating activities totaled $394.6 million and $321.5 million, respectively. During the three months ended February 28, 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, an increase in Rialto Investments loans held-for-sale related to its new RMF business and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in Lennar Financial Services loans held-for-sale and a decrease in receivables.
During the three months ended February 28, 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and a decrease in accounts payable and other liabilities, partially offset by our net earnings (net of our deferred income tax benefit) and a decrease in Lennar Financial Services loans held-for-sale.
Investing Cash Flow Activities
During the three months ended February 28, 2014 and 2013, cash provided by investing activities totaled $75.3 million and $260.0 million, respectively. During the three months ended February 28, 2014, we received $50.7 million of proceeds from the sales of REO, $53.6 million of distributions of capital from Lennar Homebuilding unconsolidated entities, and $35.9 million of distributions of capital from Lennar Multifamily unconsolidated entities. This was partially offset by $24.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $18.3 million of cash contributions to Rialto Investments unconsolidated entities primarily related to the Mezzanine Fund and CMBS Fund and $9.1 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital.
During the three months ended February 28, 2013, we received $18.4 million of principal payments on Rialto Investments loans receivable and $34.5 million of proceeds from the sales of REO. In addition, cash increased due to a $219.2 million decrease in Rialto Investments defeasance cash, $8.2 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $7.7 million of distributions of capital from the Rialto Investments unconsolidated entities, primarily related to Fund I and $9.2 million of distributions of capital from Lennar Multifamily unconsolidated entities. This was partially offset by $14.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. However, at February 28, 2014, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities
During the three months ended February 28, 2014, our cash provided by financing activities of $223.1 million was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes"), partially offset by net repayments under our Lennar Financial Services' 364-day warehouse repurchase facilities and Rialto Investments warehouse repurchase facilities and principal payments on other borrowings.
During the three months ended February 28, 2013, our cash used in financing activities of $7.2 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, offset by the receipt of proceeds related to the sale of $275.0 million principal amount of our 4.125% senior notes due 2018 and the sale of an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022.
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

(Dollars in thousands)	February 28, 2014	November 30, 2013	February 28, 2013
Lennar Homebuilding debt	$4,664,715	4,194,432	4,487,804
Stockholders’ equity	4,260,158	4,168,901	3,495,881
Total capital	$8,924,873	8,363,333	7,983,685
Lennar Homebuilding debt to total capital	52.3%	50.2%	56.2%
Lennar Homebuilding debt	$4,664,715	4,194,432	4,487,804
Less: Lennar Homebuilding cash and cash equivalents	645,691	695,424	1,112,178
Net Lennar Homebuilding debt	$4,019,024	3,499,008	3,375,626
Net Lennar Homebuilding debt to total capital (1)	48.5%	45.6%	49.1%

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

At February 28, 2014, Lennar Homebuilding debt to total capital was lower compared to February 28, 2013, primarily as as a result of an increase in stockholder’s equity primarily related to our net earnings and the conversion of our 2.00% convertible senior notes due 2020 from debt to equity, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
In addition to the use of capital in our homebuilding, financial services, Rialto and multifamily operations, we actively evaluate various other uses of capital. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facility, warehouse lines of credit, cash generated from operations, sales of assets or the issuance into capital markets of debt, common stock or preferred stock.
Our Lennar Homebuilding average debt outstanding was $4.5 billion with an average rate for interest incurred of 5.2% for the three months ended February 28, 2014, compared to $4.2 billion with an average rate for interest incurred of 5.2% for the three months ended February 28, 2013. Interest incurred related to homebuilding debt for the three months ended February 28, 2014 was $65.9 million, compared to $61.4 million in the same period last year.
At February 28, 2014, we had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017, $150 million of letter of credit facilities with a financial institution and a $120 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. We believe that we were in compliance with our debt covenants at February 28, 2014.
Our performance letters of credit outstanding were $175.2 million and $160.6 million at February 28, 2014 and November 30, 2013, respectively. Our financial letters of credit outstanding were $232.2 million and $212.8 million at

February 28, 2014 and November 30, 2013, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2014, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $759.4 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2014, there were approximately $341.9 million, or 45%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
In February 2014, we originally issued $400 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. We issued an additional $100 million aggregate principal amount of 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $496.6 million. We used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At February 28, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.
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
Under the Credit Facility agreement executed in June 2013 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 65% or less throughout the 2014 fiscal year; and a leverage ratio of 60% or less through the maturity of the Credit Agreement in June 2017. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of February 28, 2014:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2014
Minimum net worth test (1)	$2,008,993	3,435,644
Maximum leverage ratio (2)	65.0%	50.7%
Liquidity test (3)	1.00	2.48
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of February 28, 2014 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement are as follows:

Minimum consolidated tangible net worth
(In thousands)	As of February 28, 2014
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	549,336
Required minimum consolidated tangible net worth per the Credit Agreement	$2,008,993

Consolidated tangible net worth
(In thousands)	As of February 28, 2014
Total equity	$4,701,157
Less: Intangible assets (a)	(51,970)
Tangible net worth as calculated per the Credit Agreement	4,649,187
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,172,758)
Less: Lennar Homebuilding and Lennar Multifamily noncontrolling interests	(40,785)
Consolidated tangible net worth as calculated per the Credit Agreement	$3,435,644

(a)	Intangible assets represent the Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of February 28, 2014. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of February 28, 2014.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio
(Dollars in thousands)	As of February 28, 2014
Lennar Homebuilding senior notes and other debts payable	$4,664,715
Plus: Lennar Multifamily notes payable	1,960
Less: Debt of Lennar Homebuilding consolidated entities (a)	(90,170)
Funded debt as calculated per the Credit Agreement	4,576,505
Plus: Financial letters of credit (b)	232,726
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	38,947
Consolidated indebtedness as calculated per the Credit Agreement	4,848,178
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(648,847)
Numerator as calculated per the Credit Agreement	$4,199,331
Denominator as calculated per the Credit Agreement	$8,283,822
Leverage ratio (e)	50.7%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2014.

(b)
As of February 28, 2014, our financial letters of credit outstanding include $232.2 million as disclosed in Note 12 of the notes to our condensed consolidated financial statements as of February 28, 2014 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $26.9 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $12.0 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2014.

(d)
Unrestricted cash and cash equivalents include $645.7 million of Lennar Homebuilding cash and cash equivalents, $2.5 million of Lennar Multifamily cash and cash equivalents and $10.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of February 28, 2014
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$648,197
Consolidated interest incurred as calculated per the Credit Agreement (b)	$261,003
Liquidity (c)	2.48

(a)
Unrestricted cash and cash and cash equivalents at February 28, 2014 for the liquidity test calculation includes $645.7 million of Lennar Homebuilding cash and cash equivalents, plus $2.5 million of Lennar Multifamily cash and cash equivalents, plus $10.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $10.6 million of cash and cash equivalents of Lennar Homebuilding and Lennar Multifamily consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended February 28, 2014 includes Lennar Homebuilding interest incurred of $266.0 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at February 28, 2014 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2014	$325,000
364-day warehouse repurchase facility that matures February 2015 (1)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
Totals	$775,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $223.1 million and $374.2 million at February 28, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $319.9 million and $452.5 million, at February 28, 2014 and November 30, 2013, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At February 28, 2014 and November 30, 2013, our Rialto segment had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. Borrowings under these facilities were $57.8 million and $76.0 million as of February 28, 2014 and November 30, 2013, respectively. Rialto uses these warehouse repurchase financing agreements to finance five, seven and ten year commercial first mortgage loans that are originated by RMF, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties.

Subsequent to the first quarter of 2014, the Rialto segment issued an additional $100 million of its 7.00% senior notes due 2018 at a price of 102.25% of their face value in a private offering with no registration rights. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto intends to use the net proceeds of the offering to provide additional working capital for RMF and to make investments in the funds that Rialto manages, as well as for general corporate purposes.
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three months ended February 28, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three months ended February 28, 2014 and 2013, treasury stock decreased by 0.3 million and 0.5 million shares of Class A common stock, respectively, due to activity related to the Company's equity compensation plan.
On February 13, 2014, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 30, 2014, as declared by our Board of Directors on January 15, 2014.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 28, 2014, we had equity investments in 34 homebuilding and land unconsolidated entities (of which 6 had recourse debt, 4 had non-recourse debt and 24 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(Dollars in thousands)	2014	2013
Revenues	$143,694	81,224
Costs and expenses	145,639	81,622
Other income	—	13,361
Net earnings (loss) of unconsolidated entities	$(1,945)	12,963
Our share of net earnings	$3,167	1,389
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$4,990	(864)
Our cumulative share of net earnings - deferred at February 28, 2014 and 2013, respectively	$12,375	1,482
Our investments in unconsolidated entities	$689,749	568,820
Equity of the unconsolidated entities	$2,458,571	2,137,395
Our investment % in the unconsolidated entities	28%	27%
(1) For the three months ended February 28, 2014, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $4.5 million of equity in earnings primarily as a result of a third party land sale by one unconsolidated entity.

Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$196,420	184,521
Inventories	2,855,981	2,904,795
Other assets	139,076	147,410
	$3,191,477	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$263,895	272,940
Debt	469,011	450,457
Equity	2,458,571	2,513,329
	$3,191,477	3,236,726
As of February 28, 2014 and November 30, 2013, our recorded investments in Lennar Homebuilding unconsolidated entities were $689.7 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2014 and November 30, 2013 was $793.3 million and $829.5 million, respectively. The basis difference is primarily as a result of our buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheet in consolidated inventory not owned. As of both February 28, 2014 and November 30, 2013, the portfolio of land (including land development costs) of $237.2 million and $241.8 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2014	November 30, 2013
Debt	$469,011	450,457
Equity	2,458,571	2,513,329
Total capital	$2,927,582	2,963,786
Debt to total capital of our unconsolidated entities	16.0%	15.2%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2014	November 30, 2013
Land development	$517,097	537,548
Homebuilding	172,652	179,401
Total investments	$689,749	716,949

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2014	November 30, 2013
Several recourse debt - repayment	$25,918	25,996
Joint and several recourse debt - repayment	9,912	15,000
Lennar’s maximum recourse exposure	35,830	40,996
Less: joint and several reimbursement agreements with our partners	(8,921)	(13,500)
Lennar’s net recourse exposure	$26,909	27,496
During the three months ended February 28, 2014, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $5.2 million, as a result of $0.1 million paid by us primarily through capital contributions to unconsolidated entities and $5.1 million primarily related to the joint ventures selling assets.
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

(In thousands)	February 28, 2014	November 30, 2013
Assets	$1,648,582	1,656,065
Liabilities	$485,664	470,875
Equity	$1,162,918	1,185,090
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both February 28, 2014 and November 30, 2013, we did not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a repayment or maintenance guarantee, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
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
As of February 28, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of February 28, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2014	November 30, 2013
Lennar’s net recourse exposure	$26,909	27,496
Reimbursement agreements from partners	8,921	13,500
Lennar’s maximum recourse exposure	$35,830	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$60,791	61,008
Non-recourse land seller debt or other debt	4,041	20,454
Non-recourse debt with completion guarantees	272,536	245,821
Non-recourse debt without completion guarantees	95,813	82,178
Non-recourse debt to Lennar	433,181	409,461
Total debt	$469,011	450,457
Lennar’s maximum recourse exposure as a % of total JV debt	8%	9%
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both February 28, 2014 and November 30, 2013, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2014 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2014	2015	2016	Thereafter	Other Debt (1)
Net recourse debt to Lennar	$26,909	13,032	992	1,629	11,256	—
Reimbursement agreements	8,921	—	8,921	—	—	—
Maximum recourse debt exposure to Lennar	35,830	13,032	9,913	1,629	11,256	—
Debt without recourse to Lennar	433,181	45,070	6,611	48,027	328,153	5,320
Total	$469,011	58,102	16,524	49,656	339,409	5,320

(1)	Represents land seller debt and other debt.

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2014:

(Dollars in thousands)	Partner Type	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	Financial	$171,698	1,408,337	11,256	11,256	303,618	314,874	1,005,091	24%
Shipyard Communities (Hunters Point)	Financial	100,049	253,331	—	—	24,535	24,535	223,754	10%
Central Park West Holdings (2)	Financial	59,814	64,201	9,913	992	—	9,913	51,234	16%
Newhall Land Development	Financial	55,840	463,418	—	—	—	—	325,066	—%
Ballpark Village	Land owner	45,322	138,039	—	—	47,000	47,000	90,413	34%
Runkle Canyon	Homebuilding	43,081	86,797	—	—	—	—	85,794	—%
MS Rialto Residential Holdings	Financial	33,126	250,449	—	—	—	—	242,771	—%
Treasure Island Community Development	Financial	27,869	58,063	—	—	—	—	55,770	—%
Krome Groves Land Trust	Land owner	20,885	90,327	10,476	10,476	22,161	32,637	52,270	38%
Willow Springs Properties	Land owner	18,943	34,063	—	—	—	—	32,152	—%
10 largest JV investments		576,627	2,847,025	31,645	22,724	397,314	428,959	2,164,315	17%
Other JVs		113,122	344,452	4,185	4,185	30,547	34,732	294,256	11%
Total		$689,749	3,191,477	35,830	26,909	427,861	463,691	2,458,571	16%
Land seller debt and other debt				$—	—	5,320	5,320
Total JV debt				$35,830	26,909	433,181	469,011

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment, Willow Springs Properties, which operates in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

(2)	Maximum recourse debt exposure to Lennar includes an $8.9 million reimbursement agreement.
The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 28, 2014:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	89%	88%	84%	93%	88%
Other JVs	11%	12%	16%	7%	12%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
A subsidiary in our Rialto segment had an approximately 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of November 30, 2013, the carrying value of the our investment in the Servicer Provider was $8.3 million. In January 2014, Rialto acquired 100% of the loan servicing business segment of the Servicer Provider in exchange for our 5% investment interest. At acquisition date, the fair value of the assets acquired were $20.8 million, the goodwill recorded was $5.1 million and the fair value of the liabilities assumed were $17.6 million.
Fund I had equity commitments and contributions of $700 million (including $75 million by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three months ended February 28, 2014 and 2013, we received distributions of $3.2 million and $7.7 million, respectively, as a return of capital from Fund I. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in Fund I was $77.6 million and $75.7 million, respectively. For the three months ended February 28, 2014 and 2013, our share of earnings from Fund I was $5.1 million and $6.4 million, respectively. As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on February 28, 2014, we would have received $90.2 million with regard to our carried interest. However, Fund I did not cease operations and liquidate its investments on February 28, 2014, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $90.2 million. No amount has been recorded in our consolidated statement of operations with regard to our carried interest in Fund I.
Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. As of February 28, 2014, Fund II was closed to additional commitments with equity commitments of $1.3 billion, including $100 million by us. During the three months ended February 28, 2014, $148.6 million of the $1.3 billion in equity commitments was called, none of which was called from us due to new investors coming in to Fund II. During the three months ended February 28, 2014, we received distributions of $2.0 million as a return of capital from Fund II. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in Fund II was $51.2 million and $53.1 million, respectively.
In 2013, the Rialto segment started raising capital and investing in mezzanine commercial loans creating the Mezzanine Fund with a target of raising $300 million in capital to invest in performing mezzanine commercial loans. These loans have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate. As of February 28, 2014, the Mezzanine Fund had total equity commitments and capital invested of $82 million, including $25 million committed and invested by us. During the three months ended February 28, 2014, we contributed $8.6 million to the Mezzanine Fund. As of February 28, 2014 and November 30, 2013, the carrying value of our investment in the Mezzanine Fund was $25.6 million and $16.7 million, respectively. For the three months ended February 28, 2014, the Company's share of earnings from the Mezzanine Fund was $0.3 million.
In 2014, the Rialto segment created the CMBS Fund. The general purpose of the CMBS Fund is to acquire, own and/or dispose of securities whose value and income payments are derived from and collateralized by a specific pool of underlying assets, which are CMBS. As of February 28, 2014, the CMBS Fund had total invested capital of $14.7 million, including $9.7 million contributed by us during the three months ended February 28, 2014. As of February 28, 2014, the carrying value of our investment in the CMBS Fund was $9.7 million.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$234,811	332,968
Loans receivable	585,271	523,249
Real estate owned	321,928	285,565
Investment securities	436,234	149,350
Investments in partnerships	238,935	381,555
Other assets	28,415	191,624
	$1,845,594	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$30,725	108,514
Notes payable	317,306	398,445
Partner loans	—	163,940
Equity	1,497,563	1,193,412
	$1,845,594	1,864,311

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$31,427	53,343
Costs and expenses	26,109	59,114
Other income, net (1)	48,170	56,001
Net earnings of unconsolidated entities	$53,488	50,230
Rialto Investments equity in earnings from unconsolidated entities	$5,354	6,173

(1)	Other income, net, for the three months ended February 28, 2014 and 2013 includes Fund I and Fund II's realized and unrealized gains on investments as well as other income from REO.
Lennar Multifamily: Investments in Unconsolidated Entities
At February 28, 2014 and November 30, 2013, we had equity investments in 16 and 13 unconsolidated entities, respectively, (all of which had non-recourse debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at February 28, 2014.
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

As described above, the liquidity needs of joint ventures in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition, development and construction of multifamily rental properties. As the properties are completed and sold, cash generated will be available to repay debt and for distribution to the joint venture’s members. Thus, the amount of cash available for a joint venture to distribute at any given time is primarily a function of the scope of the joint venture’s activities and the stage in the joint venture’s life cycle.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$5,701	5,800
Operating properties and equipment	336,857	236,528
Other assets	7,127	3,460
	$349,685	245,788
Liabilities and equity:
Accounts payable and other liabilities	$31,388	11,147
Notes payable	75,889	51,604
Equity	242,408	183,037
	$349,685	245,788
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2014	2013
Revenues	$—	—
Costs and expenses	143	15
Net loss of unconsolidated entities	$(143)	(15)
Lennar Multifamily equity in loss from unconsolidated entities	$(75)	(3)

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at February 28, 2014 and 2013:

	Controlled Homesites
February 28, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,229	376	6,605	43,165	49,770
Central	4,950	1,135	6,085	20,539	26,624
West	1,857	5,359	7,216	36,991	44,207
Southeast Florida	1,502	446	1,948	8,646	10,594
Houston	821	57	878	13,318	14,196
Other	1,861	—	1,861	6,920	8,781
Total homesites	17,220	7,373	24,593	129,579	154,172

	Controlled Homesites
February 28, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,709	283	4,992	35,241	40,233
Central	3,293	1,175	4,468	18,290	22,758
West	2,345	5,803	8,148	32,011	40,159
Southeast Florida	1,925	351	2,276	8,281	10,557
Houston	1,143	272	1,415	12,356	13,771
Other	1,205	38	1,243	5,889	7,132
Total homesites	14,620	7,922	22,542	112,068	134,610
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2014, the effect of take-downs and consolidation of option contracts was a net decrease of $63.0 million to consolidated inventory not owned with a corresponding decrease to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of February 28, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract, partially offset by the consolidation of a new option contract due to a significant nominal dollar deposit placed on the future purchase of homesites. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $111.9 million and $129.2 million, at February 28, 2014 and November 30, 2013, respectively. Additionally, we had posted $28.0 million and $29.9 million, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2014 and November 30, 2013, respectively.

Contractual Obligations and Commercial Commitments
During the three months ended February 28, 2014, we issued $500 million aggregate principal amount of 4.50% Senior Notes. The following summarizes our contractual debt obligations as of February 28, 2014:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2014	December 1, 2014 through November 30, 2015	December 1, 2015 through November 30, 2017	December 1, 2017 through November 30, 2019	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,664,715	317,665	677,761	825,440	1,426,331	1,417,518
Lennar Financial Services - Notes and other debts payable	223,118	223,118	—	—	—	—
Interest commitments under interest bearing debt (2)	1,101,304	197,479	232,362	364,646	179,948	126,869
Rialto Investments - Notes and other debt payable (3)	421,758	64,107	35,681	70,752	251,172	46
Operating leases	119,258	23,416	26,156	33,069	22,935	13,682
Other contractual obligation (4)	170,601	168,641	1,960	—	—	—
Total contractual obligations (5)	$6,700,754	994,426	973,920	1,293,907	1,880,386	1,558,115

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than as the maturities dates disclosed in this table.

(2)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of February 28, 2014.

(3)
Amount includes notes payable and other debts payable of $57.8 million related to the RMF warehouse repurchase financing agreements and also includes $250 million related to 7.00% Senior Notes issued in November 2013.

(4)
Amount includes $49.4 million of commitments to fund Rialto segment's Fund II, $51.7 million of commitments to fund loans in RMF, $67.5 million of remaining commitments to fund a homebuilding unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing and $2.0 million related to Lennar Multifamily notes payable.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $32.8 million as of February 28, 2014, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2014, we had access to 24,593 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2014, we had $111.9 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $28.0 million of letters of credit in lieu of cash deposits under certain option contracts.
At February 28, 2014, we had letters of credit outstanding in the amount of $407.4 million (which included the $28.0 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2014, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $759.4 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2014, there were approximately $341.9 million, or 45%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.2 billion at February 28, 2014. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $339.7 million as of February 28, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2014, we had open commitments amounting to $535.0 million to sell MBS with varying settlement dates through May 2014.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. During the first quarter of 2014, we issued $500 million of 4.50% senior notes due June 2019.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2014

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2014	2015	2016	2017	2018	2019	Thereafter	Total	2014
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$287.0	570.5	262.3	398.9	650.8	775.5	1,417.5	4,362.5	5,408.7
Average interest rate	5.4%	5.6%	6.5%	12.2%	5.6%	4.4%	3.8%	5.4%	—
Variable rate	$30.7	107.3	164.2	—	—	—	—	302.2	314.3
Average interest rate	3.5%	3.0%	2.5%	—	—	—	—	2.8%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$223.1	—	—	—	—	—	—	223.1	223.1
Average interest rate	2.4%	—	—	—	—	—	—	2.4%	—
Rialto Investments:
Notes and other debts payable:
Fixed rate	$6.3	5.3	9.0	1.2	251.2	—		273.0	272.8
Average interest rate	5.0%	4.6%	5.2%	5.9%	5.2%	—	—	5.2%	—
Variable rate	$57.8	30.3	30.3	30.3	—	—	—	148.7	142.8
Average interest rate	2.5%	4.5%	4.5%	4.5%	—	—	—	3.7%	—
Lennar Multifamily:
Notes payable:
Fixed rate	$—	2.0	—	—	—	—	—	2.0	2.0
Average interest rate	—	3.3%	—	—	—	—	—	3.3%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, filed on April 9, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2014	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2014	/s/ David M. Collins
David M. Collins
Controller