Form 10-Q
period 2014-05-31
LENNAR CORP /NEW/
filed 2014-07-03
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
Common stock outstanding as of May 31, 2014:
Class A 173,130,581
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2014 (1)	2013 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$627,615	695,424
Restricted cash	39,088	36,150
Receivables, net	83,180	51,935
Inventories:
Finished homes and construction in progress	2,879,956	2,269,116
Land and land under development	4,453,089	3,871,773
Consolidated inventory not owned	62,068	460,159
Total inventories	7,395,113	6,601,048
Investments in unconsolidated entities	690,035	716,949
Other assets	653,678	748,629
	9,488,709	8,850,135
Rialto Investments:
Cash and cash equivalents	244,675	201,496
Restricted cash	34,890	2,593
Receivables, net	125,746	111,833
Loans receivable, net	203,190	278,392
Loans held-for-sale	45,065	44,228
Real estate owned, held-for-sale	192,829	197,851
Real estate owned, held-and-used, net	379,069	428,989
Investments in unconsolidated entities	157,693	154,573
Other assets	90,259	59,358
	1,473,416	1,479,313
Lennar Financial Services	865,908	796,710
Lennar Multifamily	166,593	147,089
Total assets	$11,994,626	11,273,247

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

As of May 31, 2014, total assets include $1,038.0 million related to consolidated VIEs of which $12.7 million is included in Lennar Homebuilding cash and cash equivalents, $18.0 million in Lennar Homebuilding restricted cash, $0.2 million in Lennar Homebuilding receivables, net, $0.2 million in Lennar Homebuilding finished homes and construction in progress, $238.1 million in Lennar Homebuilding land and land under development, $62.1 million in Lennar Homebuilding consolidated inventory not owned, $13.0 million in Lennar Homebuilding investments in unconsolidated entities, $86.3 million in Lennar Homebuilding other assets, $36.6 million in Rialto Investments ("Rialto") cash and cash equivalents, $173.1 million in Rialto loans receivable, net, $120.3 million in Rialto real estate owned, held-for-sale, $270.0 million in Rialto real estate owned, held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities and $6.7 million in Rialto other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2014 (2)	2013 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$316,257	271,365
Liabilities related to consolidated inventory not owned	53,015	384,876
Senior notes and other debts payable	4,683,438	4,194,432
Other liabilities	722,702	712,931
	5,775,412	5,563,604
Rialto Investments	658,784	497,008
Lennar Financial Services	638,688	543,639
Lennar Multifamily	30,435	41,526
Total liabilities	7,103,319	6,645,777
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2014 and November 30, 2013 - 300,000,000 shares; Issued: May 31, 2014 - 173,138,745 shares and November 30, 2013 - 184,833,120 shares	17,314	18,483
Class B common stock of $0.10 par value; Authorized: May 31, 2014 and November 30, 2013 - 90,000,000 shares; Issued: May 31, 2014 - 32,982,815 shares and November 30, 2013 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,199,138	2,721,246
Retained earnings	2,253,374	2,053,893
Treasury stock, at cost; May 31, 2014 - 8,164 Class A common stock and 1,679,620 Class B common stock; November 30, 2013 - 12,063,466 Class A common stock and 1,679,620 Class B common stock	(73,780)	(628,019)
Total stockholders’ equity	4,399,344	4,168,901
Noncontrolling interests	491,963	458,569
Total equity	4,891,307	4,627,470
Total liabilities and equity	$11,994,626	11,273,247

(2)
As of May 31, 2014, total liabilities include $145.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $2.2 million is included in Lennar Homebuilding accounts payable, $53.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $61.7 million in Lennar Homebuilding senior notes and other debts payable, $4.4 million in Lennar Homebuilding other liabilities and $24.5 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
Revenues:
Lennar Homebuilding	$1,634,785	1,269,844	2,866,170	2,138,288
Lennar Financial Services	111,016	119,096	187,968	214,976
Rialto Investments	54,393	25,684	101,348	51,306
Lennar Multifamily	18,551	12,257	26,354	12,554
Total revenues	1,818,745	1,426,881	3,181,840	2,417,124
Costs and expenses:
Lennar Homebuilding	1,392,643	1,100,507	2,456,998	1,879,181
Lennar Financial Services	92,723	89,924	165,210	169,702
Rialto Investments	79,604	28,305	127,180	60,076
Lennar Multifamily	25,549	13,581	39,476	17,409
Corporate general and administrative	38,317	33,853	76,429	65,123
Total costs and expenses	1,628,836	1,266,170	2,865,293	2,191,491
Lennar Homebuilding equity in earnings unconsolidated entities	394	13,491	5,384	12,627
Lennar Homebuilding other income, net	2,262	2,075	5,151	9,872
Other interest expense	(10,287)	(25,109)	(22,978)	(51,140)
Rialto Investments equity in earnings from unconsolidated entities	17,939	4,505	23,293	10,678
Rialto Investments other income, net	3,595	6,646	2,366	7,973
Lennar Multifamily equity in loss from unconsolidated entities	(182)	(30)	(257)	(33)
Earnings before income taxes	203,630	162,289	329,506	215,610
Provision for income taxes	(81,013)	(19,491)	(126,924)	(15,854)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$122,617	142,798	202,582	199,756
Less: Net earnings (loss) attributable to noncontrolling interests	(15,102)	5,362	(13,254)	4,828
Net earnings attributable to Lennar	$137,719	137,436	215,836	194,928
Basic earnings per share	$0.67	0.71	1.06	1.01
Diluted earnings per share	$0.61	0.61	0.95	0.88
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08
Comprehensive earnings attributable to Lennar	$137,719	137,436	215,836	194,928
Comprehensive earnings (loss) attributable to noncontrolling interests	$(15,102)	5,362	(13,254)	4,828

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2014	2013
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$202,582	199,756
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	16,645	13,739
Amortization of discount/premium on debt, net	10,577	11,268
Lennar Homebuilding equity in earnings from unconsolidated entities	(5,384)	(12,627)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	4,051	220
Rialto Investments equity in earnings from unconsolidated entities	(23,293)	(10,678)
Distributions of earnings from Rialto Investments unconsolidated entities	—	197
Lennar Multifamily equity in loss from unconsolidated entities	257	33
Share based compensation expense	17,291	13,194
Tax benefit from share-based awards	282	8,435
Excess tax benefits from share-based awards	(282)	(8,240)
Deferred income tax expense	99,683	6,174
Gains on retirement of Lennar Homebuilding debt	—	(1,000)
Gain on retirement of Rialto Investments notes payable	(2,627)	—
Unrealized and realized gains on Rialto Investments real estate owned	(16,635)	(25,483)
Impairments of Rialto Investments loans receivable and REO	44,126	15,197
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	2,357	5,118
Changes in assets and liabilities:
Increase in restricted cash	(13,193)	(798)
Decrease (increase) in receivables	(63,071)	22,346
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(981,096)	(952,662)
Increase in other assets	(24,262)	(31,872)
Increase in Rialto Investments loans held-for-sale	(368)	—
Decrease (increase) in Lennar Financial Services loans held-for-sale	(55,069)	120,922
Increase in accounts payable and other liabilities	65,733	16,852
Net cash used in operating activities	(721,696)	(609,909)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	(478)	—
Net additions of operating properties and equipment	(8,212)	(2,979)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(56,571)	(26,046)
Distributions of capital from Lennar Homebuilding unconsolidated entities	74,766	113,646
Investments in and contributions to Rialto Investments unconsolidated entities	(18,206)	(33,636)
Distributions of capital from Rialto Investments unconsolidated entities	30,086	37,106
Investments in and contributions to Lennar Multifamily unconsolidated entities	(14,110)	(7,022)
Distributions of capital from Lennar Multifamily unconsolidated entities	42,377	9,243
Decrease in Rialto Investments defeasance cash to retire notes payable	—	185,910
Receipts of principal payments on Rialto Investments loans receivable	8,357	34,288
Proceeds from sales of Rialto Investments real estate owned	112,409	104,482
Proceeds from sale of commercial mortgage-backed securities bond	9,171	—
Purchases of commercial mortgage-backed securities bond	(8,705)	—
Improvements to Rialto Investments real estate owned	(6,194)	(5,396)
Purchases of loans receivables	—	(5,450)
Purchases of Lennar Homebuilding investments available-for-sale	(21,274)	(15,417)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	44,579	—
Acquisition, net of cash acquired	(4,808)	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	889	(248)
Purchases of Lennar Financial Services investment securities	(5,374)	(13,460)
Proceeds from maturities of Lennar Financial Services investment securities	9,204	26,991
Net cash provided by investing activities	$187,906	402,012

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2014	2013
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	$85,782	(123,253)
Net repayments under Rialto Investments warehouse repurchase facilities	(31,593)	—
Proceeds from Lennar Homebuilding senior notes	500,500	500,000
Proceeds from Rialto Investments senior notes	104,525	—
Proceeds from Rialto Investments structured notes	73,830	—
Redemption of senior notes	—	(63,001)
Debt issuance costs	(7,725)	(5,117)
Principal repayments on Rialto Investments notes payable	(5,870)	(314,597)
Proceeds from other borrowings	26,933	65,500
Principal payments on other borrowings	(157,177)	(105,630)
Exercise of land option contracts from an unconsolidated land investment venture	(1,540)	(19,857)
Receipts related to noncontrolling interests	11,933	575
Payments related to noncontrolling interests	(72,737)	(168,176)
Excess tax benefits from share-based awards	282	8,240
Common stock:
Issuances	13,302	29,620
Repurchases	(566)	(83)
Dividends	(16,355)	(15,390)
Net cash provided by (used in) financing activities	523,524	(211,169)
Net decrease in cash and cash equivalents	(10,266)	(419,066)
Cash and cash equivalents at beginning of period	970,505	1,310,743
Cash and cash equivalents at end of period	$960,239	891,677
Summary of cash and cash equivalents:
Lennar Homebuilding	$627,615	727,207
Lennar Financial Services	86,164	72,541
Rialto Investments	244,675	91,631
Lennar Multifamily	1,785	298
	$960,239	891,677
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$354	227,851
Inventory acquired in satisfaction of other assets including investments available-for-sale	$4,774	—
Purchases of inventories and other assets financed by sellers	$96,430	73,355
Non-cash reduction of equity due to purchase of noncontrolling interest	$—	99,066
Non-cash purchase of noncontrolling interests	$—	63,500
Non-cash contributions to Lennar Multifamily unconsolidated entities	$59,107	14,070
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$37,270	27,784
Non-cash acquisition of Servicer Provider	$8,317	—
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$5,927	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$155,021	—
Investments in unconsolidated entities	$(30,647)	—
Operating properties and equipment and other assets	$(18,468)	—
Noncontrolling interests	$(105,906)	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Operations of the Rialto Investments (“Rialto”) segment include raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, gains from securitization transactions and interest income from the new Rialto Mortgage Finance ("RMF") business, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
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

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Homebuilding East	$2,125,930	1,890,138
Homebuilding Central	1,146,071	963,815
Homebuilding West	3,348,046	3,108,395
Homebuilding Southeast Florida	776,051	757,125
Homebuilding Houston	391,911	307,864
Homebuilding Other	884,892	808,496
Rialto Investments	1,473,416	1,479,313
Lennar Financial Services	865,908	796,710
Lennar Multifamily	166,593	147,089
Corporate and unallocated	815,808	1,014,302
Total assets	$11,994,626	11,273,247

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues:
Homebuilding East	$536,748	421,829	927,256	710,721
Homebuilding Central	235,208	181,774	397,702	330,806
Homebuilding West	423,354	269,565	738,369	443,640
Homebuilding Southeast Florida	129,492	123,883	231,656	195,734
Homebuilding Houston	178,663	145,394	309,286	253,912
Homebuilding Other	131,320	127,399	261,901	203,475
Lennar Financial Services	111,016	119,096	187,968	214,976
Rialto Investments	54,393	25,684	101,348	51,306
Lennar Multifamily	18,551	12,257	26,354	12,554
Total revenues (1)	$1,818,745	1,426,881	3,181,840	2,417,124
Operating earnings (loss):
Homebuilding East	$85,252	49,373	135,904	72,248
Homebuilding Central	24,074	12,836	34,734	26,793
Homebuilding West (2)	64,643	45,698	118,436	58,301
Homebuilding Southeast Florida (3)	26,748	28,764	47,306	38,172
Homebuilding Houston	24,685	15,026	46,356	24,532
Homebuilding Other (4)	9,109	8,097	13,993	10,420
Lennar Financial Services	18,293	29,172	22,758	45,274
Rialto Investments	(3,677)	8,530	(173)	9,881
Lennar Multifamily	(7,180)	(1,354)	(13,379)	(4,888)
Total operating earnings	241,947	196,142	405,935	280,733
Corporate general and administrative expenses	38,317	33,853	76,429	65,123
Earnings before income taxes	$203,630	162,289	329,506	215,610

(1)
Total revenues are net of sales incentives of $100.9 million ($20,300 per home delivered) and $177.4 million ($20,700 per home delivered) for the three and six months ended May 31, 2014, respectively, compared to $89.9 million ($20,200 per home delivered) and $163.9 million ($21,500 per home delivered) for the three and six months ended May 31, 2013, respectively.

(2)	For the six months ended May 31, 2014, operating earnings includes $0.9 million of valuation adjustments to land the Company intends to sell or has sold to third parties.

(3)
For the three and six months ended May 31, 2013, operating earnings include $2.7 million and $3.8 million, respectively, of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes.

(4)For the six months ended May 31, 2014, operating earnings includes $1.1 million write-offs of option deposits and pre-acquisition costs.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$32,111	179,790	175,805	261,014
Costs and expenses	65,098	127,737	210,737	209,359
Other income	—	—	—	13,361
Net earnings (loss) of unconsolidated entities	$(32,987)	52,053	(34,932)	65,016
Lennar Homebuilding equity in earnings from unconsolidated entities (1)	$394	13,491	5,384	12,627

(1)
For the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third party land sales by one unconsolidated entity. For both the three and six months ended May 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $13.0 million of equity in earnings primarily as a result of sales of homesites to third parties by another unconsolidated entity.

Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$205,140	184,521
Inventories	2,739,466	2,904,795
Other assets	154,541	147,410
	$3,099,147	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$255,286	272,940
Debt	513,547	450,457
Equity	2,330,314	2,513,329
	$3,099,147	3,236,726
As of May 31, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $690.0 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2014 and November 30, 2013 was $768.2 million and $829.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co. ("MSR"), Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities above. During the three months ended May 31, 2014, the Company entered into a new agreement with the joint venture which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by the Company were deconsolidated.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(In thousands)	May 31, 2014	November 30, 2013
The Company’s net recourse exposure	$25,101	27,496
Reimbursement agreements from partners	4,151	13,500
The Company’s maximum recourse exposure	$29,252	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$57,309	61,008
Non-recourse land seller debt or other debt	4,035	20,454
Non-recourse debt with completion guarantees	303,292	245,821
Non-recourse debt without completion guarantees	119,659	82,178
Non-recourse debt to the Company	484,295	409,461
Total debt	$513,547	450,457
The Company’s maximum recourse exposure as a % of total JV debt	6%	9%
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both May 31, 2014 and November 30, 2013, the Company did not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a repayment or maintenance guarantee, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
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
As of May 31, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2014 and 2013:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	2,053,893	458,569
Net earnings (including net loss attributable to noncontrolling interests)	202,582	—	—	—	—	215,836	(13,254)
Employee stock and directors plans	13,429	4	—	1,378	12,047	—	—
Retirement of treasury stock	—	(1,173)	—	(541,019)	542,192	—	—
Tax benefit from employee stock plans and vesting of restricted stock	282	—	—	282	—	—	—
Amortization of restricted stock	17,251	—	—	17,251	—	—	—
Cash dividends	(16,355)	—	—	—	—	(16,355)	—
Receipts related to noncontrolling interests	11,933	—	—	—	—	—	11,933
Payments related to noncontrolling interests	(72,737)	—	—	—	—	—	(72,737)
Non-cash consolidations, net	107,022	—	—	—	—	—	107,022
Non-cash activity related to noncontrolling interests	430	—	—	—	—	—	430
Balance at May 31, 2014	$4,891,307	17,314	3,298	2,199,138	(73,780)	2,253,374	491,963

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	199,756	—	—	—	—	194,928	4,828
Employee stock and directors plans	30,134	102	—	12,967	17,065	—	—
Tax benefit from employee stock plans and vesting of restricted stock	8,435	—	—	8,435	—	—	—
Amortization of restricted stock	13,161	—	—	13,161	—	—	—
Cash dividends	(15,390)	—	—	—	—	(15,390)	—
Equity adjustments related to purchase of noncontrolling interests	38,636	—	—	(60,430)	—	—	99,066
Receipts related to noncontrolling interests	575	—	—	—	—	—	575
Payments related to noncontrolling interests	(168,176)	—	—	—	—	—	(168,176)
Non-cash purchase of noncontrolling interests	(63,500)	—	—	—	—	—	(63,500)
Balance at May 31, 2013	$4,044,839	17,342	3,298	2,396,074	(615,781)	1,784,669	459,237
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and six months ended May 31, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.

During the three and six months ended May 31, 2014, treasury stock decreased by 11.7 million and 12.1 million, respectively, shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors during the three months ended May 31, 2014. The retirement of Class A common stock resulted in a reclass between treasury stock and additional paid-in capital within stockholders' equity. During the three months ended May 31, 2013, treasury stock increased by an immaterial amount of Class A common stock. During the six months ended May 31, 2013, treasury stock decreased by approximately 0.5 million in shares of Class A common stock due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
During the three and six months ended May 31, 2014, the Company recorded a tax provision of $81.0 million and $126.9 million, respectively, primarily related to pre-tax earnings. During the three and six months ended May 31, 2013, the Company recorded a tax provision of $19.5 million and $15.9 million, respectively, which included a tax provision of $60.8 million and $82.3 million, respectively, primarily related to pre-tax earnings, partially offset by a reversal of the Company's valuation allowance of $41.3 million and $66.4 million, respectively. The effective tax rate for the three months ended May 31, 2014 and 2013 was 37.04% and 12.42%, respectively. The effective tax rate for the six months ended May 31, 2014 and 2013 was 37.03% and 7.52%, respectively. The difference in tax rate between the two periods is primarily the result of a valuation allowance reversal during the three and six months ended May 31, 2013.
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
As of May 31, 2014 and November 30, 2013, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $280.0 million and $376.8 million, respectively. The net deferred tax assets included a valuation allowance of $12.7 million as of both May 31, 2014 and November 30, 2013, primarily related to state net operating loss ("NOL") carryforwards that may expire due to short carryforward periods.
At May 31, 2014 and November 30, 2013, the Company had federal tax effected NOL carryforwards totaling $2.4 million and $88.1 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. At May 31, 2014 and November 30, 2013, the Company had state tax effected NOL carryforwards totaling $129.6 million and $143.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2014 and 2033. At both May 31, 2014 and November 30, 2013, the Company had a valuation allowance of $10.6 million against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
At both May 31, 2014 and November 30, 2013, the Company had $10.5 million of gross unrecognized tax benefits. At May 31, 2014, the Company had $27.3 million accrued for interest and penalties, of which $8.5 million was recorded during the six months ended May 31, 2014. During both the three and six months ended May 31, 2014, the accrual for interest and penalties was reduced by $0.3 million, primarily as a result of interest payments. At November 30, 2013, the Company had $19.1 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net earnings attributable to Lennar	$137,719	137,436	215,836	194,928
Less: distributed earnings allocated to nonvested shares	97	102	195	204
Less: undistributed earnings allocated to nonvested shares	1,541	1,747	2,388	2,405
Numerator for basic earnings per share	136,081	135,587	213,253	192,319
Plus: interest on 3.25% convertible senior notes due 2021 and 2.00% convertible senior notes due 2020 (1)	1,982	2,826	3,964	5,651
Plus: undistributed earnings allocated to convertible shares	1,541	1,747	2,388	2,405
Less: undistributed earnings reallocated to convertible shares	1,388	1,500	2,162	2,085
Numerator for diluted earnings per share	$138,216	138,660	217,443	198,290
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	202,000	190,010	201,977	189,779
Effect of dilutive securities:
Share-based payments	9	339	9	456
Convertible senior notes	26,001	36,306	25,835	36,101
Denominator for diluted earnings per share - weighted average common shares outstanding	228,010	226,655	227,821	226,336
Basic earnings per share	$0.67	0.71	1.06	1.01
Diluted earnings per share	$0.61	0.61	0.95	0.88

(1)
Interest on the 2.00% convertible senior notes due 2020 is included in the three and six months ended May 31, 2013 because the holders of the 2.00% convertible senior notes due 2020 converted the notes into shares of Class A common stock in November 30, 2013.

For both the three and six months ended May 31, 2014 and 2013, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$86,164	73,066
Restricted cash	5,693	10,283
Receivables, net (1)	120,888	127,223
Loans held-for-sale (2)	467,786	414,231
Loans held-for-investment, net	26,787	26,356
Investments held-to-maturity	56,806	62,344
Goodwill	38,854	34,046
Other (3)	62,930	49,161
	$865,908	796,710
Liabilities:
Notes and other debts payable	$465,875	374,166
Other (4)	172,813	169,473
	$638,688	543,639

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2014 and November 30, 2013, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $15.0 million and $7.3 million as of May 31, 2014 and November 30, 2013, respectively. Other assets also includes forward contracts carried at fair value of $1.4 million as of November 30, 2013. In addition, other assets include mortgage servicing rights carried at fair value of $18.2 million and $11.5 million as of May 31, 2014 and November 30, 2013, respectively.

(4)
Other liabilities include $73.2 million and $74.5 million as of May 31, 2014 and November 30, 2013, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $6.3 million as of May 31, 2014.

At May 31, 2014, the Lennar Financial Services segment warehouse facilities were as follows:

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
In June 2014, the Lennar Financial Services segment entered into a new 364-day warehouse repurchase facility with a maximum aggregate commitment of $150.0 million (including a $50.0 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end) that matures in June 2015.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $465.9 million and $374.2 million at May 31, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $486.6 million and $452.5 million at May 31, 2014 and November 30, 2013, respectively. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. During recent years there has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the Company's condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Loan origination liabilities, beginning of period	$9,585	7,606	9,311	7,250
Provision for losses during the period	449	360	742	773
Adjustments to pre-existing provisions for losses from changes in estimates	—	428	—	524
Payments/settlements	(260)	(137)	(279)	(290)
Loan origination liabilities, end of period	$9,774	8,257	9,774	8,257
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

(In thousands)	May 31, 2014	November 30, 2013
Impaired loans unpaid principal balance	$7,635	7,897
Valuation allowance	(3,756)	(3,891)
Investment in impaired loans	$3,879	4,006
The average recorded investment in impaired loans totaled $3.8 million and $3.9 million for the three and six months ended May 31, 2014, respectively. The average recorded investment in impaired loans totaled $3.6 million and $3.3 million for the three and six months ended May 31, 2013, respectively.
In April 2014, the Lennar Financial Services segment acquired a Colorado-based mortgage company. At acquisition date the provisional fair value of the assets acquired were $1.4 million and the provisional goodwill recorded was $4.8 million.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$244,675	201,496
Restricted cash (1)	34,890	2,593
Receivables, net (2)	125,746	111,833
Loans receivable, net	203,190	278,392
Loans held-for-sale (3)	45,065	44,228
Real estate owned - held-for-sale	192,829	197,851
Real estate owned - held-and-used, net	379,069	428,989
Investments in unconsolidated entities	157,693	154,573
Investments held-to-maturity	16,658	16,070
Other (4)	73,601	43,288
	$1,473,416	1,479,313
Liabilities:
Notes and other debts payable (5)	$577,916	441,883
Other (6)	80,868	55,125
	$658,784	497,008

(1)
Restricted cash primarily consists of cash held in escrow by the Company's loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily relate to loans sold but not settled as of May 31, 2014 and November 30, 2013, respectively.

(3)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(4)	Other assets include credit default swaps carried at fair value of $1.2 million and $0.8 million as of May 31, 2014 and November 30, 2013, respectively.

(5)
Notes and other debts payable include $352.1 million and $250.0 million related to the 7.00% Senior Notes due 2018 ("7.00% Senior Notes") as of May 31, 2014 and November 30, 2013, respectively, and also include $44.4 million and $76.0 million as of May 31, 2014 and November 30, 2013, respectively, related to the RMF warehouse repurchase financing agreements. As of May 31, 2014, notes and other debts payable also include $73.8 million related to notes issued through a structured note offering.

(6)
Other liabilities include interest rate swaps and swap futures carried at fair value of $0.4 million as of May 31, 2014 and credit default swaps carried at fair value of $0.6 million and $0.3 million as of May 31, 2014 and November 30, 2013, respectively.

Rialto’s operating earnings were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$54,393	25,684	101,348	51,306
Costs and expenses (1)	79,604	28,305	127,180	60,076
Rialto Investments equity in earnings from unconsolidated entities	17,939	4,505	23,293	10,678
Rialto Investments other income, net	3,595	6,646	2,366	7,973
Operating earnings (loss) (2)	$(3,677)	8,530	(173)	9,881

(1)
Costs and expenses for the three and six months ended May 31, 2014 include loan impairments of $33.9 million and $40.6 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the three and six months ended May 31, 2013 costs and expenses include loan impairments of $3.5 million and $10.6 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating loss for the three and six months ended May 31, 2014 include net loss attributable to noncontrolling interests of $17.1 million and $16.1 million, respectively. Operating earnings for the three and six months ended May 31, 2013 include net earnings attributable to noncontrolling interests of $5.7 million and $5.4 million, respectively.

The following is a detail of Rialto Investments other income, net for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Realized gains on REO sales, net	$14,234	18,535	23,743	27,206
Unrealized losses on transfer of loans receivable to REO and impairments, net	(8,274)	(6,980)	(10,651)	(6,310)
REO and other expenses (1)	(12,411)	(10,348)	(30,950)	(22,904)
Rental and other income (1)	10,046	5,439	20,224	9,981
Rialto Investments other income, net	$3,595	6,646	2,366	7,973

(1)	For the six months ended May 31, 2014, a $12.6 million allowance was reclassified from REO and other expenses to rental and other income, which did not impact Rialto Investments other income, net.
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC ("FDIC Portfolios"), which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions will continue being shared 60%/40% with the FDIC. During the six months ended May 31, 2014, $98.2 million was distributed by the LLCs, of which $59.6 million was paid to the FDIC and $38.6 million was paid to Rialto, the parent company.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2014, these consolidated LLCs had total combined assets and liabilities of $607.5 million and $24.5 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both May 31, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.
In May 2014, Rialto issued $73.8 million principal amount of notes through a structured note offering (the "Structured Notes") collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserved, were $69.1 million. The estimated final payment date of the Structured Notes is December 15, 2015.
The following table displays the loans receivable by aggregate collateral type:

(In thousands)	May 31, 2014	November 30, 2013
Land	$105,202	166,950
Single family homes	49,808	59,647
Commercial properties	32,501	38,060
Other	15,679	13,735
Loans receivable, net	$203,190	278,392
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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 were as follows:

(In thousands)	May 31, 2014	November 30, 2013
Outstanding principal balance	$496,641	586,901
Carrying value	$197,992	270,075
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the six months ended May 31, 2014 and 2013 was as follows:

	May 31,
(In thousands)	2014	2013
Accretable yield, beginning of period	$73,144	112,899
Additions	6,431	40,879
Deletions	(22,078)	(22,463)
Accretions	(18,927)	(26,596)
Accretable yield, end of period	$38,570	104,719
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
May 31, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$5,218	—	2,106	2,106
Single family homes	9,166	502	1,983	2,485
Commercial properties	1,500	—	607	607
Loans receivable	$15,884	502	4,696	5,198
November 30, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$6,791	249	2,304	2,553
Single family homes	15,125	519	4,119	4,638
Commercial properties	3,400	498	628	1,126
Loans receivable	$25,316	1,266	7,051	8,317

The average recorded investment in impaired loans totaled approximately $7 million and $37 million for the six months ended May 31, 2014 and 2013, respectively.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Allowance on accrual loans, beginning of period	$24,922	16,851	$18,952	$12,178
Provision for loan losses, net of recoveries	33,851	3,453	40,488	9,530
Charge-offs	(3,115)	(1,588)	(3,782)	(2,992)
Allowance on accrual loans, end of period	$55,658	18,716	55,658	18,716
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Allowance on nonaccrual loans, beginning of period	$424	1,710	$1,213	$3,722
Provision for loan losses	15	67	94	1,080
Charge-offs	(153)	(5)	(1,021)	(3,030)
Allowance on nonaccrual loans, end of period	$286	1,772	286	1,772
Accrual and nonaccrual loans receivable by risk categories were as follows:
May 31, 2014

(In thousands)	Accrual	Nonaccrual	Total
Land	$103,096	2,106	105,202
Single family homes	47,323	2,485	49,808
Commercial properties	31,894	607	32,501
Other	15,679	—	15,679
Loans receivable	$197,992	5,198	203,190
November 30, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$164,397	2,553	166,950
Single family homes	55,009	4,638	59,647
Commercial properties	36,934	1,126	38,060
Other	13,735	—	13,735
Loans receivable	$270,075	8,317	278,392
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
The following tables represent the activity in REO:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
REO - held-for-sale, beginning of period	$186,234	178,678	197,851	134,161
Additions	—	739	—	1,333
Improvements	1,130	1,501	2,723	2,517
Sales	(47,433)	(51,496)	(88,666)	(77,276)
Impairments and unrealized losses	(1,032)	(3,485)	(2,823)	(4,184)
Transfers from held-and-used, net (1)	53,930	78,448	83,744	147,834
REO - held-for-sale, end of period	$192,829	204,385	192,829	204,385

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
REO - held-and-used, net, beginning of period	$405,675	547,273	428,989	601,022
Additions	26,093	8,536	34,127	24,728
Improvements	2,708	2,179	3,471	2,879
Impairments	(599)	(307)	(1,503)	(403)
Depreciation	(878)	(919)	(2,271)	(2,078)
Transfers to held-for-sale (1)	(53,930)	(78,448)	(83,744)	(147,834)
REO - held-and-used, net, end of period	$379,069	478,314	379,069	478,314

(1)
During the three and six months ended May 31, 2014 and 2013, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and six months ended May 31, 2014, the Company recorded net losses of $7.0 million and $7.1 million, respectively, from acquisitions of REO through foreclosure. For the three and six months ended May 31, 2013, the Company recorded net losses of $3.2 million and $1.7 million, respectively, from acquisitions of REO through foreclosure. These net losses are recorded in Rialto Investments other income, net.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the six months ended May 31, 2014, RMF originated loans with a total principal balance of $692.2 million and sold $691.5 million of loans into three separate securitizations. An additional $125.7 million of these originated loans were sold but not settled into a securitization trust as of May 31, 2014, and thus were included in receivables, net. As of May 31, 2014 and November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. Borrowings under these facilities were $44.4 million and $76.0 million as of May 31, 2014 and November 30, 2013, respectively.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private offering with no registration rights. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually beginning June 1, 2014. At May 31, 2014 and November 30, 2013, the carrying amount of the 7.00% Senior Notes was $352.1 million and $250.0 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at May 31, 2014.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2014	May 31, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$73,188	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	660,058	100,000	50,579	52,020	53,103
Rialto Mezzanine Partners Fund	2013	125,000	81,701	27,299	17,843	17,719	16,724
Other Investments						14,766	9,017
						$157,693	154,573
Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$7,174	4,769	12,233	11,142
Rialto Real Estate Fund II, LP	2,402	(454)	2,440	(454)
Rialto Mezzanine Partners Fund	493	—	782	—
Other investments	7,870	190	7,838	(10)
Rialto Investments equity in earnings from unconsolidated entities	$17,939	4,505	23,293	10,678

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$262,145	332,968
Loans receivable	561,167	523,249
Real estate owned	318,846	285,565
Investment securities	455,634	149,350
Investments in partnerships	224,605	381,555
Other assets	37,231	191,624
	$1,859,628	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$34,141	108,514
Notes payable	344,138	398,445
Partner loans	—	163,940
Equity	1,481,349	1,193,412
	$1,859,628	1,864,311
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$33,177	65,956	64,604	119,299
Costs and expenses	23,304	65,595	49,413	124,709
Other income, net (1)	104,868	38,786	153,038	94,787
Net earnings of unconsolidated entities	$114,741	39,147	168,229	89,377
Rialto Investments equity in earnings from unconsolidated entities	$17,939	4,505	23,293	10,678

(1)
Other income, net, for the three and six months ended May 31, 2014 included Rialto Real Estate Fund, LP, Rialto Real Estate Fund II, LP and other investments realized and unrealized gains on investments. Other income, net, for the three and six months ended May 31, 2013 included Rialto Real Estate Fund, LP and Rialto Real Estate Fund II, LP realized and unrealized gains on investments.

In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and six months ended May 31, 2014 and 2013. The carrying value of the investment securities at May 31, 2014 and November 30, 2013, was $16.7 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In January 2014, Rialto acquired 100% of the loan servicing business segment of a financial services company (the "Servicer Provider") in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Servicer Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the provisional fair value of the assets acquired were $20.8 million, the provisional goodwill recorded was $5.1 million and the provisional fair value of the liabilities assumed were $17.6 million. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million.

(9)	Lennar Multifamily Segment
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$1,785	519
Land under development	77,071	88,260
Consolidated inventory not owned	5,000	10,500
Investments in unconsolidated entities	77,534	46,301
Other assets	5,203	1,509
	$166,593	147,089
Liabilities:
Accounts payable and other liabilities	$26,235	17,518
Notes payable	—	13,858
Liabilities related to consolidated inventory not owned	4,200	10,150
	$30,435	41,526
Since 2012, the Company has become actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Lennar Multifamily segment's unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. All construction cost over-runs would be paid by the Company. As of May 31, 2014, the fair value of the completion guarantees is immaterial. As of May 31, 2014 and November 30, 2013, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $105.5 million and $51.6 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$15,171	5,800
Operating properties and equipment	431,604	236,528
Other assets	10,870	3,460
	$457,645	245,788
Liabilities and equity:
Accounts payable and other liabilities	$51,942	11,147
Notes payable	105,535	51,604
Equity	300,168	183,037
	$457,645	245,788

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$960	—	2,411	—
Costs and expenses	1,581	248	3,175	263
Net loss of unconsolidated entities	$(621)	(248)	(764)	(263)
Lennar Multifamily equity in loss from unconsolidated entities	$(182)	(30)	(257)	(33)

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2014 and November 30, 2013 included $210.6 million and $172.3 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2014	November 30, 2013
5.50% senior notes due 2014	$249,820	249,640
5.60% senior notes due 2015	500,400	500,527
6.50% senior notes due 2016	249,904	249,886
12.25% senior notes due 2017	395,780	395,312
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,323	248,167
4.125% senior notes due 2018	274,995	274,995
4.50% senior notes due 2019	500,500	—
2.75% convertible senior notes due 2020	423,597	416,041
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,223	571,012
Mortgages notes on land and other debt	469,646	489,602
	$4,683,438	4,194,432
At May 31, 2014, the Company had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017, $200 million of letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. The Company believes it was in compliance with its debt covenants at May 31, 2014.
In June 2014, the Company amended its Credit Facility increasing the aggregated principal amount from $950 million to $1.5 billion, which includes a $263 million accordion feature, subject to additional commitments. The Credit Facility's maturity date was extended to June 2018.
The Company’s performance letters of credit outstanding were $225.4 million and $160.6 million, respectively, at May 31, 2014 and November 30, 2013. The Company’s financial letters of credit outstanding were $212.6 million and $212.8 million, respectively, at May 31, 2014 and November 30, 2013. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2014, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $817.8 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2014, there were approximately $395.9 million, or 48%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In February 2014, the Company originally issued $400 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes") at a price of 100%. The Company issued an additional $100 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $495.7 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At May 31, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.
At both May 31, 2014 and November 30, 2013, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
When the 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are converted, the 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended May 31, 2014 and 2013 was $39.92 and $41.03, respectively, which exceeded the conversion price, thus 9.0 million shares and 9.3 million shares, respectively, were included in the calculation of diluted earnings per share. The Company’s volume weighted average stock price for the six months ended May 31, 2014 and 2013 was $39.32 and $40.32, respectively, which exceeded the conversion price price, thus 8.8 million and 9.1 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both May 31, 2014 and November 30, 2013, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At May 31, 2014 and November 30, 2013, the carrying amount of the equity component included in stockholders’ equity was $22.4 million and $30.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $423.6 million and $416.0 million, respectively.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Warranty reserve, beginning of period	$101,097	85,208	102,580	84,188
Warranties issued during the period	14,580	12,122	24,972	20,881
Adjustments to pre-existing warranties from changes in estimates (1)	3,456	4,960	5,576	7,909
Payments	(13,434)	(12,048)	(27,429)	(22,736)
Warranty reserve, end of period	$105,699	90,242	105,699	90,242

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2014 and 2013 primarily relate to specific claims received in certain of our homebuilding communities.

(14)	Share-Based Payments
During both the three and six months ended May 31, 2014, the Company granted an immaterial number of stock options and nonvested shares. During both the three and six months ended May 31, 2013, the Company granted an immaterial number of stock options and 0.1 million nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Stock options	$38	33	40	33
Nonvested shares	8,512	6,675	17,251	13,161
Total compensation expense for share-based awards	$8,550	6,708	17,291	13,194

(15)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2014 and November 30, 2013, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		May 31, 2014		November 30, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$203,190	204,601	278,392	305,810
Investments held-to-maturity	Level 3	$16,658	16,532	16,070	15,952
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,787	26,879	26,356	26,095
Investments held-to-maturity	Level 2	$56,806	57,016	62,344	62,580
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,683,438	5,624,954	4,194,432	4,971,500
Rialto Investments notes and other debts payable	Level 2	$577,916	583,677	441,883	438,373
Lennar Financial Services notes and other debts payable	Level 2	$465,875	465,875	374,166	374,166
Lennar Multifamily notes payable	Level 2	$—	—	13,858	13,858
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2014	Fair Value at November 30, 2013
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$467,786	414,231
Mortgage loan commitments	Level 2	$15,033	7,335
Forward contracts	Level 2	$(6,315)	1,444
Mortgage servicing rights	Level 3	$18,242	11,455
Lennar Homebuilding:
Investments available-for-sale	Level 3	$20,416	40,032
Rialto Investments Financial Assets:
Loans held-for-sale (2)	Level 3	$45,065	44,228
Credit default swaps	Level 2	$1,219	788
Rialto Investments Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$425	31
Credit default swaps	Level 2	$646	318

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $467.8 million at May 31, 2014 exceeds their aggregate principal balance of $445.4 million by $22.4 million. The aggregate fair value of loans held-for-sale of $414.2 million at November 30, 2013 exceeds their aggregate principal balance of $399.0 million by $15.3 million.

(2)
The aggregate fair value of Rialto Investments loans held-for-sale of $45.1 million at May 31, 2014 exceeds their aggregate principal balance of $44.4 million by $0.7 million. The aggregate fair value of loans held-for-sale of $44.2 million at November 30, 2013 exceeds their aggregate principal balance of $44.0 million by $0.2 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2014 and November 30, 2013. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of May 31, 2014 and November 30, 2013.
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2014, the key assumptions used in determining the fair value include a 12.3% mortgage prepayment rate, a 4.5% delinquency rate and a 12.0% discount rate.
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
Gains (losses) of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. Gains (losses) of Rialto financial instruments measured at fair value are recognized in the Rialto segment's operating earnings. Gains (losses) related to the Lennar Homebuilding investments available-for-sale during the six months ended May 31, 2014 and 2013 were deferred as a result of the Company's continuing involvement in the underlying real estate collateral, thus no gains (losses) were recognized during the six months ended May 31, 2014 and 2013. The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$8,392	(6,624)	7,152	(17,404)
Mortgage loan commitments	$4,904	(6,189)	7,698	(6,894)
Forward contracts	$(2,038)	17,549	(7,759)	17,991
Changes in fair value included in Rialto Investments revenues:
Financial Assets:
Credit default swaps	$(369)	—	431	—
Financial Liabilities:
Interest rate swaps and swap futures	$42	—	(394)	—
Credit default swaps	$500	—	(328)	—
Interest income on Lennar Financial Services loans held-for-sale and Rialto Investments loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto Investments' statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2014, the segment had open commitments amounting to $666.0 million to sell MBS with varying settlement dates through August 2014.
The following table represents a reconciliation of the beginning and ending balance for the Financial Services Level 3 recurring fair value measurements (mortgage servicing rights) included in the Lennar Financial Services segment’s other assets:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
Mortgage servicing rights, beginning of period	$11,955	5,399	11,455	4,749
Purchases and retention of mortgage servicing rights (1)	6,808	623	7,968	1,273
Changes in fair value (2)	(521)	1,285	(1,181)	1,285
Mortgage servicing rights, end of period	$18,242	7,307	18,242	7,307

(1)	For both the three and six months ended May 31, 2014, purchases and retention of mortgage servicing rights include the $5.9 million acquisition of a portfolio of mortgage servicing rights.

(2)	Amount represents changes in fair value included in Lennar Financial Services revenues.
The following table represents a reconciliation of the beginning and ending balance for the Lennar Homebuilding Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Investments available-for-sale, beginning of period	$59,880	31,818	40,032	19,591
Purchases and other (1)	5,280	—	21,274	12,227
Sales	(44,579)	—	(44,579)	—
Changes in fair value (2)	222	1,520	5,150	1,520
Settlements (3)	(387)	—	(1,461)	—
Investments available-for-sale, end of period	$20,416	33,338	20,416	33,338

(1)	Represents investments in community development district bonds that mature at various dates between 2037 and 2039.

(2)
The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during the three and six months ended May 31, 2014 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company redeemed the bonds.

The following table represents a reconciliation of the beginning and ending balance for Rialto Investments Level 3 recurring fair value measurements (loans held-for-sale):

	Three Months Ended	Six Months Ended
	May 31,	May 31,
(In thousands)	2014	2014
Rialto Investments loans held-for-sale, beginning of period	$86,857	44,228
Loan originations	396,648	692,156
Origination loans sold, including those not settled	(438,498)	(691,536)
Interest and principal paydowns	370	(24)
Changes in fair value (1)	(312)	241
Rialto Investments loans held-for-sale, end of period	$45,065	45,065

(1)	Amount represents changes in fair value included in Rialto Investments revenues.

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

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended May 31, 2014	Total Losses (1)
(In thousands)
Rialto Investments:
REO - held-for-sale (2)	Level 3	$10,007	(1,032)
REO - held-and-used, net (3)	Level 3	$27,998	(7,242)

(1)	Represents losses from acquisitions of real estate through foreclosure including REO impairments recorded during the three months ended May 31, 2014.

(2)
REO held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of transfer. Upon transfer, the REO held-for-sale, had a carrying value of $6.6 million and a fair value of $6.2 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of transfer or management’s best estimate. The losses upon transfer of REO held-for-sale, were $0.4 million. As part of management’s periodic valuations of its REO held-for-sale, during the three months ended May 31, 2014, REO held-for-sale, with an aggregate value of $4.4 million were written down to their fair value of $3.8 million, resulting in impairments of $0.6 million. These losses and impairments are included within Rialto Investments other income, net, in the Company’s condensed consolidated statement of operations for the three months ended May 31, 2014.

(3)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $32.4 million and a fair value of $25.7 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $6.6 million. As part of management’s periodic valuations of its REO held-and-used, net, during the three months ended May 31, 2014, REO held-and-used, net, with an aggregate value of $2.9 million were written down to their fair value of $2.3 million, resulting in impairments of $0.6 million. These losses and impairments are included within Rialto Investments other income, net, in the Company’s condensed consolidated statement of operations for the three months ended May 31, 2014.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended May 31, 2013	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$9,323	(2,934)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$11,573	(4,573)
REO - held-and-used, net (4)	Level 3	$8,949	(2,407)

(1)	Represents total losses due to valuation adjustments or losses from acquisitions of real estate through foreclosure including REO impairments recorded during the three months ended May 31, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $12.3 million were written down to their fair value of $9.3 million, resulting in valuation adjustments of $2.9 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2013.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale had a carrying value of $1.8 million and a fair value of $0.7 million. The fair value of REO held-for-sale is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-for-sale were $1.1 million. As part of management's periodic valuations of its REO held-for-sale during the three months ended May 31, 2013, REO held-for-sale with an aggregate value of $14.3 million were written down to their fair value of $10.8 million, resulting in impairments of $3.5 million. These losses and impairments are included within Rialto Investments other income, net in the Company's condensed consolidated statement of operations for the three months ended May 31, 2013.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $10.6 million and a fair value of $8.5 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $2.1 million. As part of management's periodic valuations of its REO held-and-used, net, during the three months ended May 31, 2013, REO held-and-used, net, with an aggregate value of $0.7 million were written down to their fair value of $0.4 million, resulting in impairments of $0.3 million. These losses and impairments are included within the Rialto Investments other income, net in the Company’s condensed consolidated statement of operations for the three months ended May 31, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Six Months Ended May 31, 2014	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Land and land under development (2)	Level 3	$6,143	(870)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$33,967	(2,823)
REO - held-and-used, net (4)	Level 3	$44,677	(7,828)

(1)	Represents total losses due to valuation adjustments or losses from acquisitions of real estate through foreclosure including REO impairments recorded during the six months ended May 31, 2014.

(2)
Land and land under development with an aggregate carrying value of $7.0 million were written down to their fair value of $6.1 million, resulting in valuation adjustments of $0.9 million, which were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the six months ended May 31, 2014.

(3)
REO held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of transfer. Upon transfer, the REO held-for-sale, had a carrying value of $13.1 million and a fair value of $12.3 million. The fair value of REO held-for-sale, is based upon the appraised value at the time of transfer or management’s best estimate. The losses upon transfer of REO held-for-sale, were $0.8 million. As part of management’s periodic valuations of its REO held-for-sale, during the six months ended May 31, 2014, REO held-for-sale, with an aggregate value of $23.7 million were written down to their fair value of $21.7 million, resulting in impairments of $2.0 million. These losses and impairments are included within Rialto Investments other income, net in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $40.1 million and a fair value of $33.7 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $6.3 million. As part of management’s periodic valuations of its REO held-and-used, net, during the six months ended May 31, 2014, REO held-and-used, net, with an aggregate value of $12.4 million were written down to their fair value of $10.9 million, resulting in impairments of $1.5 million. These losses and impairments are included within Rialto Investments other income, net in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2014.

Non-financial assets	Fair Value Hierarchy	Fair Value Six Months Ended May 31, 2013	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$12,264	(4,189)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$20,020	(4,844)
REO - held-and-used, net (4)	Level 3	$27,160	(1,466)

(1)	Represents total losses due to valuation adjustments or losses from acquisitions of real estate through foreclosure including REO impairments recorded during the six months ended May 31, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $16.5 million were written down to their fair value of $12.3 million, resulting in valuation adjustments of $4.2 million, which were included in Lennar Homebuilding costs and expenses in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2013.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale had a carrying value of $2.0 million and a fair value of $1.3 million. The fair value of REO held-for-sale is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-for-sale were $0.7 million. As part of management's periodic valuations of its REO held-for-sale during the six months ended May 31, 2013, REO held-for-sale with an aggregate value of $22.9 million were written down to their fair value of $18.7 million, resulting in impairments of $4.2 million. These losses and impairments are included within Rialto Investments other income, net in the Company's condensed consolidated statement of operations for the six months ended May 31, 2013.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $25.8 million and a fair value of $24.7 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $1.1 million. As part of management's periodic valuations of its REO held-and-used, net, during the six months ended May 31, 2013, REO held-and-used, net, with an aggregate value of $2.8 million were written down to their fair value of $2.4 million, resulting in impairments of $0.4 million. These losses and impairments are included within the Rialto

Investments other income, net in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2013.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company discloses its accounting policy related to inventories and its review for indicators of impairments in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2013.
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
There were 578 and 492 active communities, excluding unconsolidated entities, as of May 31, 2014 and 2013, respectively. In the six months ended May 31, 2014, the Company reviewed its communities for potential indicators of impairments and identified 33 communities with 1,778 homesites and a corresponding carrying value of $138.8 million as having potential indicators of impairment. Of those communities identified, the Company recorded no impairments for the six months ended May 31, 2014.

REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the six months ended May 31, 2014, the capitalization rates used to estimate fair value ranged from 9% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2014. Based on the Company's evaluation, it consolidated an entity in the first quarter of 2014 within its Lennar Multifamily segment that had total combined assets of $22.9 million and subsequently deconsolidated the same entity in the second quarter of 2014 due to the receipt of previously required unfunded contributions by the joint venture partner during that period. Additionally, in the second quarter of 2014, the Company entered into a new option agreement with MSR, which resulted in the consolidation of certain VIEs because of the Company having options on substantially all of the homesites. The VIEs that consolidated had total combined assets of $158.5 million and non-recourse liabilities of $1.6 million.
At May 31, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $690.0 million and $716.9 million, respectively, the Rialto segment’s investments in unconsolidated entities were $157.7 million and $154.6 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $77.5 million and $46.3 million, respectively.
Consolidated VIEs
As of May 31, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1,038.0 million and $145.8 million, respectively. As of November 30, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1,195.3 million and $294.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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

Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of May 31, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$172,310	247,091
Rialto Investments (2)	16,658	16,658
Lennar Multifamily (3)	40,979	69,839
	$229,947	333,588
As of November 30, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$195,720	301,315
Rialto Investments (2)	24,393	24,393
Lennar Multifamily (3)	25,874	55,002
	$245,987	380,710

(1)
At May 31, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in unconsolidated VIEs, except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing and $4.6 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum exposure to loss related to Lennar Homebuilding unconsolidated entities. At November 30, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investment in the unconsolidated VIEs, except with regard to $90.5 million remaining commitment to fund an unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing and $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum exposure to loss related to Lennar Homebuilding unconsolidated entities.

(2)
At both May 31, 2014 and November 30, 2013, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs is limited to its investments in unconsolidated VIEs. At May 31, 2014 and November 30, 2013, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $16.7 million and $16.1 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At May 31, 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $28.2 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2013, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $28.0 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $4.6 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $28.2 million of letters of credit outstanding for certain of Lennar Multifamily unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with MSR discussed in Note 3, $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during the three months ended May 31, 2014.
In addition to this transaction, during the six months ended May 31, 2014, consolidated inventory not owned decreased by $172.7 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $72.7 million and $129.2 million at May 31, 2014 and November 30, 2013, respectively. Additionally, the Company had posted $25.5 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2014 and November 30, 2013, respectively.

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
In June 2013, the FASB issued ASU 2013-08, Investment Companies, (“ASU 2013-08”), which amends the criteria for an entity to qualify as an investment company under ASC 946, Financial Services - Investment Companies, (“ASC 946”). While ASU 2013-08 is not expected to significantly change which entities qualify for the specialized investment company accounting in ASC 946, it (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 also amends the requirements in ASC 810 related to qualifying for the “investment company deferral” as well as the requirements in ASC 820, Fair Value Measurement, related to qualifying for the “net asset value practical expedient.” ASU 2013-08 was effective for the Company’s second fiscal quarter beginning March 1, 2014. The adoption of ASU 2013-08 did not have a material effect on the Company’s condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss ("NOL"), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). ASU 2014-08 is intended to change the criteria for reporting discontinued operations and enhance disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity's operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures, as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 will be effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements.

(18)	Supplemental Financial Information
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at May 31, 2014, they were guaranteeing Lennar Corporation's $200 million of letter of credit facilities, a $140 million letter of credit facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(18) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2014 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$471,060	247,953	30,870	—	749,883
Inventories	—	7,157,218	237,895	—	7,395,113
Investments in unconsolidated entities	—	677,031	13,004	—	690,035
Other assets	142,063	419,970	86,270	5,375	653,678
Investments in subsidiaries	4,145,887	305,119	—	(4,451,006)	—
Intercompany	4,168,441	—	—	(4,168,441)	—
	8,927,451	8,807,291	368,039	(8,614,072)	9,488,709
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	379,069	—	379,069
Rialto Investments all other assets	—	—	1,094,347	—	1,094,347
Lennar Financial Services	—	74,629	791,279	—	865,908
Lennar Multifamily	—	166,593	—	—	166,593
Total assets	$8,927,451	9,048,513	2,632,734	(8,614,072)	11,994,626
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$315,474	666,752	56,733	—	1,038,959
Liabilities related to consolidated inventory not owned	—	53,015	—	—	53,015
Senior notes and other debts payable	4,212,633	390,298	80,507	—	4,683,438
Intercompany	—	4,114,334	54,107	(4,168,441)	—
	4,528,107	5,224,399	191,347	(4,168,441)	5,775,412
Rialto Investments	—	—	658,784	—	658,784
Lennar Financial Services	—	26,716	606,597	5,375	638,688
Lennar Multifamily	—	30,435	—	—	30,435
Total liabilities	4,528,107	5,281,550	1,456,728	(4,163,066)	7,103,319
Stockholders’ equity	4,399,344	3,766,963	684,043	(4,451,006)	4,399,344
Noncontrolling interests	—	—	491,963	—	491,963
Total equity	4,399,344	3,766,963	1,176,006	(4,451,006)	4,891,307
Total liabilities and equity	$8,927,451	9,048,513	2,632,734	(8,614,072)	11,994,626

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$562,134	192,945	28,430	—	783,509
Inventories	—	6,507,172	93,876	—	6,601,048
Investments in unconsolidated entities	—	702,291	14,658	—	716,949
Other assets	116,657	539,264	86,773	5,935	748,629
Investments in subsidiaries	4,305,887	325,906	—	(4,631,793)	—
Intercompany	3,191,611	—	—	(3,191,611)	—
	8,176,289	8,267,578	223,737	(7,817,469)	8,850,135
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	428,989	—	428,989
Rialto Investments all other assets	—	—	1,050,324	—	1,050,324
Lennar Financial Services	—	76,160	720,550	—	796,710
Lennar Multifamily	—	147,089	—	—	147,089
Total assets	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$302,558	623,709	58,029	—	984,296
Liabilities related to consolidated inventory not owned	—	384,876	—	—	384,876
Senior notes and other debts payable	3,704,830	400,044	89,558	—	4,194,432
Intercompany	—	3,183,664	7,947	(3,191,611)	—
	4,007,388	4,592,293	155,534	(3,191,611)	5,563,604
Rialto Investments	—	—	497,008	—	497,008
Lennar Financial Services	—	30,045	507,659	5,935	543,639
Lennar Multifamily	—	41,526	—	—	41,526
Total liabilities	4,007,388	4,663,864	1,160,201	(3,185,676)	6,645,777
Stockholders’ equity	4,168,901	3,826,963	804,830	(4,631,793)	4,168,901
Noncontrolling interests	—	—	458,569	—	458,569
Total equity	4,168,901	3,826,963	1,263,399	(4,631,793)	4,627,470
Total liabilities and equity	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,634,785	—	—	1,634,785
Lennar Financial Services	—	39,602	76,887	(5,473)	111,016
Rialto Investments	—	—	54,393	—	54,393
Lennar Multifamily	—	18,551	—	—	18,551
Total revenues	—	1,692,938	131,280	(5,473)	1,818,745
Cost and expenses:
Lennar Homebuilding	—	1,392,211	1,072	(640)	1,392,643
Lennar Financial Services	—	38,371	59,097	(4,745)	92,723
Rialto Investments	—	—	79,604	—	79,604
Lennar Multifamily	—	25,549	—	—	25,549
Corporate general and administrative	37,052	—	—	1,265	38,317
Total costs and expenses	37,052	1,456,131	139,773	(4,120)	1,628,836
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(3,001)	3,395	—	394
Lennar Homebuilding other income, net	—	2,369	—	(107)	2,262
Other interest expense	(1,460)	(10,287)	—	1,460	(10,287)
Rialto Investments equity in earnings from unconsolidated entities	—	—	17,939	—	17,939
Rialto Investments other income, net	—	—	3,595	—	3,595
Lennar Multifamily equity in loss from unconsolidated entities	—	(182)	—	—	(182)
Earnings (loss) before income taxes	(38,512)	225,706	16,436	—	203,630
Benefit (provision) for income taxes	14,265	(83,475)	(11,803)	—	(81,013)
Equity in earnings from subsidiaries	161,966	10,615	—	(172,581)	—
Net earnings (including net loss attributable to noncontrolling interests)	137,719	152,846	4,633	(172,581)	122,617
Less: Net loss attributable to noncontrolling interests	—	—	(15,102)	—	(15,102)
Net earnings attributable to Lennar	$137,719	152,846	19,735	(172,581)	137,719

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,249,272	20,572	—	1,269,844
Lennar Financial Services	—	43,164	81,170	(5,238)	119,096
Rialto Investments	—	—	25,684	—	25,684
Lennar Multifamily	—	12,257	—	—	12,257
Total revenues	—	1,304,693	127,426	(5,238)	1,426,881
Cost and expenses:
Lennar Homebuilding	—	1,074,585	26,335	(413)	1,100,507
Lennar Financial Services	—	40,673	54,076	(4,825)	89,924
Rialto Investments	—	—	28,305	—	28,305
Lennar Multifamily	—	13,581	—	—	13,581
Corporate general and administrative	32,587	—	—	1,266	33,853
Total costs and expenses	32,587	1,128,839	108,716	(3,972)	1,266,170
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	13,733	(242)	—	13,491
Lennar Homebuilding other income, net	196	2,066	—	(187)	2,075
Other interest expense	(1,453)	(25,109)	—	1,453	(25,109)
Rialto Investments equity in earnings from unconsolidated entities	—	—	4,505	—	4,505
Rialto Investments other income, net	—	—	6,646	—	6,646
Lennar Multifamily equity in loss from unconsolidated entities	—	(30)	—	—	(30)
Earnings (loss) before income taxes	(33,844)	166,514	29,619	—	162,289
Benefit (provision) for income taxes	17,991	(28,152)	(9,330)	—	(19,491)
Equity in earnings from subsidiaries	153,289	12,414	—	(165,703)	—
Net earnings (including net earnings attributable to noncontrolling interests)	137,436	150,776	20,289	(165,703)	142,798
Less: Net earnings attributable to noncontrolling interests	—	—	5,362	—	5,362
Net earnings attributable to Lennar	$137,436	150,776	14,927	(165,703)	137,436

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,866,170	—	—	2,866,170
Lennar Financial Services	—	70,471	128,311	(10,814)	187,968
Rialto Investments	—	—	101,348	—	101,348
Lennar Multifamily	—	26,354	—	—	26,354
Total revenues	—	2,962,995	229,659	(10,814)	3,181,840
Cost and expenses:
Lennar Homebuilding	—	2,459,563	(1,385)	(1,180)	2,456,998
Lennar Financial Services	—	73,066	101,517	(9,373)	165,210
Rialto Investments	—	—	127,180	—	127,180
Lennar Multifamily	—	39,476	—	—	39,476
Corporate general and administrative	73,898	—	—	2,531	76,429
Total costs and expenses	73,898	2,572,105	227,312	(8,022)	2,865,293
Lennar Homebuilding equity in earnings from unconsolidated entities	—	2,310	3,074	—	5,384
Lennar Homebuilding other income, net	—	5,248	—	(97)	5,151
Other interest expense	(2,889)	(22,978)	—	2,889	(22,978)
Rialto Investments equity in earnings from unconsolidated entities	—	—	23,293	—	23,293
Rialto Investments other income, net	—	—	2,366	—	2,366
Lennar Multifamily equity in loss from unconsolidated entities	—	(257)	—	—	(257)
Earnings (loss) before income taxes	(76,787)	375,213	31,080	—	329,506
Benefit (provision) for income taxes	28,434	(138,835)	(16,523)	—	(126,924)
Equity in earnings from subsidiaries	264,189	16,181	—	(280,370)	—
Net earnings (including net loss attributable to noncontrolling interests)	215,836	252,559	14,557	(280,370)	202,582
Less: Net loss attributable to noncontrolling interests	—	—	(13,254)	—	(13,254)
Net earnings attributable to Lennar	$215,836	252,559	27,811	(280,370)	215,836

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,117,716	20,572	—	2,138,288
Lennar Financial Services	—	79,240	146,180	(10,444)	214,976
Rialto Investments	—	—	51,306	—	51,306
Lennar Multifamily	—	12,554	—	—	12,554
Total revenues	—	2,209,510	218,058	(10,444)	2,417,124
Cost and expenses:
Lennar Homebuilding	—	1,850,609	29,357	(785)	1,879,181
Lennar Financial Services	—	77,691	101,732	(9,721)	169,702
Rialto Investments	—	—	60,076	—	60,076
Lennar Multifamily	—	17,409	—	—	17,409
Corporate general and administrative	62,592	—	—	2,531	65,123
Total costs and expenses	62,592	1,945,709	191,165	(7,975)	2,191,491
Lennar Homebuilding equity in earnings from unconsolidated entities	—	12,246	381	—	12,627
Lennar Homebuilding other income, net	424	9,853	—	(405)	9,872
Other interest expense	(2,874)	(51,140)	—	2,874	(51,140)
Rialto Investments equity in earnings from unconsolidated entities	—	—	10,678	—	10,678
Rialto Investments other income, net	—	—	7,973	—	7,973
Lennar Multifamily equity in loss from unconsolidated entities	—	(33)	—	—	(33)
Earnings (loss) before income taxes	(65,042)	234,727	45,925	—	215,610
Benefit (provision) for income taxes	25,393	(25,202)	(16,045)	—	(15,854)
Equity in earnings from subsidiaries	234,577	20,802	—	(255,379)	—
Net earnings (including net earnings attributable to noncontrolling interests)	194,928	230,327	29,880	(255,379)	199,756
Less: Net earnings attributable to noncontrolling interests	—	—	4,828	—	4,828
Net earnings attributable to Lennar	$194,928	230,327	25,052	(255,379)	194,928

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$215,836	252,559	14,557	(280,370)	202,582
Distributions of earnings from guarantor and non-guarantor subsidiaries	264,189	16,181	—	(280,370)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(247,474)	(869,113)	(88,061)	280,370	(924,278)
Net cash provided by (used in) operating activities	232,551	(600,373)	(73,504)	(280,370)	(721,696)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	15,976	2,219	—	18,195
Distributions of capital from Rialto Investments unconsolidated entities, net of investments in and contributions to	—	—	11,880	—	11,880
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	28,267	—	—	28,267
Receipts of principal payments on Rialto Investments loans receivable	—	—	8,357	—	8,357
Proceeds from sales of Rialto Investments real estate owned	—	—	112,409	—	112,409
Other	(408)	20,121	(10,915)	—	8,798
Distributions of capital from guarantor and non-guarantor subsidiaries	160,000	—	—	(160,000)	—
Intercompany	(975,792)	—	—	975,792	—
Net cash provided by (used in) investing activities	(816,200)	64,364	123,950	815,792	187,906
Cash flows from financing activities:
Net borrowings under Lennar Financial Services debt	—	—	85,782	—	85,782
Net repayments under Rialto investments warehouse repurchase facilities	—	—	(31,593)	—	(31,593)
Net proceeds from senior notes	495,725	—	175,405	—	671,130
Principal repayments on Rialto Investments notes payable	—	—	(5,870)	—	(5,870)
Net repayments on other borrowings	(1,150)	(119,358)	(9,736)	—	(130,244)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(60,804)	—	(60,804)
Excess tax benefits from share-based awards	282	—	—	—	282
Common stock:
Issuances	13,302	—	—	—	13,302
Repurchases	(566)	—	—	—	(566)
Dividends	(16,355)	(252,559)	(187,811)	440,370	(16,355)
Intercompany	—	930,341	45,451	(975,792)	—
Net cash provided by financing activities	491,238	556,884	10,824	(535,422)	523,524
Net (decrease) increase in cash and cash equivalents	(92,411)	20,875	61,270	—	(10,266)
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$454,690	173,628	331,921	—	960,239

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$194,928	230,327	29,880	(255,379)	199,756
Distributions of earnings from guarantor and non-guarantor subsidiaries	234,577	20,802	—	(255,379)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(246,509)	(926,936)	108,401	255,379	(809,665)
Net cash provided by (used in) operating activities	182,996	(675,807)	138,281	(255,379)	(609,909)
Cash flows from investing activities:
(Investments in and contributions to) and distributions of capital from Lennar Homebuilding unconsolidated entities, net	—	(11,094)	98,694	—	87,600
Distributions of capital from Rialto Investments unconsolidated entities, net of investments in and contributions to	—	—	3,470	—	3,470
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	2,221	—	—	2,221
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	185,910	—	185,910
Receipts of principal payments on Rialto Investments loans receivable	—	—	34,288	—	34,288
Proceeds from sales of Rialto Investments real estate owned	—	—	104,482	—	104,482
Other	(1)	(15,673)	(285)	—	(15,959)
Intercompany	(1,005,907)	—	—	1,005,907	—
Net cash provided by (used in) investing activities	(1,005,908)	(24,546)	426,559	1,005,907	402,012
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(123,253)	—	(123,253)
Net proceeds from senior notes	494,883	—	—	—	494,883
Redemption of senior notes	(63,001)	—	—	—	(63,001)
Principal repayments on Rialto Investments notes payable	—	—	(314,597)	—	(314,597)
Net repayments on other borrowings	—	(28,460)	(11,670)	—	(40,130)
Exercise of land option contracts from an unconsolidated land investment venture	—	(19,857)	—	—	(19,857)
Net payments related to noncontrolling interests	—	—	(167,601)	—	(167,601)
Excess tax benefit from share-based awards	8,240	—	—	—	8,240
Common stock:
Issuances	29,620	—	—	—	29,620
Repurchases	(83)	—	—	—	(83)
Dividends	(15,390)	(230,327)	(25,052)	255,379	(15,390)
Intercompany	—	932,741	73,166	(1,005,907)	—
Net cash provided by (used in) financing activities	454,269	654,097	(569,007)	(750,528)	(211,169)
Net decrease in cash and cash equivalents	(368,643)	(46,256)	(4,167)	—	(419,066)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$584,835	146,117	160,725	—	891,677

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market is in a solid recovery mode; our belief that we will achieve profitability in fiscal 2014; our belief regarding the fundamental drivers of improvement in the housing market, and regarding constrained inventories; our expectation regarding our strategy; our expectation that the main driver of our earnings will continue to be our homebuilding and Financial Services operations; our belief that we are well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% during fiscal 2014; our expectation regarding the pipeline of future projects in the Multifamily segment; our expectation that our ancillary businesses will enhance shareholder value; our intent to settle the 2.75% convertible senior notes due 2020 in cash; our expectation regarding our variability in our quarterly results; our belief that Rialto Mortgage Finance ("RMF") will be a significant contributor to our Rialto Investments' revenues in the near future; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Some of the most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include but are not limited to the following: a slowdown in the recovery of real estate markets across the nation, or any further downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; unfavorable or unanticipated outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur non-recurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our consolidated financial statements for a particular reporting period; decreased demand for our Multifamily rental properties; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Multifamily businesses; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.
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

Outlook
We had a solid second quarter, with revenues and pretax earnings attributable to Lennar increasing 27% and 39%, respectively, from the second quarter of 2013. Our gross margin increased 140 basis points to 25.5%. This gross margin, combined with our selling, general and administrative expenses of 10.8%, increased our operating margin 140 basis points to 14.7% during the second quarter of 2014. In addition, we ended the quarter with a strong sales backlog, up 11% in homes and 26% in dollar value. During the second quarter of 2014, we also had strong performances from our other business segments. Our Financial Services segment produced $18.3 million of pretax earnings as it continues to build its primary captive business and works to replace the now diminished refinance business from our retail channel with purchase business across our national footprint. Rialto generated $13.4 million of operating earnings net of loss attributable to noncontrolling interests, benefiting from our new mortgage origination and securitization business RMF and a transition from a capital-intensive business model to an asset light, fund model. Our Multifamily rental business continued to grow during the second quarter of 2014, and we ended the quarter with 18 multifamily communities, of which 2 communities were completed and operating, 2 communities were partially completed and leasing, 13 communities were under construction and 1 community was under development. Finally, our FivePoint Communities is well positioned, managing the development of some of the most desirable real estate assets in Southern and Northern California.
While the spring selling season was softer than anticipated and we recognize the potential headwinds from a constrained and sometimes uncertain mortgage market, including interest rate volatility, fluctuations in consumer confidence and diminishing investment purchases in the resale market, the homebuilding recovery continued its progression at a slow and steady pace. We believe the fundamentals of the homebuilding industry remain strong driven by favorable monthly payment comparisons to rental and overall supply shortages. We believe that the fundamental drivers of improvement in the housing market remain a steadily improving economy with a slowly improving employment picture, unlocking pent-up demand from the production deficit of both single and multifamily housing that took place throughout the economic downturn and through last year. We believe the short supply of available homes and pent-up demand will continue to define our strategy of land acquisition and growth and drive the housing recovery forward. Builders of both single and multifamily housing will need to increase production to make up for the production deficit. Even as the market responds, inventories are likely to remain constrained as production increases are limited by a shortage of entitled and developed land to build on in desirable locations.
Our company’s strategy continues to be driven by our belief that the real estate market remains positioned to continue to recover and that our company remains well positioned to benefit from such recovery. Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from the excellent land positions purchased since 2009, increasing sales prices and reducing sales incentives, while managing increasing material, labor and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, as we are currently well positioned to deliver between 21,000 and 22,000 homes with gross margins expected to average about 25% for fiscal 2014. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as these ancillary businesses continue to mature and expand their franchises providing longer-term opportunities that we expect will enhance shareholder value. Overall, we are on track to achieve another year of increased profitability in fiscal 2014, as the housing market recovery continues.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $137.7 million, or $0.61 per diluted share ($0.67 per basic share) in the second quarter of 2014, compared to net earnings attributable to Lennar of $137.4 million, or $0.61 per diluted share ($0.71 per basic share) in the second quarter of 2013, which included a partial reversal of the state deferred tax asset valuation allowance of $41.3 million, or $0.18 per diluted share. Our net earnings attributable to Lennar were $215.8 million, or $0.95 per diluted share ($1.06 per basic share) in the six months ended May 31, 2014, compared to net earnings attributable to Lennar of $194.9 million, or $0.88 per diluted share ($1.01 per basic share) in the six months ended May 31, 2013.
Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Lennar Homebuilding revenues:
Sales of homes	$1,605,366	1,256,267	2,745,597	2,111,348
Sales of land	29,419	13,577	120,573	26,940
Total Lennar Homebuilding revenues	1,634,785	1,269,844	2,866,170	2,138,288
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,195,751	952,983	2,049,929	1,619,067
Costs of land sold	23,786	10,916	98,858	21,264
Selling, general and administrative	173,106	136,608	308,211	238,850
Total Lennar Homebuilding costs and expenses	1,392,643	1,100,507	2,456,998	1,879,181
Lennar Homebuilding operating margins	242,142	169,337	409,172	259,107
Lennar Homebuilding equity in earnings from unconsolidated entities	394	13,491	5,384	12,627
Lennar Homebuilding other income, net	2,262	2,075	5,151	9,872
Other interest expense	(10,287)	(25,109)	(22,978)	(51,140)
Lennar Homebuilding operating earnings	234,511	159,794	396,729	230,466
Lennar Financial Services revenues	111,016	119,096	187,968	214,976
Lennar Financial Services costs and expenses	92,723	89,924	165,210	169,702
Lennar Financial Services operating earnings	18,293	29,172	22,758	45,274
Rialto Investments revenues	54,393	25,684	101,348	51,306
Rialto Investments costs and expenses	79,604	28,305	127,180	60,076
Rialto Investments equity in earnings from unconsolidated entities	17,939	4,505	23,293	10,678
Rialto Investments other income, net	3,595	6,646	2,366	7,973
Rialto Investments operating earnings (loss)	(3,677)	8,530	(173)	9,881
Lennar Multifamily revenues	18,551	12,257	26,354	12,554
Lennar Multifamily costs and expenses	25,549	13,581	39,476	17,409
Lennar Multifamily equity in loss from unconsolidated entities	(182)	(30)	(257)	(33)
Lennar Multifamily operating loss	(7,180)	(1,354)	(13,379)	(4,888)
Total operating earnings	241,947	196,142	405,935	280,733
Corporate general and administrative expenses	(38,317)	(33,853)	(76,429)	(65,123)
Earnings before income taxes	$203,630	162,289	329,506	215,610

Three Months Ended May 31, 2014 versus Three Months Ended May 31, 2013
Revenues from home sales increased 28% in the second quarter of 2014 to $1.6 billion from $1.3 billion in the second quarter of 2013. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 14% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 4,976 homes in the second quarter of 2014 from 4,449 homes in the second quarter of 2013. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, except in our Homebuilding Southeast Florida segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in our Homebuilding Southeast Florida segment was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The average sales price of homes delivered increased to $322,000 in the second quarter of 2014 from $283,000 in the second quarter of 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $20,300 per home delivered in the second quarter of 2014, or 5.9% as a percentage of home sales revenue, compared to $20,200 per home delivered in the second quarter of 2013, or 6.7% as a percentage of home sales revenue, and $21,300 per home delivered in the first quarter of 2014, or 6.3% as a percentage of home sales revenue.
Gross margins on home sales were $409.6 million, or 25.5%, in the second quarter of 2014, compared to $303.3 million, or 24.1%, in the second quarter of 2013. Gross margin percentage on home sales improved compared to the second quarter of 2013, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered, a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 69% of our deliveries, and $9.6 million of insurance recoveries and other nonrecurring items, partially offset by an increase in materials, labor and land costs. Gross profits on land sales totaled $5.6 million in the second quarter of 2014, compared to $2.7 million in the second quarter of 2013.
Selling, general and administrative expenses were $173.1 million in the second quarter of 2014, compared to $136.6 million in the second quarter of 2013. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.8% in the second quarter of 2014, from 10.9% in the second quarter of 2013.
Lennar Homebuilding equity in earnings from unconsolidated entities was $0.4 million in the second quarter of 2014, compared to $13.5 million in the second quarter of 2013. In the second quarter of 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $13.0 million primarily related to sale of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million.
Lennar Homebuilding other income, net, totaled $2.3 million in the second quarter of 2014, compared to $2.1 million in the second quarter of 2013.
Lennar Homebuilding interest expense was $49.2 million in the second quarter of 2014 ($38.6 million was included in costs of homes sold, $0.3 million in costs of land sold and $10.3 million in other interest expense), compared to $54.8 million in the second quarter of 2013 ($29.0 million was included in costs of homes sold, $0.7 million in costs of land sold and $25.1 million in other interest expense). Interest expense decreased due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $18.3 million in the second quarter of 2014, compared to $29.2 million in the second quarter of 2013. The decrease in profitability was primarily due to a more competitive environment as a result of a significant decrease in refinance transactions, which led to a lower profit per transaction in the segment's mortgage operations and a decrease in volume in the segment's title operations.
Operating earnings for our Rialto Investments ("Rialto") segment were $13.4 million in the second quarter of 2014 (which was comprised of a $3.7 million operating loss and an add back of $17.1 million of net loss attributable to noncontrolling interests), compared to operating earnings of $2.8 million (which included $8.5 million of operating earnings, partially offset by $5.7 million of net earnings attributable to noncontrolling interests) in the second quarter of 2013.
Rialto's revenues were $54.4 million in the second quarter of 2014, which consisted primarily of securitization revenue and interest income from RMF (which primarily accounted for the increase in revenues in the second quarter of 2014), interest income associated with the Rialto segment's portfolio of real estate loans and fees for managing and servicing assets. This compared to revenues of $25.7 million in the second quarter of 2013, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets.
Rialto's expenses were $79.6 million in the second quarter of 2014, which consisted primarily of loan impairments of $33.9 million, primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), costs related to RMF, interest expense and other general and administrative expenses, compared to expenses of $28.3 million in the second quarter of 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $3.5 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses. Expenses increased primarily due to an increase in loan impairments due to changes in the estimated cash flows expected to be collected on the segment's loan portfolios, increases in securitization expenses and general and administrative expenses related to RMF and interest expense related to Rialto's issuance of senior notes in the fourth quarter of 2013.
Rialto Investments equity in earnings from unconsolidated entities were $17.9 million and $4.5 million in the second quarter of 2014 and 2013, respectively, which were primarily related to our share of earnings from the Rialto real estate funds.
In the second quarter of 2014, Rialto Investments other income, net, was $3.6 million, which consisted primarily of net realized gains on the sale of real estate owned (“REO”) of $14.2 million, rental income and other income, partially offset by expenses relating to owning and maintaining REO and other expenses. In the second quarter of 2013, Rialto Investments other income, net, was $6.6 million, which consisted primarily of net realized gains on the sale of REO of $18.5 million and rental income, partially offset by expenses related to owning and maintaining REO.
Operating loss for our Lennar Multifamily segment was $7.2 million in the second quarter of 2014, compared to $1.4 million in the second quarter of 2013. The operating loss in Lennar Multifamily primarily related to general contractor expenses and general and administrative expenses of the segment, partially offset by general contractor and management fee income.
Corporate general and administrative expenses were $38.3 million, or 2.1% as a percentage of total revenues, in the second quarter of 2014, compared to $33.9 million, or 2.4% as a percentage of total revenues, in the second quarter of 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($15.1) million and $5.4 million in the second quarter of 2014 and 2013, respectively, which were primarily related net earnings (loss) attributable to noncontrolling interests associated with the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the second quarter of 2014, we had a tax provision of $81.0 million primarily related to pre-tax earnings of the period. In the second quarter of 2013, we had a net tax provision of $19.5 million, which included a $60.8 million tax provision primarily related to pre-tax earnings of the period, partially offset by a $41.3 million reversal of our valuation allowance. Our overall effective income tax rates were 37.04% and 12.42%, in the second quarter of 2014 and 2013, respectively. The difference in effective tax rates was primarily due to the valuation allowance reversal recorded in the second quarter of 2013.
Six Months Ended May 31, 2014 versus Six Months Ended May 31, 2013
Revenues from home sales increased 30% in the six months ended May 31, 2014 to $2.7 billion from $2.1 billion in 2013. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 15% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 8,573 homes in the six months ended May 31, 2014 from 7,623 homes in the six months ended May 31, 2013. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, except in our Homebuilding Southeast Florida segment. The increase in the number of home deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in our Homebuilding Southeast Florida segment was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The average sales price of homes delivered increased to $320,000 in the six months ended May 31, 2014 from $277,000 in the six months ended May 31, 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $20,700 per home delivered in the six months ended May 31, 2014, or 6.1% as a percentage of home sales revenue, compared to $21,500 per home delivered in the six months ended May 31, 2013, or 7.2% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $695.7 million, or 25.3%, in the six months ended May 31, 2014, compared to $492.3 million, or 23.3%, in the six months ended May 31, 2013. Gross margin percentage on home sales improved compared to the six months ended May 31, 2013, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered, a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 69% of our deliveries, and $15.1 million of insurance recoveries and other nonrecurring items, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $21.7 million in the six months ended May 31, 2014, compared to $5.7 million in the six months ended May 31, 2013. The increase in gross profits on land sales included two land sale transactions related to land that was not under development at that time that generated $65.4 million of revenues and $8.0 million of gross profits.

Selling, general and administrative expenses were $308.2 million in the six months ended May 31, 2014, compared to $238.9 million in the six months ended May 31, 2013. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 11.2% in the six months ended May 31, 2014, from 11.3% in the six months ended May 31, 2013.
Lennar Homebuilding equity in earnings from unconsolidated entities was $5.4 million in the six months ended May 31, 2014, compared to $12.6 million in the six months ended May 31, 2013. In the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $4.7 million primarily related to third-party land sales. In the six months ended May 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $13.0 million primarily related to sales of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million.
Lennar Homebuilding other income, net, totaled $5.2 million in the six months ended May 31, 2014, compared to $9.9 million in the six months ended May 31, 2013.
Lennar Homebuilding interest expense was $90.2 million in the six months ended May 31, 2014 ($65.0 million was included in costs of homes sold, $2.2 million in costs of land sold and $23.0 million in other interest expense), compared to $101.1 million in the six months ended May 31, 2013 ($48.4 million was included in costs of homes sold, $1.6 million in costs of land sold and $51.1 million in other interest expense). Interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $22.8 million in the six months ended May 31, 2014, compared to $45.3 million in the six months ended May 31, 2013. The decrease in profitability was primarily due to a more competitive environment as a result of a significant decrease in refinance transactions, which led to a decrease in volume in the segment's mortgage and title operations, as well as lower profit per transaction in the segment's mortgage operations.
Operating earnings for our Rialto segment were $15.9 million in the six months ended May 31, 2014 (which was comprised of a $0.2 million operating loss and an add back of $16.1 million of net loss attributable to noncontrolling interests), compared to operating earnings of $4.5 million (which included $9.9 million of operating earnings, partially offset by $5.4 million of net earnings attributable to noncontrolling interests) in the six months ended May 31, 2013.
Rialto's revenues were $101.3 million in the six months ended May 31, 2014, which consisted primarily of securitization revenue and interest income from RMF, interest income associated with the Rialto segment's portfolio of real estate loans and fees for managing and servicing assets. This compared to revenues of $51.3 million in the six months ended May 31, 2013, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets. Revenues increased primarily due to RMF and an increase in fees for managing and servicing assets.
Rialto's expenses were $127.2 million in the six months ended May 31, 2014, which consisted primarily of loan impairments of $40.6 million, net of recoveries, primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), costs related to RMF, interest expense and other general and administrative expenses, compared to expenses of $60.1 million in the six months ended May 31, 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $10.6 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), and other general and administrative expenses. Expenses increased primarily due to an increase in loan impairments due to changes in the estimated cash flows expected to be collected on the segment's loan portfolios, increases in securitization expenses and general and administrative expenses related to RMF and interest expense related to Rialto's issuance of senior notes in the fourth quarter of 2013.
Rialto Investments equity in earnings from unconsolidated entities were $23.3 million and $10.7 million in the six months ended May 31, 2014 and 2013, respectively, which were primarily related to our share of earnings from the Rialto real estate funds.
Rialto Investments other income, net, was $2.4 million in the six months ended May 31, 2014, which consisted primarily of net realized gains on the sale of REO of $23.7 million, rental income and other income, partially offset by expenses related to owning and maintaining REO and other expenses. In the six months ended May 31, 2013, Rialto Investments other income, net, was $8.0 million, which consisted primarily of net realized gains on the sale of REO of $27.2 million and rental income, partially offset by expenses related to owning and maintaining REO.
Operating loss for our Lennar Multifamily segment was $13.4 million in the six months ended May 31, 2014, compared to $4.9 million in the six months ended May 31, 2013. The operating loss in Lennar Multifamily primarily related to general contractor expenses and general and administrative expenses of the segment, partially offset by general contractor and management fee income.

Corporate general and administrative expenses were $76.4 million, or 2.4% as a percentage of total revenues, in the six months ended May 31, 2014, compared to $65.1 million, or 2.7% as a percentage of total revenues, in the six months ended May 31, 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($13.3) million and $4.8 million in the six months ended May 31, 2014 and 2013, respectively, which were primarily related to net earnings (loss) attributable to noncontrolling interests associated with the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the six months ended May 31, 2014, we had a tax provision of $126.9 million primarily related to pre-tax earnings of the period. In the six months ended May 31, 2013, we had a net tax provision of $15.9 million, which included an $82.3 million tax provision primarily related to pre-tax earnings of the period, partially offset by a $66.4 million reversal of our valuation allowance. Our overall effective income tax rates were 37.03% and 7.52% in the six months ended May 31, 2014 and 2013, respectively. The difference in effective tax rates was primarily due to the valuation allowance reversal recorded in the six months ended May 31, 2013.

Homebuilding Segments
We have aggregated our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
At May 31, 2014, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Homebuilding revenues:
East:
Sales of homes	$532,615	419,023	922,286	705,877
Sales of land	4,133	2,806	4,970	4,844
Total East	536,748	421,829	927,256	710,721
Central:
Sales of homes	233,437	180,675	373,253	328,633
Sales of land	1,771	1,099	24,449	2,173
Total Central	235,208	181,774	397,702	330,806
West:
Sales of homes	413,184	269,565	713,283	443,150
Sales of land	10,170	—	25,086	490
Total West	423,354	269,565	738,369	443,640
Southeast Florida:
Sales of homes	129,268	123,883	231,075	195,734
Sales of land	224	—	581	—
Total Southeast Florida	129,492	123,883	231,656	195,734
Houston:
Sales of homes	166,151	135,811	288,270	234,806
Sales of land	12,512	9,583	21,016	19,106
Total Houston	178,663	145,394	309,286	253,912
Other:
Sales of homes	130,711	127,310	217,430	203,148
Sales of land	609	89	44,471	327
Total Other	131,320	127,399	261,901	203,475
Total homebuilding revenues	$1,634,785	1,269,844	2,866,170	2,138,288

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Operating earnings:
East:
Sales of homes	$86,073	59,908	138,030	90,693
Sales of land	704	(19)	791	332
Equity in earnings (loss) from unconsolidated entities	(40)	193	1,097	276
Other income (expense), net	1,441	(3,949)	2,167	(5,200)
Other interest expense	(2,926)	(6,760)	(6,181)	(13,853)
Total East	85,252	49,373	135,904	72,248
Central:
Sales of homes (1)	26,052	16,125	32,942	33,612
Sales of land	800	263	6,764	424
Equity in earnings (loss) from unconsolidated entities	8	(91)	38	(93)
Other expense, net	(1,223)	(118)	(1,588)	(448)
Other interest expense	(1,563)	(3,343)	(3,422)	(6,702)
Total Central	24,074	12,836	34,734	26,793
West:
Sales of homes	65,495	38,687	111,789	52,493
Sales of land	1,227	(32)	6,793	(74)
Equity in earnings from unconsolidated entities (2)	529	13,646	4,802	13,383
Other income, net	801	1,940	2,947	9,997
Other interest expense	(3,409)	(8,543)	(7,895)	(17,498)
Total West	64,643	45,698	118,436	58,301
Southeast Florida:
Sales of homes	26,688	27,100	47,835	37,677
Sales of land	121	—	315	—
Equity in loss from unconsolidated entities	(153)	(220)	(364)	(450)
Other income, net	885	4,184	1,388	5,589
Other interest expense	(793)	(2,300)	(1,868)	(4,644)
Total Southeast Florida	26,748	28,764	47,306	38,172
Houston:
Sales of homes (3)	22,077	13,887	41,383	22,038
Sales of land	2,851	2,411	6,059	4,905
Equity in earnings (loss) from unconsolidated entities	21	(6)	11	(10)
Other income (expense), net	250	(26)	(66)	87
Other interest expense	(514)	(1,240)	(1,031)	(2,488)
Total Houston	24,685	15,026	46,356	24,532
Other:
Sales of homes	10,124	10,969	15,478	16,918
Sales of land	(70)	38	993	89
Equity in earnings (loss) from unconsolidated entities	29	(31)	(200)	(479)
Other income (expense), net	108	44	303	(153)
Other interest expense	(1,082)	(2,923)	(2,581)	(5,955)
Total Other	9,109	8,097	13,993	10,420
Total homebuilding operating earnings	$234,511	159,794	396,729	230,466

(1)	Sales of homes included $6.4 million of insurance recoveries and other nonrecurring items for both the three and six months ended May 31, 2014.

(2)
Lennar Homebuilding equity in earnings for the six months ended May 31, 2014 included $4.7 million of our share of operating earnings from one unconsolidated entity primarily as a result of third-party land sales. Lennar Homebuilding equity in earnings for the both three and six months ended May 31, 2013 included the sale of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million, of which our share was $13.0 million of equity in earnings. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.

(3)	Sales of homes included a $5.5 million insurance recovery for the six months ended May 31, 2014.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	1,859	1,603	$533,991	420,368	$287,000	262,000
Central	831	702	233,438	180,676	281,000	257,000
West	985	849	418,136	277,940	425,000	327,000
Southeast Florida	374	453	129,268	123,883	346,000	273,000
Houston	600	538	166,152	135,812	277,000	252,000
Other	338	319	130,711	127,311	387,000	399,000
Total	4,987	4,464	$1,611,696	1,265,990	$323,000	284,000
Of the total homes delivered listed above, 11 homes with a dollar value of $6.3 million and an average sales price of $575,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2014, compared to 15 home deliveries with a dollar value of $9.7 million and an average sales price of $648,000 for the three months ended May 31, 2013.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	3,253	2,743	$925,964	708,573	$285,000	258,000
Central	1,353	1,277	373,253	328,633	276,000	257,000
West	1,717	1,448	723,427	458,689	421,000	317,000
Southeast Florida	672	718	231,075	195,734	344,000	273,000
Houston	1,038	921	288,271	234,807	278,000	255,000
Other	563	543	217,430	203,148	386,000	374,000
Total	8,596	7,650	$2,759,420	2,129,584	$321,000	278,000
Of the total homes delivered listed above, 23 homes with a dollar value of $13.8 million and an average sales price of $601,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2014, compared to 27 home deliveries with a dollar value of $18.2 million and an average sales price of $675,000 for the six months ended May 31, 2013.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	$40,021	38,533	$21,600	24,100	7.0%	8.4%
Central	18,170	12,279	21,900	17,500	7.2%	6.4%
West	12,544	7,339	12,800	8,800	2.9%	2.7%
Southeast Florida	10,067	12,003	26,900	26,500	7.2%	8.8%
Houston	14,519	15,033	24,200	27,900	8.0%	10.0%
Other	5,596	4,704	16,600	14,700	4.1%	3.6%
Total	$100,917	89,891	$20,300	20,200	5.9%	6.7%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	$71,694	71,435	$22,100	26,100	7.2%	9.2%
Central	29,704	22,289	22,000	17,500	7.4%	6.3%
West	22,196	13,592	13,000	9,500	3.0%	3.0%
Southeast Florida	18,120	20,000	27,000	27,900	7.3%	9.3%
Houston	26,005	28,050	25,100	30,500	8.3%	10.7%
Other	9,651	8,548	17,100	15,700	4.3%	4.0%
Total	$177,370	163,914	$20,700	21,500	6.1%	7.2%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	2,182	2,385	$629,410	650,514	$288,000	273,000
Central	1,045	862	305,069	230,866	292,000	268,000
West	1,307	909	558,602	328,565	427,000	361,000
Southeast Florida	523	463	169,456	137,635	324,000	297,000
Houston	753	716	206,223	189,482	274,000	265,000
Other	373	370	154,083	136,456	413,000	369,000
Total	6,183	5,705	$2,022,843	1,673,518	$327,000	293,000
Of the total new orders listed above, 12 homes with a dollar value of $8.6 million and an average sales price of $714,000 represent new orders from unconsolidated entities for the three months ended May 31, 2014, compared to 19 new orders with a dollar value of $12.7 million and an average sales price of $668,000 for the three months ended May 31, 2013.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	3,828	3,937	$1,100,028	1,063,283	$287,000	270,000
Central	1,811	1,517	523,196	405,958	289,000	268,000
West	2,146	1,487	937,311	518,662	437,000	349,000
Southeast Florida	889	964	289,104	288,308	325,000	299,000
Houston	1,313	1,233	362,906	327,328	276,000	265,000
Other	661	622	272,408	227,560	412,000	366,000
Total	10,648	9,760	$3,484,953	2,831,099	$327,000	290,000
Of the total new orders listed above, 24 homes with a dollar value of $15.0 million and an average sales price of $625,000 represent new orders from unconsolidated entities for the six months ended May 31, 2014, compared to 32 new orders with a dollar value of $21.3 million and an average sales price of $665,000 for the six months ended May 31, 2013.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2014 and 2013.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	2,543	2,570	$777,063	723,768	$306,000	282,000
Central	1,102	893	346,958	246,142	315,000	276,000
West	1,045	747	471,574	263,624	451,000	353,000
Southeast Florida	824	715	274,163	233,857	333,000	327,000
Houston	944	828	255,720	227,906	271,000	275,000
Other	400	410	224,717	167,874	562,000	409,000
Total	6,858	6,163	$2,350,195	1,863,171	$343,000	302,000
Of the total homes in backlog listed above, 5 homes with a backlog dollar value of $3.7 million and an average sales price of $736,000 represent the backlog from unconsolidated entities at May 31, 2014, compared with 10 homes with a backlog dollar value of $6.6 million and an average sales price of $658,000 at May 31, 2013.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three and six months ended May 31, 2014 were within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
East	14%	13%	15%	13%
Central	17%	14%	17%	16%
West	12%	12%	13%	13%
Southeast Florida	11%	14%	11%	12%
Houston	22%	21%	22%	20%
Other	12%	9%	11%	10%
Total	15%	14%	15%	14%

Active Communities:

	May 31,
	2014	2013
East	210	201
Central	114	74
West	106	67
Southeast Florida	30	29
Houston	74	75
Other	45	48
Total	579	494
Of the total active communities listed above, 1 and 2 communities represent active communities being developed by unconsolidated entities as of May 31, 2014 and 2013, respectively.
Deliveries from New Higher Margin Communities (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	1,361	1,107	$395,758	291,138	$291,000	263,000
Central	606	293	168,649	73,814	278,000	252,000
West	661	550	247,325	167,193	374,000	304,000
Southeast Florida	267	281	106,763	88,889	400,000	316,000
Houston	267	159	81,313	45,150	305,000	284,000
Other	287	232	112,667	84,766	393,000	365,000
Total	3,449	2,622	$1,112,475	750,950	$323,000	286,000

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014	2013
East	2,406	1,872	$689,759	482,086	$287,000	258,000
Central	992	531	270,436	133,158	273,000	251,000
West	1,127	921	416,679	268,625	370,000	292,000
Southeast Florida	485	458	190,267	141,498	392,000	309,000
Houston	451	251	137,662	71,164	305,000	284,000
Other	488	406	188,406	143,377	386,000	353,000
Total	5,949	4,439	$1,893,209	1,239,908	$318,000	279,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and represent a subset of the home deliveries included in the preceding deliveries tables.

The following table details our gross margins on home sales for the three months ended May 31, 2014 and 2013 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(In thousands)	2014		2013		2014		2013
East:
Sales of homes	$532,615		419,023		922,286		705,877
Costs of homes sold	387,946		312,957		679,422		532,193
Gross margins on home sales	144,669	27.2%	106,066	25.3%	242,864	26.3%	173,684	24.6%
Central:
Sales of homes	233,437		180,675		373,253		328,633
Costs of homes sold	180,020		144,722		292,670		263,176
Gross margins on home sales	53,417	22.9%	35,953	19.9%	80,583	21.6%	65,457	19.9%
West:
Sales of homes	413,184		269,565		713,283		443,150
Costs of homes sold	306,268		198,065		527,465		334,080
Gross margins on home sales	106,916	25.9%	71,500	26.5%	185,818	26.1%	109,070	24.6%
Southeast Florida:
Sales of homes	129,268		123,883		231,075		195,734
Costs of homes sold	90,832		87,474		161,720		140,908
Gross margins on home sales	38,436	29.7%	36,409	29.4%	69,355	30.0%	54,826	28.0%
Houston:
Sales of homes	166,151		135,811		288,270		234,806
Costs of homes sold	126,304		106,075		214,448		184,385
Gross margins on home sales	39,847	24.0%	29,736	21.9%	73,822	25.6%	50,421	21.5%
Other
Sales of homes	130,711		127,310		217,430		203,148
Costs of homes sold	104,381		103,690		174,204		164,325
Gross margins on home sales	26,330	20.1%	23,620	18.6%	43,226	19.9%	38,823	19.1%
Total gross margins on home sales	$409,615	25.5%	303,284	24.1%	695,668	25.3%	492,281	23.3%
Three Months Ended May 31, 2014 versus Three Months Ended May 31, 2013
Homebuilding East: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment, except New Jersey. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in home deliveries and average sales price in New Jersey was primarily due to a change in product mix and the timing of deliveries from certain communities. Gross margin percentage on home sales for the three months ended May 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by a 7% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase in home deliveries and in the average sales price in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended May 31, 2014 increased compared to the same period last year primarily due to $6.4 million of insurance recoveries and other nonrecurring items and a greater percentage of deliveries from our new higher margin communities, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and an 11% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding West: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended May 31, 2014 decreased compared to the same period last year primarily due to a 28% increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs and a slight increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price and a greater percentage of deliveries from our new higher margin communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase the average sales price in this segment, partially offset by a decrease in the number of home deliveries. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in the number of home deliveries was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the three months ended May 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Houston: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended May 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by a 7% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to an increase in the number of home deliveries in Oregon and Tennessee, which is a new operation. The increase in the number of deliveries in Oregon was primarily due to a lower mix of start-up communities which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the three months ended May 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities, partially offset by a increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Six Months Ended May 31, 2014 versus Six Months Ended May 31, 2013
Homebuilding East: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in the number of home deliveries in all the states in the segment, except New Jersey, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in New Jersey was primarily due to the timing of deliveries from certain communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by an 8% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in in the average sales price of homes delivered in all of the states in the segment and an increase in home deliveries in Texas, excluding Houston, partially offset by a decrease in home deliveries in all the other states in the segment. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered as the market recovery continues. The increase in home deliveries in Texas, excluding Houston was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in the other states in this segment was due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to $6.4 million of insurance recoveries and other nonrecurring items and a greater percentage of deliveries from our new higher margin communities, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and a 10% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding West: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to the increase in average sales price and a greater percentage of deliveries from our new higher margin communities, partially offset by a 27% increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs.
Homebuilding Southeast Florida: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in the average sales price, partially offset by a decrease in the number of home deliveries in this segment. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in the number of home deliveries was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Houston: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to a $5.5 million insurance recovery, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a greater percentage of deliveries from our new higher margin communities, partially offset by a 6% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in Oregon and Tennessee, which is a new operation. The increase in the number of deliveries in Oregon was primarily due to a lower mix of start-up communities,which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered in Oregon was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the six months ended May 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
At May 31, 2014 and 2013, we owned 136,000 homesites and 113,779 homesites, respectively, and had access to an additional 27,747 homesites and 24,841 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2013, we owned 125,643 homesites and had access to an additional 28,133 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2014, 4% of the homesites we owned were subject to home purchase contracts. At May 31, 2014 and 2013, our backlog of sales contracts was 6,858 homes or $2.4 billion and 6,163 homes or $1.9 billion, respectively. The increase in backlog was primarily attributable to an increase in new orders in the six months ended May 31, 2014, compared to the six months ended May 31, 2013.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2014	2013	2014	2013
Revenues	$111,016	119,096	187,968	214,976
Costs and expenses	92,723	89,924	165,210	169,702
Operating earnings	$18,293	29,172	22,758	45,274
Dollar value of mortgages originated	$1,400,000	1,417,000	2,286,000	2,605,000
Number of mortgages originated	5,500	6,000	9,100	11,100
Mortgage capture rate of Lennar homebuyers	77%	79%	76%	79%
Number of title and closing service transactions	22,800	28,200	41,300	53,700
Number of title policies issued	52,100	50,600	93,100	91,800
Rialto Investments Segment
Our Rialto reportable segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets. In July 2013, RMF was formed to originate and sell into securitization five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. We expect this business to be a significant contributor to our Rialto revenues, at least in the near future.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes:

•	Rialto Real Estate Fund, LP ("Fund I") that was formed in 2010 to which investors have committed and contributed a total of $700 million of equity (including $75 million by us);

•
Rialto Real Estate Fund II, LP ("Fund II") that was formed in 2013 with the objective to invest in distressed real estate assets and other related investments and that as of May 31, 2014 had equity commitments of $1.3 billion (including $100 million by us) and was closed to additional commitments and

•
Rialto Mezzanine Partners Fund (the "Mezzanine Fund") that was formed in 2013 with a target of raising $300 million in capital (including $27 million committed and invested by us) to invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets.

Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.

The following table presents the results of operations of our Rialto segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$54,393	25,684	101,348	51,306
Costs and expenses (1)	79,604	28,305	127,180	60,076
Rialto Investments equity in earnings from unconsolidated entities	17,939	4,505	23,293	10,678
Rialto Investments other income, net	3,595	6,646	2,366	7,973
Operating earnings (loss) (2)	$(3,677)	8,530	(173)	9,881

(1)
Costs and expenses for the three and six months ended May 31, 2014 include loan impairments of $33.9 million and $40.6 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the three and six months ended May 31, 2013 costs and expenses include loan impairments of $3.5 million and $10.6 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating loss for the three and six months ended May 31, 2014 include net loss attributable to noncontrolling interests of $17.1 million and $16.1 million, respectively. Operating earnings for the three and six months ended May 31, 2013 include net earnings attributable to noncontrolling interests of $5.7 million and $5.4 million, respectively.

The following is a detail of Rialto Investments other income, net:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Realized gains on REO sales, net	$14,234	18,535	23,743	27,206
Unrealized losses on transfer of loans receivable to REO and impairments, net	(8,274)	(6,980)	(10,651)	(6,310)
REO and other expenses (1)	(12,411)	(10,348)	(30,950)	(22,904)
Rental and other income (1)	10,046	5,439	20,224	9,981
Rialto Investments other income, net	$3,595	6,646	2,366	7,973

(1)	For the six months ended May 31, 2014, a $12.6 million allowance was reclassified from REO and other expenses to rental and other income, which did not impact Rialto Investments other income, net.
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interest in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions will continue being shared 60%/40% with the FDIC. During the six months ended May 31, 2014, $98.2 million was distributed by the LLCs, of which $59.6 million was paid to the FDIC and $38.6 million was paid to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2014, these consolidated LLCs had total combined assets and liabilities of $607.5 million and $24.5 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans ("Bank Portfolios") and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both May 31, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the six months ended May 31, 2014, RMF originated loans with a total principal balance of $692.2 million and sold $691.5 million of loans into three separate securitizations. An additional $125.7 million of these originated loans were sold but not settled into a securitization trust as of May 31, 2014, and thus were included in receivables, net.
Investments
Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$7,174	4,769	12,233	11,142
Rialto Real Estate Fund II, LP	2,402	(454)	2,440	(454)
Rialto Mezzanine Partners Fund	493	—	782	—
Other investments	7,870	190	7,838	(10)
Rialto Investments equity in earnings from unconsolidated entities	$17,939	4,505	23,293	10,678
In 2010, the Rialto segment invested in approximately $43 million of CMBS for $19.4 million, representing a 55% discount to par value. The carrying value of the investment securities at May 31, 2014 and November 30, 2013, was $16.7 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
Since 2012, we have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2014 and November 30, 2013, our balance sheet had $166.6 million and $147.1 million, respectively, of assets related to the Lennar Multifamily segment, which includes investments in unconsolidated entities of $77.5 million and $46.3 million, respectively. Our net investment in the Lennar Multifamily segment as of May 31, 2014 and November 30, 2013 was $136.2 million and $105.6 million, respectively. Our Lennar Multifamily segment had 18 and 13 unconsolidated entities, as of May 31, 2014 and November 30, 2013, respectively. As of May 31, 2014, our Lennar Multifamily segment had interests in 18 communities with development costs of approximately $1.0 billion, of which 2 communities were completed and operating, 2 communities were partially completed and leasing, 13 communities were under construction and 1 community was under development. Our Lennar Multifamily segment also had a pipeline of future projects totaling $3.3 billion in assets across a number of states that will be developed primarily by unconsolidated entities.

(2) Financial Condition and Capital Resources
At May 31, 2014, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $960.2 million, compared to $970.5 million at November 30, 2013 and $891.7 million at May 31, 2013.
We finance all of our activities including Homebuilding, financial services, Rialto, Multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2014 and 2013, cash used in operating activities totaled $721.7 million and $609.9 million, respectively. During the six months ended May 31, 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, an increase in receivables and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities.
During the six months ended May 31, 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, partially offset by our net earnings (net of our deferred income tax benefit) and a decrease in Lennar Financial Services loans held-for-sale.

Investing Cash Flow Activities
During the six months ended May 31, 2014 and 2013, cash provided by investing activities totaled $187.9 million and $402.0 million, respectively. During the six months ended May 31, 2014, we received $112.4 million of proceeds from the sales of REO, $44.6 million of proceeds from the sales of investments available-for-sale, $74.8 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $42.4 million of distributions of capital from Lennar Multifamily unconsolidated entities and $30.1 million of distributions of capital from Rialto Investments unconsolidated entities comprised of $14.8 million distributed by Fund I, $3.5 million distributed by Fund II, $8.4 million distributed by Mezzanine Fund and $3.4 million distributed by other investments. This was partially offset by $56.6 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $18.2 million of cash contributions to Rialto Investments unconsolidated entities comprised of $8.6 million contributed to the Mezzanine Fund and $9.6 million contributed to other investments, $14.1 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital and $21.3 million for purchases of Lennar Homebuilding investment available-for-sale.
During the six months ended May 31, 2013, we received $104.5 million of proceeds from the sales of REO and $34.3 million of principal payments on Rialto Investments loans receivable. In addition, cash increased due to a $185.9 million decrease in Rialto Investments defeasance cash, $113.6 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $9.2 million of distributions of capital from Lennar Multifamily unconsolidated entities primarily related to a distribution from a new unconsolidated joint venture and $37.1 million of distributions of capital from the Rialto Investments unconsolidated entities, related to Fund I. This was partially offset by $26.0 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $7.0 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital and $33.6 million of cash contributions to Fund II, a Rialto Investments unconsolidated entity.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities that manages several large properties in California, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. However, at May 31, 2014, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the six months ended May 31, 2014, our cash provided by financing activities of $523.5 million was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes"), proceeds related to the sale of $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), $73.8 million of proceeds related to the issuance of Rialto's 2.85% structured note offering (the "Structured Notes") and net borrowings under our Lennar Financial Services' 364-day warehouse repurchase facilities. The cash provided by financing activities was partially offset by principal payments on other borrowings, payments related to noncontrolling interests and net repayments under the Rialto Investments warehouse repurchase facilities.
During the six months ended May 31, 2013, our cash used in financing activities of $211.2 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities, principal payments on other borrowings, the redemption of our 5.95% senior notes due 2013 and payments related to buyouts of our partners' noncontrolling interests in two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 and the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022 and proceeds from others borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2014	November 30, 2013	May 31, 2013
Lennar Homebuilding debt	$4,683,438	4,194,432	4,520,486
Stockholders’ equity	4,399,344	4,168,901	3,585,602
Total capital	$9,082,782	8,363,333	8,106,088
Lennar Homebuilding debt to total capital	51.6%	50.2%	55.8%
Lennar Homebuilding debt	$4,683,438	4,194,432	4,520,486
Less: Lennar Homebuilding cash and cash equivalents	627,615	695,424	727,207
Net Lennar Homebuilding debt	$4,055,823	3,499,008	3,793,279
Net Lennar Homebuilding debt to total capital (1)	48.0%	45.6%	51.4%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus total stockholders' equity). We believe the ratio of net Lennar Homebuilding debt to total capital is a relevant and useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At May 31, 2014, Lennar Homebuilding debt to total capital was lower compared to May 31, 2013, primarily as as a result of an increase in stockholder’s equity primarily related to our net earnings and the conversion of our 2.00% convertible senior notes due 2020 from debt to equity, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
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
Our Lennar Homebuilding average debt outstanding was $4.6 billion with an average rate for interest incurred of 5.2% for the six months ended May 31, 2014, compared to $4.3 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2013. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2014 was $135.6 million, compared to $126.4 million in the same period last year.
At May 31, 2014, we had a $950 million unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that matures in June 2017, $200 million of letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of May 31, 2014, there were no outstanding borrowings under the Credit Facility. We may from time to time, borrow from and repay the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at May 31, 2014.
In June 2014, we amended our Credit Facility increasing the aggregated principal amount from $950 million to $1.5 billion, which includes a $263 million accordion feature, subject to additional commitments. The Credit Facility's maturity date was extended to June 2018. In addition, under the amended and restated credit agreement we will be required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%.
Our performance letters of credit outstanding were $225.4 million and $160.6 million at May 31, 2014 and November 30, 2013, respectively. Our financial letters of credit outstanding were $212.6 million and $212.8 million at May 31, 2014 and November 30, 2013, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

In February 2014, we originally issued $400 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. We issued an additional $100 million aggregate principal amount of 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $495.7 million. We used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At May 31, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.
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
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of May 31, 2014:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2014
Minimum net worth test (1)	$2,068,464	3,653,529
Maximum leverage ratio (2)	65.0%	49.7%
Liquidity test (3)	1.00	2.36
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of May 31, 2014 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement are as follows:

Minimum consolidated tangible net worth
(In thousands)	As of May 31, 2014
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	608,807
Required minimum consolidated tangible net worth per the Credit Agreement	$2,068,464

Consolidated tangible net worth
(In thousands)	As of May 31, 2014
Total equity	$4,891,307
Less: Intangible assets (a)	(51,970)
Tangible net worth as calculated per the Credit Agreement	4,839,337
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,049,636)
Less: Lennar Homebuilding and Lennar Multifamily noncontrolling interests	(136,172)
Consolidated tangible net worth as calculated per the Credit Agreement	$3,653,529

(a)	Intangible assets represent the Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of May 31, 2014. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of May 31, 2014.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio
(Dollars in thousands)	As of May 31, 2014
Lennar Homebuilding senior notes and other debts payable	$4,683,438
Less: Debt of Lennar Homebuilding consolidated entities (a)	(80,507)
Funded debt as calculated per the Credit Agreement	4,602,931
Plus: Financial letters of credit (b)	212,649
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	43,901
Consolidated indebtedness as calculated per the Credit Agreement	4,859,481
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(631,410)
Numerator as calculated per the Credit Agreement	$4,228,071
Denominator as calculated per the Credit Agreement	$8,513,010
Leverage ratio (e)	49.7%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2014.

(b)
As of May 31, 2014, our financial letters of credit outstanding include $212.6 million as disclosed in Note 12 of the notes to our condensed consolidated financial statements as of May 31, 2014 and $0.1 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $25.1 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $18.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2014.

(d)
Unrestricted cash and cash equivalents include $627.6 million of Lennar Homebuilding cash and cash equivalents, $1.8 million of Lennar Multifamily cash and cash equivalents and $12.0 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of May 31, 2014
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$628,749
Consolidated interest incurred as calculated per the Credit Agreement (b)	$266,787
Liquidity (c)	2.36

(a)
Unrestricted cash and cash and cash equivalents at May 31, 2014 for the liquidity test calculation includes $627.6 million of Lennar Homebuilding cash and cash equivalents, plus $1.8 million of Lennar Multifamily cash and cash equivalents, plus $12.0 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $12.7 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended May 31, 2014 includes Lennar Homebuilding interest incurred of $270.7 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at May 31, 2014 were as follows:

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
In June 2014, our Lennar Financial Services segment entered into a new 364-day warehouse repurchase facility with a maximum aggregate commitment of $150.0 million (including a $50.0 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end) that matures in June 2015.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $465.9 million and $374.2 million at May 31, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $486.6 million and $452.5 million, at May 31, 2014 and November 30, 2013, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At May 31, 2014 and November 30, 2013, our Rialto segment had two warehouse repurchase financing agreements that mature in fiscal year 2015 totaling $500 million to help finance the loans it makes. Rialto uses these warehouse repurchase financing agreements to finance five, seven and ten year commercial first mortgage loans that are originated by RMF, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. Borrowings under these facilities were $44.4 million and $76.0 million as of May 31, 2014 and November 30, 2013, respectively.
In March 2014, our Rialto segment issued an additional $100 million of its 7.00% Senior Notes at a price of 102.25% of their face value in a private offering with no registration rights. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes.
In May 2014, Rialto issued $73.8 million principal amount of the Structured Notes collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserved, were $69.1 million. The estimated final payment date of the Structured Notes is December 15, 2015.
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three and six months ended May 31, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three and six months ended May 31, 2014, treasury stock decreased by (11.7) million and (12.1) million, respectively, in shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by our Board of Directors during the three months ended May 31, 2014. During the three months ended May 31, 2013, treasury stock increased by an immaterial amount of Class A common stock. During the six months ended May 31, 2013, treasury stock decreased by approximately 0.5 million in shares of Class A common stock due to activity related to our compensation plan.
On May 7, 2014, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 23, 2014, as declared by our Board of Directors on April 9, 2014. On June 25, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 24, 2014 to holders of record at the close of business on July 10, 2014.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2014, we had equity investments in 35 homebuilding and land unconsolidated entities (of which 6 had recourse debt, 5 had non-recourse debt and 24 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2014	2013	2014	2013
Revenues	$32,111	179,790	175,805	261,014
Costs and expenses	65,098	127,737	210,737	209,359
Other income	—	—	—	13,361
Net earnings (loss) of unconsolidated entities	$(32,987)	52,053	(34,932)	65,016
Our share of net earnings	$444	12,741	3,611	14,130
Lennar Homebuilding equity in earnings from unconsolidated entities (1)	$394	13,491	5,384	12,627
Our cumulative share of net earnings - deferred at May 31, 2014 and 2013, respectively			$11,520	2,463
Our investments in unconsolidated entities			$690,035	714,330
Equity of the unconsolidated entities			$2,330,314	2,617,461
Our investment % in the unconsolidated entities			30%	27%
(1) For the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third party land sales by one unconsolidated entity. For both the three and six months ended May 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $13.0 million of equity in earnings primarily as a result of sales of homesites to third parties by another unconsolidated entity.
Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$205,140	184,521
Inventories	2,739,466	2,904,795
Other assets	154,541	147,410
	$3,099,147	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$255,286	272,940
Debt	513,547	450,457
Equity	2,330,314	2,513,329
	$3,099,147	3,236,726
As of May 31, 2014 and November 30, 2013, our recorded investments in Lennar Homebuilding unconsolidated entities were $690.0 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2014 and November 30, 2013 was $768.2 million and $829.5 million, respectively. The basis difference is primarily as a result of our buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory remained on our condensed consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities above. During the three months ended May 31, 2014, we entered into a new agreement with the joint venture which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by us were deconsolidated.

The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2014	November 30, 2013
Debt	$513,547	450,457
Equity	2,330,314	2,513,329
Total capital	$2,843,861	2,963,786
Debt to total capital of our unconsolidated entities	18.1%	15.2%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2014	November 30, 2013
Land development	$521,544	537,548
Homebuilding	168,491	179,401
Total investments	$690,035	716,949
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2014	November 30, 2013
Several recourse debt - repayment	$24,640	25,996
Joint and several recourse debt - repayment	4,612	15,000
Lennar’s maximum recourse exposure	29,252	40,996
Less: joint and several reimbursement agreements with our partners	(4,151)	(13,500)
Lennar’s net recourse exposure	$25,101	27,496
During the six months ended May 31, 2014, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $11.7 million, as a result of $1.3 million paid by us primarily through capital contributions to unconsolidated entities and $10.4 million primarily related to the joint ventures selling assets.
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

(In thousands)	May 31, 2014	November 30, 2013
Assets	$1,675,133	1,656,065
Liabilities	$503,652	470,875
Equity	$1,171,481	1,185,090
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both May 31, 2014 and November 30, 2013, we did not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a repayment or maintenance guarantee, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
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
As of May 31, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of May 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2014	November 30, 2013
Lennar’s net recourse exposure	$25,101	27,496
Reimbursement agreements from partners	4,151	13,500
Lennar’s maximum recourse exposure	$29,252	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$57,309	61,008
Non-recourse land seller debt or other debt	4,035	20,454
Non-recourse debt with completion guarantees	303,292	245,821
Non-recourse debt without completion guarantees	119,659	82,178
Non-recourse debt to Lennar	484,295	409,461
Total debt	$513,547	450,457
Lennar’s maximum recourse exposure as a % of total JV debt	6%	9%
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both May 31, 2014 and November 30, 2013, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2014 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2014	2015	2016	Thereafter	Other Debt (1)
Net recourse debt to Lennar	$25,101	1,479	462	1,629	21,531	—
Reimbursement agreements	4,151	—	4,151	—	—	—
Maximum recourse debt exposure to Lennar	29,252	1,479	4,613	1,629	21,531	—
Debt without recourse to Lennar	484,295	8,628	5,594	47,744	417,736	4,593
Total	$513,547	10,107	10,207	49,373	439,267	4,593

(1)	Represents land seller debt and other debt.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2014:

(Dollars in thousands)	Partner Type	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	Financial	$172,947	1,443,647	11,256	11,256	331,571	342,827	1,010,087	25%
Shipyard Communities (Hunters Point)	Financial	95,941	279,609	—	—	52,638	52,638	219,076	19%
Central Park West Holdings (2)	Financial	60,525	60,287	4,612	461	—	4,612	52,570	8%
Newhall Land Development	Financial	56,804	465,461	—	—	382	382	330,694	—%
Runkle Canyon	Homebuilding	46,366	94,364	—	—	—	—	92,733	—%
Ballpark Village	Land owner	45,999	139,111	—	—	47,000	47,000	91,722	34%
Treasure Island Community Development	Financial	27,977	58,602	—	—	—	—	55,985	—%
MS Rialto Residential Holdings	Financial	23,236	86,447	—	—	—	—	81,331	—%
Krome Groves Land Trust	Land owner	21,386	90,759	9,276	9,276	19,761	29,037	58,790	33%
Willow Springs Properties	Land owner	18,949	34,076	—	—	—	—	32,165	—%
10 largest JV investments		570,130	2,752,363	25,144	20,993	451,352	476,496	2,025,153	19%
Other JVs		119,905	346,784	4,108	4,108	28,350	32,458	305,161	10%
Total		$690,035	3,099,147	29,252	25,101	479,702	508,954	2,330,314	18%
Land seller debt and other debt				$—	—	4,593	4,593
Total JV debt				$29,252	25,101	484,295	513,547

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)	Maximum recourse debt exposure to Lennar includes a $4.2 million reimbursement agreement.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of May 31, 2014:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	89%	86%	84%	94%	87%
Other JVs	11%	14%	16%	6%	13%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in private equity funds that invest in and manage real estate related assets and other investments:

					May 31, 2014	May 31, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$73,188	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	660,058	100,000	50,579	52,020	53,103
Rialto Mezzanine Partners Fund	2013	125,000	81,701	27,299	17,843	17,719	16,724
Other Investments						14,766	9,017
						$157,693	154,573
The Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$7,174	4,769	12,233	11,142
Rialto Real Estate Fund II, LP	2,402	(454)	2,440	(454)
Rialto Mezzanine Partners Fund	493	—	782	—
Other investments	7,870	190	7,838	(10)
Rialto Investments equity in earnings from unconsolidated entities	$17,939	4,505	23,293	10,678
As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on May 31, 2014, we would have received $103.6 million with regard to our carried interest. However Fund I, did not cease operations and liquidate its investments on May 31, 2014, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $103.6 million. No amounts has been recorded in our condensed consolidated statement of operations with regard to our carried interest in Fund I.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$262,145	332,968
Loans receivable	561,167	523,249
Real estate owned	318,846	285,565
Investment securities	455,634	149,350
Investments in partnerships	224,605	381,555
Other assets	37,231	191,624
	$1,859,628	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$34,141	108,514
Notes payable	344,138	398,445
Partner loans	—	163,940
Equity	1,481,349	1,193,412
	$1,859,628	1,864,311
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$33,177	65,956	64,604	119,299
Costs and expenses	23,304	65,595	49,413	124,709
Other income, net (1)	104,868	38,786	153,038	94,787
Net earnings of unconsolidated entities	$114,741	39,147	168,229	89,377
Rialto Investments equity in earnings from unconsolidated entities	$17,939	4,505	23,293	10,678

(1)
Other income, net, for the three and six months ended May 31, 2014 includes Fund I, Fund II and other investments realized and unrealized gains on investments. Other income, net, for the three and six months ended May 31, 2013 includes Fund I and Fund II.

In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and six months ended May 31, 2014 and 2013. The carrying value of the investment securities at May 31, 2014 and November 30, 2013, was $16.7 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In January 2014, Rialto acquired 100% of the loan servicing business segment of a financial services company (the "Servicer Provider") in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Services Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the provisional fair value of the assets acquired were $20.8 million, the provisional goodwill recorded was $5.1 million and the provisional fair value of the liabilities assumed were $17.6 million. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million.
Lennar Multifamily: Investments in Unconsolidated Entities
At May 31, 2014 and November 30, 2013, we had equity investments in 18 and 13 unconsolidated entities, respectively, (all of which had non-recourse debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at May 31, 2014.
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
Material contractual obligations of our unconsolidated joint ventures primarily relate to the debt obligations described above. The joint ventures generally do not enter into lease commitments because the entities are managed either by us or the other partners, who supply the necessary facilities and employee services in exchange for market-based management fees. However, they do enter into management contracts with the participants who manage them.
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

Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$15,171	5,800
Operating properties and equipment	431,604	236,528
Other assets	10,870	3,460
	$457,645	245,788
Liabilities and equity:
Accounts payable and other liabilities	$51,942	11,147
Notes payable	105,535	51,604
Equity	300,168	183,037
	$457,645	245,788
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2014	2013	2014	2013
Revenues	$960	—	2,411	—
Costs and expenses	1,581	248	3,175	263
Net loss of unconsolidated entities	$(621)	(248)	(764)	(263)
Lennar Multifamily equity in loss from unconsolidated entities	$(182)	(30)	(257)	(33)
Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at May 31, 2014 and 2013:

	Controlled Homesites
May 31, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	7,940	265	8,205	47,695	55,900
Central	4,919	1,135	6,054	20,617	26,671
West	1,712	5,359	7,071	39,366	46,437
Southeast Florida	2,963	446	3,409	8,362	11,771
Houston	1,221	36	1,257	12,757	14,014
Other	1,751	—	1,751	7,203	8,954
Total homesites	20,506	7,241	27,747	136,000	163,747

	Controlled Homesites
May 31, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,379	238	6,617	37,270	43,887
Central	3,659	1,170	4,829	18,722	23,551
West	2,897	5,750	8,647	30,845	39,492
Southeast Florida	1,973	326	2,299	8,366	10,665
Houston	1,279	253	1,532	12,052	13,584
Other	894	23	917	6,524	7,441
Total homesites	17,081	7,760	24,841	113,779	138,620

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with MSR discussed in Note 3, $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during the three months ended May 31, 2014.
In addition to this transaction, during the six months ended May 31, 2014, consolidated inventory not owned decreased by $172.7 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $72.7 million and $129.2 million, at May 31, 2014 and November 30, 2013, respectively. Additionally, we had posted $25.5 million and $29.9 million, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2014 and November 30, 2013, respectively.

Contractual Obligations and Commercial Commitments
During the six months ended May 31, 2014, we issued $500 million aggregate principal amount of 4.50% Senior Notes and our Rialto segment issued an additional $100 million of its 7.00% senior notes due 2018 and $73.8 million of Structured Notes.
The following summarizes our contractual debt obligations as of May 31, 2014:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2014	December 1, 2014 through November 30, 2015	December 1, 2015 through November 30, 2017	December 1, 2017 through November 30, 2019	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,683,438	278,903	684,296	873,821	1,426,331	1,420,087
Lennar Financial Services - Notes and other debts payable	465,875	459,948	—	5,927	—	—
Interest commitments under interest bearing debt (2)	1,068,593	134,805	240,927	379,063	186,908	126,890
Rialto Investments - Notes and other debt payable (3)	577,916	48,658	33,639	142,490	353,084	45
Operating leases	122,022	16,471	28,742	37,411	25,534	13,864
Other contractual obligation (4)	163,752	163,752	—	—	—	—
Total contractual obligations (5)	$7,081,596	1,102,537	987,604	1,438,712	1,991,857	1,560,886

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table.

(2)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of May 31, 2014.

(3)
Amount includes notes payable and other debts payable of $44.4 million related to the RMF warehouse repurchase financing agreements and also includes $352.1 million related to 7.00% Senior Notes and $73.8 million of Structured Notes with an estimated final payment date of December 15, 2015.

(4)
Amount includes $49.4 million of commitments to fund the Rialto segment's Fund II, $9.5 million of commitments to fund the Rialto segment's Mezzanine Fund, $34.9 million of commitments to fund loans in RMF and $70.0 million of remaining commitments to fund a homebuilding unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $37.8 million as of May 31, 2014, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2014, we had access to 27,747 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2014, we had $72.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $25.5 million of letters of credit in lieu of cash deposits under certain option contracts.
At May 31, 2014, we had letters of credit outstanding in the amount of $437.9 million (which included the $25.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2014, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $817.8 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2014, there were approximately $395.9 million, or 48%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.0 billion at May 31, 2014. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $484.7 million as of May 31, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2014, we had open commitments amounting to $666.0 million to sell MBS with varying settlement dates through August 2014.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the six months ended May 31, 2014, we issued $500 million of 4.50% senior notes due June 2019, and our Rialto segment issued an additional $100 million of its 7.00% senior notes due 2018 and issued $73.8 million of Structured Notes.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2014

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2014	2015	2016	2017	2018	2019	Thereafter	Total	2014
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$275.7	601.5	284.8	398.9	650.8	775.5	1,420.1	4,407.3	5,338.2
Average interest rate	5.1%	5.5%	6.4%	12.2%	5.6%	4.4%	3.8%	5.4%	—
Variable rate	$3.2	82.8	179.3	10.8	—	—	—	276.1	286.8
Average interest rate	3.5%	3.1%	2.5%	2.5%	—	—	—	2.7%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$460.0	—	—	5.9	—	—	—	465.9	465.9
Average interest rate	2.5%	—	—	10.0%	—	—	—	2.6%	—
Rialto Investments:
Notes and other debts payable:
Fixed rate	$4.2	3.3	80.7	1.2	353.1	—	—	442.6	455.4
Average interest rate	5.0%	4.6%	5.2%	5.9%	5.2%	—	—	5.2%	—
Variable rate	$44.4	30.3	30.2	30.3	—	—	—	135.3	128.3
Average interest rate	2.5%	4.5%	4.5%	4.5%	—	—	—	3.8%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, filed on July 3, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 3, 2014	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 3, 2014	/s/ David M. Collins
David M. Collins
Controller