Form 10-Q
period 2014-08-31
LENNAR CORP /NEW/
filed 2014-10-03
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of August 31, 2014:
Class A 173,941,743
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2014 (1)	2013 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$542,241	695,424
Restricted cash	11,769	36,150
Receivables, net	83,420	51,935
Inventories:
Finished homes and construction in progress	3,159,148	2,269,116
Land and land under development	4,509,515	3,871,773
Consolidated inventory not owned	55,771	460,159
Total inventories	7,724,434	6,601,048
Investments in unconsolidated entities	697,623	716,949
Other assets	695,325	748,629
	9,754,812	8,850,135
Rialto Investments:
Cash and cash equivalents	211,030	201,496
Restricted cash	31,636	2,593
Receivables, net	—	111,833
Loans receivable, net	174,286	278,392
Loans held-for-sale	164,923	44,228
Real estate owned, held-for-sale	194,339	197,851
Real estate owned, held-and-used, net	335,472	428,989
Investments in unconsolidated entities	176,132	154,573
Other assets	95,925	59,358
	1,383,743	1,479,313
Lennar Financial Services	946,537	796,710
Lennar Multifamily	204,985	147,089
Total assets	$12,290,077	11,273,247

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

As of August 31, 2014, total assets include $979.8 million related to consolidated VIEs of which $13.2 million is included in Lennar Homebuilding cash and cash equivalents, $0.3 million in Lennar Homebuilding restricted cash, $0.2 million in Lennar Homebuilding receivables, net, $224.4 million in Lennar Homebuilding land and land under development, $55.8 million in Lennar Homebuilding consolidated inventory not owned, $13.2 million in Lennar Homebuilding investments in unconsolidated entities, $103.7 million in Lennar Homebuilding other assets, $37.6 million in Rialto Investments ("Rialto") cash and cash equivalents, $154.8 million in Rialto loans receivable, net, $119.3 million in Rialto real estate owned, held-for-sale, $236.3 million in Rialto real estate owned, held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities, $2.5 million in Rialto other assets and $17.8 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2014 (2)	2013 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$349,382	271,365
Liabilities related to consolidated inventory not owned	47,507	384,876
Senior notes and other debts payable	4,692,880	4,194,432
Other liabilities	770,499	712,931
	5,860,268	5,563,604
Rialto Investments	659,648	497,008
Lennar Financial Services	697,799	543,639
Lennar Multifamily	34,221	41,526
Total liabilities	7,251,936	6,645,777
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2014 and November 30, 2013 - 300,000,000 shares; Issued: August 31, 2014 - 174,238,332 shares and November 30, 2013 - 184,833,120 shares	17,424	18,483
Class B common stock of $0.10 par value; Authorized: August 31, 2014 and November 30, 2013 - 90,000,000 shares; Issued: August 31, 2014 - 32,982,815 shares and November 30, 2013 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,223,001	2,721,246
Retained earnings	2,422,921	2,053,893
Treasury stock, at cost; August 31, 2014 - 296,589 Class A common stock and 1,679,620 Class B common stock; November 30, 2013 - 12,063,466 Class A common stock and 1,679,620 Class B common stock	(85,165)	(628,019)
Total stockholders’ equity	4,581,479	4,168,901
Noncontrolling interests	456,662	458,569
Total equity	5,038,141	4,627,470
Total liabilities and equity	$12,290,077	11,273,247

(2)
As of August 31, 2014, total liabilities include $142.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $5.5 million is included in Lennar Homebuilding accounts payable, $47.5 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $61.6 million in Lennar Homebuilding senior notes and other debts payable, $4.5 million in Lennar Homebuilding other liabilities and $23.6 million in Rialto Investments liabilities.

As of November 30, 2013, total liabilities include $294.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.0 million is included in Lennar Homebuilding accounts payable, $191.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $75.1 million in Lennar Homebuilding senior notes and other debts payable, $4.9 million in Lennar Homebuilding other liabilities and $20.2 million in Rialto Investments liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Revenues:
Lennar Homebuilding	$1,830,771	1,461,626	4,696,941	3,599,914
Lennar Financial Services	128,379	112,638	316,347	327,614
Rialto Investments	40,848	27,808	142,196	79,114
Lennar Multifamily	14,036	695	40,390	13,249
Total revenues	2,014,034	1,602,767	5,195,874	4,019,891
Costs and expenses:
Lennar Homebuilding	1,558,319	1,245,638	4,015,317	3,124,819
Lennar Financial Services	101,235	89,146	266,445	258,848
Rialto Investments	47,644	34,167	174,824	94,243
Lennar Multifamily	20,482	6,138	59,958	23,547
Corporate general and administrative	43,072	37,619	119,501	102,742
Total costs and expenses	1,770,752	1,412,708	4,636,045	3,604,199
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(2,080)	10,458	3,304	23,085
Lennar Homebuilding other income (expense), net	(63)	4,149	5,088	14,021
Other interest expense	(8,381)	(22,230)	(31,359)	(73,370)
Rialto Investments equity in earnings from unconsolidated entities	19,973	5,199	43,266	15,877
Rialto Investments other income (expense), net	(5,342)	1,837	(2,976)	9,810
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,946	(113)	14,689	(146)
Earnings before income taxes	262,335	189,359	591,841	404,969
Provision for income taxes	(88,895)	(67,205)	(215,819)	(83,059)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$173,440	122,154	376,022	321,910
Less: Net earnings (loss) attributable to noncontrolling interests	(4,317)	1,492	(17,571)	6,320
Net earnings attributable to Lennar	$177,757	120,662	393,593	315,590
Basic earnings per share	$0.87	0.62	1.92	1.64
Diluted earnings per share	$0.78	0.54	1.73	1.42
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12
Comprehensive earnings attributable to Lennar	$177,757	120,662	393,593	315,590
Comprehensive earnings (loss) attributable to noncontrolling interests	$(4,317)	1,492	(17,571)	6,320

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2014	2013
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$376,022	321,910
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	27,161	21,683
Amortization of discount/premium on debt, net	16,140	17,641
Lennar Homebuilding equity in earnings from unconsolidated entities	(3,304)	(23,085)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	4,456	718
Rialto Investments equity in earnings from unconsolidated entities	(43,266)	(15,877)
Distributions of earnings from Rialto Investments unconsolidated entities	354	648
Lennar Multifamily equity in (earnings) loss from unconsolidated entities	(14,689)	146
Distributions of earnings from Lennar Multifamily unconsolidated entities	14,469	—
Share based compensation expense	28,590	23,527
Excess tax benefits from share-based awards	(3,007)	(10,148)
Deferred income tax expense	76,351	67,938
Gains on retirement of Lennar Homebuilding debt	—	(1,000)
Gain on retirement of Rialto Investments notes payable	(4,135)	—
Unrealized and realized gains on Rialto Investments real estate owned	(20,568)	(38,056)
Impairments of Rialto Investments loans receivable and REO	55,275	23,970
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	8,049	6,086
Changes in assets and liabilities:
Increase in restricted cash	(5,078)	(7,476)
Decrease in receivables	58,522	31,815
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,334,703)	(1,469,381)
Increase in other assets	(38,649)	(17,616)
Increase in Rialto Investments loans held-for-sale	(120,754)	(244,137)
Decrease (increase) in Lennar Financial Services loans held-for-sale	(127,685)	156,799
Increase in accounts payable and other liabilities	151,948	136,156
Net cash used in operating activities	(898,501)	(1,017,739)
Cash flows from investing activities:
Decrease in restricted cash related to LOCs	19,012	—
Net additions of operating properties and equipment	(12,415)	(4,931)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(74,292)	(45,947)
Distributions of capital from Lennar Homebuilding unconsolidated entities	83,690	140,532
Investments in and contributions to Rialto Investments unconsolidated entities	(28,175)	(41,483)
Distributions of capital from Rialto Investments unconsolidated entities	41,235	39,837
Investments in and contributions to Lennar Multifamily unconsolidated entities	(25,072)	(14,406)
Distributions of capital from Lennar Multifamily unconsolidated entities	51,565	14,479
Decrease in Rialto Investments defeasance cash to retire notes payable	—	145,781
Receipts of principal payments on Rialto Investments loans receivable	20,827	49,560
Proceeds from sales of Rialto Investments real estate owned	168,946	182,220
Proceeds from sale of commercial mortgage-backed securities bond	9,171	—
Purchases of commercial mortgage-backed securities bond	(8,705)	—
Improvements to Rialto Investments real estate owned	(9,924)	(7,862)
Purchases of loans receivables	—	(5,450)
Purchases of Lennar Homebuilding investments available-for-sale	(21,274)	(28,708)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	46,234	2,486
Acquisition, net of cash acquired	(5,489)	—
Increase in Rialto Investments loans held-for-investment	(7,000)	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	1,242	(706)
Purchases of Lennar Financial Services investment securities	(19,025)	(21,504)
Proceeds from maturities of Lennar Financial Services investment securities	11,904	30,146

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

Net cash provided by investing activities	$242,455	434,044

	Nine Months Ended
	August 31,
	2014	2013
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$70,000	100,000
Net borrowings (repayments) under Lennar Financial Services debt	141,954	(167,710)
Net borrowings (repayments) under Rialto Investments warehouse repurchase facilities	(4,596)	133,103
Proceeds from Lennar Homebuilding senior notes	500,500	500,000
Proceeds from Rialto Investments senior notes	104,525	—
Proceeds from Rialto Investments structured notes	73,830	—
Principal payments on Rialto Investments structured notes	(18,836)	—
Redemption of senior notes	—	(63,001)
Debt issuance costs	(7,725)	(5,189)
Principal payments on Rialto Investments notes payable	(7,676)	(360,956)
Proceeds from other borrowings	33,103	76,966
Principal payments on other borrowings	(241,339)	(187,648)
Exercise of land option contracts from an unconsolidated land investment venture	(1,540)	(27,329)
Receipts related to noncontrolling interests	11,963	579
Payments related to noncontrolling interests	(115,001)	(174,853)
Excess tax benefits from share-based awards	3,007	10,148
Common stock:
Issuances	13,603	33,945
Repurchases	(12,153)	(191)
Dividends	(24,565)	(23,142)
Net cash provided by (used in) financing activities	519,054	(155,278)
Net decrease in cash and cash equivalents	(136,992)	(738,973)
Cash and cash equivalents at beginning of period	970,505	1,310,743
Cash and cash equivalents at end of period	$833,513	571,770
Summary of cash and cash equivalents:
Lennar Homebuilding	$542,241	433,548
Lennar Financial Services	78,361	65,803
Rialto Investments	211,030	72,024
Lennar Multifamily	1,881	395
	$833,513	571,770
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$647	240,247
Inventory acquired in satisfaction of other assets including investments available-for-sale	$4,774	—
Purchases of inventories and other assets financed by sellers	$109,560	126,148
Non-cash reduction of equity due to purchase of noncontrolling interest	$—	103,391
Non-cash purchase of noncontrolling interests	$—	63,500
Non-cash contributions to Lennar Multifamily unconsolidated entities	$72,552	14,070
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$51,545	53,849
Non-cash acquisition of Servicer Provider	$8,317	—
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$5,927	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$155,021	—
Investments in unconsolidated entities	$(30,647)	—
Operating properties and equipment and other assets	$(7,218)	—
Noncontrolling interests	$(117,156)	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2014 presentation. These reclassifications had no impact on the Company's results of operations. As a result of the Company's change in reportable segments in the Company's Form 10-K for the year ended November 30, 2013 to reflect Lennar Multifamily as a separate reportable segment, the Company revised the presentation of certain prior year amounts in the condensed consolidated financial statements to conform with the 2014 presentation.
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
Operations of the Rialto Investments (“Rialto”) segment include raising, investing and managing third party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance ("RMF") business, interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land, expenses related to construction activities and general and administrative expenses.
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

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Homebuilding East	$2,257,064	1,890,138
Homebuilding Central	1,207,902	963,815
Homebuilding West	3,433,419	3,108,395
Homebuilding Southeast Florida	814,133	757,125
Homebuilding Houston	404,030	307,864
Homebuilding Other	884,778	808,496
Rialto Investments	1,383,743	1,479,313
Lennar Financial Services	946,537	796,710
Lennar Multifamily	204,985	147,089
Corporate and unallocated	753,486	1,014,302
Total assets	$12,290,077	11,273,247

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues:
Homebuilding East	$570,698	510,788	1,497,954	1,221,509
Homebuilding Central	266,284	205,523	663,986	536,329
Homebuilding West	448,068	303,952	1,186,437	747,592
Homebuilding Southeast Florida	167,077	119,849	398,733	315,583
Homebuilding Houston	189,657	192,962	498,943	446,874
Homebuilding Other	188,987	128,552	450,888	332,027
Lennar Financial Services	128,379	112,638	316,347	327,614
Rialto Investments	40,848	27,808	142,196	79,114
Lennar Multifamily	14,036	695	40,390	13,249
Total revenues (1)	$2,014,034	1,602,767	5,195,874	4,019,891
Operating earnings (loss):
Homebuilding East	$83,403	78,523	219,307	150,771
Homebuilding Central (2)	21,531	11,102	56,265	37,895
Homebuilding West (3)	67,887	58,253	186,323	116,554
Homebuilding Southeast Florida (4)	40,579	25,367	87,885	63,539
Homebuilding Houston	27,740	27,893	74,096	52,425
Homebuilding Other (5)	20,788	7,227	34,781	17,647
Lennar Financial Services	27,144	23,492	49,902	68,766
Rialto Investments	7,835	677	7,662	10,558
Lennar Multifamily	8,500	(5,556)	(4,879)	(10,444)
Total operating earnings	305,407	226,978	711,342	507,711
Corporate general and administrative expenses	43,072	37,619	119,501	102,742
Earnings before income taxes	$262,335	189,359	591,841	404,969

(1)
Total revenues were net of sales incentives of $111.0 million ($20,400 per home delivered) and $288.4 million ($20,600 per home delivered) for the three and nine months ended August 31, 2014, respectively, compared to $92.8 million ($18,700 per home delivered) and $256.7 million ($20,400 per home delivered) for the three and nine months ended August 31, 2013, respectively.

(2)
For both the three and nine months ended August 31, 2014, operating earnings included $2.0 million in write-offs of other receivables. For both the three and nine months ended August 31, 2013, operating earnings included $0.9 million of valuation adjustments to investments of unconsolidated entities.

(3)
For both the three and nine months ended August 31, 2014, operating earnings included $2.0 million in write-offs of option deposits and pre-acquisition costs. For the nine months ended August 31, 2014, operating earnings included $0.9 million of valuation adjustments to land the Company intends to sell or has sold to third parties.

(4)
For both the three and nine months ended August 31, 2014, operating earnings included $1.0 million of valuation adjustments to other assets. For the nine months ended August 31, 2013, operating earnings included $3.8 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes.

(5)	For the nine months ended August 31, 2014, operating earnings included $1.5 million in write-offs of option deposits and pre-acquisition costs.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$39,021	240,642	214,826	501,656
Costs and expenses	35,401	162,664	246,138	372,023
Other income	—	1,241	—	14,602
Net earnings (loss) of unconsolidated entities	$3,620	79,219	(31,312)	144,235
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(2,080)	10,458	3,304	23,085

(1)
For the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one unconsolidated entity. For the three and nine months ended August 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $8.6 million and $21.6 million, respectively, of equity in earnings primarily as a result of sales of homesites to third parties by another unconsolidated entity and previously deferred profit related to those homesites that was earned during the three months ended August 31, 2013.

Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$259,393	184,521
Inventories	2,795,009	2,904,795
Other assets	142,753	147,410
	$3,197,155	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$253,264	272,940
Debt	604,134	450,457
Equity	2,339,757	2,513,329
	$3,197,155	3,236,726
As of August 31, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $697.6 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2014 and November 30, 2013 was $768.7 million and $829.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co. ("MSR"), Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities above. In the second quarter of 2014, the Company entered into a new agreement with the joint venture, which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by the Company were deconsolidated.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(In thousands)	August 31, 2014	November 30, 2013
The Company’s net recourse exposure	$24,588	27,496
Reimbursement agreements from partners	—	13,500
The Company’s maximum recourse exposure	$24,588	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$56,970	61,008
Non-recourse land seller debt or other debt	4,033	20,454
Non-recourse debt with completion guarantees	344,933	245,821
Non-recourse debt without completion guarantees	173,610	82,178
Non-recourse debt to the Company	579,546	409,461
Total debt	$604,134	450,457
The Company’s maximum recourse exposure as a % of total JV debt	4%	9%
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both August 31, 2014 and November 30, 2013, the Company did not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance.
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
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
As of August 31, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2014 and 2013:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	2,053,893	458,569
Net earnings (including net loss attributable to noncontrolling interests)	376,022	—	—	—	—	393,593	(17,571)
Employee stock and directors plans	2,176	114	—	1,400	662	—	—
Retirement of treasury stock	—	(1,173)	—	(541,019)	542,192	—	—
Tax benefit from employee stock plans, vesting of restricted stock and prior year conversion of 2.00% convertible senior notes due 2020	12,892	—	—	12,892	—	—	—
Amortization of restricted stock	28,482	—	—	28,482	—	—	—
Cash dividends	(24,565)	—	—	—	—	(24,565)	—
Receipts related to noncontrolling interests	11,963	—	—	—	—	—	11,963
Payments related to noncontrolling interests	(115,001)	—	—	—	—	—	(115,001)
Non-cash consolidations, net	118,272	—	—	—	—	—	118,272
Non-cash activity related to noncontrolling interests	430	—	—	—	—	—	430
Balance at August 31, 2014	$5,038,141	17,424	3,298	2,223,001	(85,165)	2,422,921	456,662

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	321,910	—	—	—	—	315,590	6,320
Employee stock and directors plans	34,396	243	—	17,196	16,957	—	—
Tax benefit from employee stock plans and vesting of restricted stock	11,053	—	—	11,053	—	—	—
Amortization of restricted stock	23,430	—	—	23,430	—	—	—
Cash dividends	(23,142)	—	—	—	—	(23,142)	—
Equity adjustments related to purchase of noncontrolling interests	39,605	—	—	(61,945)	—	—	101,550
Receipts related to noncontrolling interests	579	—	—	—	—	—	579
Payments related to noncontrolling interests	(174,853)	—	—	—	—	—	(174,853)
Non-cash purchase of noncontrolling interests	(63,500)	—	—	—	—	—	(63,500)
Balance at August 31, 2013	$4,170,686	17,483	3,298	2,411,675	(615,889)	1,897,579	456,540
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and nine months ended August 31, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.

During the three months ended August 31, 2014, treasury stock increased by 0.3 million shares of Class A common stock due to activity related to the Company's equity compensation plan. During the nine months ended August 31, 2014, treasury stock decreased by 11.8 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors, partially offset by activity related to the Company's equity compensation plan. The retirement of Class A common stock resulted in a reclass between treasury stock and additional paid-in capital within stockholders' equity. During the three months ended August 31, 2013, treasury stock increased by an immaterial amount of Class A common stock. During the nine months ended August 31, 2013, treasury stock decreased by 0.4 million shares of Class A common stock due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
During the three and nine months ended August 31, 2014, the Company recorded a tax provision of $88.9 million and $215.8 million, respectively, primarily related to pre-tax earnings. During the three and nine months ended August 31, 2013, the Company recorded a tax provision of $67.2 million and $83.1 million, respectively, which included a tax provision of $67.9 million and $150.2 million, respectively, primarily related to pre-tax earnings, partially offset by a reversal of the Company's valuation allowance of $0.7 million and $67.1 million, respectively. The effective tax rates for the three months ended August 31, 2014 and 2013 were 33.34% and 35.77%, respectively. The effective tax rates for the nine months ended August 31, 2014 and 2013 were 35.41% and 20.84%, respectively. The difference in tax rate between the two periods is primarily the result of a valuation allowance reversal during the nine months ended August 31, 2013.
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
As of August 31, 2014 and November 30, 2013, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $313.2 million and $376.8 million, respectively. The net deferred tax assets included a valuation allowance of $10.6 million and $12.7 million as of August 31, 2014 and November 30, 2013, respectively, primarily related to state net operating loss ("NOL") carryforwards that may expire due to short carryforward periods.
At August 31, 2014 and November 30, 2013, the Company had federal tax effected NOL carryforwards totaling $2.4 million and $88.1 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. At August 31, 2014 and November 30, 2013, the Company had state tax effected NOL carryforwards totaling $121.0 million and $143.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2014 and 2033.
At August 31, 2014 and November 30, 2013, the Company had $8.9 million and $10.5 million of gross unrecognized tax benefits, respectively. At August 31, 2014, the Company had $31.0 million accrued for interest and penalties, of which $13.5 million was recorded during the nine months ended August 31, 2014. During the nine months ended August 31, 2014, the accrual for interest and penalties was reduced by $1.6 million, primarily as a result of settlement with state tax authorities. At November 30, 2013, the Company had $19.1 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net earnings attributable to Lennar	$177,757	120,662	393,593	315,590
Less: distributed earnings allocated to nonvested shares	109	122	305	326
Less: undistributed earnings allocated to nonvested shares	2,124	1,712	4,486	4,090
Numerator for basic earnings per share	175,524	118,828	388,802	311,174
Plus: interest on 3.25% convertible senior notes due 2021 and 2.00% convertible senior notes due 2020 (1)	1,982	2,826	5,946	8,477
Plus: undistributed earnings allocated to convertible shares	2,124	1,712	4,486	4,090
Less: undistributed earnings reallocated to convertible shares	1,908	1,489	4,047	3,549
Numerator for diluted earnings per share	$177,722	121,877	395,187	320,192
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	202,354	190,799	202,103	190,119
Effect of dilutive securities:
Share-based payments	5	90	8	334
Convertible senior notes	25,869	34,446	25,846	35,549
Denominator for diluted earnings per share - weighted average common shares outstanding	228,228	225,335	227,957	226,002
Basic earnings per share	$0.87	0.62	1.92	1.64
Diluted earnings per share	$0.78	0.54	1.73	1.42

(1)
Interest on the 2.00% convertible senior notes due 2020 is included in the three and nine months ended August 31, 2013 because the holders of the 2.00% convertible senior notes due 2020 converted the notes into shares of Class A common stock on November 30, 2013.

For both the three and nine months ended August 31, 2014 and 2013, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$78,361	73,066
Restricted cash	8,661	10,283
Receivables, net (1)	121,185	127,223
Loans held-for-sale (2)	539,988	414,231
Loans held-for-investment, net	26,821	26,356
Investments held-to-maturity	57,023	62,344
Goodwill	38,854	34,046
Other (3)	75,644	49,161
	$946,537	796,710
Liabilities:
Notes and other debts payable	$522,047	374,166
Other (4)	175,752	169,473
	$697,799	543,639

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2014 and November 30, 2013, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $14.3 million and $7.3 million as of August 31, 2014 and November 30, 2013, respectively. Other assets also includes forward contracts carried at fair value of $1.4 million as of November 30, 2013. In addition, other assets include mortgage servicing rights carried at fair value of $19.4 million and $11.5 million as of August 31, 2014 and November 30, 2013, respectively.

(4)
Other liabilities include $72.7 million and $74.5 million as of August 31, 2014 and November 30, 2013, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $4.1 million as of August 31, 2014.

At August 31, 2014, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2014	$325,000
364-day warehouse repurchase facility that matures January 2015 (1)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
364-day warehouse repurchase facility that matures June 2015 (2)	150,000
Totals	$925,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.

(2)	Maximum aggregate commitment includes a $50 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $516.1 million and $374.2 million at August 31, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $540.9 million and $452.5 million at August 31, 2014 and November 30, 2013, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Loan origination liabilities, beginning of period	$9,774	8,257	9,311	7,250
Provision for losses during the period	918	569	1,660	1,342
Adjustments to pre-existing provisions for losses from changes in estimates	—	(176)	—	348
Payments/settlements	(83)	(16)	(362)	(306)
Loan origination liabilities, end of period	$10,609	8,634	10,609	8,634
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

(In thousands)	August 31, 2014	November 30, 2013
Impaired loans unpaid principal balance	$7,510	7,897
Valuation allowance	(3,768)	(3,891)
Investment in impaired loans	$3,742	4,006
The average recorded investment in impaired loans totaled $3.8 million and $3.9 million for the three and nine months ended August 31, 2014, respectively. The average recorded investment in impaired loans totaled $3.9 million and $3.5 million for the three and nine months ended August 31, 2013, respectively.
In April 2014, the Lennar Financial Services segment acquired a Colorado-based mortgage company. At acquisition date the provisional fair value of the assets acquired was $1.4 million and the provisional goodwill recorded was $4.8 million.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$211,030	201,496
Restricted cash (1)	31,636	2,593
Receivables, net (2)	—	111,833
Loans receivable, net	174,286	278,392
Loans held-for-sale (3)	164,923	44,228
Real estate owned - held-for-sale	194,339	197,851
Real estate owned - held-and-used, net	335,472	428,989
Investments in unconsolidated entities	176,132	154,573
Investments held-to-maturity	16,968	16,070
Other (4)	78,957	43,288
	$1,383,743	1,479,313
Liabilities:
Notes and other debts payable (5)	$582,659	441,883
Other (6)	76,989	55,125
	$659,648	497,008

(1)
Restricted cash primarily consists of cash held in escrow by the Company's loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily relate to loans sold but not settled as of November 30, 2013.

(3)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(4)	Other assets include credit default swaps carried at fair value of $1.3 million and $0.8 million as of August 31, 2014 and November 30, 2013, respectively.

(5)
Notes and other debts payable include $352.0 million and $250.0 million related to the 7.00% Senior Notes due 2018 ("7.00% Senior Notes") as of August 31, 2014 and November 30, 2013, respectively, and also include $71.4 million and $76.0 million as of August 31, 2014 and November 30, 2013, respectively, related to the RMF warehouse repurchase financing agreements. As of August 31, 2014, notes and other debts payable also include $55.0 million related to notes issued through a structured note offering.

(6)
Other liabilities include interest rate swaps and swap futures carried at fair value of $1.4 million as of August 31, 2014 and credit default swaps carried at fair value of $1.6 million and $0.3 million as of August 31, 2014 and November 30, 2013, respectively.

Rialto’s operating earnings were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$40,848	27,808	142,196	79,114
Costs and expenses (1)	47,644	34,167	174,824	94,243
Rialto Investments equity in earnings from unconsolidated entities	19,973	5,199	43,266	15,877
Rialto Investments other income (expense), net	(5,342)	1,837	(2,976)	9,810
Operating earnings (2)	$7,835	677	7,662	10,558

(1)
Costs and expenses for the three and nine months ended August 31, 2014 included loan impairments of $4.2 million and $44.7 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the three and nine months ended August 31, 2013, costs and expenses included loan impairments of $3.5 million and $14.1 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and nine months ended August 31, 2014 included net loss attributable to noncontrolling interests of $4.5 million and $20.7 million, respectively. Operating earnings for the three and nine months ended August 31, 2013 included net earnings (loss) attributable to noncontrolling interests of ($0.8) million and $4.6 million, respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Realized gains on REO sales, net	$4,106	9,651	27,849	36,857
Unrealized gains (losses) on transfer of loans receivable to REO and impairments, net	(7,165)	(2,373)	(17,816)	(8,683)
REO and other expenses	(13,027)	(10,267)	(43,977)	(33,171)
Rental and other income	10,744	4,826	30,968	14,807
Rialto Investments other income (expense), net	$(5,342)	1,837	(2,976)	9,810
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC ("FDIC Portfolios"), which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions will continue being shared 60%/40% with the FDIC. During the nine months ended August 31, 2014, $146.7 million was distributed by the LLCs. The FDIC was distributed $88.0 million and Rialto, the parent company, was distributed $57.6 million.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2014, these consolidated LLCs had total combined assets and liabilities of $551.2 million and $23.6 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both August 31, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.
In May 2014, Rialto issued $73.8 million principal amount of notes through a structured note offering (the "Structured Notes") collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of August 31, 2014, there was $55.0 million outstanding related to the Structured Notes.
The following table displays the loans receivable by aggregate collateral type:

(In thousands)	August 31, 2014	November 30, 2013
Land	$101,047	166,950
Single family homes	28,698	59,647
Commercial properties	29,536	38,060
Other	15,005	13,735
Loans receivable, net	$174,286	278,392
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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 were as follows:

(In thousands)	August 31, 2014	November 30, 2013
Outstanding principal balance	$438,046	586,901
Carrying value	$169,636	270,075
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the nine months ended August 31, 2014 and 2013 was as follows:

	August 31,
(In thousands)	2014	2013
Accretable yield, beginning of period	$73,144	112,899
Additions	8,785	53,652
Deletions	(25,621)	(38,263)
Accretions	(25,693)	(38,455)
Accretable yield, end of period	$30,615	89,833
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
August 31, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$4,607	—	1,813	1,813
Single family homes	8,739	502	1,732	2,234
Commercial properties	1,500	—	603	603
Loans receivable	$14,846	502	4,148	4,650

November 30, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$6,791	249	2,304	2,553
Single family homes	15,125	519	4,119	4,638
Commercial properties	3,400	498	628	1,126
Loans receivable	$25,316	1,266	7,051	8,317
The average recorded investment in impaired loans totaled approximately $6 million and $29 million for the nine months ended August 31, 2014 and 2013, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Allowance on accrual loans, beginning of period	$55,658	18,716	18,952	12,178
Provision for loan losses, net of recoveries	4,089	3,318	44,577	12,849
Charge-offs	(6,482)	(1,940)	(10,264)	(4,933)
Allowance on accrual loans, end of period	$53,265	20,094	53,265	20,094
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. The risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of August 31, 2014 and November 30, 2013, the Company had an allowance on these loans of $0.3 million and $1.2 million, respectively.
Accrual and nonaccrual loans receivable by risk categories were as follows:
August 31, 2014

(In thousands)	Accrual	Nonaccrual	Total
Land	$99,234	1,813	101,047
Single family homes	26,464	2,234	28,698
Commercial properties	28,933	603	29,536
Other	15,005	—	15,005
Loans receivable	$169,636	4,650	174,286

November 30, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$164,397	2,553	166,950
Single family homes	55,009	4,638	59,647
Commercial properties	36,934	1,126	38,060
Other	13,735	—	13,735
Loans receivable	$270,075	8,317	278,392
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
The following tables represent the activity in REO:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
REO - held-for-sale, beginning of period	$192,829	204,385	197,851	134,161
Additions	—	14,833	—	16,166
Improvements	1,994	1,949	4,717	4,466
Sales	(52,431)	(68,087)	(141,097)	(145,363)
Impairments and unrealized losses	(6,087)	(169)	(8,910)	(4,353)
Transfers to Lennar Homebuilding	—	(430)	—	(430)
Transfers from held-and-used, net (1)	58,034	46,128	141,778	193,962
REO - held-for-sale, end of period	$194,339	198,609	194,339	198,609

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
REO - held-and-used, net, beginning of period	$379,069	478,314	428,989	601,022
Additions	14,530	14,154	48,657	38,882
Improvements	1,736	517	5,207	3,396
Impairments	(1,333)	(5,126)	(2,836)	(5,529)
Depreciation	(496)	(1,075)	(2,767)	(3,153)
Transfers to held-for-sale (1)	(58,034)	(46,128)	(141,778)	(193,962)
REO - held-and-used, net, end of period	$335,472	440,656	335,472	440,656

(1)
During the three and nine months ended August 31, 2014 and 2013, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and nine months ended August 31, 2014, the Company recorded net losses of $0.2 million and $7.3 million, respectively, from acquisitions of REO through foreclosure. For the three and nine months ended August 31, 2013, the Company recorded net gains of $2.9 million and $1.2 million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto Investments other income (expense), net.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the nine months ended August 31, 2014, RMF originated loans with a total principal balance of $1.1 billion and sold $983.6 million of loans into five separate securitizations. As of August 31, 2014 and November 30, 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million to help finance the loans it makes. Borrowings under these facilities were $71.4 million and $76.0 million as of August 31, 2014 and November 30, 2013, respectively.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private offering with no registration rights. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually with the first interest payment made on June 1, 2014. At August 31, 2014 and November 30, 2013, the carrying amount of the 7.00% Senior Notes was $352.0 million and $250.0 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at August 31, 2014.
Investments
All of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the assets and liabilities of Rialto's investments are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations and the Company’s share is recorded in Rialto Investments equity in earnings from unconsolidated entities in the Company's statement of operations.
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2014	August 31, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$80,741	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	660,058	100,000	50,579	57,528	53,103
Rialto Mezzanine Partners Fund	2013	168,600	145,267	27,299	23,521	23,397	16,724
Other investments						14,466	9,017
						$176,132	154,573
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$10,291	3,685	22,524	14,827
Rialto Real Estate Fund II, LP	7,084	1,366	9,524	912
Rialto Mezzanine Partners Fund	591	—	1,373	—
Other investments	2,007	148	9,845	138
Rialto Investments equity in earnings from unconsolidated entities	$19,973	5,199	43,266	15,877

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$200,878	332,968
Loans receivable	528,456	523,249
Real estate owned	388,284	285,565
Investment securities	611,381	381,555
Investments in partnerships	269,923	149,350
Other assets	37,315	191,624
	$2,036,237	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$25,882	108,514
Notes payable	315,985	398,445
Partner loans	—	163,940
Equity	1,694,370	1,193,412
	$2,036,237	1,864,311
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$39,401	69,856	104,005	189,155
Costs and expenses	22,552	65,357	71,965	190,066
Other income, net (1)	181,877	34,186	334,915	128,973
Net earnings of unconsolidated entities	$198,726	38,685	366,955	128,062
Rialto Investments equity in earnings from unconsolidated entities	$19,973	5,199	43,266	15,877

(1)
Other income, net, for the three and nine months ended August 31, 2014 and 2013 included Rialto Real Estate Fund, LP, Rialto Real Estate Fund II, LP and other investments realized and unrealized gains on investments.

In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at August 31, 2014 and November 30, 2013 was $17.0 million and $16.1 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and nine months ended August 31, 2014 and 2013. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In January 2014, Rialto acquired 100% of the loan servicing business segment of a financial services company (the "Servicer Provider") in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Servicer Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the fair value of the assets acquired was $20.8 million, the goodwill recorded was $5.1 million and the fair value of the liabilities assumed was $17.6 million. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million.

(9)	Lennar Multifamily Segment
Since 2012, the Company has become actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$1,881	519
Land under development	86,364	88,260
Consolidated inventory not owned	—	10,500
Investments in unconsolidated entities	92,863	46,301
Other assets	23,877	1,509
	$204,985	147,089
Liabilities:
Accounts payable and other liabilities	$34,221	17,518
Notes payable	—	13,858
Liabilities related to consolidated inventory not owned	—	10,150
	$34,221	41,526
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. All construction cost over-runs would be paid by the Company. Generally, these payments are increases to our investment in the entities and would increase our share of funds the entities distributes after the achievement of certain thresholds. As of August 31, 2014, the fair value of the completion guarantees was immaterial. As of August 31, 2014 and November 30, 2013, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $105.6 million and $51.6 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$30,685	5,800
Operating properties and equipment	486,392	236,528
Other assets	11,418	3,460
	$528,495	245,788
Liabilities and equity:
Accounts payable and other liabilities	$65,140	11,147
Notes payable	105,598	51,604
Equity	357,757	183,037
	$528,495	245,788

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$907	—	3,318	—
Costs and expenses	1,907	573	5,082	836
Other income, net (1)	35,068	—	35,068	—
Net earnings (loss) of unconsolidated entities	$34,068	(573)	33,304	(836)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (2)	$14,946	(113)	14,689	(146)

(1)	Other income, net, for both the three and nine months ended August 31, 2014 included the gains related to the sale of two operating properties.

(2)
For both the three and nine months ended August 31, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included Lennar Multifamily's share of gains totaling $14.7 million related to the sale of two operating properties by unconsolidated entities.

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2014 and November 30, 2013 included $240.5 million and $172.3 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2014	November 30, 2013
5.50% senior notes due 2014	$249,820	249,640
5.60% senior notes due 2015	500,272	500,527
6.50% senior notes due 2016	249,923	249,886
12.25% senior notes due 2017	396,278	395,312
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,485	248,167
4.125% senior notes due 2018	274,995	274,995
4.50% senior notes due 2019	500,477	—
2.75% convertible senior notes due 2020	427,373	416,041
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,223	571,012
Unsecured revolving credit facility that matures 2018	70,000	—
Mortgages notes on land and other debt	404,784	489,602
	$4,692,880	4,194,432
At August 31, 2014, the Company had a $1.5 billion unsecured revolving credit facility (the "Credit Facility"), which includes a $263 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. In addition, the Company had $200 million of letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. The Company believes it was in compliance with its debt covenants at August 31, 2014.

The Company’s performance letters of credit outstanding were $240.7 million and $160.6 million, respectively, at August 31, 2014 and November 30, 2013. The Company’s financial letters of credit outstanding were $181.1 million and $212.8 million, respectively, at August 31, 2014 and November 30, 2013. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2014, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $862.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2014, there were approximately $445.9 million, or 52%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In February 2014, the Company originally issued $400 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes") at a price of 100%. The Company issued an additional $100 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $495.7 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At August 31, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.
Subsequent to August 31, 2014, the Company retired its $250 million 5.50% senior notes due September 2014 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
At both August 31, 2014 and November 30, 2013, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
When the 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are converted, the 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended August 31, 2014 and 2013 was $39.46 and $35.03, respectively, which exceeded the conversion price, thus 8.8 million shares and 7.4 million shares, respectively, were included in the calculation of diluted earnings per share. The Company’s volume weighted average stock price for the nine months ended August 31, 2014 and 2013 was $39.35 and $37.90, respectively, which exceeded the conversion price, thus 8.8 million shares and 8.5 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both August 31, 2014 and November 30, 2013, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At August 31, 2014 and November 30, 2013, the carrying amount of the equity component included in stockholders’ equity was $18.6 million and $30.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $427.4 million and $416.0 million, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Warranty reserve, beginning of period	$105,699	90,242	102,580	84,188
Warranties issued during the period	15,958	13,914	40,930	34,795
Adjustments to pre-existing warranties from changes in estimates (1)	(1,221)	7,506	4,355	15,415
Payments	(15,629)	(12,186)	(43,058)	(34,922)
Warranty reserve, end of period	$104,807	99,476	104,807	99,476

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2014 and 2013 primarily relate to specific claims related to certain of our homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three months ended August 31, 2014, the Company granted 1.1 million nonvested shares. During the nine months ended August 31, 2014, the Company granted an immaterial number of stock options and 1.1 million nonvested shares. During the three months ended August 31, 2013, the Company granted an immaterial number of stock options and 1.2 million nonvested shares. During the nine months ended August 31, 2013, the Company granted an immaterial number of stock options and 1.3 million nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Stock options	$68	64	108	97
Nonvested shares	11,231	10,269	28,482	23,430
Total compensation expense for share-based awards	$11,299	10,333	28,590	23,527

(15)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2014 and November 30, 2013, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		August 31, 2014		November 30, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$174,286	182,004	278,392	305,810
Investments held-to-maturity	Level 3	$16,968	16,839	16,070	15,952
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,821	27,066	26,356	26,095
Investments held-to-maturity	Level 2	$57,023	57,163	62,344	62,580
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,692,880	5,510,800	4,194,432	4,971,500
Rialto Investments notes and other debts payable	Level 2	$582,659	581,420	441,883	438,373
Lennar Financial Services notes and other debts payable	Level 2	$522,047	522,047	374,166	374,166
Lennar Multifamily notes payable	Level 2	$—	—	13,858	13,858
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2014	Fair Value at November 30, 2013
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$539,988	414,231
Mortgage loan commitments	Level 2	$14,276	7,335
Forward contracts	Level 2	$(4,052)	1,444
Mortgage servicing rights	Level 3	$19,387	11,455
Lennar Homebuilding:
Investments available-for-sale	Level 3	$16,865	40,032
Rialto Investments Financial Assets:
Loans held-for-sale (2)	Level 3	$164,923	44,228
Credit default swaps	Level 2	$1,331	788
Rialto Investments Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$1,393	31
Credit default swaps	Level 2	$1,561	318

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $540.0 million at August 31, 2014 exceeds their aggregate principal balance of $517.0 million by $23.0 million. The aggregate fair value of loans held-for-sale of $414.2 million at November 30, 2013 exceeds their aggregate principal balance of $399.0 million by $15.3 million.

(2)
The aggregate fair value of Rialto Investments loans held-for-sale of $164.9 million at August 31, 2014 exceeds their aggregate principal balance of $163.4 million by $1.6 million. The aggregate fair value of loans held-for-sale of $44.2 million at November 30, 2013 exceeds their aggregate principal balance of $44.0 million by $0.2 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2014 and November 30, 2013. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of August 31, 2014 and November 30, 2013.
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2014, the key assumptions used in determining the fair value include an 11.8% mortgage prepayment rate, a 5.6% delinquency rate and a 12.0% discount rate.
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
Gains (losses) of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. Gains (losses) of Rialto financial instruments measured at fair value are recognized in the Rialto segment's operating earnings. Gains (losses) related to the Lennar Homebuilding investments available-for-sale during the three and nine months ended August 31, 2014 and 2013 were deferred as a result of the Company's continuing involvement in the underlying real estate collateral, thus no gains (losses) were recognized during the three and nine months ended August 31, 2014 and 2013. The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$588	3,982	7,740	(13,422)
Mortgage loan commitments	$(756)	4,944	6,942	(1,950)
Forward contracts	$2,262	(13,600)	(5,497)	4,391
Changes in fair value included in Rialto Investments revenues:
Financial Assets:
Interest rate swap futures	$—	607	—	607
Credit default swaps	$(431)	1,343	—	1,343
Financial Liabilities:
Interest rate swaps and swap futures	$(969)	(701)	(1,363)	(701)
Credit default swaps	$390	—	62	—
Interest income on Lennar Financial Services loans held-for-sale and Rialto Investments loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto Investments' statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2014, the segment had open commitments amounting to $700.0 million to sell MBS with varying settlement dates through November 2014.
The following table represents a reconciliation of the beginning and ending balance for the Lennar Financial Services Level 3 recurring fair value measurements (mortgage servicing rights) included in the Lennar Financial Services segment’s other assets:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Mortgage servicing rights, beginning of period	$18,242	7,307	11,455	4,749
Purchases and retention of mortgage servicing rights (1)	441	1,838	8,977	3,560
Disposals	(622)	(122)	(1,190)	(571)
Changes in fair value (2)	1,326	835	145	2,120
Mortgage servicing rights, end of period	$19,387	9,858	19,387	9,858

(1)	For the nine months ended August 31, 2014, purchases and retention of mortgage servicing rights include the $5.9 million acquisition of a portfolio of mortgage servicing rights.

(2)	Amount represents changes in fair value included in Lennar Financial Services revenues.
The following table represents a reconciliation of the beginning and ending balance for the Lennar Homebuilding Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Investments available-for-sale, beginning of period	$20,416	33,338	40,032	19,591
Purchases and other (1)	—	13,291	21,274	25,518
Sales	(1,655)	(2,486)	(46,234)	(2,486)
Changes in fair value (2)	2,229	(772)	7,379	748
Settlements (3)	(4,125)	—	(5,586)	—
Investments available-for-sale, end of period	$16,865	43,371	16,865	43,371

(1)	Represents investments in community development district bonds that mature at various dates between 2037 and 2039.

(2)
The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during the three and nine months ended August 31, 2014 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company redeemed the bonds.

The following table represents a reconciliation of the beginning and ending balance for Rialto Investments Level 3 recurring fair value measurements (loans held-for-sale):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Rialto Investments loans held-for-sale, beginning of period	$45,065	—	44,228	—
Loan originations	411,683	245,223	1,103,839	245,223
Origination loans sold, including those not settled	(292,099)	—	(983,635)	—
Interest and principal paydowns	(811)	529	(835)	529
Changes in fair value (1)	1,085	(1,086)	1,326	(1,086)
Rialto Investments loans held-for-sale, end of period	$164,923	244,666	164,923	244,666

(1)	Amount represents changes in fair value included in Rialto Investments revenues.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31, 2014			Three Months Ended August 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto Investments:
Impaired loans receivable	Level 3	$103,732	99,574	(4,158)	161,432	157,955	(3,477)
Non-financial assets
Lennar Homebuilding:
Investments in unconsolidated entities (2)	Level 3	$—	—	—	20,885	20,024	(861)
Rialto Investments:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$7,133	6,705	(428)	12,200	14,833	2,633
Upon management periodic valuations	Level 3	$15,453	9,794	(5,659)	169	—	(169)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$14,275	14,530	255	13,864	14,154	290
Upon management periodic valuations	Level 3	$8,056	6,723	(1,333)	7,176	2,050	(5,126)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended August 31, 2014 and 2013.

(2)	Valuation adjustments were included in Lennar Homebuilding other income, net in the Company's condensed consolidated statement of operations for the three months ended August 31, 2013.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto Investments other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended August 31, 2014 and 2013.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto Investments other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended August 31, 2014 and 2013.

		Nine Months Ended August 31, 2014			Nine Months Ended August 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto Investments:
Impaired loans receivable	Level 3	$191,471	146,731	(44,740)	200,856	186,768	(14,088)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	16,454	12,247	(4,207)
Land and land under development (2)	Level 3	$7,013	6,143	(870)	—	—	—
Investments in unconsolidated entities (3)	Level 3	$—	—	—	20,921	20,024	(897)
Rialto Investments:
REO - held-for-sale (4):
Upon acquisition/transfer	Level 3	$20,183	18,972	(1,211)	14,193	16,166	1,973
Upon management periodic valuations	Level 3	$39,193	31,494	(7,699)	23,040	18,687	(4,353)
REO - held-and-used, net (5):
Upon acquisition/transfer	Level 3	$54,727	48,657	(6,070)	39,655	38,882	(773)
Upon management periodic valuations	Level 3	$20,489	17,653	(2,836)	10,011	4,482	(5,529)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the nine months ended August 31, 2014 and 2013.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the nine months ended August 31, 2014 and 2013.

(3)	Valuation adjustments were included in Lennar Homebuilding other income, net in the Company's condensed consolidated statement of operations for the nine months ended August 31, 2013.

(4)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto Investments other income (expense), net, in the Company’s condensed consolidated statement of operations for the nine months ended August 31, 2014 and 2013.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto Investments other income (expense), net, in the Company’s condensed consolidated statement of operations for the nine months ended August 31, 2014 and 2013.

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
As of August 31, 2014 and 2013, there were 600 and 512 active communities, excluding unconsolidated entities, respectively. In the nine months ended August 31, 2014, the Company reviewed its communities for potential indicators of impairments and identified 46 communities with 2,037 homesites and a corresponding carrying value of $191.8 million as having potential indicators of impairment. Of those communities identified, the Company recorded no impairments for the nine months ended August 31, 2014.

REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the nine months ended August 31, 2014, the capitalization rates used to estimate fair value ranged from 9% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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

(16)	Variable Interest Entities
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2014. Based on the Company's evaluation, it consolidated an entity in the first quarter of 2014 within its Lennar Multifamily segment that had total combined assets of $22.9 million and subsequently deconsolidated the same entity in the second quarter of 2014 due to the receipt of previously required unfunded contributions by the joint venture partner during that period. Additionally, in the third quarter of 2014, the Company consolidated entities within its Lennar Multifamily segment that had combined total assets of $17.9 million. In the second quarter of 2014, the Company entered into a new option agreement with MSR, which resulted in the consolidation of certain VIEs because of the Company having options on substantially all of the homesites. The VIEs that consolidated had total combined assets of $158.5 million and non-recourse liabilities of $1.6 million.
At August 31, 2014 and November 30, 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $697.6 million and $716.9 million, respectively, the Rialto segment’s investments in unconsolidated entities were $176.1 million and $154.6 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $92.9 million and $46.3 million, respectively.
Consolidated VIEs
As of August 31, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $979.8 million and $142.7 million, respectively. As of November 30, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1,195.3 million and $294.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of August 31, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$169,584	239,855
Rialto Investments (2)	16,968	16,968
Lennar Multifamily (3)	41,670	66,041
	$228,222	322,864
As of November 30, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$195,720	301,315
Rialto Investments (2)	24,393	24,393
Lennar Multifamily (3)	25,874	55,002
	$245,987	380,710

(1)
At August 31, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. At November 30, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $90.5 million remaining commitment to fund an unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing and $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum exposure to loss related to Lennar Homebuilding unconsolidated entities.

(2)
At both August 31, 2014 and November 30, 2013, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs. At August 31, 2014 and November 30, 2013, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $17.0 million and $16.1 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At August 31, 2014 and November 30, 2013, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs, except with regard to $23.4 million and $28.0 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $23.4 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with MSR discussed in Note 3, $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during in second quarter of 2014.
In addition to this transaction, during the nine months ended August 31, 2014, consolidated inventory not owned decreased by $179.0 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $72.5 million and $129.2 million at August 31, 2014 and November 30, 2013, respectively. Additionally, the Company had posted $25.4 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2014 and November 30, 2013, respectively.

(17)	Commitments and Contingent Liabilities
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In July 2014, the Court ruled that the Company may be obligated to purchase the property. As a result of changes in zoning for the property during the litigation, the Court has ordered further proceedings to determine whether the sellers are entitled to specific performance and, if so, whether a further reduction in the purchase price is required. In the event the Company is ordered to purchase the property, the Court may order the Company to pay interest and attorneys’ fees. The Company believes the preliminary decision is contrary to applicable law. The Company does not believe it is probable that a loss has occurred and, therefore, no liability has been recorded with respect to this case.

(18)	New Accounting Pronouncements
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at August 31, 2014, they were guaranteeing Lennar Corporation's $200 million of letter of credit facilities, its $140 million letter of credit facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2014 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$371,977	251,767	13,686	—	637,430
Inventories	—	7,500,471	223,963	—	7,724,434
Investments in unconsolidated entities	—	684,461	13,162	—	697,623
Other assets	154,190	431,531	103,751	5,853	695,325
Investments in subsidiaries	4,095,887	305,115	—	(4,401,002)	—
Intercompany	4,604,458	—	—	(4,604,458)	—
	9,226,512	9,173,345	354,562	(8,999,607)	9,754,812
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	335,472	—	335,472
Rialto Investments all other assets	—	—	1,048,271	—	1,048,271
Lennar Financial Services	—	73,334	873,203	—	946,537
Lennar Multifamily	—	187,140	17,845	—	204,985
Total assets	$9,226,512	9,433,819	2,629,353	(8,999,607)	12,290,077
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$356,937	702,899	60,045	—	1,119,881
Liabilities related to consolidated inventory not owned	—	47,507	—	—	47,507
Senior notes and other debts payable	4,288,096	324,354	80,430	—	4,692,880
Intercompany	—	4,531,692	72,766	(4,604,458)	—
	4,645,033	5,606,452	213,241	(4,604,458)	5,860,268
Rialto Investments	—	—	659,648	—	659,648
Lennar Financial Services	—	26,225	665,721	5,853	697,799
Lennar Multifamily	—	34,179	42	—	34,221
Total liabilities	4,645,033	5,666,856	1,538,652	(4,598,605)	7,251,936
Stockholders’ equity	4,581,479	3,766,963	634,039	(4,401,002)	4,581,479
Noncontrolling interests	—	—	456,662	—	456,662
Total equity	4,581,479	3,766,963	1,090,701	(4,401,002)	5,038,141
Total liabilities and equity	$9,226,512	9,433,819	2,629,353	(8,999,607)	12,290,077

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$562,134	192,945	28,430	—	783,509
Inventories	—	6,507,172	93,876	—	6,601,048
Investments in unconsolidated entities	—	702,291	14,658	—	716,949
Other assets	116,657	539,264	86,773	5,935	748,629
Investments in subsidiaries	4,305,887	325,906	—	(4,631,793)	—
Intercompany	3,191,611	—	—	(3,191,611)	—
	8,176,289	8,267,578	223,737	(7,817,469)	8,850,135
Rialto Investments:
Rialto Investments real estate owned - held-and-used, net	—	—	428,989	—	428,989
Rialto Investments all other assets	—	—	1,050,324	—	1,050,324
Lennar Financial Services	—	76,160	720,550	—	796,710
Lennar Multifamily	—	147,089	—	—	147,089
Total assets	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$302,558	623,709	58,029	—	984,296
Liabilities related to consolidated inventory not owned	—	384,876	—	—	384,876
Senior notes and other debts payable	3,704,830	400,044	89,558	—	4,194,432
Intercompany	—	3,183,664	7,947	(3,191,611)	—
	4,007,388	4,592,293	155,534	(3,191,611)	5,563,604
Rialto Investments	—	—	497,008	—	497,008
Lennar Financial Services	—	30,045	507,659	5,935	543,639
Lennar Multifamily	—	41,526	—	—	41,526
Total liabilities	4,007,388	4,663,864	1,160,201	(3,185,676)	6,645,777
Stockholders’ equity	4,168,901	3,826,963	804,830	(4,631,793)	4,168,901
Noncontrolling interests	—	—	458,569	—	458,569
Total equity	4,168,901	3,826,963	1,263,399	(4,631,793)	4,627,470
Total liabilities and equity	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,830,771	—	—	1,830,771
Lennar Financial Services	—	44,872	89,047	(5,540)	128,379
Rialto Investments	—	—	40,848	—	40,848
Lennar Multifamily	—	14,036	—	—	14,036
Total revenues	—	1,889,679	129,895	(5,540)	2,014,034
Cost and expenses:
Lennar Homebuilding	—	1,559,528	1,740	(2,949)	1,558,319
Lennar Financial Services	—	39,604	64,152	(2,521)	101,235
Rialto Investments	—	—	47,644	—	47,644
Lennar Multifamily	—	20,481	1	—	20,482
Corporate general and administrative	41,807	—	—	1,265	43,072
Total costs and expenses	41,807	1,619,613	113,537	(4,205)	1,770,752
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(2,269)	189	—	(2,080)
Lennar Homebuilding other income (expense), net	251	(189)	—	(125)	(63)
Other interest expense	(1,460)	(8,381)	—	1,460	(8,381)
Rialto Investments equity in earnings from unconsolidated entities	—	—	19,973	—	19,973
Rialto Investments other expense, net	—	—	(5,342)	—	(5,342)
Lennar Multifamily equity in earnings from unconsolidated entities	—	14,946	—	—	14,946
Earnings (loss) before income taxes	(43,016)	274,173	31,178	—	262,335
Benefit (provision) for income taxes	13,988	(90,329)	(12,554)	—	(88,895)
Equity in earnings from subsidiaries	206,785	12,763	—	(219,548)	—
Net earnings (including net loss attributable to noncontrolling interests)	177,757	196,607	18,624	(219,548)	173,440
Less: Net loss attributable to noncontrolling interests	—	—	(4,317)	—	(4,317)
Net earnings attributable to Lennar	$177,757	196,607	22,941	(219,548)	177,757

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,447,533	14,093	—	1,461,626
Lennar Financial Services	—	44,750	73,167	(5,279)	112,638
Rialto Investments	—	—	27,808	—	27,808
Lennar Multifamily	—	695	—	—	695
Total revenues	—	1,492,978	115,068	(5,279)	1,602,767
Cost and expenses:
Lennar Homebuilding	—	1,239,791	6,302	(455)	1,245,638
Lennar Financial Services	—	40,855	53,216	(4,925)	89,146
Rialto Investments	—	—	35,211	(1,044)	34,167
Lennar Multifamily	—	6,138	—	—	6,138
Corporate general and administrative	35,310	—	—	2,309	37,619
Total costs and expenses	35,310	1,286,784	94,729	(4,115)	1,412,708
Lennar Homebuilding equity in earnings from unconsolidated entities	—	10,167	291	—	10,458
Lennar Homebuilding other income, net	297	4,140	—	(288)	4,149
Other interest expense	(1,452)	(22,230)	—	1,452	(22,230)
Rialto Investments equity in earnings from unconsolidated entities	—	—	5,199	—	5,199
Rialto Investments other income, net	—	—	1,837	—	1,837
Lennar Multifamily equity in loss from unconsolidated entities	—	(113)	—	—	(113)
Earnings (loss) before income taxes	(36,465)	198,158	27,666	—	189,359
Benefit (provision) for income taxes	12,845	(69,949)	(10,101)	—	(67,205)
Equity in earnings from subsidiaries	144,282	15,640	—	(159,922)	—
Net earnings (including net earnings attributable to noncontrolling interests)	120,662	143,849	17,565	(159,922)	122,154
Less: Net earnings attributable to noncontrolling interests	—	—	1,492	—	1,492
Net earnings attributable to Lennar	$120,662	143,849	16,073	(159,922)	120,662

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	4,696,941	—	—	4,696,941
Lennar Financial Services	—	115,343	217,358	(16,354)	316,347
Rialto Investments	—	—	142,196	—	142,196
Lennar Multifamily	—	40,390	—	—	40,390
Total revenues	—	4,852,674	359,554	(16,354)	5,195,874
Cost and expenses:
Lennar Homebuilding	—	4,019,091	355	(4,129)	4,015,317
Lennar Financial Services	—	112,670	165,669	(11,894)	266,445
Rialto Investments	—	—	174,824	—	174,824
Lennar Multifamily	—	59,957	1	—	59,958
Corporate general and administrative	115,705	—	—	3,796	119,501
Total costs and expenses	115,705	4,191,718	340,849	(12,227)	4,636,045
Lennar Homebuilding equity in earnings from unconsolidated entities	—	41	3,263	—	3,304
Lennar Homebuilding other income, net	251	5,059	—	(222)	5,088
Other interest expense	(4,349)	(31,359)	—	4,349	(31,359)
Rialto Investments equity in earnings from unconsolidated entities	—	—	43,266	—	43,266
Rialto Investments other expense, net	—	—	(2,976)	—	(2,976)
Lennar Multifamily equity in earnings from unconsolidated entities	—	14,689	—	—	14,689
Earnings (loss) before income taxes	(119,803)	649,386	62,258	—	591,841
Benefit (provision) for income taxes	42,422	(229,164)	(29,077)	—	(215,819)
Equity in earnings from subsidiaries	470,974	28,944	—	(499,918)	—
Net earnings (including net loss attributable to noncontrolling interests)	393,593	449,166	33,181	(499,918)	376,022
Less: Net loss attributable to noncontrolling interests	—	—	(17,571)	—	(17,571)
Net earnings attributable to Lennar	$393,593	449,166	50,752	(499,918)	393,593

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,565,249	34,665	—	3,599,914
Lennar Financial Services	—	123,990	219,347	(15,723)	327,614
Rialto Investments	—	—	79,114	—	79,114
Lennar Multifamily	—	13,249	—	—	13,249
Total revenues	—	3,702,488	333,126	(15,723)	4,019,891
Cost and expenses:
Lennar Homebuilding	—	3,090,400	35,659	(1,240)	3,124,819
Lennar Financial Services	—	118,546	154,948	(14,646)	258,848
Rialto Investments	—	—	95,287	(1,044)	94,243
Lennar Multifamily	—	23,547	—	—	23,547
Corporate general and administrative	97,902	—	—	4,840	102,742
Total costs and expenses	97,902	3,232,493	285,894	(12,090)	3,604,199
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,413	672	—	23,085
Lennar Homebuilding other income, net	721	13,993	—	(693)	14,021
Other interest expense	(4,326)	(73,370)	—	4,326	(73,370)
Rialto Investments equity in earnings from unconsolidated entities	—	—	15,877	—	15,877
Rialto Investments other income, net	—	—	9,810	—	9,810
Lennar Multifamily equity in loss from unconsolidated entities	—	(146)	—	—	(146)
Earnings (loss) before income taxes	(101,507)	432,885	73,591	—	404,969
Benefit (provision) for income taxes	38,238	(95,151)	(26,146)	—	(83,059)
Equity in earnings from subsidiaries	378,859	36,442	—	(415,301)	—
Net earnings (including net earnings attributable to noncontrolling interests)	315,590	374,176	47,445	(415,301)	321,910
Less: Net earnings attributable to noncontrolling interests	—	—	6,320	—	6,320
Net earnings attributable to Lennar	$315,590	374,176	41,125	(415,301)	315,590

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$393,593	449,166	33,181	(499,918)	376,022
Distributions of earnings from guarantor and non-guarantor subsidiaries	470,974	28,944	—	(499,918)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(398,881)	(1,218,539)	(157,021)	499,918	(1,274,523)
Net cash provided by (used in) operating activities	465,686	(740,429)	(123,840)	(499,918)	(898,501)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	7,179	2,219	—	9,398
Distributions of capital from Rialto Investments unconsolidated entities, net of investments in and contributions to	—	—	13,060	—	13,060
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	26,493	—	—	26,493
Receipts of principal payments on Rialto Investments loans receivable	—	—	20,827	—	20,827
Proceeds from sales of Rialto Investments real estate owned	—	—	168,946	—	168,946
Other	(1,644)	39,555	(34,180)	—	3,731
Distributions of capital from guarantor and non-guarantor subsidiaries	210,000	—	—	(210,000)	—
Intercompany	(1,411,095)	—	—	1,411,095	—
Net cash provided by (used in) investing activities	(1,202,739)	73,227	170,872	1,201,095	242,455
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	70,000	—	—	—	70,000
Net borrowings under Lennar Financial Services debt	—	—	141,954	—	141,954
Net repayments under Rialto investments warehouse repurchase facilities	—	—	(4,596)	—	(4,596)
Net proceeds from senior notes and structured notes	495,725	—	175,405	—	671,130
Principal payments on Rialto Investments notes payable	—	—	(26,512)	—	(26,512)
Net payments on other borrowings	—	(198,423)	(9,813)	—	(208,236)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(103,038)	—	(103,038)
Excess tax benefits from share-based awards	3,007	—	—	—	3,007
Common stock:
Issuances	13,603	—	—	—	13,603
Repurchases	(12,153)	—	—	—	(12,153)
Dividends	(24,565)	(449,166)	(260,752)	709,918	(24,565)
Intercompany	—	1,349,480	61,615	(1,411,095)	—
Net cash provided by financing activities	545,617	700,351	(25,737)	(701,177)	519,054
Net (decrease) increase in cash and cash equivalents	(191,436)	33,149	21,295	—	(136,992)
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$355,665	185,902	291,946	—	833,513

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$315,590	374,176	47,445	(415,301)	321,910
Distributions of earnings from guarantor and non-guarantor subsidiaries	378,859	36,442	—	(415,301)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(383,487)	(1,385,923)	14,460	415,301	(1,339,649)
Net cash provided by (used in) operating activities	310,962	(975,305)	61,905	(415,301)	(1,017,739)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net	—	93,671	914	—	94,585
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(1,646)	—	(1,646)
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	73	—	—	73
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	145,781	—	145,781
Receipts of principal payments on Rialto Investments loans receivable	—	—	49,560	—	49,560
Proceeds from sales of Rialto Investments real estate owned	—	—	182,220	—	182,220
Other	—	(27,023)	(9,506)	—	(36,529)
Intercompany	(1,537,867)	—	—	1,537,867	—
Net cash provided by (used in) investing activities	(1,537,867)	66,721	367,323	1,537,867	434,044
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	100,000	—	—	—	100,000
Net repayments under Lennar Financial Services debt	—	—	(167,710)	—	(167,710)
Borrowings under Rialto Investments warehouse repurchase facility	—	—	133,103	—	133,103
Net proceeds from senior notes	494,811	—	—	—	494,811
Redemption of senior notes	(63,001)	—	—	—	(63,001)
Principal repayments on Rialto Investments notes payable	—	—	(360,956)	—	(360,956)
Net repayments on other borrowings	—	(74,472)	(36,210)	—	(110,682)
Exercise of land option contracts from an unconsolidated land investment venture	—	(27,329)	—	—	(27,329)
Net payments related to noncontrolling interests	—	—	(174,274)	—	(174,274)
Excess tax benefit from share-based awards	10,148	—	—	—	10,148
Common stock:
Issuances	33,945	—	—	—	33,945
Repurchases	(191)	—	—	—	(191)
Dividends	(23,142)	(374,176)	(41,125)	415,301	(23,142)
Intercompany	—	1,347,185	190,682	(1,537,867)	—
Net cash provided by (used in) financing activities	552,570	871,208	(456,490)	(1,122,566)	(155,278)
Net decrease in cash and cash equivalents	(674,335)	(37,376)	(27,262)	—	(738,973)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$279,143	154,997	137,630	—	571,770

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the Company is well positioned to be able to continue to perform well in current market conditions; our belief that the recovery is continuing its progression at a slow and steady pace, and that it is supported on the downside by the significant production deficit that has been built over the past seven years; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions; our belief that we will achieve another year of strong profits in fiscal 2014; our expectation that the main driver of our earnings will continue to be our homebuilding and Financial Services operations; our belief that the recovery will continue to benefit the rental market; our expectation regarding the pipeline of future projects in the Multifamily segment; our expectation that our ancillary businesses will enhance shareholder value; our intent to settle the fair value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding our variability in our quarterly results; our belief that Rialto Mortgage Finance ("RMF") will be a significant contributor to our Rialto’s revenues in the near future; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Some of the most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include but are not limited to the following: a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; unfavorable or unanticipated outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur non-recurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our consolidated financial statements for a particular reporting period; decreased demand for our Multifamily rental properties; our ability to acquire land and pursue real estate opportunities at anticipated prices; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Multifamily businesses; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.
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

Outlook
Our third quarter results demonstrate that our Company is well positioned to be able to continue to perform well in current market conditions due to a carefully crafted and balanced operating strategy. The homebuilding recovery has continued its progression at a slow and steady pace, moving upward in a fairly narrow channel. The recovery has been supported on the downside by the significant production deficit that has resulted from the extremely low volumes of dwellings, both single family and multifamily, that has been built over the past seven years. At the same time the recovery has been, and likely will continue to be, constrained by a limited supply of available homes on the market, limited supply of land available to add to the supply of homes and constrained demand from purchasers who would like to buy but are unable to access the mortgage market. We believe the recovery will also continue to benefit the rental market as first time home purchasers find limited access to the for sale market as a result of high down payments and strict underwriting standards. The market continued to move slowly and steadily forward, driving volume upward as evidenced by our increase in new orders of 23% and still driving price upward, though at a somewhat slower pace, as evidenced by the increase in the average sales price of our deliveries of 14%.
Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from our excellent land positions, carefully balancing pricing power, sales incentives, brokerage commissions and advertising expenses to maximize our results. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as these ancillary businesses continue to mature and expand their franchises providing longer-term opportunities that we expect will enhance shareholder value. Overall, we are on track to achieve another year of strong profits in fiscal 2014.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $177.8 million, or $0.78 per diluted share ($0.87 per basic share), in the third quarter of 2014, compared to net earnings attributable to Lennar of $120.7 million, or $0.54 per diluted share ($0.62 per basic share), in the third quarter of 2013. Our net earnings attributable to Lennar were $393.6 million, or $1.73 per diluted share ($1.92 per basic share), in the nine months ended August 31, 2014, compared to net earnings attributable to Lennar of $315.6 million, or $1.42 per diluted share ($1.64 per basic share), in the nine months ended August 31, 2013, which included a partial reversal of the state deferred tax asset valuation allowance of $67.1 million, or $0.30 per diluted share.

Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Lennar Homebuilding revenues:
Sales of homes	$1,811,422	1,447,626	4,557,019	3,558,974
Sales of land	19,349	14,000	139,922	40,940
Total Lennar Homebuilding revenues	1,830,771	1,461,626	4,696,941	3,599,914
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,355,260	1,086,680	3,405,189	2,705,747
Costs of land sold	15,011	10,691	113,869	31,955
Selling, general and administrative	188,048	148,267	496,259	387,117
Total Lennar Homebuilding costs and expenses	1,558,319	1,245,638	4,015,317	3,124,819
Lennar Homebuilding operating margins	272,452	215,988	681,624	475,095
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(2,080)	10,458	3,304	23,085
Lennar Homebuilding other income (expense), net	(63)	4,149	5,088	14,021
Other interest expense	(8,381)	(22,230)	(31,359)	(73,370)
Lennar Homebuilding operating earnings	261,928	208,365	658,657	438,831
Lennar Financial Services revenues	128,379	112,638	316,347	327,614
Lennar Financial Services costs and expenses	101,235	89,146	266,445	258,848
Lennar Financial Services operating earnings	27,144	23,492	49,902	68,766
Rialto Investments revenues	40,848	27,808	142,196	79,114
Rialto Investments costs and expenses	47,644	34,167	174,824	94,243
Rialto Investments equity in earnings from unconsolidated entities	19,973	5,199	43,266	15,877
Rialto Investments other income (expense), net	(5,342)	1,837	(2,976)	9,810
Rialto Investments operating earnings	7,835	677	7,662	10,558
Lennar Multifamily revenues	14,036	695	40,390	13,249
Lennar Multifamily costs and expenses	20,482	6,138	59,958	23,547
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,946	(113)	14,689	(146)
Lennar Multifamily operating earnings (loss)	8,500	(5,556)	(4,879)	(10,444)
Total operating earnings	305,407	226,978	711,342	507,711
Corporate general and administrative expenses	(43,072)	(37,619)	(119,501)	(102,742)
Earnings before income taxes	$262,335	189,359	591,841	404,969
Three Months Ended August 31, 2014 versus Three Months Ended August 31, 2013
Revenues from home sales increased 25% in the third quarter of 2014 to $1.8 billion from $1.4 billion in the third quarter of 2013. Revenues were higher primarily due to a 10% increase in the number of home deliveries, excluding unconsolidated entities, and a 14% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 5,450 homes in the third quarter of 2014 from 4,972 homes in the third quarter of 2013. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $332,000 in the third quarter of 2014 from $291,000 in the third quarter of 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $20,400 per home delivered in the third quarter of 2014, or 5.8% as a percentage of home sales revenue, compared to $18,700 per home delivered in the third quarter of 2013, or 6.0% as a percentage of home sales revenue, and $20,300 per home delivered in the second quarter of 2014, or 5.9% as a percentage of home sales revenue.
Gross margins on home sales were $456.2 million, or 25.2%, in the third quarter of 2014, compared to $360.9 million, or 24.9%, in the third quarter of 2013. Gross margin percentage on home sales improved compared to the third quarter of 2013, primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, partially offset by an increase in materials, labor and land costs. Gross profits on land sales totaled $4.3 million in the third quarter of 2014, compared to $3.3 million in the third quarter of 2013.

Selling, general and administrative expenses were $188.0 million in the third quarter of 2014, compared to $148.3 million in the third quarter of 2013. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 10.4% in the third quarter of 2014, from 10.2% in the third quarter of 2013 due to higher broker commissions as well as an increase in the number of active communities.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($2.1) million in the third quarter of 2014, compared to $10.5 million in the third quarter of 2013. In the third quarter of 2014, Lennar Homebuilding equity in loss from unconsolidated entities related to our share of operating losses of Lennar Homebuilding unconsolidated entities. In the third quarter of 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $8.6 million primarily related to sales of approximately 200 homesites to third parties by one unconsolidated entity for approximately $78 million, resulting in a gross profit of approximately $32 million.
Lennar Homebuilding other income (expense), net, totaled ($0.1) million in the third quarter of 2014, compared to $4.1 million in the third quarter of 2013.
Lennar Homebuilding interest expense was $51.4 million in the third quarter of 2014 ($42.6 million was included in costs of homes sold, $0.4 million in costs of land sold and $8.4 million in other interest expense), compared to $54.3 million in the third quarter of 2013 ($31.6 million was included in costs of homes sold, $0.5 million in costs of land sold and $22.2 million in other interest expense). Interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and home deliveries.
Operating earnings for our Lennar Financial Services segment were $27.1 million in the third quarter of 2014, compared to $23.5 million in the third quarter of 2013. The increase in profitability was primarily due to higher origination volume in the segment's mortgage operations and higher profit per transaction in the segment's title operations.
Operating earnings for our Rialto Investments ("Rialto") segment were $12.4 million in the third quarter of 2014 (which included $7.8 million of operating earnings and an add back of $4.5 million of net loss attributable to noncontrolling interests), compared to operating earnings of $1.5 million (which included $0.7 million of operating earnings and an add back of $0.8 million of net loss attributable to noncontrolling interests) in the third quarter of 2013.
Rialto's revenues were $40.8 million in the third quarter of 2014, which consisted primarily of securitization revenue and interest income from Rialto Mortgage Finance ("RMF"), which primarily accounted for the increase in revenues in the third quarter of 2014, fees for managing and servicing assets and interest income associated with the Rialto segment's portfolio of real estate loans. This compared to revenues of $27.8 million in the third quarter of 2013, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets.
Rialto's expenses were $47.6 million in the third quarter of 2014, which consisted primarily of costs related to its portfolio operations, RMF securitization expenses, loan impairments of $4.2 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), interest expense and other general and administrative expenses. This compared to expenses of $34.2 million in the third quarter of 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $3.5 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses. Expenses increased primarily due to increases in securitization expenses and general and administrative expenses related to RMF and interest expense related to Rialto's issuance of senior notes in the fourth quarter of 2013.
Rialto Investments equity in earnings from unconsolidated entities was $20.0 million and $5.2 million in the third quarter of 2014 and 2013, respectively, primarily related to our share of earnings from the Rialto real estate funds. The higher equity in earnings was related to increases in fair value and recognition of gains related to certain assets in the Rialto real estate funds.
In the third quarter of 2014, Rialto Investments other expense, net, was $5.3 million, which consisted primarily of $7.0 million of impairments on real estate owned (“REO”) and expenses related to owning and maintaining REO, partially offset by net realized gains on the sale of REO of $4.1 million and rental and other income. In the third quarter of 2013, Rialto Investments other income, net, was $1.8 million, which consisted primarily of net realized gains on the sale of REO of $9.7 million and rental income, partially offset by $5.3 million of impairments on REO and expenses related to owning and maintaining REO.
Operating earnings (loss) for our Lennar Multifamily segment were $8.5 million in the third quarter of 2014, compared to ($5.6) million in the third quarter of 2013. In the third quarter of 2014, operating earnings primarily related to the segment's share of gains totaling $14.7 million as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income, partially offset by general and administrative expenses. In the third quarter of 2013, operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by management fee income.

Corporate general and administrative expenses were $43.1 million, or 2.1% as a percentage of total revenues, in the third quarter of 2014, compared to $37.6 million, or 2.3% as a percentage of total revenues, in the third quarter of 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($4.3) million and $1.5 million in the third quarter of 2014 and 2013, respectively. Net loss attributable to noncontrolling interests during the third quarter of 2014 was primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the third quarter of 2013 were primarily related to our homebuilding operations, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans.
In the third quarter of 2014 and 2013, we had a tax provision of $88.9 million and $67.2 million, respectively, primarily related to the pre-tax earnings of the periods. Our overall effective income tax rates were 33.34% and 35.77% in the third quarter of 2014 and 2013, respectively.
Nine Months Ended August 31, 2014 versus Nine Months Ended August 31, 2013
Revenues from home sales increased 28% in the nine months ended August 31, 2014 to $4.6 billion from $3.6 billion in 2013. Revenues were higher primarily due to an 11% increase in the number of home deliveries, excluding unconsolidated entities, and a 15% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 14,023 homes in the nine months ended August 31, 2014 from 12,595 homes in the nine months ended August 31, 2013. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The increase in the number of home deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $325,000 in the nine months ended August 31, 2014 from $283,000 in the nine months ended August 31, 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $20,600 per home delivered in the nine months ended August 31, 2014, or 6.0% as a percentage of home sales revenue, compared to $20,400 per home delivered in the nine months ended August 31, 2013, or 6.7% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $1,151.8 million, or 25.3%, in the nine months ended August 31, 2014, compared to $853.2 million, or 24.0%, in the nine months ended August 31, 2013. Gross margin percentage on home sales improved compared to the nine months ended August 31, 2013, primarily due to an increase in the average sales price of homes delivered, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and $15.1 million of insurance recoveries and other nonrecurring items, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $26.1 million in the nine months ended August 31, 2014, compared to $9.0 million in the nine months ended August 31, 2013. Gross profits on land sales in the nine months ended August 31, 2014 included two land sale transactions related to land that was not under development at that time that generated $65.4 million of revenues and $8.0 million of gross profits.
Selling, general and administrative expenses were $496.3 million in the nine months ended August 31, 2014, compared to $387.1 million in the nine months ended August 31, 2013. As a percentage of revenues from home sales, selling, general and administrative expenses were 10.9% in both the nine months ended August 31, 2014 and 2013.
Lennar Homebuilding equity in earnings from unconsolidated entities was $3.3 million in the nine months ended August 31, 2014, compared to $23.1 million in the nine months ended August 31, 2013. In the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $4.7 million primarily related to a third-party land sale, partially offset by our share of operating losses of Lennar Homebuilding unconsolidated entities. In the nine months ended August 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $21.6 million primarily related to sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $85 million.
Lennar Homebuilding other income, net, totaled $5.1 million in the nine months ended August 31, 2014, compared to $14.0 million in the nine months ended August 31, 2013.
Lennar Homebuilding interest expense was $141.6 million in the nine months ended August 31, 2014 ($107.6 million was included in costs of homes sold, $2.6 million in costs of land sold and $31.4 million in other interest expense), compared to $155.4 million in the nine months ended August 31, 2013 ($80.0 million was included in costs of homes sold, $2.1 million in costs of land sold and $73.4 million in other interest expense). Interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and home deliveries.

Operating earnings for our Lennar Financial Services segment were $49.9 million in the nine months ended August 31, 2014, compared to $68.8 million in the nine months ended August 31, 2013. The decrease in profitability was primarily due to a more competitive environment as a result of a significant decrease in refinance transactions, which led to a decrease in volume in the segment's title operations and lower profit per transaction in the segment's mortgage operations.
Operating earnings for our Rialto segment were $28.3 million in the nine months ended August 31, 2014 (which included $7.7 million of operating earnings and an add back of $20.7 million of net loss attributable to noncontrolling interests), compared to operating earnings of $6.0 million (which included $10.6 million of operating earnings, partially offset by $4.6 million of net earnings attributable to noncontrolling interests) in the nine months ended August 31, 2013.
Rialto's revenues were $142.2 million in the nine months ended August 31, 2014, which consisted primarily of securitization revenue and interest income from RMF, fees for managing and servicing assets and interest income associated with the Rialto segment's portfolio of real estate loans. This compared to revenues of $79.1 million in the nine months ended August 31, 2013, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets. Revenues increased primarily due to RMF and an increase in fees for managing and servicing assets.
Rialto's expenses were $174.8 million in the nine months ended August 31, 2014, which consisted primarily of loan impairments of $44.7 million, net of recoveries, primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), costs related to its portfolio operations, RMF securitization expenses, interest expense and other general and administrative expenses. This compared to expenses of $94.2 million in the nine months ended August 31, 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $14.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses. Expenses increased primarily due to an increase in loan impairments due to changes in the estimated cash flows expected to be collected on the segment's loan portfolios, increases in securitization expenses and general and administrative expenses related to RMF and interest expense related to Rialto's issuance of senior notes in the fourth quarter of 2013.
Rialto Investments equity in earnings from unconsolidated entities was $43.3 million and $15.9 million in the nine months ended August 31, 2014 and 2013, respectively, primarily related to our share of earnings from the Rialto real estate funds. The higher equity in earnings was related to increases in fair value and recognition of gains related to certain assets in the Rialto real estate funds.
Rialto Investments other expense, net, was $3.0 million in the nine months ended August 31, 2014, which consisted primarily of expenses related to owning and maintaining REO, $10.5 million of impairments on REO and other expenses, partially offset by net realized gains on the sale of REO of $27.8 million and rental and other income. In the nine months ended August 31, 2013, Rialto Investments other income, net, was $9.8 million, which consisted primarily of net realized gains on the sale of REO of $36.9 million and rental income, partially offset by expenses related to owning and maintaining REO and $9.9 million of impairments on REO.
Operating loss for our Lennar Multifamily segment was $4.9 million in the nine months ended August 31, 2014, compared to $10.4 million in the nine months ended August 31, 2013. For the nine months ended August 31, 2014, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by the segment's share of gains totaling $14.7 million as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income. For the nine months ended August 31, 2013, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by management fee income.
Corporate general and administrative expenses were $119.5 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2014, compared to $102.7 million, or 2.6% as a percentage of total revenues, in the nine months ended August 31, 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($17.6) million and $6.3 million in the nine months ended August 31, 2014 and 2013, respectively. Net loss attributable to noncontrolling interests in the nine months ended August 31, 2014 was primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests in the nine months ended August 31, 2013 were primarily related to our homebuilding operations and the FDIC's interest in the portfolio of real estate loans.
In the nine months ended August 31, 2014, we had a $215.8 million provision for income taxes related to pre-tax earnings of the period, compared to an $83.1 million net tax provision in the nine months ended August 31, 2013, which included a $150.2 million tax provision related to pre-tax earnings of the period, partially offset by the reversal of $67.1 million of our valuation allowance. Our overall effective income tax rates were 35.41% and 20.84% in the nine months ended August 31, 2014 and 2013, respectively. The difference in effective tax rates was primarily due to the valuation allowance reversal recorded in the nine months ended August 31, 2013.

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
At August 31, 2014, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Homebuilding revenues:
East:
Sales of homes	$566,430	507,260	1,488,716	1,213,137
Sales of land	4,268	3,528	9,238	8,372
Total East	570,698	510,788	1,497,954	1,221,509
Central:
Sales of homes	265,310	204,571	638,563	533,204
Sales of land	974	952	25,423	3,125
Total Central	266,284	205,523	663,986	536,329
West:
Sales of homes	448,067	303,952	1,161,350	747,102
Sales of land	1	—	25,087	490
Total West	448,068	303,952	1,186,437	747,592
Southeast Florida:
Sales of homes	161,755	119,849	392,830	315,583
Sales of land	5,322	—	5,903	—
Total Southeast Florida	167,077	119,849	398,733	315,583
Houston:
Sales of homes	181,274	183,442	469,544	418,248
Sales of land	8,383	9,520	29,399	28,626
Total Houston	189,657	192,962	498,943	446,874
Other:
Sales of homes	188,586	128,552	406,016	331,700
Sales of land	401	—	44,872	327
Total Other	188,987	128,552	450,888	332,027
Total homebuilding revenues	$1,830,771	1,461,626	4,696,941	3,599,914

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Operating earnings:
East:
Sales of homes	$84,746	82,990	222,776	173,683
Sales of land	631	410	1,422	742
Equity in earnings from unconsolidated entities	140	406	1,237	682
Other income (expense), net	1,334	766	3,501	(4,434)
Other interest expense	(3,448)	(6,049)	(9,629)	(19,902)
Total East	83,403	78,523	219,307	150,771
Central:
Sales of homes (1)	26,019	15,054	58,961	48,666
Sales of land	348	202	7,112	626
Equity in earnings (loss) from unconsolidated entities	10	(155)	48	(248)
Other expense, net (2)	(3,685)	(974)	(5,273)	(1,422)
Other interest expense	(1,161)	(3,025)	(4,583)	(9,727)
Total Central	21,531	11,102	56,265	37,895
West:
Sales of homes	72,226	52,539	184,015	105,032
Sales of land (3)	(1,970)	(23)	4,823	(97)
Equity in earnings (loss) from unconsolidated entities (4)	(2,150)	9,760	2,652	23,143
Other income, net	2,015	3,534	4,962	13,531
Other interest expense	(2,234)	(7,557)	(10,129)	(25,055)
Total West	67,887	58,253	186,323	116,554
Southeast Florida:
Sales of homes	37,962	25,602	85,797	63,279
Sales of land	3,652	—	3,967	—
Equity in earnings (loss) from unconsolidated entities	(109)	492	(473)	42
Other income (expense), net (5)	(410)	1,160	978	6,749
Other interest expense	(516)	(1,887)	(2,384)	(6,531)
Total Southeast Florida	40,579	25,367	87,885	63,539
Houston:
Sales of homes (6)	26,137	26,501	67,520	48,539
Sales of land	2,092	2,717	8,151	7,622
Equity in earnings (loss) from unconsolidated entities	12	(6)	23	(16)
Other expense, net	(166)	(186)	(232)	(99)
Other interest expense	(335)	(1,133)	(1,366)	(3,621)
Total Houston	27,740	27,893	74,096	52,425
Other:
Sales of homes	21,024	9,993	36,502	26,911
Sales of land	(415)	3	578	92
Equity in earnings (loss) from unconsolidated entities	17	(39)	(183)	(518)
Other income (expense), net	849	(151)	1,152	(304)
Other interest expense	(687)	(2,579)	(3,268)	(8,534)
Total Other	20,788	7,227	34,781	17,647
Total homebuilding operating earnings	$261,928	208,365	658,657	438,831

(1)	Sales of homes included $6.4 million of insurance recoveries and other nonrecurring items for the nine months ended August 31, 2014.

(2)	Other expense, net for both the three and nine months ended August 31, 2014 included $2.0 million in write-offs of other receivables.

(3)
Sales of land for both the three and nine months ended August 31, 2014 included $2.0 million in write-offs of option deposits and pre-acquisition costs. In addition, sales of land for the nine months ended August 31, 2014 included $0.9 million of valuation adjustments to land the Company intends to sell or has sold to third parties.

(4)
Lennar Homebuilding equity in earnings for the nine months ended August 31, 2014 included our share of operating earnings of $4.7 million primarily related to third-party land sales by one unconsolidated entity. Lennar Homebuilding equity in earnings for the three months ended August 31, 2013 included our share of operating earnings of $8.6 million primarily related to the sales of approximately 200 homesites to third parties by one unconsolidated entity for approximately $78 million, resulting in a gross profit of approximately $32 million. Lennar Homebuilding equity in earnings for the nine months ended August 31, 2013 included our share of operating earnings of $21.6 million primarily related to sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $85 million. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.

(5)	Other income (expense), net for both the three and nine months ended August 31, 2014 included $1.0 million of valuation adjustments to other assets.

(6)	Sales of homes included a $5.5 million insurance recovery for the nine months ended August 31, 2014.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	1,962	1,949	$567,359	509,673	$289,000	262,000
Central	899	785	265,310	204,571	295,000	261,000
West	1,050	854	451,748	312,535	430,000	366,000
Southeast Florida	499	400	161,755	119,849	324,000	300,000
Houston	676	675	181,273	183,441	268,000	272,000
Other	371	327	188,586	128,553	508,000	393,000
Total	5,457	4,990	$1,816,031	1,458,622	$333,000	292,000
Of the total homes delivered listed above, 7 homes with a dollar value of $4.6 million and an average sales price of $658,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2014, compared to 18 home deliveries with a dollar value of $11.0 million and an average sales price of $611,000 for the three months ended August 31, 2013.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	5,215	4,692	$1,493,323	1,218,246	$286,000	260,000
Central	2,252	2,062	638,563	533,204	284,000	259,000
West	2,767	2,302	1,175,175	771,224	425,000	335,000
Southeast Florida	1,171	1,118	392,830	315,583	335,000	282,000
Houston	1,714	1,596	469,544	418,248	274,000	262,000
Other	934	870	406,016	331,701	435,000	381,000
Total	14,053	12,640	$4,575,451	3,588,206	$326,000	284,000
Of the total homes delivered listed above, 30 homes with a dollar value of $18.4 million and an average sales price of $614,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2014, compared to 45 home deliveries with a dollar value of $29.2 million and an average sales price of $650,000 for the nine months ended August 31, 2013.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	$40,781	40,622	$20,800	20,900	6.7%	7.4%
Central	20,317	13,938	22,600	17,800	7.1%	6.4%
West	14,619	5,488	14,000	6,500	3.2%	1.8%
Southeast Florida	12,628	10,849	25,300	27,100	7.2%	8.3%
Houston	15,717	18,063	23,200	26,800	8.0%	9.0%
Other	6,969	3,852	18,800	11,800	3.6%	2.9%
Total	$111,031	92,812	$20,400	18,700	5.8%	6.0%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	$112,475	112,057	$21,600	24,000	7.0%	8.5%
Central	50,021	36,227	22,200	17,600	7.3%	6.4%
West	36,815	19,080	13,400	8,400	3.1%	2.5%
Southeast Florida	30,748	30,849	26,300	27,600	7.3%	8.9%
Houston	41,722	46,113	24,300	28,900	8.2%	9.9%
Other	16,620	12,400	17,800	14,300	3.9%	3.6%
Total	$288,401	256,726	$20,600	20,400	6.0%	6.7%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	2,090	1,831	$598,856	507,676	$287,000	277,000
Central	936	643	276,976	177,821	296,000	277,000
West	1,250	958	542,575	373,456	434,000	390,000
Southeast Florida	591	462	206,287	152,478	349,000	330,000
Houston	689	600	183,932	162,080	267,000	270,000
Other	333	291	133,844	142,169	402,000	489,000
Total	5,889	4,785	$1,942,470	1,515,680	$330,000	317,000
Of the total new orders listed above, 39 homes with a dollar value of $23.9 million and an average sales price of $614,000 represent new orders from unconsolidated entities for the three months ended August 31, 2014, compared to 13 new orders with a dollar value of $8.4 million and an average sales price of $645,000 for the three months ended August 31, 2013.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	5,918	5,768	$1,698,884	1,570,959	$287,000	272,000
Central	2,747	2,160	800,172	583,779	291,000	270,000
West	3,396	2,445	1,479,886	892,118	436,000	365,000
Southeast Florida	1,480	1,426	495,391	440,786	335,000	309,000
Houston	2,002	1,833	546,838	489,408	273,000	267,000
Other	994	913	406,252	369,729	409,000	405,000
Total	16,537	14,545	$5,427,423	4,346,779	$328,000	299,000
Of the total new orders listed above, 63 homes with a dollar value of $38.9 million and an average sales price of $618,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2014, compared to 45 new orders with a dollar value of $29.7 million and an average sales price of $659,000 for the nine months ended August 31, 2013.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2014 and 2013.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	2,671	2,452	$808,348	721,575	$303,000	294,000
Central	1,139	751	358,771	218,780	315,000	291,000
West	1,245	851	562,474	324,078	452,000	381,000
Southeast Florida	916	777	318,641	266,546	348,000	343,000
Houston	957	753	258,577	206,475	270,000	274,000
Other	362	374	169,861	181,365	469,000	485,000
Total	7,290	5,958	$2,476,672	1,918,819	$340,000	322,000
Of the total homes in backlog listed above, 37 homes with a backlog dollar value of $23.0 million and an average sales price of $622,000 represent the backlog from unconsolidated entities at August 31, 2014, compared with 5 homes with a backlog dollar value of $4.0 million and an average sales price of $793,000 at August 31, 2013.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three and nine months ended August 31, 2014 were within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
East	15%	18%	15%	15%
Central	20%	22%	18%	18%
West	14%	15%	13%	14%
Southeast Florida	12%	10%	11%	12%
Houston	25%	23%	23%	21%
Other	14%	15%	12%	12%
Total	17%	18%	16%	16%

Active Communities:

	August 31,
	2014	2013
East	226	202
Central	118	74
West	106	80
Southeast Florida	35	33
Houston	75	74
Other	43	51
Total	603	514
Of the total active communities listed above, 3 and 2 communities represent active communities being developed by unconsolidated entities as of August 31, 2014 and 2013, respectively.
Deliveries from New Higher Margin Communities (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	1,356	1,337	$392,239	346,284	$289,000	259,000
Central	646	388	185,584	96,913	287,000	250,000
West	731	572	280,770	195,973	384,000	343,000
Southeast Florida	408	262	141,331	92,137	346,000	352,000
Houston	344	217	101,188	64,944	294,000	299,000
Other	296	273	119,783	100,178	405,000	367,000
Total	3,781	3,049	$1,220,895	896,429	$323,000	294,000

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2014	2013	2014	2013	2014	2013
East	3,762	3,209	$1,081,998	828,370	$288,000	258,000
Central	1,638	919	456,020	230,071	278,000	250,000
West	1,858	1,493	697,449	464,598	375,000	311,000
Southeast Florida	893	720	331,598	233,635	371,000	324,000
Houston	795	468	238,850	136,108	300,000	291,000
Other	784	679	308,189	243,555	393,000	359,000
Total	9,730	7,488	$3,114,104	2,136,337	$320,000	285,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and represent a subset of the home deliveries included in the preceding deliveries tables.

The following table details our gross margins on home sales for the three and nine months ended August 31, 2014 and 2013 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(In thousands)	2014		2013		2014		2013
East:
Sales of homes	$566,430		507,260		1,488,716		1,213,137
Costs of homes sold	415,630		372,004		1,095,052		904,197
Gross margins on home sales	150,800	26.6%	135,256	26.7%	393,664	26.4%	308,940	25.5%
Central:
Sales of homes	265,310		204,571		638,563		533,204
Costs of homes sold	210,542		167,974		503,212		431,150
Gross margins on home sales	54,768	20.6%	36,597	17.9%	135,351	21.2%	102,054	19.1%
West:
Sales of homes	448,067		303,952		1,161,350		747,102
Costs of homes sold	332,874		218,691		860,339		552,771
Gross margins on home sales	115,193	25.7%	85,261	28.1%	301,011	25.9%	194,331	26.0%
Southeast Florida:
Sales of homes	161,755		119,849		392,830		315,583
Costs of homes sold	110,824		84,156		272,544		225,064
Gross margins on home sales	50,931	31.5%	35,693	29.8%	120,286	30.6%	90,519	28.7%
Houston:
Sales of homes	181,274		183,442		469,544		418,248
Costs of homes sold	136,212		138,605		350,660		322,990
Gross margins on home sales	45,062	24.9%	44,837	24.4%	118,884	25.3%	95,258	22.8%
Other
Sales of homes	188,586		128,552		406,016		331,700
Costs of homes sold	149,178		105,250		323,382		269,575
Gross margins on home sales	39,408	20.9%	23,302	18.1%	82,634	20.4%	62,125	18.7%
Total gross margins on home sales	$456,162	25.2%	360,946	24.9%	1,151,830	25.3%	853,227	24.0%
Three Months Ended August 31, 2014 versus Three Months Ended August 31, 2013
Homebuilding East: Homebuilding revenues increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to an increase in the average sales price of homes delivered in all the states in the segment, except New Jersey and Georgia. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in average sales price in New Jersey and Georgia was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the three months ended August 31, 2014 were consistent with the same period last year despite a 10% increase in direct construction and land costs per home due to increases in labor, material and land costs. This was offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Homebuilding revenues increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of home delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended August 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities, partially offset by a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Homebuilding revenues increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended August 31, 2014 decreased compared to the same period last year primarily due to a 23% increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price of homes delivered and a greater percentage of deliveries from our new higher margin communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to an increase the number of home deliveries and in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased and a lower mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended August 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, a greater percentage of deliveries from our new higher margin communities and an 8% decrease in land costs per home, partially offset by a 3% increase in direct construction per home due to increases in labor and material costs.
Homebuilding Houston: Homebuilding revenues decreased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to a decrease in the average sales price of homes delivered in this segment. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to the timing of deliveries in certain of our communities. Gross margin percentage on home sales for the three months ended August 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities and an 8% decrease in land costs per home, partially offset by a 2% increase in direct construction per home due to increases in labor and material costs.
Homebuilding Other: Homebuilding revenues increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to an increase in the number of home deliveries in all the states in Homebuilding Other, except Washington and an increase in the average sales price of homes delivered in all the states in Homebuilding Other. The increase in the number of home deliveries was driven by higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Washington was primarily due to a decrease in active communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the three months ended August 31, 2014 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Nine Months Ended August 31, 2014 versus Nine Months Ended August 31, 2013
Homebuilding East: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in home deliveries in all the states in the segment, except New Jersey and an increase in the average sales price of homes in all the states of the segment. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in New Jersey was primarily due to the timing of deliveries from certain communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the nine months ended August 31, 2014 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by a 9% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in home deliveries and the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the nine months ended August 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities and $6.4 million of insurance recoveries and other nonrecurring items, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and a 12% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding West: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the nine months ended August 31, 2014 were consistent with the same period last year despite a 26% increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales. This was offset by an increase in the average sales price of homes delivered and a greater percentage of deliveries from our new higher margin communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in number of homes deliveries and in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by a lower mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the nine months ended August 31, 2014 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, a greater percentage of deliveries from our new higher margin communities, a 2% decrease in land costs per home and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by a 14% increase in direct construction per home due to increases in labor and material costs.
Homebuilding Houston: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on home sales for the nine months ended August 31, 2014 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, a greater percentage of deliveries from our new higher margin communities, a 7% decrease in land costs and a $5.5 million insurance recovery, partially offset by a 7% increase in direct construction per home due to increases in labor and material costs.
Homebuilding Other: Homebuilding revenues increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, primarily due to an increase in the number of home deliveries in Oregon and Tennessee, which is a new operation, partially offset by a decrease in the number of home deliveries in Washington. Homebuilding revenues also increased due to an increase in the average sales price of homes delivered in all the states of Homebuilding Other, except Oregon. The increase in the number of home deliveries in Oregon was primarily driven by higher demand as the number of home deliveries per active community increased. The decrease in the number of home deliveries in Washington was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered in all the states except Oregon was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. The decrease in the average sales price of homes delivered in Oregon was primarily driven by a change in product mix due to the timing of deliveries in certain of our communities. Gross margin percentage on home sales for the nine months ended August 31, 2014 increased compared to the same period last year primarily due to a greater percentage of deliveries from our new higher margin communities, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
At August 31, 2014 and 2013, we owned 135,788 homesites and 119,243 homesites, respectively, and had access to an additional 30,196 homesites and 27,585 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2013, we owned 125,643 homesites and had access to an additional 28,133 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2014, 4% of the homesites we owned were subject to home purchase contracts. At August 31, 2014 and 2013, our backlog of sales contracts was 7,290 homes or $2.5 billion and 5,958 homes or

$1.9 billion, respectively. The increase in backlog was primarily attributable to an increase in new orders in the nine months ended August 31, 2014, compared to the nine months ended August 31, 2013.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2014	2013	2014	2013
Revenues	$128,379	112,638	316,347	327,614
Costs and expenses	101,235	89,146	266,445	258,848
Operating earnings	$27,144	23,492	49,902	68,766
Dollar value of mortgages originated	$1,693,000	1,381,000	3,980,000	3,987,000
Number of mortgages originated	6,600	5,800	15,800	17,000
Mortgage capture rate of Lennar homebuyers	77%	77%	77%	78%
Number of title and closing service transactions	24,700	25,800	65,900	79,500
Number of title policies issued	65,900	50,300	159,000	142,100
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

•
Rialto Real Estate Fund II, LP ("Fund II") that was formed in 2013 with the objective to invest in distressed real estate assets and other related investments and that as of August 31, 2014 had equity commitments of $1.3 billion (including $100 million by us) and was closed to additional commitments; and

•
Rialto Mezzanine Partners Fund (the "Mezzanine Fund") that was formed in 2013 with a target of raising $300 million in capital (including $27 million committed by us) to invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets.

Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.

Rialto’s operating earnings were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$40,848	27,808	142,196	79,114
Costs and expenses (1)	47,644	34,167	174,824	94,243
Rialto Investments equity in earnings from unconsolidated entities	19,973	5,199	43,266	15,877
Rialto Investments other income (expense), net	(5,342)	1,837	(2,976)	9,810
Operating earnings (2)	$7,835	677	7,662	10,558

(1)
Costs and expenses for the three and nine months ended August 31, 2014 included loan impairments of $4.2 million and $44.7 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the three and nine months ended August 31, 2013 costs and expenses include loan impairments of $3.5 million and $14.1 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and nine months ended August 31, 2014 included net loss attributable to noncontrolling interests of $4.5 million and $20.7 million, respectively. Operating earnings for the three and nine months ended August 31, 2013 included net earnings (loss) attributable to noncontrolling interests of ($0.8) million and $4.6 million, respectively.

The following is a detail of Rialto Investments other income (expense), net:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Realized gains on REO sales, net	$4,106	9,651	27,849	36,857
Unrealized gains (losses) on transfer of loans receivable to REO and impairments, net	(7,165)	(2,373)	(17,816)	(8,683)
REO and other expenses	(13,027)	(10,267)	(43,977)	(33,171)
Rental and other income	10,744	4,826	30,968	14,807
Rialto Investments other income (expense), net	$(5,342)	1,837	(2,976)	9,810
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interest in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions will continue being shared 60%/40% with the FDIC. During the nine months ended August 31, 2014, $146.7 million was distributed by the LLCs. The FDIC was distributed $88.0 million and Rialto, the parent company, was distributed $57.6 million.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2014, these consolidated LLCs had total combined assets and liabilities of $551.2 million and $23.6 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans ("Bank Portfolios") and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of both August 31, 2014 and November 30, 2013, there was $90.9 million outstanding related to the 5-year senior unsecured note.
Rialto Mortgage Finance
During the nine months ended August 31, 2014, RMF originated loans with a total principal balance of $1.1 billion and sold $983.6 million of loans into five separate securitizations.

Investments
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$10,291	3,685	22,524	14,827
Rialto Real Estate Fund II, LP	7,084	1,366	9,524	912
Rialto Mezzanine Partners Fund	591	—	1,373	—
Other investments	2,007	148	9,845	138
Rialto Investments equity in earnings from unconsolidated entities	$19,973	5,199	43,266	15,877
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at August 31, 2014 and November 30, 2013 was $17.0 million and $16.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
Since 2012, we have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of August 31, 2014 and November 30, 2013, our balance sheet had $205.0 million and $147.1 million, respectively, of assets related to the Lennar Multifamily segment, which included investments in unconsolidated entities of $92.9 million and $46.3 million, respectively. Our net investment in the Lennar Multifamily segment as of August 31, 2014 and November 30, 2013 was $159.5 million and $105.6 million, respectively. Our Lennar Multifamily segment had 22 and 13 unconsolidated entities, as of August 31, 2014 and November 30, 2013, respectively. As of August 31, 2014, our Lennar Multifamily segment had interests in 19 communities with development costs of approximately $1.1 billion, of which 1 community was completed and operating, 2 communities were partially completed and leasing and 16 communities were under construction. Our Lennar Multifamily segment also had a pipeline of future projects totaling $3.9 billion in assets across a number of states that will be developed primarily by unconsolidated entities.

(2) Financial Condition and Capital Resources
At August 31, 2014, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $833.5 million, compared to $970.5 million at November 30, 2013 and $571.8 million at August 31, 2013.
We finance all of our activities including Homebuilding, financial services, Rialto, Multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2014 and 2013, cash used in operating activities totaled $898.5 million and $1,017.7 million, respectively. During the nine months ended August 31, 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, and an increase in Lennar Financial Services and Rialto Investments loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities.
During the nine months ended August 31, 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and an increase in Rialto Investments loans held-for-sale, partially offset by our net earnings, an increase in accounts payable and other liabilities and a decrease in Lennar Financial Services loans held-for-sale.

Investing Cash Flow Activities
During the nine months ended August 31, 2014 and 2013, cash provided by investing activities totaled $242.5 million and $434.0 million, respectively. During the nine months ended August 31, 2014, we received $168.9 million of proceeds from the sales of REO, $83.7 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $51.6 million of distributions of capital from Lennar Multifamily unconsolidated entities, $41.2 million of distributions of capital from Rialto Investments unconsolidated entities comprised of $17.5 million distributed by Fund I, $5.1 million distributed by Fund II, $9.0 million distributed by Mezzanine Fund and $9.6 million distributed by other investments, and $46.2 million of proceeds from the sales of Lennar Homebuilding investments available-for-sale. This was partially offset by $74.3 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $28.2 million of cash contributions to Rialto Investments unconsolidated entities comprised of $14.3 million contributed to the Mezzanine Fund and $13.9 million contributed to other investments, $25.1 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital and $21.3 million for purchases of Lennar Homebuilding investment available-for-sale.
During the nine months ended August 31, 2013, we received $182.2 million of proceeds from the sales of REO and $49.6 million of principal payments on Rialto Investments loans receivable. In addition, cash increased due to a $145.8 million decrease in Rialto Investments defeasance cash, $140.5 million of distributions of capital from Lennar Homebuilding unconsolidated entities primarily related to a distribution from a new unconsolidated joint venture, $14.5 million of distributions of capital from Lennar Multifamily unconsolidated entities and $39.8 million of distributions of capital from Rialto Investments unconsolidated entities, primarily related to Fund I. This was partially offset by $45.9 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $14.4 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital and $41.5 million of cash contributions to Fund II.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities that manages several large properties in California, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. However, at August 31, 2014, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the nine months ended August 31, 2014, our cash provided by financing activities of $519.1 million was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.50% senior notes due 2019 (the "4.50% Senior Notes"), proceeds related to the sale of $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), $73.8 million of proceeds related to the issuance of Rialto's 2.85% structured note offering (the "Structured Notes") and net borrowings under our unsecured revolving credit facility (the "Credit Facility") and under our Lennar Financial Services' 364-day warehouse repurchase facilities. The cash provided by financing activities was partially offset by principal payments on other borrowings and payments related to noncontrolling interests.
During the nine months ended August 31, 2013, our cash used in financing activities of $155.3 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities, principal payments on other borrowings, the redemption of our 5.95% senior notes due 2013 and payments related to buyouts of our partners' noncontrolling interests in two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 and the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022, net borrowings under our Credit Facility, borrowings under Rialto Investments' warehouse repurchase facility and proceeds from others borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2014	November 30, 2013	August 31, 2013
Lennar Homebuilding debt	$4,692,880	4,194,432	4,610,756
Stockholders’ equity	4,581,479	4,168,901	3,714,146
Total capital	$9,274,359	8,363,333	8,324,902
Lennar Homebuilding debt to total capital	50.6%	50.2%	55.4%
Lennar Homebuilding debt	$4,692,880	4,194,432	4,610,756
Less: Lennar Homebuilding cash and cash equivalents	542,241	695,424	433,548
Net Lennar Homebuilding debt	$4,150,639	3,499,008	4,177,208
Net Lennar Homebuilding debt to total capital (1)	47.5%	45.6%	52.9%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders' equity). We believe the ratio of net Lennar Homebuilding debt to total capital is a relevant and useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At August 31, 2014, Lennar Homebuilding debt to total capital was lower compared to August 31, 2013, primarily as as a result of an increase in stockholder’s equity primarily related to our net earnings and the conversion of our 2.00% convertible senior notes due 2020 from debt to equity, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
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
Our Lennar Homebuilding average debt outstanding was $4.7 billion with an average rate for interest incurred of 5.2% for the nine months ended August 31, 2014, compared to $4.4 billion with an average rate for interest incurred of 5.1% for the nine months ended August 31, 2013. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2014 was $206.4 million, compared to $193.7 million in the same period last year.
At August 31, 2014, we had a $1.5 billion Credit Facility, which includes a $263 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. In addition, we had $200 million of letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2014, the Company had $70 million of outstanding borrowings under the Credit Facility. We may from time to time, borrow from and repay the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at August 31, 2014.
Our performance letters of credit outstanding were $240.7 million and $160.6 million at August 31, 2014 and November 30, 2013, respectively. Our financial letters of credit outstanding were $181.1 million and $212.8 million at August 31, 2014 and November 30, 2013, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
In February 2014, we originally issued $400 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. We issued an additional $100 million aggregate principal amount of 4.50% Senior Notes at a price of 100.5%. Proceeds from the offerings, after payment of expenses, were $495.7 million. We used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning June 15, 2014. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At August 31, 2014, the carrying amount of the 4.50% Senior Notes was $500.5 million.

Subsequent to August 31, 2014, we retired our $250 million 5.50% senior notes due September 2014 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
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
Under the amended Credit Facility agreement executed in June 2014 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of August 31, 2014:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2014
Minimum net worth test (1)	$2,146,451	3,877,480
Maximum leverage ratio (2)	65.0%	49.2%
Liquidity test (3)	1.00	2.01
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of August 31, 2014 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement are as follows:

Minimum consolidated tangible net worth
(In thousands)	As of August 31, 2014
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	686,794
Required minimum consolidated tangible net worth per the Credit Agreement	$2,146,451

Consolidated tangible net worth
(In thousands)	As of August 31, 2014
Total equity	$5,038,141
Less: Intangible assets (a)	(51,970)
Tangible net worth as calculated per the Credit Agreement	4,986,171
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(973,650)
Less: Lennar Homebuilding and Lennar Multifamily noncontrolling interests	(135,041)
Consolidated tangible net worth as calculated per the Credit Agreement	$3,877,480

(a)	Intangible assets represent the Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of August 31, 2014. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of August 31, 2014.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio
(Dollars in thousands)	As of August 31, 2014
Lennar Homebuilding senior notes and other debts payable	$4,692,880
Less: Debt of Lennar Homebuilding consolidated entities (a)	(80,430)
Funded debt as calculated per the Credit Agreement	4,612,450
Plus: Financial letters of credit (b)	181,191
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	43,388
Consolidated indebtedness as calculated per the Credit Agreement	4,837,029
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(546,731)
Numerator as calculated per the Credit Agreement	$4,290,298
Denominator as calculated per the Credit Agreement	$8,714,509
Leverage ratio (e)	49.2%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2014.

(b)
As of August 31, 2014, our financial letters of credit outstanding include $181.1 million as disclosed in Note 12 of the notes to our condensed consolidated financial statements and $0.1 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $24.6 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $18.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2014.

(d)
As of August 31, 2014, unrestricted cash and cash equivalents include $542.2 million of Lennar Homebuilding cash and cash equivalents, $1.9 million of Lennar Multifamily cash and cash equivalents and $12.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of August 31, 2014
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$543,242
Consolidated interest incurred as calculated per the Credit Agreement (b)	$270,416
Liquidity (c)	2.01

(a)
Unrestricted cash and cash and cash equivalents at August 31, 2014 for the liquidity test calculation includes $542.2 million of Lennar Homebuilding cash and cash equivalents, plus $1.9 million of Lennar Multifamily cash and cash equivalents, plus $12.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $13.5 million of cash and cash equivalents of Lennar Homebuilding and Multifamily consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended August 31, 2014 includes Lennar Homebuilding interest incurred of $274.2 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at August 31, 2014 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2014	$325,000
364-day warehouse repurchase facility that matures January 2015 (1)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
364-day warehouse repurchase facility that matures June 2015 (2)	150,000
Totals	$925,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.

(2)	Maximum aggregate commitment includes a $50 million accordion feature that is usable 10 days prior to quarter-end through 20 days after quarter end.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $516.1 million and $374.2 million at August 31, 2014 and November 30, 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $540.9 million and $452.5 million, at August 31, 2014 and November 30, 2013, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At August 31, 2014 and November 30, 2013, our Rialto segment had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million to help finance the loans it makes. Rialto uses these warehouse repurchase financing agreements to finance five, seven and ten year commercial first mortgage loans that are originated by RMF, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. Borrowings under these facilities were $71.4 million and $76.0 million as of August 31, 2014 and November 30, 2013, respectively.

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
In May 2014, Rialto issued $73.8 million principal amount of the Structured Notes collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of August 31, 2014, there was $55.0 million outstanding related to the Structured Notes.
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three and nine months ended August 31, 2014 and 2013, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2014, 6.2 million shares of common stock could be repurchased in the future under the program.
During the three months ended August 31, 2014, treasury stock increased by 0.3 million shares of Class A common stock due to activity related to our equity compensation plan. During the nine months ended August 31, 2014, treasury stock decreased by 11.8 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors, partially offset by activity related to our equity compensation plan. During the three months ended August 31, 2013, treasury stock increased by an immaterial amount of Class A common stock. During the nine months ended August 31, 2013, treasury stock decreased by 0.4 million shares of Class A common stock due to activity related to our equity compensation plan.
On July 24, 2014, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 10, 2014, as declared by our Board of Directors on June 25, 2014. On October 2, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable October 31, 2014 to holders of record at the close of business on October 17, 2014.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2014, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 5 had recourse debt, 4 had non-recourse debt and 27 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2014	2013	2014	2013
Revenues	$39,021	240,642	214,826	501,656
Costs and expenses	35,401	162,664	246,138	372,023
Other income	—	1,241	—	14,602
Net earnings (loss) of unconsolidated entities	$3,620	79,219	(31,312)	144,235
Our share of net earnings (loss)	$(595)	19,236	3,016	33,365
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(2,080)	10,458	3,304	23,085
Our cumulative share of net earnings - deferred at August 31, 2014 and 2013, respectively			$10,444	16,099
Our investments in unconsolidated entities			$697,623	722,586
Equity of the unconsolidated entities			$2,339,757	2,681,764
Our investment % in the unconsolidated entities			30%	27%
(1) For the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one unconsolidated entity. For the three and nine months ended August 31, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $8.6 million and $21.6 million, respectively, of equity in earnings primarily as a result of sales of homesites to third parties by another unconsolidated entity and previously deferred profit related to those homesites that was earned during the three months ended August 31, 2013.
Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$259,393	184,521
Inventories	2,795,009	2,904,795
Other assets	142,753	147,410
	$3,197,155	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$253,264	272,940
Debt	604,134	450,457
Equity	2,339,757	2,513,329
	$3,197,155	3,236,726
As of August 31, 2014 and November 30, 2013, our recorded investments in Lennar Homebuilding unconsolidated entities were $697.6 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2014 and November 30, 2013 was $768.7 million and $829.5 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory remained on our condensed consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities above. In the second quarter of 2014, we entered into a new agreement with the joint venture, which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by us were deconsolidated.

The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2014	November 30, 2013
Debt	$604,134	450,457
Equity	2,339,757	2,513,329
Total capital	$2,943,891	2,963,786
Debt to total capital of our unconsolidated entities	20.5%	15.2%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2014	November 30, 2013
Land development	$530,269	537,548
Homebuilding	167,354	179,401
Total investments	$697,623	716,949
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2014	November 30, 2013
Lennar’s net recourse exposure	$24,588	27,496
Reimbursement agreements from partners	—	13,500
Lennar’s maximum recourse exposure	$24,588	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$56,970	61,008
Non-recourse land seller debt or other debt	4,033	20,454
Non-recourse debt with completion guarantees	344,933	245,821
Non-recourse debt without completion guarantees	173,610	82,178
Non-recourse debt to Lennar	579,546	409,461
Total debt	$604,134	450,457
Lennar’s maximum recourse exposure as a % of total JV debt	4%	9%
During the nine months ended August 31, 2014, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $16.4 million, as a result of $1.4 million paid by us primarily through capital contributions to unconsolidated entities and $15.0 million primarily related to the joint ventures selling assets.

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

(In thousands)	August 31, 2014	November 30, 2013
Assets	$1,649,985	1,656,065
Liabilities	$532,554	470,875
Equity	$1,117,431	1,185,090
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both August 31, 2014 and November 30, 2013, we did not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance.
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
If we are required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
As of August 31, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of August 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both August 31, 2014 and November 30, 2013, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2014 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2014	2015	2016	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$24,588	1,427	—	1,629	21,532	—
Debt without recourse to Lennar	579,546	8,525	3,855	47,600	515,118	4,448
Total	$604,134	9,952	3,855	49,229	536,650	4,448

(1)	Represents land seller debt and other debt.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2014:

(Dollars in thousands)	Partner Type	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	Financial	$172,529	1,478,562	11,256	367,307	378,563	1,008,417	27%
Shipyard Communities (Hunters Point)	Financial	94,687	342,056	—	115,093	115,093	217,251	35%
Central Park West Holdings	Financial	61,073	57,408	—	—	—	53,430	—%
Newhall Land Development	Financial	57,889	466,779	—	368	368	337,031	—%
Runkle Canyon	Homebuilding	51,030	103,598	—	—	—	102,060	—%
Ballpark Village	Land owner	46,273	139,941	—	47,000	47,000	92,297	34%
Treasure Island Community Development	Financial	28,160	59,227	—	—	—	56,352	—%
MS Rialto Residential Holdings	Financial	23,300	89,652	—	—	—	85,405	—%
Krome Groves Land Trust	Land owner	21,283	90,830	9,276	19,761	29,037	58,624	33%
Willow Springs Properties	Land owner	18,954	34,085	—	—	—	32,174	—%
10 largest JV investments		575,178	2,862,138	20,532	549,529	570,061	2,043,041	22%
Other JVs		122,445	335,017	4,056	25,569	29,625	296,716	9%
Total		$697,623	3,197,155	24,588	575,098	599,686	2,339,757	20%
Land seller debt and other debt				$—	4,448	4,448
Total JV debt				$24,588	579,546	604,134

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of August 31, 2014:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	90%	84%	96%	87%
Other JVs	10%	16%	4%	13%
Total	100%	100%	100%	100%

Rialto Investments: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2014	August 31, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$80,741	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	660,058	100,000	50,579	57,528	53,103
Rialto Mezzanine Partners Fund	2013	168,600	145,267	27,299	23,521	23,397	16,724
Other investments						14,466	9,017
						$176,132	154,573
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Rialto Real Estate Fund, LP	$10,291	3,685	22,524	14,827
Rialto Real Estate Fund II, LP	7,084	1,366	9,524	912
Rialto Mezzanine Partners Fund	591	—	1,373	—
Other investments	2,007	148	9,845	138
Rialto Investments equity in earnings from unconsolidated entities	$19,973	5,199	43,266	15,877
As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on August 31, 2014, we would have received $122.8 million with regard to our carried interest. However, Fund I did not cease operations and liquidate its investments on August 31, 2014, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $122.8 million. No amounts has been recorded in our condensed consolidated statement of operations with regard to our carried interest in Fund I.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$200,878	332,968
Loans receivable	528,456	523,249
Real estate owned	388,284	285,565
Investment securities	611,381	381,555
Investments in partnerships	269,923	149,350
Other assets	37,315	191,624
	$2,036,237	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$25,882	108,514
Notes payable	315,985	398,445
Partner loans	—	163,940
Equity	1,694,370	1,193,412
	$2,036,237	1,864,311
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$39,401	69,856	104,005	189,155
Costs and expenses	22,552	65,357	71,965	190,066
Other income, net (1)	181,877	34,186	334,915	128,973
Net earnings of unconsolidated entities	$198,726	38,685	366,955	128,062
Rialto Investments equity in earnings from unconsolidated entities	$19,973	5,199	43,266	15,877

(1)	Other income, net, for the three and nine months ended August 31, 2014 and 2013 included Fund I, Fund II and other investments realized and unrealized gains on investments.
In 2010, the Rialto segment invested in CMBS at a 55% discount to par value. The carrying value of the investment securities at August 31, 2014 and November 30, 2013 was $17.0 million and $16.1 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and nine months ended August 31, 2014 and 2013. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In January 2014, Rialto acquired 100% of the loan servicing business segment of a financial services company (the "Servicer Provider") in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Services Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of the Company's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the fair value of the assets acquired was $20.8 million, the goodwill recorded was $5.1 million and the fair value of the liabilities assumed was $17.6 million. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million.
Lennar Multifamily: Investments in Unconsolidated Entities
At August 31, 2014 and November 30, 2013, we had equity investments in 22 and 13 unconsolidated entities, respectively, (all of which had non-recourse debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at August 31, 2014.
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

Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2014	November 30, 2013
Assets:
Cash and cash equivalents	$30,685	5,800
Operating properties and equipment	486,392	236,528
Other assets	11,418	3,460
	$528,495	245,788
Liabilities and equity:
Accounts payable and other liabilities	$65,140	11,147
Notes payable	105,598	51,604
Equity	357,757	183,037
	$528,495	245,788
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2014	2013	2014	2013
Revenues	$907	—	3,318	—
Costs and expenses	1,907	573	5,082	836
Other income, net (1)	35,068	—	35,068	—
Net earnings (loss) of unconsolidated entities	$34,068	(573)	33,304	(836)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (2)	$14,946	(113)	14,689	(146)

(1)	Other income, net, for both the three and nine months ended August 31, 2014 included the gains related to the sale of two operating properties.

(2)
For both the three and nine months ended August 31, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included Lennar Multifamily's share of gains totaling $14.7 million related to the sale of two operating properties by unconsolidated entities.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at August 31, 2014 and 2013:

	Controlled Homesites
August 31, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	8,266	188	8,454	47,763	56,217
Central	6,868	1,135	8,003	20,892	28,895
West	1,878	5,359	7,237	38,716	45,953
Southeast Florida	2,876	446	3,322	8,823	12,145
Houston	1,575	3	1,578	12,412	13,990
Other	1,602	—	1,602	7,182	8,784
Total homesites	23,065	7,131	30,196	135,788	165,984

	Controlled Homesites
August 31, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,619	191	6,810	38,599	45,409
Central	5,029	1,163	6,192	19,798	25,990
West	3,204	5,471	8,675	33,861	42,536
Southeast Florida	1,670	326	1,996	8,682	10,678
Houston	2,077	244	2,321	11,511	13,832
Other	1,591	—	1,591	6,792	8,383
Total homesites	20,190	7,395	27,585	119,243	146,828
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with MSR, $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during the second quarter of 2014.
In addition to this transaction, during the nine months ended August 31, 2014, consolidated inventory not owned decreased by $179.0 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $72.5 million and $129.2 million at August 31, 2014 and November 30, 2013, respectively. Additionally, we had posted $25.4 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2014 and November 30, 2013, respectively.

Contractual Obligations and Commercial Commitments
During the nine months ended August 31, 2014, we issued $500 million aggregate principal amount of 4.50% Senior Notes and our Rialto segment issued an additional $100 million of its 7.00% Senior Notes and $73.8 million of 2.85% Structured Notes.
The following summarizes our contractual debt obligations as of August 31, 2014:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2014	December 1, 2014 through November 30, 2015	December 1, 2015 through November 30, 2017	December 1, 2017 through November 30, 2019	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,692,880	259,123	682,916	832,145	1,496,470	1,422,226
Lennar Financial Services - Notes and other debts payable	522,047	516,120	—	5,927	—	—
Rialto Investments - Notes and other debt payable (2)	582,659	74,081	32,650	122,711	353,217	—
Interest commitments under interest bearing debt (3)	1,007,127	66,753	241,895	383,700	187,936	126,843
Operating leases	127,008	8,494	31,360	41,989	28,652	16,513
Other contractual obligations (4)	147,599	77,599	70,000	—	—	—
Total contractual obligations	$7,079,320	1,002,170	1,058,821	1,386,472	2,066,275	1,565,582

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table. Subsequent to August 31, 2014, we retired our $250 million 5.50% senior notes due September 2014.

(2)
Amount includes notes payable and other debts payable of $352.0 million related to Rialto's 7.00% Senior Notes, $90.9 million related to Rialto's 5-year senior unsecured note, $71.4 million related to the RMF warehouse repurchase financing agreements and $55.0 million related to Rialto's 2.85% Structured Notes with an estimated final payment date of December 15, 2015.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of August 31, 2014.

(4)
Amount includes $49.4 million of commitments to fund Rialto's Fund II, $3.8 million of commitments to fund Rialto's Mezzanine Fund, $24.4 million of commitments to fund loans to RMF and $70.0 million of remaining commitments to fund a homebuilding unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2014, we had access to 30,196 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2014, we had $72.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $25.4 million of letters of credit in lieu of cash deposits under certain option contracts.
At August 31, 2014, we had letters of credit outstanding in the amount of $421.8 million (which included the $25.4 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2014, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $862.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2014, there were approximately $445.9 million, or 52%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.7 billion at August 31, 2014. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $452.5 million as of August 31, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2014, we had open commitments amounting to $700.0 million to sell MBS with varying settlement dates through November 2014.

(3) New Accounting Pronouncements
See Note 18 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the nine months ended August 31, 2014, we issued $500 million of 4.50% senior notes due June 2019, and our Rialto segment issued an additional $100 million of its 7.00% senior notes due 2018 and issued $73.8 million of 2.85% structured notes.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2014

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2014	2015	2016	2017	2018	2019	Thereafter	Total	2014
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$255.9	602.3	288.5	399.6	651.0	775.5	1,422.2	4,395.0	5,205.9
Average interest rate	5.4%	5.5%	6.3%	12.2%	5.6%	4.4%	3.8%	5.4%	—
Variable rate	$3.2	80.6	133.2	10.9	70.0	—	—	297.9	304.9
Average interest rate	3.5%	3.1%	2.3%	2.5%	2.2%	—	—	2.5%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$516.1	—	—	5.9	—	—	—	522.0	522.0
Average interest rate	2.4%	—	—	10.0%	—	—	—	2.5%	—
Rialto Investments:
Notes and other debts payable:
Fixed rate	$2.7	2.4	60.9	1.2	353.2	—	—	420.4	427.1
Average interest rate	5.4%	5.1%	5.3%	5.9%	5.2%	—	—	5.2%	—
Variable rate	$71.4	30.3	30.3	30.3	—	—	—	162.3	154.3
Average interest rate	2.5%	4.5%	4.5%	4.5%	—	—	—	3.6%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In July 2014, the Court ruled that the Company may be obligated to purchase the property. As a result of changes in zoning for the property during the litigation, the Court has ordered further proceedings to determine whether the sellers are entitled to specific performance and, if so, whether a further reduction in the purchase price is required. In the event the Company is ordered to purchase the property, the Court may order the Company to pay interest and attorneys’ fees. The Company believes the preliminary decision is contrary to applicable law.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended November 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company's repurchases of common stock during the three months ended August 31, 2014:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2014	—	$—	—	6,218,968
July 1 to July 31, 2014	273,381	$41.93	—	6,218,968
August 1 to August 31, 2014	—	$—	—	6,218,968

(1)	Represents shares of Class A common stock withheld by the Company, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In June 2001, our Board of Directors authorized a stock repurchase program to purchase up to 20 million shares of our outstanding Class A common stock or Class B common stock. This repurchase authorization has no expiration date.

Item 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, filed on October 3, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 3, 2014	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 3, 2014	/s/ David M. Collins
David M. Collins
Controller