Form 10-K
period 2014-11-30
LENNAR CORP /NEW/
filed 2015-01-23
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (168,333,343 shares of Class A common stock and 9,705,207 shares of Class B common stock) as of May 31, 2014, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,219,372,214.
As of November 30, 2014, the registrant had outstanding 173,736,150 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2015.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of real estate related financial services, a commercial real estate investment, investment management and finance company through our Rialto segment and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.
Our homebuilding operations are the most substantial part of our business, comprising $7.0 billion in revenues, or approximately 90% of consolidated revenues in fiscal 2014. We have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have operations located in:
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
Our other reportable segments are Lennar Financial Services, Rialto and Lennar Multifamily. For financial information about our Homebuilding, Lennar Financial Services, Rialto and Lennar Multifamily operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.
A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 21,003 new homes in 2014. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 1997, we completed the spin-off of our then commercial real estate business, LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we started and expanded our homebuilding operations in the Atlanta, Oregon, Seattle and Nashville markets. More recently, we have been strengthening and expanding our competitive position through the development of land that was strategically purchased at favorable prices during the real estate market downturn, and through a focus on our ancillary and complementary platforms, including Rialto, Lennar Multifamily and FivePoint, a consolidated joint venture that was formed to manage master planned mixed use developments.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of these residential communities. Key elements of our strategy include:

•	Strong Operating Margins - We believe our operating leverage combined with our attractive land purchases position us for strong operating margins.

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

Diversified Program of Property Acquisition
We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of the following:

•	Acquiring land directly from individual land owners/developers or homebuilders;

•	Acquiring local or regional homebuilders that own, or have options to purchase, land in strategic markets;

•
Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities in which we have investments until we have determined whether to exercise the options;

•
Acquiring parcels of land through joint ventures, which among other factors, limits the amount of our capital invested in land while increasing our access to potential future homesites and allowing us to participate in strategic ventures;

•	Acquiring land in conjunction with Lennar Multifamily and Lennar Commercial; and

•	Acquiring distressed assets from banks and opportunity funds, often through relationships established by our Rialto segment.
At November 30, 2014, we owned 132,679 homesites and had access through option contracts to an additional 31,890 homesites, of which 24,855 homesites were through option contracts with third parties and 7,035 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2013, we owned 125,643 homesites and had access through option contracts to an additional 28,133 homesites, of which 20,966 homesites were through option contracts with third parties and 7,167 homesites were through option contracts with unconsolidated entities in which we have investments.
Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2014, we were actively building and marketing homes in 625 communities, including 3 communities being developed by unconsolidated entities.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We believe that the sources and availability of raw materials to our subcontractors are adequate for our current and planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and debt issuances.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Marketing
We offer a diversified line of homes for first-time, move-up and active adult homebuyers in a variety of environments ranging from urban infill communities to golf course communities. Our Everything’s Included® marketing program simplifies the home buying experience by including the most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. In addition, our innovative NextGen homes and our advances in including solar powered technology in certain of the homes we sell, enhance our image and improve our marketing and sales efforts. We sell our homes primarily from models that we have designed and constructed.
We employ sales associates who are paid salaries, commissions or both to conduct on-site sales of homes. We also sell homes through independent brokers. Our marketing strategy is focused on advertising through digital and social media, including through our Internet website, www.lennar.com, which has allowed us to attract more knowledgeable homebuyers. However, we also continue to advertise through more traditional media, including newspapers, radio advertisements and other local and regional publications and on billboards. We tailor our marketing strategy based on the community being advertised, such as advertising our active adult communities in areas where prospective active adult homebuyers live.
Quality Service
We strive to continually improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. We strive to create a quality home buying experience for our customers through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, which we believe leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes and by other similar factors.
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
Local Operating Structure and Centralized Management
We balance a local operating structure with centralized corporate level management. Our local operating structure consists of homebuilding divisions across the country, which are generally managed by a division president, a controller, management personnel focused on land entitlement, acquisition and development, sales, construction, customer service and purchasing. We decentralize our homebuilding operations to give our division presidents and their teams, who generally have significant experience in the homebuilding industry, and in most instances, in their particular markets, the flexibility to make local operating decisions, including land identification, entitlement and development, the management of inventory levels for our current sales volume, community development, home design, construction and marketing of our homes.
We centralize at the corporate level decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems.
Deliveries
We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $326,000 in fiscal 2014, compared to $290,000 in fiscal 2013 and $255,000 in fiscal 2012.
The table below indicates the number of deliveries for each of our current reportable homebuilding segments and Homebuilding Other during our last three fiscal years:

	Years Ended November 30,
	2014	2013	2012
East	7,824	6,941	5,440
Central	3,156	2,814	2,154
West	4,141	3,323	2,301
Southeast Florida	2,086	1,741	1,314
Houston	2,482	2,266	1,917
Other	1,314	1,205	676
Total	21,003	18,290	13,802
Of the total home deliveries listed above, 32, 56 and 95 represent deliveries from unconsolidated entities for the years ended November 30, 2014, 2013 and 2012, respectively.

Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 17% in 2014, compared to 16% and 17% in 2013 and 2012, respectively. The cancellation rate for the year ended November 30, 2014 was within a range that is consistent with historical cancellation rates and below those we experienced from 2006 through 2009. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2015. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The table below indicates the backlog dollar value for each of our current reportable homebuilding segments and Homebuilding Other as of the end of each of our last three fiscal years:

	November 30,
(In thousands)	2014	2013	2012
East	$672,204	600,257	368,361
Central	310,726	195,762	168,912
West	437,492	257,498	202,959
Southeast Florida	214,606	215,988	141,146
Houston	225,737	180,665	135,282
Other	113,563	169,431	143,725
Total	$1,974,328	1,619,601	1,160,385
Of the total dollar value of homes in backlog listed above, $39.8 million, $2.5 million and $3.5 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2014, 2013 and 2012, respectively.
Lennar Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduce the amount we invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2014 and 2013, we had 35 and 36 Lennar Homebuilding unconsolidated joint ventures, respectively, in which we were participating, and our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $24.5 million and $41.0 million, respectively.
Ancillary Businesses
We have ancillary business activities that are related to our homebuilding business, but are not components of our core homebuilding operations.
FivePoint Communities - In 2011, we transferred the management of several large properties in California to FivePoint Communities Management, Inc., a consolidated joint venture. FivePoint Communities is currently undertaking six master planned mixed use developments, three in Southern California and three in or near San Francisco. These developments are planned for a total of 50,000 homesites and 20 million square feet of commercial space, as well as parks and sports and entertainment venues.
Lennar Commercial - Lennar Commercial is focused on the development, investment and management of retail, office and mixed-use projects generally in the same states as our homebuilding operations.
Sunstreet - Lennar’s solar business is currently focused on providing homeowners in California and Colorado through its solar power purchase program, a high-efficiency solar system that generates most of a home's annual expected energy needs at a cost below current utility rates for the average homeowner.

Lennar Financial Services Operations
Mortgage Financing
We primarily offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other products to buyers of our homes and others through our financial services subsidiary, Universal American Mortgage Company, LLC, which includes Universal American Mortgage Company, LLC, d/b/a Eagle Home Mortgage, from locations in most of the states in which we have homebuilding operations, as well as some other states. In 2014, our financial services subsidiaries provided loans to 78% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy purchasers of our homes have access to financing.
During 2014, we originated approximately 23,300 residential mortgage loans totaling $6.0 billion, compared to 22,300 residential mortgage loans totaling $5.3 billion during 2013. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Therefore, we have limited direct exposure related to the residential mortgages we originate.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2014, our financial services warehouse facilities had a maximum aggregate commitment of $925 million including $150 million of accordion features. The facilities have various maturity dates and we expect the facilities to be renewed or replaced with other facilities when they mature. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
Title Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2014, we provided title and closing services for approximately 90,700 real estate transactions, and issued approximately 220,400 title insurance policies through our underwriter, North American Title Insurance Company, compared to 101,200 real estate transactions and 192,400 title insurance policies during 2013. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, Delaware, District of Columbia, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Utah, Virginia and Wisconsin. Title insurance services are provided in 40 states.
Rialto Operations
The Rialto segment is a commercial real estate investment, investment management, and finance company. Rialto’s primary focus is to manage third-party capital and to originate commercial mortgage loans which it sells into securitizations. It also has invested its own capital in mortgage loans, properties and real estate related securities.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes:

•
Rialto Real Estate Fund, LP ("Fund I") that was formed in 2010 to invest in distressed real estate assets and other related investments to which investors have committed and contributed a total of $700 million of equity (including $75 million by us);

•
Rialto Real Estate Fund II, LP ("Fund II") that was formed in 2012 to invest in distressed real estate assets and other related investments to which investors have committed $1.3 billion (including $100 million by us); and

•
Rialto Mezzanine Partners Fund (the "Mezzanine Fund") that was formed in 2013 with a target of raising $300 million in capital (including $27 million committed by us) to invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets.

Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. In addition, Rialto owns general partner interests in each of the funds, which entitle it to a share of the sums distributed by the funds after investors have recovered their investments and received specified internal rates of return on those investments. For both Fund I and Fund II, in order to protect investors in the Funds, we agreed that while the Funds were seeking investments (which no longer is the case with regard to Fund I) we would not make investments that are suitable for the applicable Fund, except to the extent an Advisory Committee of the Fund decides that the Fund should not make particular investments, with an exception enabling us to purchase properties for use in connection with our homebuilding operations.

During 2013, Rialto Mortgage Finance ("RMF") was formed and began originating and selling into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. RMF has secured two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million to help finance the loans it makes. This business has become a significant contributor to the Rialto segment's revenues.
In 2010, our Rialto segment also acquired distressed residential and commercial real estate loans and real estate owned ("REO") properties from three financial institutions (“Bank Portfolios”). We paid $310 million for the Bank Portfolios, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.
In 2010, our Rialto segment also acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), which retained 60% equity interest in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing distressed residential and commercial real estate loans (“FDIC Portfolios”). If the LLCs exceed expectations and meet certain internal rate of return and distribution threshold, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60% / 40% with the FDIC.
Lennar Multifamily Operations
We are actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. We currently use third-party management companies to rent the apartments though we anticipate renting the apartments through our own entities in the future.
Our net investment in the Lennar Multifamily segment as of November 30, 2014 and 2013 was $203.7 million and $105.6 million, respectively. Our Lennar Multifamily segment was participating in 26 and 13 unconsolidated entities as of November 30, 2014 and 2013, respectively. During 2014, our Lennar Multifamily segment sold two operating properties through unconsolidated entities. As of November 30, 2014, it had interests in 24 communities with development costs of approximately $1.5 billion, of which one community was completed and operating, three communities were partially completed and leasing, 19 communities were under construction and one was under development. Our Lennar Multifamily segment had a pipeline of future projects totaling $4.3 billion in assets across a number of states that will be developed by unconsolidated entities. We are exploring opportunities to create a fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced in recent years, can alter seasonal patterns.
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have been a significant competitive factor within the home sales industry. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Financial position, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets, primarily through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;

•	Quality construction and home warranty programs, which are supported by a responsive customer care team; and

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items.
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
The business of Rialto, and the funds it manages, of purchasing distressed real estate related assets is highly competitive and fragmented. A number of entities and funds have been formed in recent years for the purpose of acquiring real estate related assets at discounted prices and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete with these and other purchasers of distressed assets. We compete in the marketplace for distressed real estate related asset portfolios based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. We believe that the major factor distinguishing us from the competition is that our team is made up of already in place managers who are already working out loans and dealing with similar borrowers. Additionally, because of the high number of loans made to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of these assets. We believe that these factors, together with our ownership of a mortgage services firm, puts us ahead of many of our competitors and has us well positioned to take advantage of the large pipeline of opportunity that has been building. In marketing the real estate investment funds it sponsors, Rialto competes with a large variety of asset managers, including investment banks and other financial institutions and real estate investment firms.
Rialto’s RMF business competes with other commercial mortgage lenders in a competitive market and its profitability depends on our ability to originate and sell into securitizations commercial real estate loans at attractive prices. Some of our competitors may have a lower cost of funds than we do and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or make different risk assessments, than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. We believe that our major distinction from many of our competitors is that our team is made up of highly seasoned managers who have been originating and securitizing loans for over 25 years with long-standing relationships and can leverage Rialto’s/Lennar’s infrastructure facilities for a rapid market entrance as well as Rialto’s current underwriting platform.
Our multifamily operations compete with other multifamily apartment developers and operators, including REITs, across the United States. In addition, our multifamily operations compete in securing capital, partners and equity, and in securing tenants within the large supply of already existing rental apartments. Principal competitive factors include location, rental price and quality, and management of the apartment buildings.
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.
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
Because Rialto manages two real estate asset investment funds, one mezzanine loan fund and two entities partly owned by the FDIC, a Rialto segment entity is registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers. Our RMF subsidiary must comply with laws and regulations applicable to commercial mortgage lending. It or its subsidiaries must be licensed in states in which they make loans and must comply with laws and regulations in those states.
Associates
At November 30, 2014, we employed 6,825 individuals of whom 3,578 were involved in the Lennar Homebuilding operations, 2,707 were involved in the Lennar Financial Services operations, 383 were involved in the Rialto operations and 157 were involved in the Lennar Multifamily operations, compared to November 30, 2013, when we employed 5,708 individuals of whom 2,944 were involved in the Lennar Homebuilding operations, 2,377 were involved in the Lennar Financial Services operations, 300 were involved in the Rialto operations and 87 were involved in the Lennar Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 9, 2014, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.

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
Market and Economic Risks
The homebuilding recovery has continued its progression at a slow and steady pace, however a downturn in the recovery or decline in economic conditions could adversely affect our operations.
In fiscal 2014, we experienced a steadily improving housing market, and in our business saw a strong recovery in the number of new sales contracts signed and improved gross margins compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The economic downturn that began in 2007 was one of the most severe in U.S. history, and severely affected both the numbers of homes we could sell and the prices for which we could sell them. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or economic conditions were to worsen, the demand for new homes would likely decline, negatively impacting our business, results of operations, cash flows and financial condition.
For several years we had to take significant write-downs on the carrying values of land we owned and of option expenses. A future decline in land values could result in similar write-downs.
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
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, we have been experiencing increases in the prices of labor and materials and there could be a significant increase in inflation in the future.

Homebuilding, mortgage lending, distressed asset investing and multifamily rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
Homebuilding. The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials, skilled management and labor resources. We compete in each of our markets with numerous national, regional and local homebuilders. We also compete with sellers of existing homes, including foreclosed homes, and with rental housing. These competitive conditions can reduce the number of homes we deliver, negatively impact our selling prices, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable costs or terms.
Lennar Financial Services. Our Lennar Financial Services business competes with other mortgage lenders, including national, regional and local banks and other financial institutions, many of which are far larger, and some of which are subject to fewer government regulations, than our financial services subsidiaries. Mortgage lenders who are subject to fewer regulations than we are or have greater access to low cost funds or different lending criteria than we do may be able to offer more attractive financing to potential customers than we can.
Lennar Multifamily. Our multifamily rental business competes with other multifamily apartment developers and operators across the United States. We also compete in securing capital, partners and equity, and in securing tenants with the large supply of already existing rental apartments. These competitive conditions could negatively impact the ability of the ventures in which we are participating to find renters for the apartments they are building or the prices for which those apartments can be rented.
Rialto. There are many firms and investment funds that compete with Rialto in trying to acquire distressed mortgage debt, foreclosed properties and other real estate related assets that have been adversely affected by the recent recession. At least some of the firms with which Rialto competes, or will compete, for investment opportunities have, or will have, a cost of funds that is lower than that of Rialto or the funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for Rialto or the funds it manages. Our RMF business competes with national and regional banks as well as smaller community banks within the various markets in which we operate and non-bank lenders, many of which are far larger than RMF or have access to lower cost funds than we do.
Operational Risks
We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.
As a homebuilder, we are subject in the ordinary course of our business to warranty and construction defect claims. We are also subject to claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective Chinese drywall and other products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur.
Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.
We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials, such as defective Chinese drywall that at one time was installed by subcontractors in homes built for us and for many other homebuilders in Florida and elsewhere. Although our subcontractors have principal responsibility for defects in the work they do, we have ultimate responsibility to the homebuyers. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we are not always able to do that, and even when we can, it may not avoid claims against us relating to what the subcontractors already did.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. During 2014, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition restricts our ability to pass additional costs of materials and labor on to homebuyers.
Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs.
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs and it may take longer for us to recover our costs.
Increased demand for homes could require us to increase our corporate credit line, and our inability to do that could limit our ability to take full advantage of market opportunities.
Our business requires that we be able to finance the development of our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2014, we had a $1.5 billion Credit Facility, subject in part to additional commitments. If market conditions strengthen to the point that we need additional funding but we are not able to increase our Credit Facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
We have a Credit Facility that is available for us to use to help finance our homebuilding, acquisitions and other activities. The agreement governing our Credit Facility (the “Credit Agreement”) makes it a default for us if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with covenants, including covenants regarding various financial ratios. In addition, our Lennar Financial Services segment has warehouse facilities to finance its lending activities and our Rialto segment has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. Further, Rialto's 7.00% Senior Notes due 2018 contain restrictive covenants imposing operational and financial restrictions on our Rialto segment, including restrictions that may limit Rialto’s ability to sell assets, pay dividends or make other distributions, enter into transactions with affiliates or incur additional indebtedness. In addition, if we default under the Credit Agreement or our warehouse facilities, it could result in the amounts outstanding under our senior notes and convertible senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2014, our consolidated debt, excluding amounts outstanding under our credit facilities, was $5.2 billion. The indentures governing our senior notes and convertible senior notes do not restrict the incurrence of future secured or unsecured debt by us, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

•
we may find it difficult to, or may be unable to, obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•
we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the cash flow available to fund operations and investments;

•	we may have reduced flexibility in planning for, or reacting to, changes in our businesses or the industries in which they are conducted;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.
Our Lennar Financial Services segment and RMF have warehouse facilities that mature in 2015, and if we cannot renew or replace these facilities, we may have to reduce our mortgage lending activities.
Our Lennar Financial Services segment has an aggregate committed and uncommitted amount under four warehouse repurchase credit facilities that totaled $925 million as of November 30, 2014, all of which will mature during 2015. Our Lennar Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, the commercial mortgage lender in our Rialto segment, has an aggregate committed amount under two warehouse repurchase credit facilities that totaled $650 million as of November 30, 2014 both of which will mature during 2015. RMF uses these facilities to finance its mortgage origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Lennar Financial Services segment and RMF, as applicable, which would have a material adverse impact on our financial results.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Lennar Multifamily segments, we participate in joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling them. For example, as part of our Lennar Multifamily business, and its joint ventures, we and the other venturers have assumed certain obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost overruns. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to sell assets, return invested capital or take other actions without the consent of at least one of our joint venture partners when such action may be in our best interest.
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
Our new businesses may not be as successful as we anticipate, and could disrupt our ongoing businesses and adversely affect our operations.
We have invested and expect to continue to invest in new business opportunities. In July 2013, we began commercial mortgage loan origination activities through RMF. In addition, during 2012 and 2013, we began our Lennar Multifamily business in which we have invested substantial resources to participate in the development of multifamily rental properties. Further, under our Homebuilding umbrella, we are investing in a solar business and a business focused on the development, investment and management of commercial properties. As with any new businesses, these endeavors, and others we may undertake in the future, are likely to involve significant risks and uncertainties, including significant start-up costs and the possibility that the new businesses will not be profitable or will not generate the expected returns on our investments, and the new businesses may require attention from our senior management that reduces their ability to focus on our core activities.
The loss of the services of members of our senior management or a significant number of our employees could negatively affect our business.
Our success depends to a significant extent upon the performance and active participation of our senior management, many of whom have been with the Company for a significant number of years. If we were to lose members of our senior management, we might not be able to find appropriate replacements on a timely basis and our operations could be negatively affected. Also, the loss of a significant number of operating employees and our inability to hire qualified replacements could have a material adverse effect on our business.

Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes and convertible senior notes affect, among other things, our ability to access new capital, especially debt. A substantial portion of our access to capital is through the issuance of senior notes and convertible senior notes, of which we have $4.3 billion outstanding as of November 30, 2014. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
Natural disasters and severe weather conditions could delay deliveries and increase costs of new homes in affected areas, which could harm our sales and results of operations.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Many purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. The uncertainties in the mortgage markets, including the tightening of credit standards and increased government regulation, could adversely affect the ability of potential homebuyers to obtain financing for a home purchase, thus preventing them from purchasing our homes. Changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these have been tighter lending standards such as higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyer's effective cost of the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Changes in tax laws can increase the after tax cost of owning a home, and further tax law changes could adversely affect demand for the homes we build.
Under current tax law certain significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, resulted in higher income tax rates and limits the amount of mortgage interest individuals can deduct in computing their income tax liability. The limit on deductibility of mortgage interest can increase the after-tax cost of owning a home for some individuals. Any additional increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations.
Our Lennar Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.
Approximately 57% of the mortgage loans made by our Lennar Financial Services segment in 2014 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Lennar Financial Services segment would be adversely affected by a decrease in refinance transactions, such as the decrease that we experienced during the first half of fiscal 2014.
If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.

If real estate Rialto acquired through foreclosures is not properly valued when it is acquired, we could be required to take valuation charge-offs, which would reduce our earnings.
When a loan is foreclosed upon and we take title to the property, we obtain a valuation of the property and base its book value on that valuation. The book value of the foreclosed property is periodically compared to its updated market value (or its updated market value less estimated selling costs if the foreclosed property is classified as held-for-sale), and a charge-off is recorded for any excess of the property's book value over its fair value. If the revised valuation we establish for a property proves to be too high, we may have to record additional charge-offs in subsequent periods. Material charge-offs could have an adverse effect on our results of operations, and possibly even on our financial condition.
The ability of our Rialto segment to profit from the investments it makes may depend to a significant extent on its ability to manage resolutions of distressed mortgages and other real estate related assets.
A principal factor in a prospective purchaser's decision regarding the price it will pay for a portfolio of mortgage loans or other real estate related assets is the cash flow the prospective purchaser expects the portfolio to generate. The cash flow a portfolio of distressed mortgage loans and related assets will generate can be affected by the way the assets in the portfolio are managed. We believe the backgrounds and experience of the personnel in our Rialto segment enable the Rialto segment to generate better cash flows from the distressed assets it manages than what is generally expected with regard to similar assets. When Rialto decides whether it or a fund it manages should purchase particular distressed assets and what it or the fund should be willing to pay for them, one consideration is whether, and to what extent, Rialto thinks it will be able to obtain above average returns in resolving the assets. If Rialto is not able to achieve its anticipated returns, it or the fund it manages will not realize the expected return on its investment.
Regulatory Risks
We may be adversely impacted by legal and regulatory changes.
We are subject with regard to almost all of our activities to a variety of federal, state and local laws and regulations. Laws and regulations, and policies under or interpretations of existing laws and regulations, change frequently. Our businesses could be adversely affected by changes in laws, regulations, policies or interpretations or by our inability to comply with them without making significant changes in our businesses.
We may be adversely impacted by laws and regulations directed at the financial industry.
New or modified regulations and related regulatory guidance focused on the financial industry may have adverse effects on aspects of our businesses. For example, in October 2014, final rules were promulgated under the Dodd-Frank Wall Street Reform Act that requires mortgage lenders or third-party B-piece buyers to retain a portion of the credit risk related to securitized loans. We have determined that these rules do not affect our residential mortgage lending operations at this time; however, the new rules may adversely impact our commercial mortgage lending operations in our RMF business. While we are still assessing the impact of the new rules on the market, we believe that the rules may reduce the price of commercial mortgage-backed securities ("CMBS") and limit the overall volume of CMBS related loan purchases, which could impact the financial results of our RMF business. In addition, if our residential mortgage lending operations became subject to these rules in the future, that would substantially increase the amount we would have to invest in our mortgage lending operations and increase our risks with regard to loans we originate and sell in the secondary mortgage market.
Governmental regulations regarding land use and environmental matters could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.
We are subject to extensive and complex laws and regulations that affect the land development, homebuilding and apartment development process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if they are approved at all. We are also subject to determinations by governmental authorities as to the adequacy of water or sewage facilities, roads and other local services with regard to particular residential communities. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay, or increase the costs of land development or home construction.
We are also subject to a variety of local, state and federal laws and regulations concerning protection of the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. These permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, environmental advocacy groups, neighboring property owners or other possibly interested parties, adding delays, costs and risks of non-approval to the process. Violations of environmental laws and regulations can result in injunctions, civil penalties, remediation expenses, and other costs. In addition, some environmental laws impose strict liability, which means that we may be held liable for unlawful environmental conditions on property we own which we did not create.
We are also subject to laws and regulations related to workers' health and safety, and there are efforts to subject us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control. In addition, our residential mortgage subsidiary is subject to various state and federal statutes, rules and regulations, including those that relate to lending operations and other areas of mortgage origination and loan servicing. The impact of those statutes, rules and regulations can increase our homebuyers’ costs of financing, and our cost of doing business, as well as restricting our homebuyers’ access to some types of loans.
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we could encounter. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
We can be injured by improper acts of persons over whom we do not have control.
Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations or governmental guidelines. When we learn of practices that do not comply with applicable laws or regulations, including practices relating to homes, buildings or multifamily rental properties we build or finance, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to associates of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.
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
Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. For example, Nevada has enacted a law providing that if the amount an assignee of a mortgage note paid to acquire the note is less than the face amount of the note, the creditor cannot recover more through a deficiency action than the amount it paid for the note. If the Nevada law is upheld, or similar laws are enacted in other jurisdictions, it could materially and adversely affect our ability and the ability of funds we manage to profit from purchases of distressed debt.
Other Risks
Our results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other persons. We establish reserves against legal claims and we believe that, in general, they will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have a material adverse effect on our results of operations for the periods when we are required to make the payments.

Information technology failures and data security breaches could harm our business.
We rely extensively on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and protect our information technology, computer intrusion efforts are becoming increasingly sophisticated, and even the enhanced controls we have installed might be breached. If our IT systems cease to function properly, we could suffer interruptions in our operations. If our cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about purchasers of our homes or borrowers from our mortgage lending subsidiaries. This could damage our reputation and require us to incur significant costs to repair or restore the security of our computer systems.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If there is a downturn in the housing market, or if mortgage financing becomes even less available than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
Expansion of our services and investments into international markets through our Rialto segment subjects us to risks inherent in international operations.
In December 2014, Fund II, of which our Rialto segment owns an interest and for which it performs asset management services, acquired an interest in a joint venture which holds real estate assets in Spain. Expansion of our services and investments into Spain and any expansion into other international markets in the future, could result in operational problems not typically experienced in the United States. Our activities outside the United States will be subject to risks associated with doing business internationally, including fluctuations in currency exchange rates, changes in a specific country’s or region’s political or economic conditions, and competitive disadvantages due to our need to comply with U.S. anti-bribery laws. There also are tax consequences of doing business outside the U.S., both under U.S. tax laws and under the tax laws of the countries in which we do business.
We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
At November 30, 2014, we had state tax NOL carryforwards totaling $113.8 million that will expire between 2015 and 2034. As of November 30, 2014, state tax NOL carryforwards totaling $2.0 million will expire over the next twelve months, if sufficient taxable income is not generated in the applicable states to utilize the net operating losses. At November 30, 2014, we had a valuation allowance of $8.0 million against our state NOL carryforwards because we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized due to the limited carryforward periods in certain states. If we are unable to use our NOLs, we may have to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.
We experience variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result of such variability, our short-term performance may not be a meaningful indicator of future results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of factors, including, among others, seasonal home buying patterns, the timing of home closings and land sales and weather-related problems.
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart A. Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities, of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 44% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to authorize actions that are contrary to our other stockholders' desires.
The trading price of our Class B common stock normally is lower than that of our Class A common stock.
The only difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to 10 votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the New York Stock Exchange ("NYSE") normally is lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of a significant number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts could result in restrictions on land development in certain areas and increased energy, transportation and raw material costs, or cause us to incur compliance expenses that we will be unable fully to recover, which could reduce our housing gross profit margins and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 23, 2015:

Name	Position	Age
Stuart A. Miller	Chief Executive Officer	57
Richard Beckwitt	President	55
Jonathan M. Jaffe	Vice President and Chief Operating Officer	55
Bruce E. Gross	Vice President and Chief Financial Officer	56
Diane J. Bessette	Vice President and Treasurer	54
Mark Sustana	Secretary and General Counsel	53
David M. Collins	Controller	45
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
Mr. Gross has served as Vice President and our Chief Financial Officer since 1997. Before that, Mr. Gross was Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation, which we acquired in 1997.
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
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers and indemnity contributions from subcontractors. We are also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.
We have been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether we are required by a contract we entered into in 2005 to purchase a property in Maryland. After entering into the contract, we later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In July 2014, the Court ruled that we may be obligated to purchase the property. As a result of changes in zoning for the property during the litigation, the Court ordered further proceedings to determine whether the sellers are entitled to specific performance and, if so, whether a further reduction in the purchase price is required. In January 2015, the Court rendered a decision ordering us to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. We believe the decision is contrary to applicable law and will appeal the decision.
In December 2013, we were awarded by a civil jury $802 million in compensatory damages and $200 million in punitive damages against Nicolas Marsch III and his company, Briarwood Capital LLC, on court findings of defamation and conspiracy to extort money from us in 2008 and 2009 (Lennar Corp. v. Briarwood Capital LLC, 2008-055741-CA-01, Florida Circuit Court, Miami-Dade County). We do not expect to be able to collect the amount awarded to us.

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
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2014	2013	2014	2013
First	$44.40 - 34.09	$43.22 - 35.51	4¢	4¢
Second	$44.30 - 37.32	$44.40 - 36.76	4¢	4¢
Third	$42.67 - 35.74	$39.97 - 31.35	4¢	4¢
Fourth	$48.00 - 37.50	$37.84 - 31.09	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2014	2013	2014	2013
First	$36.56 - 28.65	$34.87 - 28.28	4¢	4¢
Second	$36.31 - 31.63	$34.73 - 28.55	4¢	4¢
Third	$35.98 - 30.06	$31.25 - 25.18	4¢	4¢
Fourth	$38.58 - 30.96	$30.94 - 25.38	4¢	4¢
As of December 31, 2014, the last reported sale price of our Class A common stock was $44.81 and the last reported sale price of our Class B common stock was $36.11. As of December 31, 2014, there were approximately 803 and 575 holders of record of our Class A and Class B common stock, respectively.
On January 14, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 12, 2015, to holders of record at the close of business on January 29, 2015. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
The following table provides information about the Company's repurchases of common stock during the three months ended November 30, 2014:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2014	—	$—	—	6,218,968
October 1 to October 31, 2014	—	$—	—	6,218,968
November 1 to November 30, 2014	173,858	$47.24	—	6,218,968

(1)
Represents shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In June 2001, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to 20 million shares of our outstanding Class A common stock or Class B common stock. This repurchase authorization has no expiration date.

The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2009 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2009=$100)
$400
$300
$200
$100
$-
2009
2010
2011
2012
2013
2014
Lennar Corporation
Dow Jones U.S. Total Market Index
Dow Jones Home Construction Index

	2009	2010	2011	2012	2013	2014
Lennar Corporation	$100	121	149	310	293	388
Dow Jones U.S. Home Construction Index	$100	90	97	177	184	220
Dow Jones U.S. Total Market Index	$100	112	120	139	183	212

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2010 through 2014. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations:
Revenues:
Lennar Homebuilding	$7,025,130	5,354,947	3,581,232	2,675,124	2,705,639
Lennar Financial Services	$454,381	427,342	384,618	255,518	275,786
Rialto	$230,521	138,060	138,856	164,743	92,597
Lennar Multifamily	$69,780	14,746	426	—	—
Total revenues	$7,779,812	5,935,095	4,105,132	3,095,385	3,074,022
Operating earnings (loss):
Lennar Homebuilding (1)	$1,033,721	733,075	258,985	109,505	100,060
Lennar Financial Services	$80,138	85,786	84,782	20,729	31,284
Rialto	$44,079	26,128	11,569	63,457	57,307
Lennar Multifamily	$(10,993)	(16,988)	(5,884)	(461)	—
Corporate general and administrative expenses	$177,161	146,060	127,338	95,256	93,926
Earnings before income taxes	$969,784	681,941	222,114	97,974	94,725
Net earnings attributable to Lennar (2)	$638,916	479,674	679,124	92,199	95,261
Diluted earnings per share	$2.80	2.15	3.11	0.48	0.51
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$12,958,267	11,273,247	10,362,206	9,154,671	8,787,851
Debt:
Lennar Homebuilding	$4,690,213	4,194,432	4,005,051	3,362,759	3,128,154
Rialto	$623,246	441,883	574,480	765,541	752,302
Lennar Financial Services	$704,143	374,166	457,994	410,134	271,678
Lennar Multifamily	$—	13,858	—	—	—
Stockholders’ equity	$4,827,020	4,168,901	3,414,764	2,696,468	2,608,949
Total equity	$5,251,302	4,627,470	4,001,208	3,303,525	3,194,383
Shares outstanding (000s)	205,039	204,412	191,548	188,403	186,636
Stockholders’ equity per share	$23.54	20.39	17.83	14.31	13.98
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	21,003	18,290	13,802	10,845	10,955
New orders	22,029	19,043	15,684	11,412	10,928
Backlog of home sales contracts	5,832	4,806	4,053	2,171	1,604
Backlog dollar value	$1,974,328	1,619,601	1,160,385	560,659	407,292

(1)
Lennar Homebuilding operating earnings include $9.9 million, $7.5 million, $15.6 million, $38.0 million and $51.3 million of inventory valuation adjustments for the years ended November 30, 2014, 2013, 2012, 2011 and 2010, respectively. In addition, operating earnings include $4.6 million, $12.1 million, $8.9 million and $10.5 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments for the years ended November 30, 2014, 2012, 2011 and 2010, respectively, and $10.5 million and $1.7 million of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2011 and 2010, respectively.

(2)
Net earnings attributable to Lennar for the year ended November 30, 2014 includes $341.1 million tax provision for income taxes related to pre-tax earnings of the period, compared to a $177.0 million net tax provision in the year ended November 30, 2013, which included a tax benefit of $67.1 million for a valuation allowance reversal. Net earnings attributable to Lennar for the year ended November 30, 2012 includes $435.2 million of benefit for income taxes, which includes a reversal of the majority of our deferred tax asset valuation allowance of $491.5 million, partially offset by a tax provision for fiscal year 2012 pre-tax earnings. Net earnings attributable to Lennar for the years ended November 30, 2011 and 2010 include $14.6 million and $25.7 million, respectively, of benefit for income taxes, primarily due to settlements with various taxing authorities.

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

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this annual report include statements regarding: our belief that we are still in the early stages of a protracted slow growth housing recovery, our belief regarding the drivers of such recovery, and our belief that we are well positioned to benefit from the recovery; our belief that the recovery will continue to benefit the rental market; our expectation that will see some margin contraction in 2015; our belief regarding the impact of the decline in oil prices on our Homebuilding operations; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions; our expectation that we will start generating positive cash flows in fiscal 2016; our expectation that our Financial Services segment's earnings will increase in fiscal 2015; our expectation that Rialto's RMF business will begin to generate a more predictable and recurring component of earnings for Rialto; our expectation that the Multifamily segment will complete the construction of its development pipeline over the next four years, that we will sell our rental properties once rents and occupancies have stabilized, and that we will sell another five communities towards the end of fiscal 2015; our expectation that FivePoint Communities will continue to mature as a long-term strategy; our belief that our main driver of earnings will continue to be our homebuilding and Financial Services operations; our belief that we are well positioned to deliver between 23,500 and 24,000 homes with gross margins expected to average about 24% during fiscal 2015; our belief that we are on track to achieve another year of substantial profitability in fiscal 2015; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding our variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our expectation that substantially all homes currently in backlog will be delivered in fiscal year 2015; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; unfavorable or unanticipated outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our consolidated financial statements for a particular reporting period; decreased demand for our Multifamily rental properties, and our ability to successfully sell our rental properties once rents and occupancies have stabilized; our ability to acquire land and pursue real estate opportunities at anticipated prices; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Multifamily businesses; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.

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

Outlook
We continue to believe that we are still in the early stages of a protracted slow growth housing recovery. The housing market's recovery has continued its progression at a slow and steady pace, moving upward in a fairly narrow channel as we enter fiscal 2015. The recovery has been supported on the downside by the significant production deficit that has resulted from the extremely low volumes of dwellings, both single family and multifamily, that has been built over the past seven years. At the same time, the recovery has been constrained by a limited supply of available homes on the market, limited supply of land available to add to the supply of homes and constrained demand from purchasers who would like to buy but are unable to access the mortgage market. We believe the recovery will also continue to benefit the rental market as first time home purchasers find limited access to the for sale market as a result of high down payments and strict underwriting standards.
Looking back, fiscal 2014 was an excellent year for Lennar, with revenues and pretax earnings attributable to Lennar increasing 31% and 49%, respectively, from 2013. In fiscal 2014, our gross margin increased 50 basis points to 25.4%. This gross margin, combined with our selling, general and administrative expenses of 10.5%, increased our operating margin 60 basis points to 14.9% during fiscal 2014. During fiscal 2014, labor and material costs increased by 7%, which represents a slowing pace of costs increases from the past two years. In addition, we ended the year with a strong sales backlog, up 21% in homes and 22% in dollar value, which gives us a great start for fiscal 2015.
During fiscal 2014, we also had strong performances from our other business segments. Our Financial Services segment produced $80.1 million of pretax earnings. Rialto generated $66.6 million of operating earnings net of earnings attributable to noncontrolling interests, benefiting from the Rialto Mortgage Finance ("RMF") business and earnings from its real estate funds. Our Multifamily rental business continued to grow during fiscal 2014, as it sold two completed rental properties and ended the year with 19 communities under construction, one completed and fully leased, three partially completed and leasing and one under development. Finally, our FivePoint Communities is well positioned, managing the entitlement and development of some of the most desirable real estate assets in Southern and Northern California.
In fiscal 2015, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from our excellent land positions, although we expect to see some margin contraction due to competitive pressures and the inclusion of some additional previously mothballed land assets being developed. In addition, the significant decline in oil prices may negatively impact our Houston segment in fiscal 2015, however this decline could potentially have offsetting benefits. Thus we cannot project the impact of declining oil prices at this time. We will continue to carefully balance pricing power, sales incentives, brokerage commissions and advertising expenses to maximize our results. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. In fiscal 2014, land purchases were $1.4 billion compared to $1.8 billion in fiscal 2013. For fiscal 2015, we are continuing our pivot towards a land lighter model in homebuilding with the focus of becoming cash flow positive and deleveraging our balance sheet. We expect to start generating positive cash flows in fiscal 2016.
During fiscal 2015, we expect our Financial Services segment's earnings to increase as the segment will continue to benefit as our homebuilding business expands and the number of non-Lennar purchasers using our mortgage company continues to grow in various markets. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint. As Rialto continues to grow as a blue chip capital investment management company and commercial real estate capital provider, we expect contributions from Rialto's RMF business will begin to generate a more predictable and recurring component of earnings for Rialto. In fiscal 2015, Rialto will continue its transition into an asset light, fund model. Our Multifamily segment anticipates that the construction of its development pipeline will be completed over the next four years, and as a merchant builder of apartments, we plan to sell our apartments once rents and occupancies have stabilized. We are well positioned and expect to sell another five communities towards the end of fiscal 2015. In addition, we expect FivePoint Communities to continue to mature as a long-term strategy as it develops land in premium California locations to fill the growing demand for well-located approved and developed homesites.
In conclusion, we believe that our Company remains well positioned to benefit from the housing market's recovery. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, as we are currently well positioned to deliver between 23,500 and 24,000 homes with gross margins expected to average about 24% during fiscal 2015. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint, as such ancillary business continue to mature and expand their franchises providing longer-term opportunities that we expect will enhance shareholder value. Overall, we are on track to achieve another year of substantial profitability in fiscal 2015, as the housing market recovery continues and we will continue to benefit from our strategic land acquisitions and new community openings.

Results of Operations
Overview
Our net earnings attributable to Lennar in 2014 were $638.9 million, or $2.80 per diluted share ($3.12 per basic share), compared to $479.7 million, or $2.15 per diluted share ($2.48 per basic share), in 2013. Our 2014 earnings before taxes were $969.8 million, compared to $681.9 million in 2013.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2014	2013	2012
Lennar Homebuilding revenues:
Sales of homes	$6,839,642	5,292,072	3,492,177
Sales of land	185,488	62,875	89,055
Total Lennar Homebuilding revenues	7,025,130	5,354,947	3,581,232
Lennar Homebuilding costs and expenses:
Cost of homes sold	5,103,409	3,973,812	2,698,831
Cost of land sold	143,797	45,834	78,808
Selling, general and administrative	714,823	559,462	438,727
Total Lennar Homebuilding costs and expenses	5,962,029	4,579,108	3,216,366
Lennar Homebuilding operating margins	1,063,101	775,839	364,866
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(355)	23,803	(26,672)
Lennar Homebuilding other income, net	7,526	27,346	15,144
Other interest expense	(36,551)	(93,913)	(94,353)
Lennar Homebuilding operating earnings	$1,033,721	733,075	258,985
Lennar Financial Services revenues	$454,381	427,342	384,618
Lennar Financial Services costs and expenses	374,243	341,556	299,836
Lennar Financial Services operating earnings	$80,138	85,786	84,782
Rialto revenues	$230,521	138,060	138,856
Rialto costs and expenses	249,114	151,072	138,990
Rialto equity in earnings from unconsolidated entities	59,277	22,353	41,483
Rialto other income (expense), net	3,395	16,787	(29,780)
Rialto operating earnings	$44,079	26,128	11,569
Lennar Multifamily revenues	69,780	14,746	426
Lennar Multifamily costs and expenses	95,227	31,463	6,306
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,454	(271)	(4)
Lennar Multifamily operating loss	$(10,993)	(16,988)	(5,884)
Total operating earnings	$1,146,945	828,001	349,452
Corporate general administrative expenses	177,161	146,060	127,338
Earnings before income taxes	$969,784	681,941	222,114
Net earnings attributable to Lennar	$638,916	479,674	679,124
Gross margin as a % of revenue from home sales	25.4%	24.9%	22.7%
S,G&A expenses as a % of revenues from home sales	10.5%	10.6%	12.6%
Operating margin as a % of revenues from home sales	14.9%	14.3%	10.2%
Average sales price	$326,000	290,000	255,000

2014 versus 2013
Revenues from home sales increased 29% in the year ended November 30, 2014 to $6.8 billion from $5.3 billion in 2013. Revenues were higher primarily due to a 15% increase in the number of home deliveries, excluding unconsolidated entities, and a 12% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 20,971 homes in the year ended November 30, 2014 from 18,234 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, which was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $326,000 in the year ended November 30, 2014 from $290,000 in the year ended November 30, 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $21,400 per home delivered in the year ended November 30, 2014, or 6.2% as a percentage of home sales revenue, compared to $20,500 per home delivered in the year ended November 30, 2013, or 6.6% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $1.7 billion, or 25.4%, in the year ended November 30, 2014, compared to gross margins on home sales of $1.3 billion, or 24.9%, in the year ended November 30, 2013. Gross margin percentage on home sales improved compared to the year ended November 30, 2013, primarily due to an increase in the average sales price of homes delivered, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and $20.9 million of insurance recoveries and other nonrecurring items, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $41.7 million in the year ended November 30, 2014, compared to $17.0 million in the year ended November 30, 2013. Gross profits on land sales in the year ended November 30, 2013 included a $4.8 million recovery of an option deposit previously written-off.
Selling, general and administrative expenses were $714.8 million in the year ended November 30, 2014, compared to $559.5 million in the year ended November 30, 2013. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.5% in the year ended November 30, 2014, from 10.6% in the year ended November 30, 2013.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($0.4) million in the year ended November 30, 2014, compared to $23.8 million in the year ended November 30, 2013. In the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $4.6 million of our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by our share of operating earnings of $4.7 million related to a third-party land sale by one unconsolidated entity. In the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $19.8 million primarily related to sales of homesites to third parties by one unconsolidated entity for approximately $204 million resulting in a gross profit of approximately $67 million.
Lennar Homebuilding other income, net, totaled $7.5 million in the year ended November 30, 2014, compared to $27.3 million in the year ended November 30, 2013. In the year ended November 30, 2013, Lennar Homebuilding other income, net was primarily due to management fees and the sale of a rental operating property by one of our consolidated joint ventures that resulted in a gain of $14.4 million (the transaction resulted in a net loss of $3.2 million after considering the impact of noncontrolling interests totaling $17.6 million), partially offset by other expenses.
Lennar Homebuilding interest expense was $201.5 million in the year ended November 30, 2014 ($161.4 million was included in cost of homes sold, $3.6 million in cost of land sold and $36.6 million in other interest expense), compared to $214.3 million in the year ended November 30, 2013 ($117.8 million was included in cost of homes sold, $2.6 million in cost of land sold and $93.9 million in other interest expense). Interest expense decreased due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and home deliveries.
Operating earnings for our Lennar Financial Services segment were $80.1 million in the year ended November 30, 2014, compared to operating earnings of $85.8 million in the year ended November 30, 2013. The decrease in profitability was primarily due to a more competitive environment as a result of a significant decrease in refinance transactions, which resulted in lower profit per transaction in the segment's mortgage operations.
Operating earnings for our Rialto segment were $66.6 million in the year ended November 30, 2014 (which included $44.1 million of operating earnings and an add back of $22.5 million of net loss attributable to noncontrolling interests), compared to operating earnings of $19.9 million (which included $26.1 million of operating earnings, partially offset by $6.2 million of net earnings attributable to noncontrolling interests) in the year ended November 30, 2013.

Rialto revenues were $230.5 million in the year ended November 30, 2014, compared to revenues of $138.1 million in the year ended November 30, 2013. Revenues increased primarily due to the receipt of a $34.7 million advanced distribution with regard to Rialto's carried interest in Rialto Real Estate Fund, LP (“Fund I”) in order to cover the income tax obligation which resulted from allocations of taxable income due to Rialto’s general partner interest in Fund I. In addition, revenues increased due to an increase in securitization revenue and interest income from Rialto Mortgage Finance (“RMF”), partially offset by a decrease in interest income associated with Rialto’s portfolio of real estate loans.
Rialto expenses were $249.1 million in the year ended November 30, 2014, compared to expenses of $151.1 million in the year ended November 30, 2013. Expenses increased primarily due to an increase in loan impairments of $41.0 million due to changes in estimated cash flows expected to be collected on the segment’s loan portfolios and the change from the accretable yield income method to a cost recovery basis method in the fourth quarter of 2014. We made this determination in order to better reflect the performance of the loan portfolios due to the uncertainty in estimating the timing and amount of future cash flows. In addition, expenses increased due to an increase in interest expense and other general administrative expenses.
Rialto equity in earnings from unconsolidated entities was $59.3 million and $22.4 million in the years ended November 30, 2014 and 2013, respectively, primarily related to our share of earnings from the Rialto real estate funds. The higher equity in earnings related to increases in fair value and recognition of gains related to certain assets in the Rialto real estate funds.
In the year ended November 30, 2014, Rialto other income, net was $3.4 million, which consisted primarily of net realized gains on the sale of real estate owned ("REO") of $43.7 million and rental and other income, partially offset by expenses related to owning and maintaining REO, $19.3 million of impairments on REO and other expenses. In the year ended November 30, 2013, Rialto other income, net, was $16.8 million, which consisted primarily of net realized gains on the sale of REO of $48.8 million, a gain of $8.5 million related to a bargain purchase acquisition, which included cash and a loan receivable as consideration, and rental income, partially offset by expenses related to owning and maintaining REO and $16.1 million of impairments on REO.
Operating loss for our Lennar Multifamily segment was $11.0 million in the year ended November 30, 2014, compared to $17.0 million in the year ended November 30, 2013. In the year ended November 30, 2014, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by the segment's share of gains of $14.7 million as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income. In the year ended November 30, 2013, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by gross profit on a land sale and management fee income.
Corporate general and administrative expenses were $177.2 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2014, compared to $146.1 million, or 2.5% as a percentage of total revenues, in the year ended November 30, 2013. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($10.2) million and $25.3 million in the years ended November 30, 2014 and 2013, respectively. Net loss attributable to noncontrolling interests in the year ended November 30, 2014 was primarily due to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a strategic transaction by one of our Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $5.6 million. In the year ended November 30, 2013, net earnings attributable to noncontrolling interests were primarily attributable to a transaction by one of our consolidated joint ventures that decreased noncontrolling interests by $17.6 million.
During the year ended November 30, 2014, we had a $341.1 million tax provision related to pre-tax earnings of the period, compared to a $177.0 million net tax provision in the year ended November 30, 2013, which included a tax benefit of $67.1 million for a valuation allowance reversal. Our overall effective tax rates were 34.80% and 26.96% for the years ended November 30, 2014 and 2013, respectively. The difference in effective tax rates was primarily related to the reversal of our valuation allowance in the year ended November 30, 2013.

2013 versus 2012
Revenues from home sales increased 52% in the year ended November 30, 2013 to $5.3 billion from $3.5 billion in 2012. Revenues were higher primarily due to a 33% increase in the number of home deliveries, excluding unconsolidated entities, and a 14% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 18,234 homes in the year ended November 30, 2013 from 13,707 homes in the year ended November 30, 2012. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $290,000 in the year ended November 30, 2013 from $255,000 in the year ended November 30, 2012, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments, primarily due to increased pricing in many of our markets as the market recovery continued. Sales incentives offered to homebuyers were $20,500 per home delivered in the year ended November 30, 2013, or 6.6% as a percentage of home sales revenue, compared to $28,300 per home delivered in the year ended November 30, 2012, or 10.0% as a percentage of home sales revenue.
Gross margins on home sales were $1,318.3 million, or 24.9%, in the year ended November 30, 2013, compared to gross margins on home sales of $793.3 million, or 22.7%, in the year ended November 30, 2012. Gross margin percentage on home sales improved in the year ended November 30, 2013 compared to the year ended November 30, 2012, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008) which made up 61% of our 2013 deliveries, partially offset by an increase in materials, labor and land costs.
Gross profits on land sales totaled $17.0 million in the year ended November 30, 2013, compared to gross profits on land sales of $10.2 million in the year ended November 30, 2012.
Selling, general and administrative expenses were $559.5 million in the year ended November 30, 2013, compared to selling, general and administrative expenses of $438.7 million in the year ended November 30, 2012. Selling, general and administrative expenses as a percentage of revenues from home sales improved to 10.6% in the year ended November 30, 2013, from 12.6% in 2012, due to improved operating leverage as a result of increased absorption per community and more active communities.
Lennar Homebuilding equity in earnings from unconsolidated entities was $23.8 million in the year ended November 30, 2013, related to our share of operating earnings of Lennar Homebuilding unconsolidated entities, primarily as a result of sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $67 million. Our share of equity in earnings for the year ended November 30, 2013 related to the sales of those homesites was $19.8 million. This compared to Lennar Homebuilding equity in loss of $26.7 million in the year ended November 30, 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $12.1 million of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income, net, totaled $27.3 million in the year ended November 30, 2013, primarily due to management fees and the sale of an operating property by one of our consolidating homebuilding joint ventures that resulted in a $14.4 million of other income (the transaction resulted in a net loss of $3.2 million after considering the impact of noncontrolling interests totaling $17.6 million), partially offset by other expenses. This compared to Lennar Homebuilding other income, net, of $15.1 million in the year ended November 30, 2012, which included a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% senior notes due 2013 through a tender offer.
Homebuilding interest expense was $214.3 million in the year ended November 30, 2013 ($117.8 million was included in cost of homes sold, $2.6 million in cost of land sold and $93.9 million in other interest expense), compared to $181.4 million in the year ended November 30, 2012 ($85.1 million was included in cost of homes sold, $1.9 million in cost of land sold and $94.4 million in other interest expense). Interest expense increased due to an increase in our weighted average outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the year ended November 30, 2012.
Operating earnings for our Lennar Financial Services segment were $85.8 million in the year ended November 30, 2013, compared to operating earnings of $84.8 million in the year ended November 30, 2012. The operating earnings were consistent year over year, which was driven by an increase in profit in the title operations as a result of a higher profit per transaction, offset by a slight decrease in profitability in the mortgage operations.
In the year ended November 30, 2013, operating earnings attributable to Lennar for the Rialto segment were $19.9 million (which included $26.1 million of operating earnings, offset by $6.2 million of net earnings attributable to noncontrolling interests), compared to operating earnings attributable to Lennar of $26.0 million (which was comprised of

$11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests) in the year ended November 30, 2012.
In the year ended November 30, 2013, revenues in the Rialto segment were $138.1 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans, gains from securitization transactions and interest income from the new RMF business and fees for managing and servicing assets, compared to revenues of $138.9 million in the year ended November 30, 2012. Revenues decreased primarily due to lower interest income as a result of a decrease in the segment's portfolio of loans, offset by gains from securitization transactions and interest income from Rialto's new RMF business.
In the year ended November 30, 2013, expenses in the Rialto segment were $151.1 million, which consisted primarily of costs related to its portfolio operations, the new RMF business, loan impairments of $16.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $139.0 million in the year ended November 30, 2012, which consisted primarily of costs related to its portfolio operations, loan impairments of $28.0 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), and other general and administrative expenses.
In the year ended November 30, 2013, the Rialto segment also had equity in earnings from unconsolidated entities of $22.4 million, which primarily included $21.9 million of equity in earnings related to our share of earnings from the Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $41.5 million in the year ended November 30, 2012, which primarily included $17.0 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), $6.1 million of interest income earned by the AB PPIP fund and $21.0 million of equity in earnings related to our share of earnings from Rialto Real Estate Fund, LP, a real estate investments fund managed by the Rialto segment.
In the year ended November 30, 2013, Rialto other income, net was $16.8 million, which consisted primarily of net realized gains on the sale of REO of $48.8 million, an $8.5 million gain related to a bargain purchase acquisition which included cash and a loan receivable as consideration, and rental income, partially offset by expenses related to owning and maintaining REO and impairments on REO of $16.1 million. In the year ended November 30, 2012, Rialto other expense, net, was $29.8 million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by net realized gains from sales of REO of $21.6 million and rental income.
Our Lennar Multifamily segment had a start-up operating loss of $17.0 million in the year ended November 30, 2013, compared to an operating loss of $5.9 million in the year ended November 30, 2012. The operating loss in Lennar Multifamily primarily relates to general and administrative expenses of the segment, partially offset by gross profit on a land sale and management fee income.
In the year ended November 30, 2013, corporate general and administrative expenses were $146.1 million, or 2.5% as a percentage of total revenues, compared to $127.3 million, or 3.1% as a percentage of total revenues, in the year ended November 30, 2012. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were $25.3 million and ($21.8) million in the years ended November 30, 2013 and 2012, respectively. Net earnings attributable to noncontrolling interests for the year ended November 30, 2013 was primarily attributable to a transaction by one of our homebuilding consolidated joint ventures that decreased noncontrolling interests by $17.6 million. Net loss attributable to noncontrolling interests for the year ended November 30, 2012 was primarily related to our homebuilding operations and the FDIC's interest in the portfolio of real estate loans.
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
These transactions did not impact our net earnings for the year ended November 30, 2013 but our consolidated balance sheet as of November 30, 2013 was affected as follows: cash was reduced by approximately $47 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $98 million, deferred tax assets were increased by $40 million, additional paid-in capital (equity) was reduced by $62 million, net of tax, and non-controlling interests were reduced by $134 million.

Homebuilding Segments
Our Homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, our homebuilding operations purchase, develop and sell land to third parties. In certain circumstances, we diversify our operations through strategic alliances and attempt to minimize our risks by investing with third parties in joint ventures.
As of and for the year ended November 30, 2014, we have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
At November 30, 2014, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues:
East:
Sales of homes	$2,228,469	1,828,543	1,283,441
Sales of land	19,212	13,619	16,539
Total East	2,247,681	1,842,162	1,299,980
Central:
Sales of homes	908,195	736,557	487,317
Sales of land	28,745	6,918	19,071
Total Central	936,940	743,475	506,388
West:
Sales of homes	1,761,762	1,160,842	683,267
Sales of land	34,613	490	14,022
Total West	1,796,375	1,161,332	697,289
Southeast Florida:
Sales of homes	686,994	502,175	353,841
Sales of land	5,904	—	13,800
Total Southeast Florida	692,898	502,175	367,641
Houston:
Sales of homes	675,927	604,212	449,580
Sales of land	37,186	36,949	22,043
Total Houston	713,113	641,161	471,623
Other
Sales of homes	578,295	459,743	234,731
Sales of land	59,828	4,899	3,580
Total Other	638,123	464,642	238,311
Total homebuilding revenues	$7,025,130	5,354,947	3,581,232

	Years Ended November 30,
(In thousands)	2014	2013	2012
Operating earnings (loss):
East:
Sales of homes	$341,461	279,561	137,231
Sales of land	5,193	1,255	2,472
Equity in earnings from unconsolidated entities	2,254	678	542
Other income (expense), net	2,867	(5,354)	(166)
Other interest expense	(11,667)	(25,023)	(26,082)
Total East	340,108	251,117	113,997
Central:
Sales of homes (1)	81,182	68,743	39,388
Sales of land	6,911	773	909
Equity in loss from unconsolidated entities	(131)	(87)	(514)
Other expense, net (2)	(6,971)	(1,809)	(1,529)
Other interest expense	(5,406)	(12,417)	(13,427)
Total Central	75,585	55,203	24,827
West:
Sales of homes	286,393	190,582	39,941
Sales of land	11,851	3,442	388
Equity in earnings (loss) from unconsolidated entities (3)	(1,647)	22,039	(25,415)
Other income, net (4)	7,652	27,832	2,393
Other interest expense	(11,530)	(32,740)	(31,334)
Total West	292,719	211,155	(14,027)
Southeast Florida:
Sales of homes	158,951	107,733	65,745
Sales of land	3,967	(188)	(354)
Equity in loss from unconsolidated entities	(576)	(152)	(961)
Other income, net (5)	2,318	7,778	15,653
Other interest expense	(2,697)	(8,282)	(9,026)
Total Southeast Florida	161,963	106,889	71,057
Houston:
Sales of homes (6)	99,066	73,024	43,423
Sales of land	10,202	10,749	6,182
Equity in earnings (loss) from unconsolidated entities	121	2,079	(35)
Other income (expense), net	(201)	(503)	1,328
Other interest expense	(1,566)	(4,530)	(4,623)
Total Houston	107,622	80,819	46,275
Other:
Sales of homes	54,357	39,155	28,891
Sales of land (7)	3,567	1,010	650
Equity in loss from unconsolidated entities	(376)	(754)	(289)
Other income (expense), net	1,861	(598)	(2,535)
Other interest expense	(3,685)	(10,921)	(9,861)
Total Other	55,724	27,892	16,856
Total homebuilding operating earnings	$1,033,721	733,075	258,985

(1)	Sales of homes for the year ended November 30, 2014 included $6.4 million of insurance recoveries and other nonrecurring items.

(2)	Other expense, net for the year ended November 30, 2014 included $2.0 million in write-offs of other receivables.

(3)
Lennar Homebuilding equity in loss for the year ended November 30, 2014 included our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $4.6 million of our share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by our share of operating earnings of $4.7 million related to third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included our share of operating earnings of $19.8 million primarily related to the sales of approximately 500 homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $67 million. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments. For the year ended November 30, 2012, equity in loss from unconsolidated entities included $12.1 million of our share of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding unconsolidated entities.

(4)	Other income, net for the year ended November 30, 2013, included a $14.4 million gain on the sale of an operating property.

(5)
Other income, net for the year ended November 30, 2014 included $1.0 million of valuation adjustments to other assets. Other income, net for the year ended November 30, 2012, included a $15.0 million gain on the sale of an operating property.

(6)	Sales of homes for the year ended November 30, 2014 included a $5.5 million insurance recovery.

(7)	Sales of land for the year ended November 30, 2014 included $1.5 million in write-offs of option deposits and pre-acquisition costs.
Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2014	2013	2012
East	7,824	6,941	5,440
Central	3,156	2,814	2,154
West	4,141	3,323	2,301
Southeast Florida	2,086	1,741	1,314
Houston	2,482	2,266	1,917
Other	1,314	1,205	676
Total	21,003	18,290	13,802
Of the total home deliveries above, 32, 56 and 95 represent deliveries from unconsolidated entities for the years ended November 30, 2014, 2013 and 2012, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2014	2013	2012	2014	2013	2012
East	$2,234,086	1,834,794	1,290,549	$286,000	264,000	237,000
Central	908,195	736,558	487,317	288,000	262,000	226,000
West	1,775,587	1,190,385	728,092	429,000	358,000	316,000
Southeast Florida	686,994	502,175	353,841	329,000	288,000	269,000
Houston	675,927	604,212	449,580	272,000	267,000	235,000
Other	578,295	459,743	234,731	440,000	382,000	347,000
Total	$6,859,084	5,327,867	3,544,110	$327,000	291,000	257,000
Of the total dollar value of home deliveries above, $19.4 million, $35.8 million and $51.9 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2014, 2013 and 2012, respectively. The home deliveries from unconsolidated entities had an average sales price of $608,000, $639,000 and $547,000 for the years ended November 30, 2014, 2013 and 2012, respectively.
Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2014	2013	2012
East	$176,726	163,039	169,779
Central	71,533	51,557	49,028
West	59,148	29,542	48,341
Southeast Florida	54,529	47,504	41,529
Houston	62,935	64,216	62,497
Other	24,286	17,230	17,050
Total	$449,157	373,088	388,224

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2014	2013	2012	2014	2013	2012
East	$22,600	23,600	31,300	7.4%	8.2%	11.7%
Central	22,700	18,300	22,800	7.3%	6.5%	9.1%
West	14,300	9,000	21,700	3.2%	2.5%	6.6%
Southeast Florida	26,100	27,300	31,600	7.4%	8.6%	10.5%
Houston	25,400	28,300	32,600	8.5%	9.6%	12.2%
Other	18,500	14,300	25,200	4.0%	3.6%	6.8%
Total	$21,400	20,500	28,300	6.2%	6.6%	10.0%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Years Ended November 30,
	Homes
	2014	2013	2012
East	8,068	7,533	5,868
Central	3,473	2,805	2,498
West	4,516	3,231	2,711
Southeast Florida	2,055	1,879	1,617
Houston	2,643	2,419	2,078
Other	1,274	1,176	912
Total	22,029	19,043	15,684
Of the new orders above, 95, 55 and 98 represent new orders from unconsolidated entities for the years ended November 30, 2014, 2013 and 2012, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2014	2013	2012	2014	2013	2012
East	$2,303,916	2,066,065	1,438,268	$286,000	274,000	245,000
Central	1,021,839	763,895	591,677	294,000	272,000	237,000
West	1,956,157	1,243,831	834,426	433,000	385,000	308,000
Southeast Florida	685,536	576,781	441,311	334,000	307,000	273,000
Houston	720,453	649,472	505,579	273,000	268,000	243,000
Other	522,411	485,699	333,232	410,000	413,000	365,000
Total	$7,210,312	5,785,743	4,144,493	$327,000	304,000	264,000
Of the total dollar value of new orders above, $56.8 million, $34.8 million and $54.4 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2014, 2013 and 2012, respectively. The new orders from unconsolidated entities had an average sales price of $598,000, $632,000 and $556,000 for the years ended November 30, 2014, 2013 and 2012, respectively.

(2)	New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2014, 2013 and 2012.

Backlog:

	November 30,
	Homes
	2014	2013	2012
East	2,212	1,968	1,376
Central	961	644	653
West	991	616	708
Southeast Florida	576	607	469
Houston	830	669	516
Other	262	302	331
Total	5,832	4,806	4,053
Of the total homes in backlog above, 67, 4 and 5 represent homes in backlog from unconsolidated entities at November 30, 2014, 2013 and 2012, respectively.

	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2014	2013	2012	2014	2013	2012
East	$672,204	600,257	368,361	$304,000	305,000	268,000
Central	310,726	195,762	168,912	323,000	304,000	259,000
West	437,492	257,498	202,959	441,000	418,000	287,000
Southeast Florida	214,606	215,988	141,146	373,000	356,000	301,000
Houston	225,737	180,665	135,282	272,000	270,000	262,000
Other	113,563	169,431	143,725	433,000	561,000	434,000
Total	$1,974,328	1,619,601	1,160,385	$339,000	337,000	286,000
Of the total dollar value of homes in backlog above, $39.8 million, $2.5 million and $3.5 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2014, 2013 and 2012, respectively. The homes in backlog from unconsolidated entities had an average sales price of $595,000, $624,000 and $704,000 at November 30, 2014, 2013 and 2012, respectively.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2014	2013	2012
East	17%	16%	18%
Central	20%	18%	18%
West	14%	15%	17%
Southeast Florida	13%	12%	12%
Houston	24%	21%	23%
Other	13%	13%	8%
Total	17%	16%	17%

Active Communities:

	November 30,
	2014	2013	2012
East	233	197	167
Central	117	101	74
West	111	80	61
Southeast Florida	32	30	31
Houston	78	79	70
Other	54	50	56
Total	625	537	459
Of the total active communities listed above, 3 communities represent active communities being developed by unconsolidated entities as of November 30, 2014. Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities as of both November 30, 2013 and 2012.
Deliveries from New Higher Margin Communities (3):

	Years Ended November 30,
	Homes
	2014	2013	2012
East	5,533	4,781	3,014
Central	2,313	1,356	884
West	2,871	2,090	1,375
Southeast Florida	1,666	1,137	933
Houston	1,177	756	330
Other	1,076	962	343
Total	14,636	11,082	6,879

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2014	2013	2012	2014	2013	2012
East	$1,591,060	1,265,141	687,361	$288,000	265,000	228,000
Central	654,860	346,917	201,334	283,000	256,000	228,000
West	1,101,430	649,675	411,833	384,000	311,000	300,000
Southeast Florida	593,798	374,420	271,978	356,000	329,000	292,000
Houston	356,971	222,641	75,884	303,000	294,000	230,000
Other	431,537	353,496	134,127	401,000	367,000	391,000
Total	$4,729,656	3,212,290	1,782,517	$323,000	290,000	259,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and is a subset of the deliveries included in the preceding deliveries table.

The following table details our gross margins on home sales for the years ended November 30, 2014, 2013 and 2012 for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(In thousands)	2014		2013		2012
East:
Sales of homes	$2,228,469		1,828,543		1,283,441
Cost of homes sold	1,639,328		1,353,048		979,219
Gross margins on home sales	589,141	26.4%	475,495	26.0%	304,222	23.7%
Central:
Sales of homes	908,195		736,557		487,317
Cost of homes sold	721,494		591,611		390,823
Gross margins on home sales	186,701	20.6%	144,946	19.7%	96,494	19.8%
West:
Sales of homes	1,761,762		1,160,842		683,267
Cost of homes sold	1,305,208		840,619		540,982
Gross margins on home sales	456,554	25.9%	320,223	27.6%	142,285	20.8%
Southeast Florida:
Sales of homes	686,994		502,175		353,841
Cost of homes sold	473,146		352,684		256,672
Gross margins on home sales	213,848	31.1%	149,491	29.8%	97,169	27.5%
Houston:
Sales of homes	675,927		604,212		449,580
Cost of homes sold	504,144		464,612		354,981
Gross margins on home sales	171,783	25.4%	139,600	23.1%	94,599	21.0%
Other
Sales of homes	578,295		459,743		234,731
Cost of homes sold	460,089		371,238		176,154
Gross margins on home sales	118,206	20.4%	88,505	19.3%	58,577	25.0%
Total gross margins on home sales	$1,736,233	25.4%	1,318,260	24.9%	793,346	22.7%
2014 versus 2013
East: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries in all the states of the segment, except New Jersey and an increase in the average sales price of homes delivered in all the states of the segment, except Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in New Jersey was primarily due to the timing of deliveries in certain communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to the timing of deliveries in certain of our communities. Gross margin percentage on homes increased, compared to last year, primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an 8% increase in direct construction and land costs per home due to an increase in labor, materials and land costs.
Central: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered as the market recovery continues. Gross margin percentage on homes increased, compared to last year, primarily due to an increase in the average sales price of homes delivered and $6.4 million of insurance recoveries and other nonrecurring items, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and a 12% increase in direct construction and land costs per home due to increases in labor, material and land costs.
West: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we have been able to increase the sales price of homes delivered as the market recovery continues. Gross margin percentage on homes decreased, compared to last year, primarily due to a 20% increase in direct construction costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales. This was partially offset by an increase in the average sales price of homes delivered.
Southeast Florida: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by a lower mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continues. Gross margin percentage on homes sales increased, compared to last year, primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by a 6% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Houston: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. Gross margin percentage on homes sales increased, compared to last year, primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a $5.5 million insurance recovery, partially offset by a 2% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Other: Homebuilding revenues increased in 2014, compared to 2013, primarily due to an increase in the number of home deliveries in Oregon and Tennessee, which the latter is a new operation, partially offset by a decrease in the number of home deliveries in Washington. Homebuilding revenues also increased due to an increase in the average sales price of homes delivered in all the states of Homebuilding Other. The increase in the number of home deliveries in Oregon was primarily driven by higher demand as the number of home deliveries per active community increased. The decrease in the number of home deliveries in Washington was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market recovery continues. Gross margin percentage on homes sales increased, compared to last year, primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and a 14% increase in direct construction and land costs per home due to increases in labor, material and land costs.
2013 versus 2012
East: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes increased, compared to 2012, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and lower valuation adjustments, partially offset by a 9% increase in direct construction and land costs per home due to an increase in labor, materials and land costs.
Central: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes decreased slightly, compared to 2012, primarily due to a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
West: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes increased, compared to 2012, primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and lower valuation adjustments, partially offset by a 7% increase in direct construction costs per home due to increases in labor and material costs.
Southeast Florida: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in this segment. The increase in the number of home deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes sales increased, compared to 2012, primarily due to greater gross margin percentage in our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by a 4% net increase in direct construction and land costs per home due to increases in labor and material costs.
Houston: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price in this segment. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes sales increased, compared to 2012, primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by a 12% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Other: Homebuilding revenues increased in 2013, compared to 2012, primarily due to an increase in the number of home deliveries and in the average sales price in all the states of Homebuilding Other, except for Illinois, which had insignificant activity and Oregon where the average sales price was flat year over year. The increase in the number of deliveries was primarily driven by an increase in our backlog demand as demand continued to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on home sales decreased, compared to 2012, due to a 15% increase in direct construction and land costs per home due to increases in labor, material and land costs, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and lower valuation adjustments.

Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Our Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
The following table sets forth selected financial and operational information relating to our Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2014	2013	2012
Revenues	$454,381	427,342	384,618
Costs and expenses	374,243	341,556	299,836
Operating earnings	$80,138	85,786	84,782
Dollar value of mortgages originated	$5,950,000	5,282,000	4,431,000
Number of mortgages originated	23,300	22,300	19,700
Mortgage capture rate of Lennar homebuyers	78%	77%	77%
Number of title and closing service transactions	90,700	101,200	108,200
Number of title policies issued	220,400	192,400	149,300
Rialto Segment
Our Rialto reportable segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities as well as providing strategic real estate capital. Rialto's primary focus is to manage third-party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto's operating earnings were as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$230,521	138,060	138,856
Costs and expenses (1)	249,114	151,072	138,990
Rialto equity in earnings from unconsolidated entities	59,277	22,353	41,483
Rialto other income (expense), net	3,395	16,787	(29,780)
Operating earnings (2)	$44,079	26,128	11,569

(1)
Costs and expenses for the years ended November 30, 2014, 2013 and 2012 included loan impairments of $57.1 million, $16.1 million and $28.0 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the years ended November 30, 2014, 2013 and 2012 included ($22.5) million, $6.2 million and ($14.4) million, respectively, of net earnings (loss) attributable to noncontrolling interests.

The following is a detail of Rialto other income (expense), net:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Realized gains on REO sales, net	$43,671	48,785	21,649
Unrealized losses on transfer of loans receivable to REO and impairments, net	(26,107)	(16,517)	(11,160)
REO and other expenses	(58,067)	(44,282)	(56,745)
Rental and other income	43,898	20,269	16,476
Gain on bargain purchase acquisition	—	8,532	—
Rialto other income (expense), net	$3,395	16,787	(29,780)
Loans Receivable
In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, which retained 60% equity interest in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60% / 40% with the FDIC. During the years ended November 30, 2014 and 2013, the LLCs distributed $184.9 million and $46.7 million, respectively, of which $110.9 million and $28.4 million, respectively, was distributed to the FDIC and $74.0 million and $18.3 million, respectively, was distributed to Rialto, the parent company.
The LLCs meet the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. We paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of November 30, 2014 and 2013, there was $60.6 million and $90.9 million outstanding, respectively.
Rialto Mortgage Finance
In 2013, RMF was formed and began originating and selling into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to the Rialto segment's revenues.
During the year ended November 30, 2014, RMF had originated loans with a total principal balance of $1.6 billion and sold $1.3 billion of loans into eight separate securitizations. During the year ended November 30, 2013, RMF had originated loans with a principal balance of $690.3 million and sold $537.0 million of loans into three separate securitizations. As of November 30, 2014 and 2013, $147.2 million and $109.3 million, respectively, of these originated loans were sold into a securitization trust but not settled and thus were included as receivables, net on the Rialto segment's consolidated balance sheet.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This includes:

•
Rialto Real Estate Fund, LP ("Fund I") that was formed in 2010 to invest in distressed real estate assets and other related investments to which investors have committed and contributed a total of $700 million of equity (including $75 million by us);

•
Rialto Real Estate Fund II, LP ("Fund II") that was formed in 2012 to invest in distressed real estate assets and other related investments to which investors have committed $1.3 billion (including $100 million by us); and

•
Rialto Mezzanine Partners Fund (the "Mezzanine Fund") that was formed in 2013 with a target of raising $300 million in capital (including $27 million committed by us) to invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets.

Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
Rialto's share of earnings from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Rialto Real Estate Fund, LP	$30,612	19,391	21,026
Rialto Real Estate Fund II, LP	15,929	2,523	—
Rialto Mezzanine Partners Fund	1,913	354	—
Other investments	10,823	85	20,457
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483
In 2010, our Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at November 30, 2014 and 2013 was $17.3 million and $16.1 million, respectively. Our Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of November 30, 2014 and 2013, our balance sheet had $268.0 million and $147.1 million, respectively, of assets related to our Lennar Multifamily segment, which includes investments in unconsolidated entities of $105.7 million and $46.3 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2014 and 2013 was $203.7 million and $105.6 million, respectively. During 2014, our Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in $14.7 million Lennar Multifamily's share of gains included in Lennar Multifamily equity in earnings (loss) from unconsolidated entities. Our Lennar Multifamily segment had 26 and 13, unconsolidated entities as of November 30, 2014 and 2013, respectively. As of November 30, 2014, our Lennar Multifamily segment had interests in 24 communities with development costs of approximately $1.5 billion, of which one community was completed and operating, three communities were partially completed and leasing, 19 communities were under construction and one was under development. Our Lennar Multifamily segment had a pipeline of future projects totaling $4.3 billion in assets across a number of states that will be developed by unconsolidated entities.

Financial Condition and Capital Resources
At November 30, 2014, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.3 billion, compared to $970.5 million and $1.3 billion at November 30, 2013 and 2012, respectively.
We finance all of our activities including Homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During 2014, 2013 and 2012, cash used in operating activities totaled $788.5 million, $807.7 million and $424.6 million, respectively. During 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase in Lennar Financial Services loans held-for-sale due to increased home deliveries towards the end of 2014 compared to 2013 and an increase in receivables, partially offset by our net earnings and an increase in accounts payable and other liabilities.
During 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and an increase in Rialto loans held-for-sale related to RMF, partially offset by our increased revenues, an increase in accounts payable and other liabilities and a decrease in Lennar Financial Services loans held-for-sale.

During 2012, cash used in operating activities was impacted by an increase in Lennar Financial Services loans held-for-sale due to increased home deliveries towards the end of 2012 and an increase in inventories due to strategic land purchases, partially offset by our net earnings (net of our deferred income tax benefit).
Investing Cash Flow Activities
During 2014, 2013 and 2012, cash provided by investing activities totaled $438.4 million, $689.2 million and $245.3 million, respectively. During 2014, we received $269.7 million of proceeds from the sales of REO, $143.5 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $66.9 million of distributions of capital from Lennar Multifamily unconsolidated entities, $68.9 million of distributions of capital from Rialto unconsolidated entities comprised of $32.5 million distributed by Fund I, $9.0 million distributed by Fund II, $16.5 million distributed by Mezzanine Fund and $10.9 million distributed by other investments, $43.9 million of proceeds from the sale of a Lennar Homebuilding operating property and $51.9 million of proceeds from the sales of Lennar Homebuilding investments available-for-sale. This was partially offset by $87.5 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $41.5 million of cash contributions to Rialto unconsolidated entities comprised of $7.6 million contributed to Fund II, $18.1 million contributed to the Mezzanine Fund and $15.8 million contributed to other investments, $30.8 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital and $21.3 million for purchases of Lennar Homebuilding investment available-for-sale.
During 2013, our cash provided by investing activities was primarily related to the receipt of $239.2 million of proceeds from the sale of REO and $66.8 million of principal payments on Rialto loans receivable. In addition, cash provided by investing activities increased due to $158.1 million of distributions of capital from Lennar Homebuilding unconsolidated entities, primarily related to a distribution from a new unconsolidated joint venture, $42.6 million of distributions of capital from Rialto unconsolidated entities, primarily related to Fund I, a $223.8 million decrease in Rialto's defeasance cash by two consolidated minority-owned LLCs to repay a loan from the FDIC, and $140.6 million of proceeds from the sale of a Lennar Homebuilding operating property. This was partially offset by $57.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and $67.0 million of cash contributions to Rialto unconsolidated entities comprised of $50.6 million contributed to Fund II and $16.4 million contributed to the Mezzanine Fund.
During 2012, our cash provided by investing activities was primarily related to the receipt of $183.9 million of proceeds from the sale of REO, $81.6 million of principal payments on Rialto loans receivable and $34.0 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $72.6 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $43.6 million of cash contributions to Rialto unconsolidated entities and $51.1 million for Lennar Financial Services purchases of held-to-maturity investment securities that mature at various dates within one year.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. We are exploring opportunities to create a fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. At November 30, 2014, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During 2014, 2013 and 2012, our cash provided by (used in) financing activities totaled $661.4 million, ($221.8) million and $326.5 million, respectively. During 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.500% senior notes due June 2019, proceeds related to the sale of $350 million aggregate principal amount of 4.50% senior notes due November 2019, proceeds related to the sale of $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), $94.4 million of proceeds related to the issuance of Rialto's structured note offering (the "Structured Notes") and net borrowings under our Lennar Financial Services' 364-day warehouse repurchase facilities and our Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by the $250.0 million redemption of our 5.50% senior notes due 2014, $299.7 million of principal payments on other borrowings and $155.6 million of payments related to noncontrolling interests.
During 2013, our cash used in financing activities was attributed to $471.3 million of principal payments of our Rialto notes payable, $83.8 million of net repayments under our Lennar Financial Services' 364-day warehouse repurchase facilities,

$287.4 million of principal payments on other borrowings, the $63.8 million redemption of our 5.95% senior notes due 2013 and $201.7 million of payments related to buyouts of our partners' noncontrolling interests, primarily related to two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of $275 million aggregate principal amount of our 4.125% senior notes due 2018, the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022 and the sale of $250 million aggregate principal amount of Rialto's 7.00% senior notes, $76.0 million of net borrowings under Rialto's warehouse repurchase facilities related to RMF and $92.6 million of proceeds from other borrowings.
During 2012, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of $400 million of 4.75% senior notes due 2017, $350 million of 4.750% senior notes due 2022 and the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. This was partially offset by the partial redemption of our 5.95% senior notes due 2013, principal repayments on Rialto's notes payable and principal payments on other borrowings.
During 2013, we exercised certain land option contracts from a land investment venture to which we had sold land in 2007, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $28.9 million. Due to our continuing involvement, the 2007 transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet in consolidated inventory not owned. In 2014, we entered into a new agreement with the joint venture, which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by us were deconsolidated.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2014	2013
Lennar Homebuilding debt	$4,690,213	4,194,432
Stockholders’ equity	4,827,020	4,168,901
Total capital	$9,517,233	8,363,333
Lennar Homebuilding debt to total capital	49.3%	50.2%
Lennar Homebuilding debt	$4,690,213	4,194,432
Less: Lennar Homebuilding cash and cash equivalents	885,729	695,424
Net Lennar Homebuilding debt	$3,804,484	3,499,008
Net Lennar Homebuilding debt to total capital (1)	44.1%	45.6%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders' equity). We believe the ratio of net Lennar Homebuilding debt to total capital is relevant and a useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement the our GAAP results.

At November 30, 2014, Lennar Homebuilding debt to total capital was lower compared to the prior year period, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
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

The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2014	2013
5.60% senior notes due 2015	$500,272	500,527
6.50% senior notes due 2016	249,923	249,886
12.25% senior notes due 2017	396,278	395,312
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,485	248,167
4.125% senior notes due 2018	274,995	274,995
4.500% senior notes due 2019	500,477	—
4.50% senior notes due 2019	350,000	—
2.75% convertible senior notes due 2020	431,042	416,041
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,439	571,012
5.50% senior notes due 2014	—	249,640
Mortgages notes on land and other debt	368,052	489,602
	$4,690,213	4,194,432
Our Lennar Homebuilding average debt outstanding was $4.7 billion with an average rate for interest incurred of 5.2% for the year ended November 30, 2014, compared to $4.4 billion with an average rate for interest incurred of 5.1% for the year ended November 30, 2013. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2014 was $273.4 million, compared to $261.5 million in 2013. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from debt, as well as borrowings under our unsecured revolving credit facility (the "Credit Facility").
The terms of each of our senior and convertible senior notes outstanding at November 30, 2014 were as follows:

Senior and Convertible Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
5.60% senior notes due 2015	$500,000	$501,400	(3)	April 2005, July 2005
6.50% senior notes due 2016	250,000	248,900	99.873%	April 2006
12.25% senior notes due 2017	400,000	386,700	98.098%	April 2009
4.75% senior notes due 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due 2018 (4)	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(5)	February 2014
4.50% senior notes due 2019	350,000	347,016	100%	November 2014
2.75% convertible senior notes due 2020	446,000	436,400	100%	November 2010
3.25% convertible senior notes due 2021	400,000	391,600	100%	November 2011, December 2011
4.750% senior notes due 2022 (4)	575,000	567,585	(6)	October 2012, February 2013, April 2013

(1)
Interest is payable semi-annually for each of the series of senior and convertible senior notes. The senior and convertible senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.

(2)	We generally use the net proceeds of the sales for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)	We issued $300 million aggregate principal amount at a price of 99.771% and $200 million aggregate principal amount at a price of 101.407%.

(4)
During 2013, we incurred additional interest with respect to the 4.125% senior notes due 2018 and to the 4.750% senior notes due 2022 because the registration statements relating to the notes did not became effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreement related to such notes.

(5)	We issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(6)	We issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.
In September 2014, we retired our $250 million 5.50% senior notes due September 2014 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
The 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. We have the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.
The 2.75% convertible senior notes due 2020 (the "2.75% Convertible Senior Notes") are convertible into cash, shares of Class A common stock or a combination of both, at our election. However, it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the years ended November 30, 2014 and 2013, our volume weighted average stock price was $39.96 and $37.06, respectively, which exceeded the conversion price, thus 9.0 million shares and 8.2 million shares, respectively, were included in the calculation of diluted earnings per share.
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
Certain provisions under Accounting Standards Codification (“ASC”) 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We have applied these provisions to our 2.75% Convertible Senior Notes. At issuance, we estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments that did not have a conversion feature and allocated the residual value to an equity component that represented the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2014 and 2013, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2014 and 2013, the carrying amount of the equity component included in stockholders’ equity was $15.0 million and $30.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $431.0 million and $416.0 million, respectively. During the years ended November 30, 2014 and 2013, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $27.3 million and $26.5 million, respectively.
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
At November 30, 2014, we had a $1.5 billion Credit Facility, which includes a $248 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2014 and 2013, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow from and repay the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of the period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at November 30, 2014. In addition, we had $125 million letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution.
Our performance letters of credit outstanding were $234.1 million and $160.6 million at November 30, 2014 and 2013, respectively. Our financial letters of credit outstanding were $190.4 million and $212.8 million at November 30, 2014 and 2013, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
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
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of November 30, 2014:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2014
Minimum net worth test (1)	$2,248,047	4,099,856
Maximum leverage ratio (2)	65.0%	44.2%
Liquidity test (3)	1.00	3.31

The terms of the minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of November 30, 2014 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement were as follows:

Minimum consolidated tangible net worth
(In thousands)	As of November 30, 2014
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	788,390
Required minimum consolidated tangible net worth per the Credit Agreement	$2,248,047

Consolidated tangible net worth
(In thousands)	As of November 30, 2014
Total equity	$5,251,302
Less: Intangible assets (a)	(51,246)
Tangible net worth as calculated per the Credit Agreement	5,200,056
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(972,494)
Less: Lennar Homebuilding and Lennar Multifamily noncontrolling interests	(127,706)
Consolidated tangible net worth as calculated per the Credit Agreement	$4,099,856
(a)Intangible assets represent the Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our consolidated financial statements as of November 30, 2014. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our consolidated balance sheet as of November 30, 2014.

(2)	The leverage ratio as calculated per the Credit Agreement was as follows:

Leverage ratio:
(Dollars in thousands)	As of November 30, 2014
Lennar Homebuilding senior notes and other debts payable	$4,690,213
Less: Debt of Lennar Homebuilding consolidated entities (a)	(80,351)
Funded debt as calculated per the Credit Agreement	4,609,862
Plus: Financial letters of credit (b)	190,491
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	43,281
Consolidated indebtedness as calculated per the Credit Agreement	4,843,634
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(892,291)
Numerator as calculated per the Credit Agreement	$3,951,343
Denominator as calculated per the Credit Agreement	$8,943,490
Leverage ratio (e)	44.2%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2014.

(b)
As of November 30, 2014, our financial letters of credit outstanding include $190.4 million disclosed in Note 6 of the notes to our consolidated financial statements and $0.1 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $24.5 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $18.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2014.

(d)
As of November 30, 2014, unrestricted cash and cash equivalents include $885.7 million of Lennar Homebuilding cash and cash equivalents, $2.2 million of Lennar Multifamily cash and cash equivalents and $14.4 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement was as follows:

Liquidity test
(Dollars in thousands)	As of November 30, 2014
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$890,545
Consolidated interest incurred as calculated per the Credit Agreement (b)	$269,131
Liquidity (c)	3.31

(a)
Unrestricted cash and cash and cash equivalents at November 30, 2014 for the liquidity test calculation includes $885.7 million of Lennar Homebuilding cash and cash equivalents, plus $2.2 million of Lennar Multifamily cash and cash equivalents, plus $14.4 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $11.7 million of cash and cash equivalents of Lennar Homebuilding and Multifamily consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended November 30, 2014 includes Lennar Homebuilding interest incurred of $273.4 million, plus Lennar Financial Services interest incurred, excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Financial Services segment's warehouse facilities at November 30, 2014, were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2014 (1)	$325,000
364-day warehouse repurchase facility that matures January 2015 (2)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
364-day warehouse repurchase facility that matures June 2015 (3)	150,000
Total	$925,000

(1)
In December 2014, our Lennar Financial Services segment amended its 364-day warehouse repurchase facility that matured in December 2014 increasing the maximum aggregate commitment from $325 million to $350 million through the second quarter of fiscal 2015 and to $450 million for the third and fourth quarter of fiscal 2015. The maturity date was extended to December 2015.

(2)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to fiscal quarter-end through 20 days after fiscal quarter-end.

(3)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning on the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter through 20 days after fiscal quarter-end.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $698.4 million and $374.2 million, at November 30, 2014 and 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $732.1 million and $452.5 million, at November 30, 2014 and 2013, respectively. The combined effective interest rate on the facilities at November 30, 2014 was 2.5%. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid.
As of November 30, 2014 and 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million and $500 million, respectively, to help finance the loans it makes. Rialto uses these warehouse repurchase financing agreements to finance five, seven and ten year commercial first mortgage loans that are originated by RMF, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. Borrowings under these facilities were $141.3 million and $76.0 million as of November 30, 2014 and 2013, respectively.
In November 2013, our Rialto segment issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes at a price of 102.25% of their face value in a private placement. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually. At November 30, 2014 and 2013, the carrying amount of the 7.00% Senior Notes was $351.9 million and $250.0 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. We believe Rialto was in compliance with its debt covenants at November 30, 2014.
In May 2014, Rialto issued $73.8 million principal amount of the Structured Notes collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, Rialto issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of November 30, 2014, there was $58.0 million outstanding related to the Structured Notes.
Changes in Capital Structure
We have a stock repurchase program adopted in 2006, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2014, 2013 and 2012, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2014, the remaining authorized shares that can be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the year ended November 30, 2014, treasury stock decreased by 11.6 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by our Board of Directors, partially offset by activity related to our equity compensation plan. During the year ended November 30, 2013, treasury stock decreased by 0.4 million shares of Class A common stock due to activity related to our equity compensation plan.
During the years ended November 30, 2014, 2013 and 2012, our Class A and Class B common stockholders received a per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2014, we had equity investments in 35 homebuilding and land unconsolidated entities (of which 5 had recourse debt, 6 had non-recourse debt and 24 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
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
Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statement of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2014	2013	2012
Revenues	$263,395	570,910	353,902
Costs and expenses	291,993	425,282	418,905
Other income	—	14,602	10,515
Net earnings (loss) of unconsolidated entities	$(28,598)	160,230	(54,488)
Our share of net earnings (loss)	$(1,323)	32,815	(27,206)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(355)	23,803	(26,672)
Our cumulative share of net earnings - deferred at November 30	$6,593	13,191	1,621
Our investments in unconsolidated entities	$656,837	716,949	562,234
Equity of the unconsolidated entities	$2,278,941	2,513,329	2,111,173
Our investment % in the unconsolidated entities	29%	29%	27%

(1)
For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to our share of operating losses of our Lennar Homebuilding unconsolidated entities, which included $4.6 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, Lennar Homebuilding equity in loss included $12.1 million of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.

Balance Sheets

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$243,597	184,521
Inventories	2,889,267	2,904,795
Other assets	155,470	147,410
	$3,288,334	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$271,638	272,940
Debt	737,755	450,457
Equity	2,278,941	2,513,329
	$3,288,334	3,236,726
As of November 30, 2014 and 2013, our recorded investments in Lennar Homebuilding unconsolidated entities were $656.8 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2014 and 2013 was $722.6 million and $829.5 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities above. In 2014, we entered into a new agreement with the joint venture, which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by us were deconsolidated.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2014	2013
Debt	$737,755	450,457
Equity	2,278,941	2,513,329
Total capital	$3,016,696	2,963,786
Debt to total capital of our unconsolidated entities	24.5%	15.2%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2014	2013
Land development	$535,960	537,548
Homebuilding	120,877	179,401
Total investments	$656,837	716,949

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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

	November 30,
(In thousands)	2014	2013
Lennar’s net recourse exposure	$24,481	27,496
Reimbursement agreements from partners	—	13,500
Lennar’s maximum recourse exposure	$24,481	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$56,573	61,008
Non-recourse land seller debt or other debt	4,022	20,454
Non-recourse debt with completion guarantees	442,854	245,821
Non-recourse debt without completion guarantees	209,825	82,178
Non-recourse debt to Lennar	713,274	409,461
Total debt	$737,755	450,457
Lennar’s maximum recourse exposure as a % of total JV debt	3%	9%
During the year ended November 30, 2014, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $16.5 million, as a result of $1.5 million paid by us primarily through capital contributions to unconsolidated entities and $15.0 million primarily related to the joint ventures selling assets.
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

	November 30,
(In thousands)	2014	2013
Assets	$1,669,285	1,656,065
Liabilities	$557,261	470,975
Equity	$1,112,024	1,185,090
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. As of both November 30, 2014 and 2013, we did not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance.

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
As of November 30, 2014, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of November 30, 2014, in the event we become legally obligated to perform under a guarantee of an obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 6 of the notes to our consolidated financial statements).
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both November 30, 2014 and 2013, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2014 and does not necessarily reflect estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2015	2016	2017	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$24,481	1,320	1,629	10,276	11,256	—
Debt without recourse to Lennar	713,274	11,853	112,585	41,655	542,890	4,291
Total	$737,755	13,173	114,214	51,931	554,146	4,291

(1)	Represents land seller debt and other debt

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2014:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$182,252	1,503,865	11,256	386,608	397,864	1,004,910	28%
Central Park West Holdings	60,683	57,649	—	—	—	52,969	—
Newhall Land Development	60,657	467,417	—	340	340	353,187	—
Runkle Canyon	56,152	113,653	—	—	—	112,304	—
Shipyard Communities (Hunters Point)	48,618	399,528	—	221,071	221,071	150,242	60%
Ballpark Village	42,381	140,983	—	47,000	47,000	92,972	34%
Treasure Island Community Development	28,690	63,174	—	—	—	57,411	—
MS Rialto Residential Holdings	23,208	88,157	—	—	—	82,581	—
Krome Grove Land Trust	21,326	90,622	9,276	19,761	29,037	58,759	33%
Willow Springs Properties	18,960	34,098	—	—	—	32,187	—
10 largest JV investments	542,927	2,959,146	20,532	674,780	695,312	1,997,522	26%
Other JVs	113,910	329,188	3,949	34,203	38,152	281,419	12%
Total	$656,837	3,288,334	24,481	708,983	733,464	2,278,941	24%
Land seller debt and other debt			—	4,291	4,291
Total JV debt			24,481	713,274	737,755

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2014:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	90%	84%	95%	88%
Other JVs	10%	16%	5%	12%
Total	100%	100%	100%	100%
Rialto - Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2014	November 30, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$71,831	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	760,058	100,000	58,242	67,652	53,103
Rialto Mezzanine Partners Fund	2013	251,100	188,600	27,299	20,504	20,226	16,724
Other investments						15,991	9,017
						$175,700	154,573

Rialto's share of earnings from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Rialto Real Estate Fund, LP	$30,612	19,391	21,026
Rialto Real Estate Fund II, LP	15,929	2,523	—
Rialto Mezzanine Partners Fund	1,913	354	—
Other investments	10,823	85	20,457
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483
As manager of Fund I, we are entitled to receive additional revenue through a carried interest if Fund I meets certain performance thresholds. If Fund I had ceased operations and liquidated all its investments at their estimated fair values on November 30, 2014, we would have received $110.0 million with regard to our carried interest. However, Fund I did not cease operations and liquidate its investments on November 30, 2014, and therefore the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $110.0 million. During the year ended November 30, 2014, Rialto received a $34.7 million advanced tax distribution with regard to its carried interest in order to cover the income tax obligation, which resulted from allocations of taxable income to Rialto's general partner interest.
In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment was a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor received management fees for sub-advisory services. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including us. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2012, we contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. During the year ended November 30, 2013, we also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in Rialto revenues.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheet

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$141,609	332,968
Loans receivable	512,034	523,249
Real estate owned	378,702	285,565
Investment securities	795,306	381,555
Investments in partnerships	311,037	149,350
Other assets	45,451	191,624
	$2,184,139	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$20,573	108,514
Notes payable	395,654	398,445
Partner loans	—	163,940
Equity	1,767,912	1,193,412
	$2,184,139	1,864,311

Statements of Operations

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$150,452	251,533	414,027
Costs and expenses	95,629	252,563	243,483
Other income, net (1)	479,929	187,446	713,710
Net earnings of unconsolidated entities	$534,752	186,416	884,254
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483

(1)
Other income, net for the year ended November 30, 2014 included Fund I, Fund II, Mezzanine Fund and other investments realized and unrealized gains on investments as well as other income from REO. Other income, net for the year ended November 30, 2013 included Fund I, Fund II and other investments realized and unrealized gains on investments as well as other income from REO. Other income, net for the year ended November 30, 2012 included the AB PPIP Fund’s mark-to-market unrealized gains and losses, and realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, all of which the Company's portion was a small percentage.

In 2010, the Rialto segment invested in non-investment grade CMBS at a 55% discount to par value. The carrying value of the investment securities at November 30, 2014 and 2013 was $17.3 million and $16.1 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In January 2014, the Rialto segment acquired 100% of the loan servicing business segment of a financial services company (the “Servicer Provider”) in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Servicer Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of Rialto's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the fair value of the assets acquired was $20.8 million, the goodwill recorded was $5.1 million and the fair value of the liabilities assumed was $17.6 million. As of November 30, 2013, the carrying value of the investment in the Servicer Provider was $8.3 million.
Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2014 and 2013, we had equity investments in 26 and 13 unconsolidated entities, respectively, (all of which had non-recourse debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture except for cost overruns relating to the construction of the project. In all cases, we have been required to provide guarantees of completion and cost over-runs to the lenders and partners. These completion guarantees may require us to complete the improvements for which the financing was obtained. Therefore, our risk is limited to our equity contribution, draws on letters of credit and potential future payments under the guarantees of completion and cost over-runs. In certain instances, payments made under the cost over-run guarantee is considered a capital contribution.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at November 30, 2014.
Under the terms of our joint venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentages. Most joint venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return).
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheet

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$25,319	5,800
Operating properties and equipment	637,259	236,528
Other assets	14,742	3,460
	$677,320	245,788
Liabilities and equity:
Accounts payable and other liabilities	$87,151	11,147
Notes payable	163,376	51,604
Equity	426,793	183,037
	$677,320	245,788

Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$4,855	—	—
Costs and expenses	7,435	1,493	29
Other income, net (1)	35,068	—	—
Net earnings (loss) of unconsolidated entities	$32,488	(1,493)	(29)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (2)	$14,454	(271)	(4)
Our investments in unconsolidated entities	$105,674	46,301	3,126
Equity of the unconsolidated entities	$426,793	183,037	18,872
Our investment % in the unconsolidated entities	25%	25%	17%

(1)	Other income, net, included the gains related to the sale of two operating properties during the year ended November 30, 2014.

(2)
For the year ended November 30, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included Lennar Multifamily's share of gains totaling $14.7 million related to the sale of two operating properties by unconsolidated entities. Our share of profits and cash distributions from the sales of the two operating properties was higher compared to our ownership interests in the two unconsolidated entities due to the achievement of specified internal rate of return milestones.

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
When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2014, 2013 and 2012, we wrote-off $4.6 million, $1.9 million and $2.4 million, respectively, of option deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at November 30, 2014 and 2013:

	Controlled Homesites
November 30, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	9,649	93	9,742	45,489	55,231
Central	5,582	1,135	6,717	20,704	27,421
West	2,867	5,358	8,225	38,222	46,447
Southeast Florida	2,860	446	3,306	9,507	12,813
Houston	1,746	3	1,749	11,788	13,537
Other	2,151	—	2,151	6,969	9,120
Total homesites	24,855	7,035	31,890	132,679	164,569

	Controlled Homesites
November 30, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,364	172	6,536	41,660	48,196
Central	6,837	1,135	7,972	20,297	28,269
West	2,794	5,471	8,265	35,609	43,874
Southeast Florida	1,270	326	1,596	8,757	10,353
Houston	2,035	63	2,098	12,075	14,173
Other	1,666	—	1,666	7,245	8,911
Total homesites	20,966	7,167	28,133	125,643	153,776
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with Morgan Stanley & Co., Inc., $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during the year ended November 30, 2014.
In addition to this transaction, during the year ended November 30, 2014, consolidated inventory not owned decreased by $182.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $85.6 million and $129.2 million at November 30, 2014 and 2013, respectively. Additionally, we had posted $34.5 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2014 and 2013, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2014:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,690,213	659,378	829,906	1,776,470	1,424,459
Lennar Financial Services - Notes and other debts payable	704,143	698,446	5,697	—	—
Rialto - Notes and other debts payable (2)	623,246	144,665	125,467	353,114	—
Interest commitments under interest bearing debt (3)	1,016,560	259,522	412,249	217,886	126,903
Operating leases	137,114	34,358	52,219	33,879	16,658
Other contractual obligations (4)	162,553	162,553	—	—	—
Total contractual obligations (5)	$7,333,829	1,958,922	1,425,538	2,381,349	1,568,020

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

(2)
Amount includes notes payable and other debts payable of $351.9 million related to Rialto's 7.00% Senior Notes, $60.6 million related to Rialto's 5-year senior unsecured note, $141.3 million related to the RMF warehouse repurchase financing agreements and $58.0 million related to Rialto's Structured Notes with an estimated final payment date of December 15, 2015.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2014.

(4)
Amount includes $41.8 million of commitments to fund Rialto's Fund II, $6.8 million of commitments to fund Rialto's Mezzanine Fund, $44.0 million of commitments to fund loans to RMF and $70.0 million of remaining commitments to fund a homebuilding unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $38.7 million as of November 30, 2014, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At November 30, 2014, we had access to 31,890 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2014, we had $85.6 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $34.5 million of letters of credit in lieu of cash deposits under certain option contracts.
At November 30, 2014, we had letters of credit outstanding in the amount of $424.6 million (which included the $34.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2014, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $923.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2014, there were approximately $363.7 million, or 39%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.5 billion at November 30, 2014. Loans in process for which interest rates were committed to the borrowers totaled approximately $395.2 million as of November 30, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2014, we had open commitments amounting to $771.0 million to sell MBS with varying settlement dates through February 2015.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Rialto activities, Lennar Multifamily activities and general operating needs primarily with cash generated from operations, debt and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We tried to manage the financial risks of adverse market conditions associated with land holdings by what we believed to be prudent underwriting of land purchases in areas we viewed as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered from 2007 to 2010.

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

Interest Rates and Changing Prices
Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements
See Note 1 of the notes to our consolidated financial statements for a comprehensive list of new accounting pronouncements.

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
Valuation of Deferred Tax Assets
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of income tax expense.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by us based on the consolidation of all available positive and negative evidence using a "more-likely-than-not" standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.
We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because of the judgment required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, which may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events.
Goodwill
At November 30, 2014 and 2013, our goodwill was $44.3 million and $34.0 million. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.
We review goodwill annually (or whenever indicators of impairment exist) for impairment. We evaluated the carrying value of our Lennar Financial Services and Rialto segments' goodwill in the fourth quarter of 2014. We estimated the fair value of our Lennar Financial Services title and and mortgage operations and Rialto operations based on the income approach and concluded that a goodwill impairment was not required for 2014. During the years ended November 30, 2014, 2013 and 2012, we did not record goodwill impairment charges.
The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. We used a discounted cash flow method when applying the income approach. This analysis includes operating income, interest expense, taxes and incremental working capital as well as other factors. The projections used in the analysis are for a five-year period and represent what we consider to be normalized earnings.
In determining the fair value of our Lennar Financial Services title and mortgage operations and Rialto operations under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and operating profit margin. The impact of a change in any of our significant underlying assumptions +/- 1% would not result in a materially different fair value.
As of both November 30, 2014 and 2013, there were no significant identifiable intangible assets, other than goodwill.

Lennar Homebuilding and Lennar Multifamily Operations
Lennar Homebuilding Revenue Recognition
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
Lennar Multifamily Revenue Recognition
Our Lennar Multifamily segment provides management services with respect to the development, construction and management of rental projects in joint ventures in which we have investments. As a result, our Lennar Multifamily segment earns and receives fees, which are based upon a stated percentage of development and construction costs. These fees are included in Lennar Multifamily revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. In addition, our Lennar Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed under the percentage of completion method. We believe that the accounting policy related to Lennar Multifamily revenue recognition is a critical accounting policy because it represents a significant portion of our Lennar Multifamily's revenues and is expected to continue to grow in the future as the segment construct more rental properties.
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 622 and 535 active communities, excluding unconsolidated entities, as of November 30, 2014 and 2013, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. For the year ended November 30, 2014, revenues and gross margins have increased for all of our homebuilding segments and Homebuilding Other, except for the gross margins of our Lennar Homebuilding West segment, compared to the year ended November 30, 2013, primarily due to an increase in home deliveries and an increase in the average sales price of homes delivered .
We estimate the fair value of our communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, during the downturn in the housing market, we found ways to reduce our construction costs in many communities, and this reduction in construction costs in addition to changes in product type in many communities impacted future estimated cash flows.
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
In order to arrive at our assumed costs to build and deliver our homes, we generally assume a cost structure reflecting contracts currently in place with our vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Those costs assumed are used in our cash flow models for our communities.
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
We estimate the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, market deterioration or changes in our assumptions may lead us to incur additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired, but for which indicators of impairment may arise if market deterioration occurs.
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
Product Warranty
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
At November 30, 2014, the reserve for warranty costs was $115.9 million, which included $12.7 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to specific claims related to certain of our homebuilding communities and other adjustments. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction of multifamily rental properties. Our Lennar Homebuilding partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. Our Lennar Multifamily partners are all financial partners.
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 4 and Note 9 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Lennar Homebuilding unconsolidated entities and all of our Lennar Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
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
As of November 30, 2014, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2014, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $3.3 billion and total liabilities of $1.0 billion. At November 30, 2014, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $677.3 million and total liabilities of $250.5 million.
We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the fair value of our investment in the unconsolidated entity below its carrying amount has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
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

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.
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
Generally, all major decision making in our joint ventures is shared among all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and other partners. Generally, we purchase less than a majority of the JV’s assets and the purchase prices under our option contracts are believed to be at market.
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

Lennar Financial Services Operations
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
Loan Origination Liabilities
Substantially all of the loans our Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties related to loan sales. During recent years there has been an increased industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements.

Our mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. We establish reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While we believe that we have adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the loan origination losses is a critical accounting estimate.

Rialto Operations
Management Fees Revenue
Our Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to our Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized at the end of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. We believe the way we record Rialto management fees revenue is a significant accounting policy because it represents a significant portion of our Rialto segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Loans Receivable - Revenue Recognition
All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that we would be unable to collect all contractually required principal and interest payments were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence regarding each of the loans, the underlying properties and the borrowers. We determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions or loan performance.
Under ASC 310-30, loans were pooled together according to common risk characteristics. A pool is then accounted for as a single asset with a single component interest rate and as aggregate expectation of cash flows. The excess of the cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheets. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent significant decreases to the expected cash flows will generally result in a charge to the provision for loan losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent probable and significant increases in the cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Amounts related to the ASC 310-30 loans are estimates and may change as we obtain additional information related to the respective loans and the inherent uncertainty associated with estimating the amount and timing of the expected cash flows associated with distressed residential and commercial real estate loans. The timing and amount of expected cash flows and related accretable yield can also be impacted by disposal of loans, loan payoffs or expected foreclosures, which result in removal of the loans from the pools. Since the cash flows are based on projections, they are subjective and can change due to unexpected changes in economic conditions and loan performance. During the fourth quarter of 2014, in an effort to better reflect the performance of the loan portfolios, we changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. At November 30, 2014, these loans were classified as nonaccrual loans.
We believe that the accounting related to loans with deteriorated credit quality and that the accounting for accretable yield are critical accounting policies because of the significant judgment involved.
Nonaccrual Loans - Revenue Recognition and Impairment
For loans in which forecasted principal and interest could not be reasonably estimated at the loan acquisition date, management classified these loans as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investments in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less estimated costs to sell.
We believe that the accounting for nonaccrual loans is a critical accounting estimate because of the significant judgment involved.
As described above, during the fourth quarter of 2014, in an effort to better reflect the performance of the loan portfolios accounted under ASC 310-30, we changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonable estimated. At November 30, 2014, those loans that were accounted under ASC 310-30 were classified as nonaccrual loans.
Real Estate Owned
REO represents real estate that our Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, we analyze historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, we then calculate our best estimate of fair value, which can include projected cash flows discounted at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by our Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain on foreclosure in our consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as an impairment in our consolidated statement of operations.
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its carrying value or current fair value, less estimated costs to sell if classified as held-for-sale. Held-and-used assets are tested for recoverability whenever changes in circumstances indicate that the carrying value may not be recoverable, and impairment losses are recorded for any amount by which the carrying value exceeds its fair value. Any subsequent impairment losses, operating expenses or income, and gains and losses on disposition of such properties are also recognized in our Rialto other income (expense), net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized.
We believe that the accounting related to REO is a critical accounting policy because of the significant judgment required in the third-party appraisals and/or internally prepared analysis of recent offers or prices of comparable properties in the proximate vicinity used to estimate the fair value of REOs.

Rialto Mortgage Finance - Loans Held-for Sale
The originated mortgage loans are classified as loans held-for-sale on the consolidated balance sheets and are recorded at fair value. We elected the fair value option for RMF's loans held-for-sale in accordance with ASC 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Changes in fair values of the loans are reflected in our Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded within Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, we remain liable for certain limited industry-standard representations and warranties related to loan sales. We recognize revenue on the sale of loans into securitizations trusts when control of the loans has been relinquished.
We believe this is a critical accounting policy due to the significant judgment involved in estimating the fair values of loans held-for-sale during the period between time the loan is originated and the time the loan is sold and of its significance to our Rialto segment.
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
The FDIC does not have the unilateral power to terminate our role in managing the LLCs and servicing the loan portfolios. While the FDIC has the right to prevent certain types of transactions (i.e., bulk sales, selling assets with recourse back to the selling entity, selling assets with representations and warranties and financing the sales of assets without the FDIC’s approval), the FDIC does not have full voting or blocking rights over the LLCs’ activities, making their voting rights protective in nature, not substantive participating voting rights. Other than as described in the preceding sentence, which are not the primary activities of the LLCs, we can cause the LLCs to enter into both the disposition and restructuring of loans without any involvement of the FDIC. Additionally, the FDIC has no voting rights with regard to the operation/management of the operating properties that are acquired upon foreclosure of loans (e.g. REO) and no voting rights over the business plans of the LLCs. The FDIC can make suggestions regarding the business plans, but we can decide not to follow the FDIC’s suggestions and not to incorporate them in the business plans. Since the FDIC’s voting rights are protective in nature and not substantive participating voting rights, we have the power to direct the activities that most significantly impact the LLCs’ economic performance.
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
We are aware that the FDIC, as the owner of 60% of the equity of each of the LLCs, may also have an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs. However, in accordance with ASC 810-10-25-38A, only one enterprise, if any, is expected to be identified as the primary beneficiary of a VIE.
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
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. The table below provides information at November 30, 2014 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2014. Weighted average variable interest rates are based on the variable interest rates at November 30, 2014. Rialto loans receivable, net are not included in the table below because these loans were acquired having deteriorated credit quality, thus, we believe they are not sensitive to changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 15 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2014

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	2014
ASSETS
Rialto:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	17.3	17.3	17.2
Average interest rate	—	—	—	—	—	4.0%	4.0%	—
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	113.6	113.6	113.6
Average interest rate	—	—	—	—	—	4.7%	4.7%	—
Lennar Financial Services:
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	676.2	676.2	676.2
Average interest rate	—	—	—	—	—	4.1%	4.1%	—
Variable rate	$—	—	—	—	—	62.2	62.2	62.2
Average interest rate	—	—	—	—	—	3.2%	3.2%	—
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$20.2	13.3	6.2	0.8	1.8	26.2	68.5	68.3
Average interest rate	1.2%	1.2%	2.0%	5.5%	3.6%	5.3%	3.0%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	2.9	3.4	3.5
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$614.0	294.9	401.2	651.0	1,125.5	1,424.4	4,511.0	5,576.1
Average interest rate	5.4%	6.1%	12.1%	5.6%	4.4%	3.8%	5.3%	—
Variable rate	$45.4	122.9	10.9	—	—	—	179.2	184.0
Average interest rate	3.3%	2.2%	2.5%	—	—	—	2.5%	—
Rialto:
Notes and other debts payable:
Fixed rate	$3.4	63.7	1.1	353.1	—	—	421.3	441.7
Average interest rate	7.3%	3.8%	5.9%	5.2%	—	—	5.0%	—
Variable rate	$141.3	30.3	30.3	—	—	—	201.9	198.6
Average interest rate	2.5%	4.5%	4.5%	—	—	—	3.1%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$698.4	—	5.7	—	—	—	704.1	704.1
Average interest rate	2.5%	—	10.0%	—	—	—	2.5%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 23, 2015

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2014 and 2013

	2014 (1)	2013 (1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$885,729	695,424
Restricted cash	9,849	36,150
Receivables, net	93,444	51,935
Inventories:
Finished homes and construction in progress	3,082,345	2,269,116
Land and land under development	4,601,802	3,871,773
Consolidated inventory not owned	52,453	460,159
Total inventories	7,736,600	6,601,048
Investments in unconsolidated entities	656,837	716,949
Other assets	672,589	748,629
	10,055,048	8,850,135
Rialto:
Cash and cash equivalents	303,889	201,496
Restricted cash	46,975	2,593
Receivables, net	153,773	111,833
Loans receivable, net	130,105	278,392
Loans held-for-sale	113,596	44,228
Real estate owned - held-for-sale	190,535	197,851
Real estate owned - held-and-used, net	255,795	428,989
Investments in unconsolidated entities	175,700	154,573
Other assets	87,784	59,358
	1,458,152	1,479,313
Lennar Financial Services	1,177,053	796,710
Lennar Multifamily	268,014	147,089
Total assets	$12,958,267	11,273,247

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2014, total assets include $929.1 million related to consolidated VIEs of which $11.7 million is included in Lennar Homebuilding cash and cash equivalents, $0.3 million in restricted cash, $0.2 million in Lennar Homebuilding receivables, net, $0.2 million in Lennar Homebuilding finished homes and construction in progress, $208.2 million in Lennar Homebuilding land and land under development, $52.5 million in Lennar Homebuilding consolidated inventory not owned, $23.9 million in Lennar Homebuilding investments in unconsolidated entities, $104.6 million in Lennar Homebuilding other assets, $75.8 million in Rialto cash and cash equivalents, $128.9 million in Rialto loans receivable, net, $128.2 million in Rialto real estate owned held-for-sale, $172.7 million in Rialto real estate owned held-and-used, net, $0.7 million in Rialto investments in unconsolidated entities, $2.1 million in Rialto other assets and $19.2 million in Lennar Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2014 and 2013

	2014 (2)	2013 (2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$412,558	271,365
Liabilities related to consolidated inventory not owned	45,028	384,876
Senior notes and other debts payable	4,690,213	4,194,432
Other liabilities	863,236	712,931
	6,011,035	5,563,604
Rialto	747,044	497,008
Lennar Financial Services	896,643	543,639
Lennar Multifamily	52,243	41,526
Total liabilities	7,706,965	6,645,777
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2014 and 2013 - 300,000,000 shares; Issued: 2014 - 174,241,570 shares; 2013 - 184,833,120 shares	17,424	18,483
Class B common stock of $0.10 par value per share; Authorized: 2014 and 2013 - 90,000,000 shares, Issued: 2014 - 32,982,815 shares; 2013 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,239,704	2,721,246
Retained earnings	2,660,034	2,053,893
Treasury stock, at cost; 2014 - 505,420 shares of Class A common stock and 1,679,620 shares of Class B common stock; 2013 - 12,063,466 shares of Class A common stock and 1,679,620 shares of Class B common stock	(93,440)	(628,019)
Total stockholders’ equity	4,827,020	4,168,901
Noncontrolling interests	424,282	458,569
Total equity	5,251,302	4,627,470
Total liabilities and equity	$12,958,267	11,273,247

(2)
As of November 30, 2014, total liabilities include $149.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $6.8 million is included in Lennar Homebuilding accounts payable, $45.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $61.6 million in Lennar Homebuilding senior notes and other debts payable, $14.8 million in Lennar Homebuilding other liabilities and $21.5 million in Rialto liabilities.

As of November 30, 2013, total liabilities include $294.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.0 million is included in Lennar Homebuilding accounts payable, $191.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $75.1 million in Lennar Homebuilding senior notes and other debts payable, $4.9 million in Lennar Homebuilding other liabilities and $20.2 million in Rialto liabilities.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended November 30, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$7,025,130	5,354,947	3,581,232
Lennar Financial Services	454,381	427,342	384,618
Rialto	230,521	138,060	138,856
Lennar Multifamily	69,780	14,746	426
Total revenues	7,779,812	5,935,095	4,105,132
Cost and expenses:
Lennar Homebuilding (1)	5,962,029	4,579,108	3,216,366
Lennar Financial Services	374,243	341,556	299,836
Rialto	249,114	151,072	138,990
Lennar Multifamily	95,227	31,463	6,306
Corporate general and administrative	177,161	146,060	127,338
Total costs and expenses	6,857,774	5,249,259	3,788,836
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	(355)	23,803	(26,672)
Lennar Homebuilding other income, net (3)	7,526	27,346	15,144
Other interest expense	(36,551)	(93,913)	(94,353)
Rialto equity in earnings from unconsolidated entities	59,277	22,353	41,483
Rialto other income (expense), net	3,395	16,787	(29,780)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,454	(271)	(4)
Earnings before income taxes	969,784	681,941	222,114
(Provision) benefit for income taxes	(341,091)	(177,015)	435,218
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	628,693	504,926	657,332
Less: Net earnings (loss) attributable to noncontrolling interests (4)	(10,223)	25,252	(21,792)
Net earnings attributable to Lennar	$638,916	479,674	679,124
Basic earnings per share	$3.12	2.48	3.58
Diluted earnings per share	$2.80	2.15	3.11
Comprehensive earnings attributable to Lennar	$638,916	479,674	679,124
Comprehensive earnings (loss) attributable to noncontrolling interests	$(10,223)	25,252	(21,792)

(1)
Lennar Homebuilding costs and expenses included $9.9 million, $7.5 million and $15.6 million, respectively, of inventory valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2014, 2013 and 2012.

(2)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities included $4.6 million and $12.1 million of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the years ended November 30, 2014 and 2012, respectively.

(3)	Lennar Homebuilding other income, net included $3.2 million in write-offs of other receivables and valuation adjustments of other assets for the year ended November 30, 2014.

(4)
Net earnings (loss) attributable to noncontrolling interests for the years ended November 30, 2014, 2013 and 2012 included ($22.5) million, $6.2 million and ($14.4) million, respectively, of net earnings (loss) related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Class A common stock:
Beginning balance	$18,483	17,240	16,910
Employee stock and director plans	114	243	330
Retirement of treasury stock	(1,173)	—	—
Conversion of 2.00% convertible senior notes due 2020 to shares of Class A common stock	—	1,000	—
Balance at November 30,	17,424	18,483	17,240

Class B common stock	3,298	3,298	3,298

Additional paid-in capital:
Beginning balance	2,721,246	2,421,941	2,341,079
Employee stock and director plans	1,514	17,423	29,006
Retirement of treasury stock	(541,019)	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of 2.00% convertible senior notes due 2020	17,382	17,162	22,544
Amortization of restricted stock and performance-based stock options	40,581	33,559	29,312
Conversion of 2.00% convertible senior notes due 2020 to shares of Class A common stock	—	293,106	—
Equity adjustment related to purchase of noncontrolling interests	—	(61,945)	—
Balance at November 30,	2,239,704	2,721,246	2,421,941
Retained Earnings:
Beginning balance	2,053,893	1,605,131	956,401
Net earnings attributable to Lennar	638,916	479,674	679,124
Cash dividends - Class A common stock	(27,766)	(25,635)	(25,387)
Cash dividends - Class B common stock	(5,009)	(5,277)	(5,007)
Balance at November 30,	2,660,034	2,053,893	1,605,131
Treasury stock, at cost:
Beginning balance	(628,019)	(632,846)	(621,220)
Employee stock and directors plans	(7,613)	4,827	(17,149)
Retirement of treasury stock	542,192	—	—
Reissuance of treasury stock	—	—	5,523
Balance at November 30,	(93,440)	(628,019)	(632,846)
Total stockholders’ equity	4,827,020	4,168,901	3,414,764
Noncontrolling interests:
Beginning balance	458,569	586,444	607,057
Net earnings (loss) attributable to noncontrolling interests	(10,223)	25,252	(21,792)
Receipts related to noncontrolling interests	12,859	8,236	1,659
Payments related to noncontrolling interests	(155,625)	(201,655)	(480)
Non-cash consolidations	118,272	2,242	—
Non-cash purchase or activity of noncontrolling interests	430	(63,500)	—
Equity adjustment related to purchase of noncontrolling interests	—	101,550	—
Balance at November 30,	424,282	458,569	586,444
Total equity	$5,251,302	4,627,470	4,001,208
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$628,693	504,926	657,332
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	38,542	30,349	28,081
Amortization of discount/premium on debt, net	21,387	23,497	21,450
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	355	(23,803)	26,672
Distributions of earnings from Lennar Homebuilding unconsolidated entities	5,316	3,381	1,005
Rialto equity in earnings from unconsolidated entities	(59,277)	(22,353)	(41,483)
Distributions of earnings from Rialto unconsolidated entities	2,466	648	18,399
Lennar Multifamily equity in (earnings) loss from unconsolidated entities	(14,454)	271	4
Distributions of earnings from Lennar Multifamily unconsolidated entities	14,469	—	—
Share-based compensation expense	40,718	33,689	31,745
Tax benefit from share-based awards	—	17,162	22,544
Excess tax benefits from share-based awards	(7,497)	(10,148)	(10,814)
Deferred income tax (benefit) expense	75,324	151,619	(467,561)
Gain on retirement of Lennar Homebuilding debt	—	(1,000)	(988)
Gain on retirement of Rialto notes payable	(4,555)	—	—
Gain on sale of operating property and equipment	—	(14,432)	—
Loss on retirement of Lennar Homebuilding senior notes	—	—	6,510
Unrealized and realized gains on Rialto real estate owned, net	(36,901)	(48,358)	(19,771)
Unrealized gain on Rialto bargain purchase acquisition	—	(8,532)	—
Impairments of Rialto loans receivable and real estate owned, net	76,450	32,229	37,248
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	13,088	8,435	16,647
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(18,930)	(6,430)	3,841
(Increase) decrease in receivables	(113,001)	(62,708)	17,370
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,367,415)	(1,627,136)	(563,051)
(Increase) decrease in other assets	(13,990)	4,279	(35,041)
Increase in Rialto loans held-for-sale	(69,269)	(44,000)	—
(Increase) decrease in Lennar Financial Services loans held-for-sale	(326,094)	86,130	(202,916)
Increase in accounts payable and other liabilities	326,087	164,571	28,129
Net cash used in operating activities	(788,488)	(807,714)	(424,648)
Cash flows from investing activities:
Decrease (increase) in restricted cash related to LOCs	$37	(21,527)	—
Net additions of operating properties and equipment	(22,599)	(8,126)	(2,822)
Proceeds from the sale of operating properties and equipment	43,937	140,564	—
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(87,501)	(57,067)	(72,611)
Distributions of capital from Lennar Homebuilding unconsolidated entities	143,451	158,076	34,030
Investments in and contributions to Rialto unconsolidated entities	(41,523)	(66,953)	(43,555)
Distributions of capital from Rialto unconsolidated entities	68,914	42,556	83,368
Investments in and contributions to Lennar Multifamily unconsolidated entities	(30,759)	(22,748)	—
Distributions of capital from Lennar Multifamily unconsolidated entities	66,941	38,857	10,626
Decrease (increase) in Rialto defeasance cash to retire notes payable	—	223,813	(4,427)
Receipts of principal payments on Rialto loans receivable	24,019	66,788	81,648
Proceeds from sales of Rialto real estate owned	269,698	239,215	183,883
Purchases of commercial mortgage-backed securities bond	(8,705)	—	—
Proceeds from sale of commercial mortgage-backed securities bond	9,171	—	—
Improvements to Rialto real estate owned	(14,278)	(9,407)	(13,945)
Purchases of loans receivables	—	(5,450)	—
Purchases of Lennar Homebuilding investments available-for-sale	(21,274)	(28,708)	(11,403)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	51,934	5,906	14,486
Acquisitions, net of cash acquired	(5,489)	(5,623)	—
Increase in Rialto loans held-for-investment, net	(7,000)	—	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	1,102	(730)	2,919
Purchases of Lennar Financial Services investment securities	(40,627)	(30,333)	(51,138)
Proceeds from maturities of Lennar Financial Services investments securities	38,910	30,146	34,232
Net cash provided by investing activities	438,359	689,249	245,291

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Years Ended November 30, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	$324,281	(83,828)	47,860
Net borrowings under Rialto warehouse repurchase facilities	65,254	76,017	—
Proceeds from Lennar Homebuilding senior notes	850,500	500,000	750,000
Proceeds from Lennar Homebuilding convertible senior notes	—	—	50,000
Proceeds from Rialto senior notes	104,525	250,000	—
Proceeds from Rialto structured notes	94,444	—	—
Debt issuance costs of senior notes and convertible senior notes	(9,989)	(12,935)	(9,118)
Redemption and partial redemption of senior notes	(250,000)	(63,751)	(210,862)
Principal payments on Rialto structured notes	(36,509)	—	—
Principal repayments on Rialto notes payable	(39,370)	(471,255)	(191,221)
Proceeds from other borrowings	34,424	92,596	41,500
Principal payments on other borrowings	(299,713)	(287,359)	(97,891)
Exercise of land option contracts from an unconsolidated land investment venture	(1,540)	(28,869)	(50,396)
Receipts related to noncontrolling interests	12,859	8,236	1,659
Payments related to noncontrolling interests	(155,625)	(201,655)	(480)
Excess tax benefits from share-based awards	7,497	10,148	10,814
Common stock:
Issuances	13,599	34,114	32,174
Repurchases	(20,424)	(12,320)	(17,149)
Dividends	(32,775)	(30,912)	(30,394)
Net cash provided by (used in) financing activities	661,438	(221,773)	326,496
Net increase (decrease) in cash and cash equivalents	311,309	(340,238)	147,139
Cash and cash equivalents at beginning of year	970,505	1,310,743	1,163,604
Cash and cash equivalents at end of year	$1,281,814	970,505	1,310,743
Summary of cash and cash equivalents:
Lennar Homebuilding	$885,729	695,424	1,146,302
Lennar Financial Services	90,010	73,066	58,566
Rialto	303,889	201,496	105,310
Lennar Multifamily	2,186	519	565
	$1,281,814	970,505	1,310,743

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$68,366	112,694	108,879
Cash paid for income taxes, net	$202,374	11,433	26,687

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$129,881	167,134	89,063
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$10,844	227,243	720
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	—	103,114
Non-cash purchases of investments available-for-sale	$—	—	12,520
Non-cash reduction of equity due to purchase of noncontrolling interest	$—	101,550	—
Non-cash purchase of noncontrolling interests	$—	63,500	—
Non-cash contributions to Lennar Multifamily unconsolidated entities	$95,288	59,555	13,674
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$57,390	70,237	183,911
Real estate owned acquired in bargain purchase acquisition	$—	31,818	—
Net liabilities assumed in bargain purchase acquisition	$—	6,200	—
Non-cash acquisition of Servicer Provider	$8,317	—	—
Reductions in loans receivable from deficiency settlements	$—	619	3,068
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$5,697	—	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$155,021	—	—
Investments in unconsolidated entities	$(30,647)	—	—
Other assets	$(7,218)	—	—
Noncontrolling interests	$(117,156)	—	—

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $45.2 million, $31.9 million and $33.0 million for the years ended November 30, 2014, 2013 and 2012, respectively.
Share-Based Payments
The Company has share-based awards outstanding under the 2007 Equity Incentive Plan (the "Plan"), which provides for the granting of stock options, stock appreciation rights, restricted common stock (“nonvested shares”) and other shared based awards to officers, associates and directors. The exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the Plan based on the estimated grant date fair value.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2014 and 2013 included $263.2 million and $172.3 million, respectively, of cash held in escrow for approximately three days.
Restricted Cash
Lennar Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Rialto restricted cash consists of cash held in escrow by the Company's loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between transacting parties.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 622 and 535 active communities, excluding unconsolidated entities, as of November 30, 2014 and 2013, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, during the downturn in the housing market, the Company found ways to reduce its construction costs in many communities, and this reduction in construction costs in addition to changes in product type in many communities impacted future estimated cash flows.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trend and adjusts its historical information accordingly in order to develop assumptions on the projected sales prices in the cash flow model for a community.
In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Those costs assumed are used in the cash flow model for the Company’s communities.
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
The Company estimates the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. For example, market deterioration or changes in assumptions may lead the Company to incur additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if market deterioration occurs.
For November 30, 2014, the Company reviewed its communities for potential indicators of impairments and identified 26 homebuilding communities with 1,774 homesites and a carrying value of $145.3 million as having potential indicators of impairment. Of those communities, the Company recorded valuation adjustments of $2.9 million on 120 homesites in one community with a carrying value of $8.1 million.
For November 30, 2013, the Company reviewed its communities for potential indicators of impairments and identified 35 homebuilding communities with 1,515 homesites and a carrying value of $130.5 million as having potential indicators of impairment. Of those communities, the Company recorded valuation adjustments of $4.5 million on 99 homesites in 3 communities with a carrying value of $16.5 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2014, 2013 and 2012:

	November 30,
	2014	2013			2012
Unobservable inputs		Range			Range
Average selling price	$164,000	$163,000	-	$279,000	$83,000	-	$340,000
Absorption rate per quarter (homes)	12	2	-	34	1	-	20
Discount rate	20%	20%			20%
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the fair value of the Company’s investment in the unconsolidated entity below its carrying amount has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
The evaluation of the Company’s investments in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.
The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Lennar Homebuilding unconsolidated entities or assets by Lennar Multifamily unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company's Lennar Homebuilding or Lennar Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its Lennar Homebuilding or Lennar Multifamily investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income, net or in Lennar Multifamily costs and expenses.
Additionally, the Company considers various qualitative factors to determine if a decrease in the value of an investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.
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
The Company’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management and development agreements between the Company and a VIE, (4) loans provided by the Company to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. The Company examines specific criteria and uses its judgment when determining if it is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality, if any, between the Company and the other partner(s) and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether the Company is the primary beneficiary may require it to exercise significant judgment.
Generally, all major decision making in the Company’s joint ventures is shared among all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by the Company are nominal and believed to be at market and there is no significant economic disproportionality between the Company and other partners. Generally, the Company purchases less than a majority of the JV’s assets and the purchase prices under its option contracts are believed to be at market.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
At November 30, 2014 and 2013, the Lennar Homebuilding segment had available-for-sale securities totaling $0.5 million and $40.0 million, respectively, included in Lennar Homebuilding other assets, which consist primarily of investments in community development district bonds that mature in 2039. Certain of these bonds are in default by the borrower, which may allow the Company to foreclose on the underlying real estate collateral. Unrealized holding gain (losses) during the years ended November 30, 2014 and 2013 were deferred as a result of the Company's continuing involvement in the underlying collateral, thus no gains were recognized during the years ended November 30, 2014 and 2013. At November 30, 2014 and 2013, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $45.0 million and $62.3 million, respectively. The Lennar Financial Services held-to-maturity securities consist mainly of corporate bonds, certificates of deposit and U.S. treasury securities that mature at various dates within a year. In addition, at November 30, 2014 and 2013, the Rialto segment had investment securities classified as held-to-maturity totaling $17.3 million and $16.1 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities (“CMBS”). At both November 30, 2014 and 2013, the Company had no investment securities classified as trading.
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
The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment. The Company evaluated the carrying value of the Lennar Financial Services and Rialto segments' goodwill in the fourth quarter of 2014. The Company estimated the fair value of Lennar Financial Services title and mortgage operations and Rialto operations based on the income approach and concluded that a goodwill impairment was not required for 2014. As of both November 30, 2014 and 2013, there were no significant identifiable intangible assets, other than goodwill.
At both November 30, 2014 and 2013, accumulated goodwill impairments totaled $217.4 million, which includes $27.2 million and $190.2 million of previous Lennar Financial Services and Lennar Homebuilding goodwill impairments, respectively. At November 30, 2014, goodwill was $44.3 million, of which $38.9 million related to the Lennar Financial Services segment and $5.4 million related to the Rialto segment. At November 30, 2013, goodwill was $34.0 million, all of which related to the Lennar Financial Services segment. The changes in goodwill were due to the acquisitions of a Colorado-based mortgage company by Lennar Financial Services and of the 100% acquisition of the loan servicing business segment of a financial services company (the "Servicer Provider") in which a subsidiary of Rialto had an approximately 5% investment at the time of acquisition.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and Real Estate Taxes
Interest and real estate taxes attributable to land and homes are capitalized as inventory costs while they are being actively developed. Interest related to homebuilding and land, including interest costs relieved from inventories, is included in cost of homes sold and cost of land sold. Interest expense related to the Lennar Financial Services operations is included in its costs and expenses.
During the years ended November 30, 2014, 2013 and 2012, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $273.4 million, $261.5 million and $222.0 million, respectively; interest capitalized into inventories was $236.9 million, $167.6 million and $127.7 million, respectively.
Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Interest expense in cost of homes sold	$161,371	117,781	85,125
Interest expense in cost of land sold	3,617	2,562	1,907
Other interest expense	36,551	93,913	94,353
Total interest expense	$201,539	214,256	181,385
Income Taxes
The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of income tax expense.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Company based on the consideration of all available positive and negative evidence using a "more-likely-than-not" standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2014 and 2013, the Company's net deferred tax assets included a valuation allowance of $8.0 million and $12.7 million, respectively. See Note 10 for additional information.

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

	November 30,
(In thousands)	2014	2013
Warranty reserve, beginning of period	$102,580	84,188
Warranties issued	60,856	50,695
Adjustments to pre-existing warranties from changes in estimates (1)	12,685	19,687
Payments	(60,194)	(51,990)
Warranty reserve, end of period	$115,927	102,580

(1)
The adjustments to pre-existing warranties from changes in estimates during the year ended November 30, 2014 and 2013 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2014 and 2013 was $103.2 million and $108.7 million, respectively, of which $69.3 million and $74.5 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Revenue Recognition
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held-for-Sale
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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale and Financial Services other assets as of November 30, 2014 and 2013. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2014 and 2013, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $738.4 million and $414.2 million, respectively, and an aggregate outstanding principal balance of $706.0 million and $399.0 million at November 30, 2014 and 2013, respectively.
Provision for Losses
Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. During recent years there has been an increased industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	November 30,
(In thousands)	2014	2013
Loan origination liabilities, beginning of year	$9,311	7,250
Provision for losses (1)	2,908	2,427
Payments/settlements	(401)	(366)
Loan origination liabilities, end of year	$11,818	9,311

(1)
Provision for losses included adjustments to pre-existing provisions for losses from changes in estimates. For the year ended November 30, 2013, provision for losses included an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded due to an increase in potential issues identified by certain investors.

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
Loans Held-for-Investment, Net
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans was as follows:

	November 30,
(In thousands)	2014	2013
Impaired loans unpaid principal balance	$7,576	7,897
Valuation allowance	(3,730)	(3,891)
Investment in impaired loans	$3,846	4,006
The average recorded investment in impaired loans totaled approximately $3.9 million and $3.5 million, for the years ended November 30, 2014 and 2013, respectively.
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
Rialto
Management Fees Revenue
The Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to the Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized at the end of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited.
Loans Receivable – Revenue Recognition
All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence regarding each of the loans, the underlying properties and the borrowers. The Company determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions or loan performance.
Under ASC 310-30, loans were pooled together according to common risk characteristics. A pool is then accounted for as a single asset with a single component interest rate and as aggregate expectation of cash flows. The excess of the cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheets. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent significant decreases to the expected cash flows will generally result in a charge to the provision for loan losses,

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent probable and significant increases in the cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Amounts related to the ASC 310-30 loans are estimates and may change as we obtain additional information related to the respective loans and the inherent uncertainty associated with estimating the amount and timing of the expected cash flows associated with distressed residential and commercial real estate loans. The timing and amount of expected cash flows and related accretable yield can also be impacted by disposal of loans, loan payoffs or expected foreclosures, which result in removal of the loans from the pools. Since the cash flows are based on projections, they are subjective and can change due to unexpected changes in economic conditions and loan performance. During the fourth quarter of 2014, in an effort to better reflect the performance of the loan portfolios, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. At November 30, 2014, these loans were classified as nonaccrual loans.
Nonaccrual Loans- Revenue Recognition & Impairment
At November 30, 2014 and 2013, there were loans receivable with a carrying value of $130.1 million and $8.3 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.
Real Estate Owned
Real estate owned (“REO”) represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the year ended November 30, 2014, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure in the Company’s consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is generally recorded as a provision for loan losses in the Company’s consolidated statement of operations.
At times, the Company may foreclose on a loan from an accrual loan pool in which the removal of the loan does not cause an overall decrease in the expected cash flows of the loan pool, and as such, no provision for loan losses is required to be

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its carrying value or current fair value, less estimated costs to sell if classified as held-for-sale. Held-and-used assets are tested for recoverability whenever changes in circumstances indicate that the carrying value may not be recoverable, and impairment losses are recorded for any amount by which the carrying value exceeds its fair value. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto other income (expense), net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized.
Rialto Mortgage Finance - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale on the consolidated balance sheets and are recorded at fair value. The Company elected the fair value option for Rialto Mortgage Finance's ("RMF's") loans held-for-sale in accordance with ASC 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded within Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales.
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
The FDIC does not have the unilateral power to terminate the Company’s role in managing the LLCs and servicing the loan portfolios. While the FDIC has the right to prevent certain types of transactions (i.e., bulk sales, selling assets with recourse back to the selling entity, selling assets with representations and warranties and financing the sales of assets without the FDIC’s approval), the FDIC does not have full voting or blocking rights over the LLCs’ activities, making their voting rights protective in nature, not substantive participating voting rights. Other than as described in the preceding sentence, which are not the primary activities of the LLCs, the Company can cause the LLCs to enter into both the disposition and restructuring of loans without any involvement of the FDIC. Additionally, the FDIC has no voting rights with regard to the operation/management of the operating properties that are acquired upon foreclosure of loans (e.g. REO) and no voting rights over the business plans of the LLCs. The FDIC can make suggestions regarding the business plans, but the Company can decide not to follow the FDIC’s suggestions and not to incorporate them in the business plans. Since the FDIC’s voting rights are protective in nature and not substantive participating voting rights, the Company has the power to direct the activities that most significantly impact the LLCs’ economic performance.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Rialto/Lennar has a management/servicer contract under which the Company earns a 0.5% servicing fee.

•	Rialto/Lennar has guaranteed, as the servicer, its obligations under the servicing agreement up to $10 million.
The Company is aware that the FDIC, as the owner of 60% of the equity of each of the LLCs, may also have an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs. However, in accordance with ASC 810-10-25-38A, only one enterprise, if any, is expected to be identified as the primary beneficiary of a VIE.
Since both criteria for consolidation in ASC 810-10-65-2 are met, the Company consolidated the LLCs.
Voting Interest Entities
Rialto Real Estate Fund, LP ("Fund I"), Rialto Real Estate Fund II, LP ("Fund II") and the Rialto Mezzanine Partners Fund ("Mezzanine Fund") are unconsolidated entities and are accounted for under the equity method of accounting. They were determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I, Fund II and the Mezzanine Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations, the Company’s share of which will be recorded in the Rialto equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that Fund I, Fund II and the Mezzanine Fund are not variable interest entities but rather voting interest entities due to the following factors:

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

Having concluded that Fund I, Fund II and the Mezzanine Fund are voting interest entities, the Company has evaluated the funds under the voting interest entity model to determine whether, as general partner, it has control over Fund I, Fund II or the Mezzanine Fund. The Company determined that it does not control Fund I, Fund II or the Mezzanine Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control Fund I, Fund II or the Mezzanine Fund under the voting interest entity model, Fund I, Fund II and the Mezzanine Fund are not consolidated in the Company’s financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Multifamily
Management Fees and General Contractor Revenue
The Lennar Multifamily segment provides management services with respect to the development, construction and management of rental projects in joint ventures in which the Company has investments. As a result, the Lennar Multifamily segment earns and receives fees, which are based upon a stated percentage of development and construction costs. These fees are included in Lennar Multifamily revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. In addition, the Lennar Multifamily provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed under the percentage of completion method.
New Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance was effective for the Company's fiscal year beginning December 1, 2013 and subsequent interim periods. The adoption of this guidance, which is related to disclosure only, did not have a material effect on the Company’s consolidated financial statements.
In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2013, the FASB issued ASU 2013-08, Investment Companies, (“ASU 2013-08”), which amends the criteria for an entity to qualify as an investment company under ASC 946, Financial Services - Investment Companies, (“ASC 946”). While ASU 2013-08 is not expected to significantly change which entities qualify for the specialized investment company accounting in ASC 946, it (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 also amends the requirements in ASC 810 related to qualifying for the “investment company deferral” as well as the requirements in ASC 820, Fair Value Measurement, related to qualifying for the “net asset value practical expedient.” ASU 2013-08 was effective for the Company’s second fiscal quarter beginning March 1, 2014. The adoption of ASU 2013-08 did not have a material effect on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss ("NOL"), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). ASU 2014-08 is intended to change the criteria for reporting discontinued operations and enhance disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity's operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective for the Company’s fiscal year beginning December 1, 2014 and subsequent interim periods. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method by which it will implement ASU 2014-09 and the impact the adoption of this ASU will have on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-015 is not expected to have a material effect on the Company’s consolidated financial statements.

2. Operating and Reporting Segments
The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding West

(4)	Homebuilding Southeast Florida

(5)	Homebuilding Houston

(6)	Financial Services

(7)	Rialto

(8)	Lennar Multifamily
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. The Lennar Financial Services sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities as well as providing strategic real estate capital. Rialto’s operating earnings consists of revenues generated primarily from gains from securitization transactions and interest income from the RMF business, interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2014	2013
Assets:
Homebuilding East	$2,323,978	1,890,138
Homebuilding Central	1,233,991	963,815
Homebuilding West	3,454,611	3,108,395
Homebuilding Southeast Florida	722,706	757,125
Homebuilding Houston	398,538	307,864
Homebuilding Other	880,912	808,496
Rialto	1,458,152	1,479,313
Lennar Financial Services	1,177,053	796,710
Lennar Multifamily	268,014	147,089
Corporate and unallocated	1,040,312	1,014,302
Total assets	$12,958,267	11,273,247
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$10,620	19,569
Homebuilding Central	35,772	56,136
Homebuilding West	564,643	600,622
Homebuilding Southeast Florida	32,670	36,595
Homebuilding Houston	162	2,074
Homebuilding Other	12,970	1,953
Total Lennar Homebuilding investments in unconsolidated entities	$656,837	716,949
Rialto investments in unconsolidated entities	$175,700	154,573
Lennar Multifamily investments in unconsolidated entities	$105,674	46,301
Rialto goodwill	$5,396	—
Lennar Financial Services goodwill	$38,854	34,046

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues:
Homebuilding East	$2,247,681	1,842,162	1,299,980
Homebuilding Central	936,940	743,475	506,388
Homebuilding West	1,796,375	1,161,332	697,289
Homebuilding Southeast Florida	692,898	502,175	367,641
Homebuilding Houston	713,113	641,161	471,623
Homebuilding Other	638,123	464,642	238,311
Lennar Financial Services	454,381	427,342	384,618
Rialto	230,521	138,060	138,856
Lennar Multifamily	69,780	14,746	426
Total revenues (1)	$7,779,812	5,935,095	4,105,132
Operating earnings (loss):
Homebuilding East (2)	$340,108	251,117	113,997
Homebuilding Central (3)	75,585	55,203	24,827
Homebuilding West (4)	292,719	211,155	(14,027)
Homebuilding Southeast Florida (5)	161,963	106,889	71,057
Homebuilding Houston	107,622	80,819	46,275
Homebuilding Other (6)	55,724	27,892	16,856
Lennar Financial Services	80,138	85,786	84,782
Rialto	44,079	26,128	11,569
Lennar Multifamily	(10,993)	(16,988)	(5,884)
Total operating earnings	1,146,945	828,001	349,452
Corporate general and administrative expenses	177,161	146,060	127,338
Earnings before income taxes	$969,784	681,941	222,114

(1)
Total revenues were net of sales incentives of $449.2 million ($21,400 per home delivered) for the year ended November 30, 2014, $373.1 million ($20,500 per home delivered) for the year ended November 30, 2013 and $388.2 million ($28,300 per home delivered) for the year ended November 30, 2012.

(2)
For the year ended November 30, 2012, operating earnings included $2.4 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes, $1.8 million in write-offs of option deposits and pre-acquisition costs and $1.0 million in write-offs of other receivables.

(3)	For the year ended November 30, 2014, operating earnings included $1.1 million in write-offs of option deposits and pre-acquisition costs and $2.0 million in write-offs of other receivables.

(4)
For the year ended November 30, 2014, operating earnings included $2.0 million in write-offs of option deposits and pre-acquisition costs and $4.3 million of the Company's share of valuation adjustments primarily related to assets of a Lennar Homebuilding unconsolidated entity. For the year ended November 30, 2013, operating earnings included a $14.4 million gain on the sale of an operating property, $19.8 million of our share of equity in earnings as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, operating loss included $5.2 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes and $12.1 million of the Company's share of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding unconsolidated entities.

(5)
For the year ended November 30, 2014, operating earnings included $3.0 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes and $1.0 million of valuation adjustments to other assets. For the year ended November 30, 2013, operating earnings included $4.0 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes. For the year ended November 30, 2012, operating earnings included a $15.0 million gain on the sale of an operating property, partially offset by $3.6 million of valuation adjustments to finished homes, CIP and land on which the Company intends to build homes.

(6)	For the year ended November 30, 2014, operating earnings included $1.5 million in write-offs of option deposits and pre-acquisition costs.

Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2014	2013	2012
Lennar Homebuilding interest expense:
Homebuilding East	$65,437	65,123	60,026
Homebuilding Central	24,593	28,534	24,765
Homebuilding West	58,999	63,106	49,096
Homebuilding Southeast Florida	21,307	19,237	17,282
Homebuilding Houston	14,914	16,412	13,800
Homebuilding Other	16,289	21,844	16,416
Total Lennar Homebuilding interest expense	$201,539	214,256	181,385
Lennar Financial Services interest income, net	$6,585	5,154	3,697
Depreciation and amortization:
Homebuilding East	$10,860	8,955	6,039
Homebuilding Central	5,568	3,569	2,165
Homebuilding West	14,533	10,594	9,225
Homebuilding Southeast Florida	3,039	2,047	1,889
Homebuilding Houston	3,252	2,647	1,692
Homebuilding Other	5,729	4,213	3,228
Lennar Financial Services	4,539	2,755	2,863
Rialto	7,367	5,588	6,998
Lennar Multifamily	595	484	—
Corporate and unallocated	23,641	23,056	23,294
Total depreciation and amortization	$79,123	63,908	57,393
Net additions (disposals) to operating properties and equipment:
Homebuilding East	$350	97	597
Homebuilding Central	578	201	114
Homebuilding West (1)	6,719	(128,058)	724
Homebuilding Southeast Florida (2)	(42,780)	78	4
Homebuilding Houston	6	—	—
Homebuilding Other	1,042	561	193
Lennar Financial Services	4,502	3,648	960
Rialto	4,361	4,052	—
Lennar Multifamily	1,907	92	12
Corporate and unallocated	1,977	401	218
Total net additions (disposals) to operating properties and equipment	$(21,338)	(118,928)	2,822
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities
Homebuilding East	$2,254	678	542
Homebuilding Central	(131)	(87)	(514)
Homebuilding West (3)	(1,647)	22,039	(25,415)
Homebuilding Southeast Florida	(576)	(152)	(961)
Homebuilding Houston	121	2,079	(35)
Homebuilding Other	(376)	(754)	(289)
Total Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(355)	23,803	(26,672)
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	$14,454	(271)	(4)

(1)	For the year ended November 30, 2013, net disposals of operating properties and equipment included the sale of an operating property with a basis of $127.1 million.

(2)	For the year ended November 30, 2014, net disposals to operating properties and equipment included the sale of an operating property with a basis of $44.1 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of the Company's Lennar Homebuilding unconsolidated entities, which included $4.3 million of the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by the Company's share of operating earnings of $4.7 million related to third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of the Company's Lennar Homebuilding unconsolidated entities, which included $12.1 million of the Company's share of valuation adjustments primarily related to assets of Lennar Homebuilding unconsolidated entities.

3. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2014	2013
Accounts receivable	$44,368	32,677
Mortgage and notes receivable	41,326	14,550
Income tax receivables	10,620	7,432
	96,314	54,659
Allowance for doubtful accounts	(2,870)	(2,724)
	$93,444	51,935
At November 30, 2014 and 2013, Lennar Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$263,395	570,910	353,902
Costs and expenses	291,993	425,282	418,905
Other income	—	14,602	10,515
Net earnings (loss) of unconsolidated entities	$(28,598)	160,230	(54,488)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(355)	23,803	(26,672)

(1)
For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of Lennar Homebuilding unconsolidated entities, which included $4.6 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For the year ended November 30, 2012, Lennar Homebuilding equity in loss from unconsolidated entities included $12.1 million of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$243,597	184,521
Inventories	2,889,267	2,904,795
Other assets	155,470	147,410
	$3,288,334	3,236,726
Liabilities and equity:
Accounts payable and other liabilities	$271,638	272,940
Debt	737,755	450,457
Equity	2,278,941	2,513,329
	$3,288,334	3,236,726
As of November 30, 2014 and 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $656.8 million and $716.9 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2014 and 2013 was $722.6 million and $829.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2014, 2013 and 2012, the Company received management fees and reimbursement of expenses from the Homebuilding unconsolidated entities totaling $30.7 million, $18.8 million and $20.6 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2014, 2013 and 2012, $59.0 million, $192.5 million and $130.3 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc. ("MSR"), in which the Company has a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of November 30, 2013, the portfolio of land (including land development costs) of $241.8 million was also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities. In 2014, the Company entered into a new agreement with the joint venture, which required $155.0 million of inventory assets to remain consolidated due to the existence of option contracts on substantially all of the homesites and were reclassified into land and land under development. The remaining $70.3 million of inventory assets no longer under option by the Company were deconsolidated.
The Lennar Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2014	2013
The Company’s net recourse exposure	$24,481	27,496
Reimbursement agreements from partners	—	13,500
The Company’s maximum recourse exposure	$24,481	40,996
Non-recourse bank debt and other debt (partner’s share of several recourse)	$56,573	61,008
Non-recourse land seller debt or other debt	4,022	20,454
Non-recourse debt with completion guarantees	442,854	245,821
Non-recourse debt without completion guarantees	209,825	82,178
Non-recourse debt to the Company	713,274	409,461
Total debt	$737,755	450,457
The Company’s maximum recourse exposure as a % of total JV debt	3%	9%
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both November 30, 2014 and 2013, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2014 and 2013, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Lennar Homebuilding Operating Properties and Equipment

	November 30,
(In thousands)	2014	2013
Operating properties (1)	$161,741	205,707
Leasehold improvements	32,890	29,681
Furniture, fixtures and equipment	36,464	29,827
	231,095	265,215
Accumulated depreciation and amortization	(87,931)	(83,792)
	$143,164	181,423

(1)
Operating properties primarily include multi-level residential buildings that have been converted to rental operations. During the year ended November 30, 2014, the Company sold one of its operating properties with a basis of $44.1 million.

Operating properties and equipment are included in Lennar Homebuilding other assets in the consolidated balance sheets.

6. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2014	2013
5.60% senior notes due 2015	$500,272	500,527
6.50% senior notes due 2016	249,923	249,886
12.25% senior notes due 2017	396,278	395,312
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,485	248,167
4.125% senior notes due 2018	274,995	274,995
4.500% senior notes due 2019	500,477	—
4.50% senior notes due 2019	350,000	—
2.75% convertible senior notes due 2020	431,042	416,041
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,439	571,012
5.50% senior notes due 2014	—	249,640
Mortgages notes on land and other debt	368,052	489,602
	$4,690,213	4,194,432
At November 30, 2014, the Company had a $1.5 billion unsecured revolving credit facility (the "Credit Facility"), which includes a $248 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2014 and 2013, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. For more details refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 7. The Company believes it was in compliance with its debt covenants at November 30, 2014. In addition, the Company had $125 million letter of credit facilities with a financial institution and a $140 million letter of credit facility with a different financial institution.
The Company’s performance letters of credit outstanding were $234.1 million and $160.6 million at November 30, 2014 and 2013, respectively. The Company’s financial letters of credit outstanding were $190.4 million and $212.8 million at November 30, 2014 and 2013, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2014, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $923.3 million. Although significant

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2014, there were approximately $363.7 million, or 39%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior and convertible senior notes outstanding at November 30, 2014 were as follows:

Senior and Convertible Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
5.60% senior notes due 2015	$500,000	$501,400	(3)	April 2005, July 2005
6.50% senior notes due 2016	250,000	248,900	99.873%	April 2006
12.25% senior notes due 2017	400,000	386,700	98.098%	April 2009
4.75% senior notes due 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due 2018 (4)	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(5)	February 2014
4.50% senior notes due 2019	350,000	347,016	100%	November 2014
2.75% convertible senior notes due 2020	446,000	436,400	100%	November 2010
3.25% convertible senior notes due 2021	400,000	391,600	100%	November 2011, December 2011
4.750% senior notes due 2022 (4)	575,000	567,585	(6)	October 2012, February 2013, April 2013

(1)
Interest is payable semi-annually for each of the series of senior and convertible senior notes. The senior and convertible senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.

(2)	The Company generally uses the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)	The Company issued $300 million aggregate principal amount at a price of 99.771% and $200 million aggregate principal amount at a price of 101.407%.

(4)
During 2013, the Company incurred additional interest with respect to the 4.125% senior notes due 2018 and to the 4.750% senior notes due 2022 because the registration statements relating to the notes did not become effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreement related to such notes.

(5)	The Company issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(6)
The Company issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.

In September 2014, the Company retired its $250 million 5.50% senior notes for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date. At November 30, 2013, the carrying value of the 5.50% Senior Notes was $249.6 million.
The 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the years ended

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014 and 2013, the Company's volume weighted average stock price was $39.96 and $37.06, respectively, which exceeded the conversion price, thus 9.0 million shares and 8.2 million shares, respectively, were included in the calculation of diluted earnings per share.
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
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At issuance, the Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments that did not have a conversion feature and allocated the residual value to an equity component that represented the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2014 and 2013, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2014 and 2013, the carrying amount of the equity component included in stockholders’ equity was $15.0 million and $30.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $431.0 million and $416.0 million, respectively. During the years ended November 30, 2014 and 2013, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $27.3 million and $26.5 million, respectively.
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
At November 30, 2014, the Company had mortgage notes on land and other debt due at various dates through 2028 bearing interest at rates up to 9.0% with an average interest rate of 3.2%. At November 30, 2014 and 2013, the carrying amount of the mortgage notes on land and other debt was $368.1 million and $489.6 million, respectively. During the years ended November 30, 2014 and 2013, the Company retired $285.9 million and $285.4 million, respectively, of mortgage notes on land and other debt.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2014 and thereafter are as follows:

(In thousands)	Debt Maturities (1)
2015	$659,378
2016	417,880
2017	412,026
2018	650,998
2019	1,125,472
Thereafter	1,424,459

(1)
Some of the debt maturities included in these amounts relate to convertible senior notes that are putable to the Company at earlier dates than in this table, as described in the detail description of each of the convertible senior notes.

7. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$90,010	73,066
Restricted cash	8,609	10,283
Receivables, net (1)	150,858	127,223
Loans held-for-sale (2)	738,396	414,231
Loans held-for-investment, net	26,894	26,356
Investments held-to-maturity	45,038	62,344
Goodwill	38,854	34,046
Other (3)	78,394	49,161
	$1,177,053	796,710
Liabilities:
Notes and other debts payable	$704,143	374,166
Other (4)	192,500	169,473
	$896,643	543,639

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2014 and 2013, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Other assets included mortgage loan commitments carried at fair value of $12.7 million and $7.3 million as of November 30, 2014 and 2013, respectively. Other assets also included forward contracts carried at fair value of $1.4 million as of November 30, 2013. In addition, other assets included mortgage servicing rights carried at fair value of $17.4 million and $11.5 million as of November 30, 2014 and 2013, respectively, and other investment securities of $16.8 million as of November 30, 2014.

(4)
Other liabilities included $69.3 million and $74.5 million as of November 30, 2014 and 2013, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $7.6 million as of November 30, 2014.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2014, the financial services warehouse facilities were as follows:

Warehouse Repurchase Facilities (In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2014 (1)	$325,000
364-day warehouse repurchase facility that matures January 2015 (2)	300,000
364-day warehouse repurchase facility that matures February 2015	150,000
364-day warehouse repurchase facility that matures June 2015 (3)	150,000
Total	$925,000

(1)
In December 2014, the Lennar Financial Services segment amended its 364-day warehouse repurchase facility that matured in December 2014 increasing the maximum aggregate commitment from $325 million to $350 million through the second quarter of fiscal 2015 and to $450 million for the third and fourth quarter of fiscal 2015. The maturity date was extended to December 2015.

(2)	Maximum aggregate commitment includes a $100 million accordion feature that is usable 10 days prior to fiscal quarter-end through 20 days after fiscal quarter-end.

(3)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning on the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter through 20 days after fiscal quarter-end.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $698.4 million and $374.2 million at November 30, 2014 and 2013, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $732.1 million and $452.5 million at November 30, 2014 and 2013, respectively. The combined effective interest rate on the facilities at November 30, 2014 was 2.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
In April 2014, the Lennar Financial Services segment acquired a Colorado-based mortgage company. At acquisition date the fair value of the assets acquired was $1.4 million and the goodwill recorded was $4.8 million.

8. Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$303,889	201,496
Restricted cash	46,975	2,593
Receivables, net (1)	153,773	111,833
Loans receivable, net	130,105	278,392
Loans held-for-sale (2)	113,596	44,228
Real estate owned - held-for-sale	190,535	197,851
Real estate owned - held-and-used, net	255,795	428,989
Investments in unconsolidated entities	175,700	154,573
Investments held-to-maturity	17,290	16,070
Other	70,494	43,288
	$1,458,152	1,479,313
Liabilities:
Notes payable and other debts payable (3)	$623,246	441,883
Other	123,798	55,125
	$747,044	497,008

(1)	Receivables, net primarily related to loans sold but not settled as of November 30, 2014 and 2013.

(2)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value.

(3)
Notes and other debts payable included $351.9 million and $250.0 million related to the 7.00% Senior Notes due 2018 ("7.00% Senior Notes") as of November 30, 2014 and 2013, respectively, $141.3 million and $76.0 million related to the RMF warehouse repurchase financing agreements as of November 30, 2014 and 2013, respectively, and $58.0 million related to notes issued through a structured note offering as of November 30, 2014.

Rialto’s operating earnings were as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$230,521	138,060	138,856
Costs and expenses (1)	249,114	151,072	138,990
Rialto equity in earnings from unconsolidated entities	59,277	22,353	41,483
Rialto other income (expense), net	3,395	16,787	(29,780)
Operating earnings (2)	$44,079	26,128	11,569

(1)
Costs and expenses for the years ended November 30, 2014, 2013 and 2012 included loan impairments of $57.1 million, $16.1 million and $28.0 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the years ended November 30, 2014, 2013 and 2012 included net earnings (loss) attributable to noncontrolling interests of ($22.5) million, $6.2 million and ($14.4) million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a detail of Rialto other income (expense), net for the periods indicated:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Realized gains on REO sales, net	$43,671	48,785	21,649
Unrealized losses on transfer of loans receivable to REO and impairments, net	(26,107)	(16,517)	(11,160)
REO and other expenses	(58,067)	(44,282)	(56,745)
Rental and other income	43,898	20,269	16,476
Gain on bargain purchase acquisition	—	8,532	—
Rialto other income (expense), net	$3,395	16,787	(29,780)
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, which retained 60% equity interest in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60% / 40% with the FDIC. During the years ended November 30, 2014 and 2013, the LLCs distributed $184.9 million and $46.7 million, respectively, of which $110.9 million and $28.4 million, respectively, was distributed to the FDIC and $74.0 million and $18.3 million, respectively, was distributed to Rialto, the parent company.
The LLCs meet the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively. At November 30, 2013, these consolidated LLCs had total combined assets and liabilities of $727.1 million and $20.2 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of November 30, 2014 and 2013, there was $60.6 million and $90.9 million outstanding, respectively.
In May 2014, Rialto issued $73.8 million principal amount of notes through a structured note offering (the "Structured Notes") collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, Rialto issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of November 30, 2014, there was $58.0 million outstanding related to the Structured Notes.
The following table displays the loans receivable, net by aggregate collateral type:

	November 30,
(In thousands)	2014	2013
Land	$89,603	166,950
Single family homes	20,402	59,647
Commercial properties	7,286	38,060
Other	12,814	13,735
Loans receivable, net	$130,105	278,392
With regards to loans accounted for under ASC 310-30, the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with ASC 310-30, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s consolidated balance sheets. The

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.
The Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its FDIC Portfolios and Bank Portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows will generally result in an impairment charge recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses but can reversed if conditions improve.
During the fourth quarter of 2014, in an effort to better reflect the performance of the FDIC Portfolios and Bank Portfolios, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. At November 30, 2014, these loans were classified as nonaccrual loans. The change from accrual to nonaccrual in accordance with ASC 310-30, resulted in an additional impairment charge of $10.1 million within the FDIC Portfolios and a recovery of $0.1 million in the Bank Portfolios.
The outstanding balance and carrying value of loans accounted for under ASC 310-30 were as follows:

	November 30,
(In thousands)	2014	2013
Outstanding principal balance	$—	586,901
Carrying value	$—	270,075
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the years ended November 30, 2014 and 2013 was as follows:

	November 30,
(In thousands)	2014	2013
Accretable yield, beginning of year	$73,144	112,899
Additions	8,988	70,077
Deletions	(54,482)	(60,582)
Accretions	(27,650)	(49,250)
Accretable yield, end of year	$—	73,144
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent loan impairments, net of recoveries, and disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios. During the year ended November 30, 2014, deletions also included a reclassification to nonaccretable difference due to the change from accrual to nonaccrual described above.
When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment at the time of the acquisition since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represents nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
November 30, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$228,245	85,912	3,691	89,603
Single family homes	66,183	18,096	2,306	20,402
Commercial properties	34,048	3,368	3,918	7,286
Other	64,284	5	12,809	12,814
Loans receivable	$392,760	107,381	22,724	130,105
November 30, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$6,791	249	2,304	2,553
Single family homes	15,125	519	4,119	4,638
Commercial properties	3,400	498	628	1,126
Loans receivable	$25,316	1,266	7,051	8,317
The average recorded investment in impaired loans totaled approximately $69 million and $24 million for the years ended November 30, 2014 and 2013, respectively.
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

	November 30,
(In thousands)	2014	2013
Allowance on accrual loans, beginning of year	$18,952	12,178
Provision for loan losses	44,577	14,241
Reclassification to nonaccrual (1)	(53,265)	—
Charge-offs	(10,264)	(7,467)
Allowance on accrual loans, end of year	$—	18,952

(1)
During the fourth quarter of 2014, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. At November 30, 2014, these loans were classified as nonaccrual loans.

Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition or subsequently. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. The activity in the Company's allowance rollforward related to nonaccrual loans was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30,
(In thousands)	2014	2013
Allowance on nonaccrual loans, beginning of year	$1,213	3,722
Provision for loan losses	12,536	1,898
Reclassification from accrual (1)	53,265	—
Charge-offs	(8,688)	(4,407)
Allowance on nonaccrual loans, end of year	$58,326	1,213

(1)
During the fourth quarter of 2014, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. At November 30, 2014, these loans were classified as nonaccrual loans.

Accrual and nonaccrual loans receivable, net by risk categories were as follows:
November 30, 2014

(In thousands)	Accrual	Nonaccrual	Total
Land	$—	89,603	89,603
Single family homes	—	20,402	20,402
Commercial properties	—	7,286	7,286
Other	—	12,814	12,814
Loans receivable, net	$—	130,105	130,105
November 30, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$164,397	2,553	166,950
Single family homes	55,009	4,638	59,647
Commercial properties	36,934	1,126	38,060
Other	13,735	—	13,735
Loans receivable	$270,075	8,317	278,392
In order to assess the risk associated with each risk category, Rialto management evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collaterals’ fair value.
Real Estate Owned
The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the consolidated balance sheets as REO held-and-used, net and REO held-for-sale. When a property is determined to be held-and-used, net the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC 360, Property, Plant and Equipment, are met, the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is recorded at the lower of its cost basis or fair value less estimated costs to sell. The fair value of REO held-for-sale is determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the activity in REO:

	November 30,
(In thousands)	2014	2013
REO - held-for-sale, beginning of year	$197,851	134,161
Additions	—	15,985
Improvements	8,176	5,791
Sales	(226,027)	(190,430)
Impairments and unrealized losses	(9,441)	(5,573)
Transfers to/from held-and-used, net (1)	219,976	247,397
Transfers to Lennar Homebuilding	—	(9,480)
REO - held-for-sale, end of year	$190,535	197,851

	November 30,
(In thousands)	2014	2013
REO - held-and-used, net, beginning of year	$428,989	601,022
Additions	55,407	86,262
Improvements	6,102	3,616
Impairments	(11,501)	(10,517)
Depreciation	(3,226)	(3,997)
Transfers to held-for-sale (1)	(219,976)	(247,397)
REO - held-and-used, net, end of year	$255,795	428,989

(1)
During the years ended November 30, 2014 and 2013, the Rialto segment transferred certain properties to/from REO held-and-used, net to REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets.

For the years ended November 30, 2014, 2013 and 2012, the Company recorded net losses of $6.8 million, $0.4 million and $1.9 million, respectively, from acquisitions of REO through foreclosure. These net losses are recorded in Rialto other income (expense), net.
Rialto Mortgage Finance
In July 2013, RMF was formed to originate and sell into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the year ended November 30, 2014, RMF had originated loans with a total principal balance of $1.6 billion and sold $1.3 billion of these originated loans into eight separate securitizations. During the year ended November 30, 2013, RMF had originated loans with a principal balance of $690.3 million and sold $537.0 million of loans into three separate securitizations. As of November 30, 2014 and 2013, $147.2 million and $109.3 million, respectively, of these originated loans were sold into a securitization trust but not settled and thus were included as receivables, net. As of November 30, 2014 and 2013, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million and $500 million, respectively, to help finance the loans it makes. Borrowings under these facilities were $141.3 million and $76.0 million as of November 30, 2014 and 2013, respectively.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes at a price of 102.25% of their face value in a private placement. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually. At November 30, 2014 and 2013, the carrying amount of the 7.00% Senior Notes was $351.9 million and $250.0 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at November 30, 2014.
Investments
All of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the assets and liabilities of Rialto's funds investment are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations and the Company’s share is recorded in Rialto equity in earnings from unconsolidated entities in the Company's statement of operations.
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2014	November 30, 2014	November 30, 2013
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$71,831	75,729
Rialto Real Estate Fund II, LP	2012	1,305,000	760,058	100,000	58,242	67,652	53,103
Rialto Mezzanine Partners Fund	2013	251,100	188,600	27,299	20,504	20,226	16,724
Other investments						15,991	9,017
						$175,700	154,573
Rialto's share of earnings from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Rialto Real Estate Fund, LP	$30,612	19,391	21,026
Rialto Real Estate Fund II, LP	15,929	2,523	—
Rialto Mezzanine Partners Fund	1,913	354	—
Other investments	10,823	85	20,457
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483
During the year ended November 30, 2014, the Company received a $34.7 million advanced distribution with regard to Rialto's carried interest in Fund I in order to cover the income tax obligation, which resulted from allocations of taxable income to Rialto's general partner interest. This was included in the Rialto segment revenues.
In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment was a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor received management fees for sub-advisory services. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including the Company. As the Company’s role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2012, the Company contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. During the year ended November 30, 2013, the Company also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto segment revenues.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$141,609	332,968
Loans receivable	512,034	523,249
Real estate owned	378,702	285,565
Investment securities	795,306	381,555
Investments in partnerships	311,037	149,350
Other assets	45,451	191,624
	$2,184,139	1,864,311
Liabilities and equity:
Accounts payable and other liabilities	$20,573	108,514
Notes payable	395,654	398,445
Partner loans	—	163,940
Equity	1,767,912	1,193,412
	$2,184,139	1,864,311
Statements of Operations

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$150,452	251,533	414,027
Costs and expenses	95,629	252,563	243,483
Other income, net (1)	479,929	187,446	713,710
Net earnings of unconsolidated entities	$534,752	186,416	884,254
Rialto equity in earnings from unconsolidated entities	$59,277	22,353	41,483

(1)
Other income, net for the year ended November 30, 2014 included Fund I, Fund II, Mezzanine Fund and other investments realized and unrealized gains on investments as well as other income from REO. Other income, net for the year ended November 30, 2013 included Fund I, Fund II and other investments realized and unrealized gains on investments as well as other income from REO. Other income, net for the year ended November 30, 2012 included the AB PPIP Fund’s mark-to-market unrealized gains and losses, and realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, all of which the Company's portion was a small percentage.

In 2010, the Rialto segment invested in non-investment grade CMBS at a 55% discount to par value. The carrying value of the investment securities at November 30, 2014 and 2013 was $17.3 million and $16.1 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the years ended November 30, 2014, 2013 and 2012. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
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
In January 2014, Rialto acquired 100% of the Servicer Provider in which a subsidiary of Rialto had an approximately 5% investment, in exchange for its investment interest. The Servicer Provider has a business segment that provides service and infrastructure to the residential home loan market, which provides loan servicing support for all of Rialto's owned and managed portfolios and asset management services for Rialto's small balance loan program. At acquisition date, the fair value of the assets acquired was $20.8 million, the goodwill recorded was $5.1 million and the fair value of the liabilities assumed was

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$17.6 million. As of November 30, 2013, the carrying value of the Company’s investment in the Servicer Provider was $8.3 million.

9. Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$2,186	519
Land under development	120,666	88,260
Consolidated inventory not owned	5,508	10,500
Investments in unconsolidated entities	105,674	46,301
Operating properties and equipment	15,740	—
Other assets	18,240	1,509
	$268,014	147,089
Liabilities:
Accounts payable and other liabilities	$48,235	17,518
Notes payable	—	13,858
Liabilities related to consolidated inventory not owned	4,008	10,150
	$52,243	41,526
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. Generally construction cost over-runs would be paid by the Company. Generally, these payments are increases to our investments in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2014 and 2013, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2014 and 2013, the Lennar Multifamily segment had $23.5 million and $28.2 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities. These letters of credit outstanding were included in the disclosure in Note 6 related to the Company's performance and financial letters of credit. As of November 30, 2014 and 2013, the Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $163.4 million and $51.6 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the day-to-day manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2014 and 2013, the Lennar Multifamily segment received fees from its unconsolidated entities totaling $13.5 million and $4.0 million, respectively.
During the year ended November 30, 2014, the Lennar Multifamily segment provided general contractors services for the construction of some of its rental properties and received fees totaling $50.9 million, which are offset by costs related to those services of $49.0 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$25,319	5,800
Operating properties and equipment	637,259	236,528
Other assets	14,742	3,460
	$677,320	245,788
Liabilities and equity:
Accounts payable and other liabilities	$87,151	11,147
Notes payable	163,376	51,604
Equity	426,793	183,037
	$677,320	245,788
Statements of Operations

	Years Ended November 30,
(In thousands)	2014	2013	2012
Revenues	$4,855	—	—
Costs and expenses	7,435	1,493	29
Other income, net (1)	35,068	—	—
Net earnings (loss) of unconsolidated entities	$32,488	(1,493)	(29)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (2)	$14,454	(271)	(4)

(1)	Other income, net, included the gains related to the sale of two operating properties during the year ended November 30, 2014.

(2)
For the year ended November 30, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included Lennar Multifamily's share of gains totaling $14.7 million related to the sale of two operating properties by unconsolidated entities. The Company’s share of profits and cash distributions from the sales of the two operating properties was higher compared to the Company’s ownership interests in the two unconsolidated entities due to the achievement of specified internal rate of return milestones.

10. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Current:
Federal	$(261,306)	(2,495)	(3,790)
State	3,340	(5,740)	(5,860)
	$(257,966)	(8,235)	(9,650)
Deferred:
Federal	$(42,847)	(207,588)	350,165
State	(40,278)	38,808	94,703
	(83,125)	(168,780)	444,868
	$(341,091)	(177,015)	435,218

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2014	2013	2012
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.17	3.16	3.79
Domestic production activities deduction	(2.81)	—	—
Tax reserves and interest expense	0.59	0.56	5.00
Deferred tax asset valuation reversal	(0.28)	(10.22)	(212.55)
Tax credits	(0.41)	(0.45)	(0.10)
Net operating loss adjustment (1)	—	—	(8.32)
Nondeductible compensation	—	—	0.40
Other	(0.46)	(1.09)	(1.65)
Effective rate	34.80%	26.96%	(178.43%)

(1)
During the year ended November 30, 2012, the Company recorded adjustments to its NOL carryforwards as a result of the conclusion of an IRS examination and additional state net operating loss adjustments.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2014	2013
Deferred tax assets:
Inventory valuation adjustments	$59,208	68,170
Reserves and accruals	158,858	125,756
Net operating loss carryforwards	115,850	231,735
Capitalized expenses	66,768	71,739
Investments in unconsolidated entities	24,843	1,012
Other assets	32,904	29,017
Total deferred tax assets	458,431	527,429
Valuation allowance	(8,029)	(12,705)
Total deferred tax assets after valuation allowance	450,402	514,724
Deferred tax liabilities:
Capitalized expenses	64,448	75,921
Convertible debt basis difference	5,833	11,684
Rialto investments	22,262	16,268
Deferred income	7,707	4,467
Other	36,323	29,585
Total deferred tax liabilities	136,573	137,925
Net deferred tax assets	$313,829	376,799

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of the Company's net deferred tax assets were as follows:

		November 30,
(In thousands)		2014	2013
Deferred tax assets (liabilities)	Balance Sheet Presentation
Lennar Homebuilding	Other assets	$325,779	388,647
Rialto	Other liabilities	(3,335)	(7,815)
Lennar Financial Services	Other liabilities	(8,615)	(4,033)
Net deferred tax assets		$313,829	376,799
As of November 30, 2014 and 2013, the net deferred tax assets included a valuation allowance of $8.0 million and $12.7 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. During the year ended November 30, 2014, the Company reversed $4.7 million of valuation allowance, primarily due to the utilization of federal and state net operating losses. The Company continues to evaluate both positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state NOL carryforwards. In future periods, the remaining allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company's remaining deferred tax assets will be realized.
During the year ended November 30, 2013, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as consecutive quarters of earnings, actual and forecasted profitability, generating cumulative pre-tax earnings over a rolling four year period including the pre-tax earnings achieved during 2013, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that the Company operates.
For the year ended November 30, 2013, the Company reversed $67.1 million of its valuation allowance primarily against its state deferred tax assets. This reversal was offset by a tax provision of $244.1 million, primarily related to pre-tax earnings during the year ended November 30, 2013, resulting in a $177.0 million provision for income taxes for the year ended November 30, 2013.
At November 30, 2014 and 2013, the Company had federal tax effected NOL carryforwards totaling $2.0 million and $88.1 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. At November 30, 2014 and 2013, the Company had state tax effected NOL carryforwards totaling $113.8 million and $143.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2015 and 2034. As of November 30, 2014, state tax effected NOL carryforwards totaling $2.0 million may expire over the next twelve months, if sufficient taxable income is not generated to utilize the NOLs.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Gross unrecognized tax benefits, beginning of year	$10,459	12,297	36,739
Increases due to tax positions taken during the period (1)	—	1,982	—
Decreases due to settlements with taxing authorities (2)	(3,202)	(3,820)	(24,442)
Gross unrecognized tax benefits, end of year	$7,257	10,459	12,297

(1)	Increased the Company's effective tax rate for the year ended November 30, 2013 from 26.71% to 26.96%.

(2)
Decreased the Company's effective tax rate for the year ended November 30, 2014 from 35.13% to 34.80% and for the year ended November 30, 2012 from (178.03)% to (178.43)%. The decrease for the year ended November 30, 2013 had no effect on the Company's effective tax rate.

If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2014, $4.7 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.
At November 30, 2014 and 2013, the Company had $31.5 million and $19.1 million, respectively, accrued for interest and penalties, of which $14.0 million and $3.8 million, were recorded during the years ended November 30, 2014 and 2013, respectively. During the years ended November 30, 2014 and 2013, the accrual for interest and penalties was reduced by $1.6

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $5.2 million, respectively, as a result of the payment of interest related to state tax payments resulting from settled IRS examinations and various state issues.
The IRS is currently examining the Company’s federal income tax return for fiscal year 2013, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2014	2013	2012
Numerator:
Net earnings attributable to Lennar	$638,916	479,674	679,124
Less: distributed earnings allocated to nonvested shares	414	458	531
Less: undistributed earnings allocated to nonvested shares	7,379	6,356	10,397
Numerator for basic earnings per share	631,123	472,860	668,196
Plus: interest on 3.25% convertible senior notes due 2021 and 2.00% convertible senior notes due 2020 (1)	7,928	11,302	11,330
Plus: undistributed earnings allocated to convertible shares	7,379	6,356	10,397
Less: undistributed earnings reallocated to convertible shares	6,632	5,506	9,050
Numerator for diluted earnings per share	$639,798	485,012	680,873
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	202,209	190,473	186,662
Effect of dilutive securities:
Shared based payments	8	254	984
Convertible senior notes	26,023	35,193	31,049
Denominator for diluted earnings per share - weighted average common shares outstanding	228,240	225,920	218,695
Basic earnings per share	$3.12	2.48	3.58
Diluted earnings per share	$2.80	2.15	3.11

(1)
Interest on the 2.00% convertible senior notes due 2020 was included for the years ended November 30, 2013 and 2012 because the holders of the 2.00% convertible senior notes due 2020 converted the notes into shares of Class A common stock on November 30, 2013.

For the years ended November 30, 2014, 2013 and 2012, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

12. Comprehensive Income (Loss)
Comprehensive income attributable to Lennar represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2014, 2013 and 2012, comprehensive income attributable to Lennar was the same as net earnings attributable to Lennar. Comprehensive income (loss) attributable to noncontrolling interests for the years ended November 30, 2014, 2013 and 2012 was the same as the net earnings (loss) attributable to noncontrolling interests. There was no accumulated other comprehensive income at November 30, 2014 and 2013.

13. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2014 and 2013.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock
During the years ended November 30, 2014, 2013 and 2012, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2014, Stuart A. Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 44% voting power of the Company’s stock.
The Company has a stock repurchase program, which originally authorized the purchase up to 20 million shares of its outstanding common stock. During the years ended November 30, 2014, 2013 and 2012, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2014, the remaining authorized shares that can be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the year ended November 30, 2014, treasury stock decreased by 11.6 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors, partially offset by activity related to the Company's equity compensation plan. The retirement of Class A common stock resulted in a reclass between treasury stock and additional paid-in capital within stockholders' equity. During the year ended November 30, 2013, treasury stock decreased by 0.4 million shares of Class A common stock due to activity related to the Company’s equity compensation plan.
Restrictions on Payment of Dividends
There are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than to maintain the financial ratios and net worth requirements under the Lennar Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder and limit dividends to 50% of net income in the absence of an event of default and the restriction under Rialto's 7.00% Senior Notes indenture that limits Rialto's ability to make distributions to Lennar.
401(k) Plan
Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2014, 2013 and 2012, this amount was $10.2 million, $8.0 million and $6.2 million, respectively.

14. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2014	2013	2012
Stock options	$137	130	2,433
Nonvested shares	40,581	33,559	29,312
Total compensation expense for share-based awards	$40,718	33,689	31,745
Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized are classified as financing cash flows. For the years ended November 30, 2014, 2013 and 2012 there was $7.5 million, $10.1 million and $10.8 million, respectively, of excess tax benefits from share based awards.
Cash received from stock options exercised during the years ended November 30, 2014, 2013 and 2012 was $0.3 million, $16.7 million and $26.5 million, respectively. The tax benefit related to stock options exercised during the years ended November 30, 2014, 2013, and 2012 was $0.1 million, $12.0 million and $14.8 million, respectively.
The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of the Company’s stock over the most recent period equal to the expected life of the award. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.
The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions were as follows:

	2014	2013	2012
Dividends yield	0.4%	0.4%	0.6%
Volatility rate	35.6%	35.3%	47%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected option life (years)	1.5	1.5	1.5
A summary of the Company’s stock option activity for the year ended November 30, 2014 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2013	52,500	$28.62
Grants	20,000	$39.62
Exercises	(15,000)	$18.19
Outstanding at November 30, 2014	57,500	$35.16	1.4 years	$694
Vested and expected to vest in the future at November 30, 2014	57,500	$35.16	1.4 years	$694
Exercisable at November 30, 2014	57,500	$35.16	1.4 years	$694
Available for grant at November 30, 2014	9,551,316
The weighted average fair value of options granted during the years ended November 30, 2014, 2013 and 2012 was $6.76, $6.59 and $5.72, respectively. The total intrinsic value of options exercised during the years ended November 30, 2014, 2013 and 2012 was $0.3 million, $30.8 million and $38.1 million, respectively.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2014, 2013 and 2012 was $41.89, $35.04 and $30.62, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2013	2,472,068	$30.66
Grants	1,119,356	$41.89
Vested	(1,244,045)	$28.23
Forfeited	(58,253)	$34.12
Nonvested restricted shares at November 30, 2014	2,289,126	$37.38
At November 30, 2014, there was $67.9 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 2.0 years. During the years ended November 30, 2014, 2013 and 2012, 1.2 million nonvested shares, 1.3 million nonvested shares and 1.7 million nonvested shares, respectively, vested. For the years ended November 30, 2014, 2013, and 2012, the Company recorded an excess tax benefit related to nonvested share activity of $7.4 million, $6.9 million and $11.7 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2014 and 2013, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2014		2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$130,105	135,881	278,392	305,810
Investments held-to-maturity	Level 3	$17,290	17,155	16,070	15,952
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,894	26,723	26,356	26,095
Investments held-to-maturity	Level 2	$45,038	45,051	62,344	62,580
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,690,213	5,760,075	4,194,432	4,971,500
Rialto notes payable and other debts payable	Level 2	$623,246	640,335	441,883	438,373
Lennar Financial Services notes and other debts payable	Level 2	$704,143	704,143	374,166	374,166
Lennar Multifamily notes payable	Level 2	$—	—	13,858	13,858
The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding and Lennar Multifamily—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Rialto—The fair values for loans receivable, net are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using the Company’s weighted average borrowing rate and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short maturities.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
Financial Instruments

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2014	Fair Value at November 30, 2013
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$738,396	414,231
Mortgage loan commitments	Level 2	$12,687	7,335
Forward contracts	Level 2	$(7,576)	1,444
Mortgage servicing rights	Level 3	$17,353	11,455
Lennar Homebuilding:
Investments available-for-sale	Level 3	$480	40,032
Rialto:
Loans held-for-sale (2)	Level 3	$113,596	44,228

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $738.4 million at November 30, 2014 exceeds their aggregate principal balance of $706.0 million by $32.4 million. The aggregate fair value of loans held-for-sale of $414.2 million at November 30, 2013 exceeds their aggregate principal balance of $399.0 million by $15.3 million.

(2)
The aggregate fair value of Rialto loans held-for-sale of $113.6 million at November 30, 2014 exceeds their aggregate principal balance of $111.8 million by $1.8 million. The aggregate fair value of Rialto loans held-for-sale of $44.2 million at November 30, 2013 exceeds their aggregate principal balance of $44.0 million by $0.2 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2014 and 2013. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets.
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. As of November 30, 2014, the fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities. As of November 30, 2013, the fair value of forward contracts is included in the Lennar Financial Services segment's other assets.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2014, the key assumptions used in determining the fair value include a 13.2% mortgage prepayment rate, a 6.5% delinquency rate and a 12.0% discount rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Homebuilding investments available-for-sale— The fair value of these investments is based on third-party valuations and/or estimated by the Company on the basis of discounted cash flows and it is included in the Lennar Homebuilding segment's other assets.
Rialto loans held-for-sale— The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
The changes in fair value for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2014	2013	2012
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$17,124	(7,927)	11,654
Mortgage loan commitments	$5,352	(5,378)	8,521
Forward contracts	$(9,020)	4,014	(1,166)
Interest income on Lennar Financial Services loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2014, the segment had open commitments amounting to $771.0 million to sell MBS with varying settlement dates through February 2015.
The following tables represents the reconciliations of the beginning and ending balance for the Level 3 recurring fair value measurements:

	November 30,
(In thousands)	2014	2013
Mortgage servicing rights, beginning of period	$11,455	4,749
Purchases and retention of mortgage servicing rights (1)	9,314	5,675
Disposals	(2,308)	(790)
Changes in fair value (2)	(1,108)	1,821
Mortgage servicing rights, end of period	17,353	11,455

(1)	For the year ended November 30, 2014, purchases and retention of mortgage servicing rights included the $5.7 million acquisition of a portfolio of mortgage servicing rights.

(2)	Amount represents changes in fair value included in Lennar Financial Services revenues.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30,
(In thousands)	2014	2013
Investments available-for-sale, beginning of period	$40,032	19,591
Purchases and other (1)	21,274	25,518
Sales	(51,934)	(5,618)
Changes in fair value (2)	7,379	748
Settlements (3)	(16,271)	(207)
Investments available-for-sale, end of period	$480	40,032

(1)	Represents investments in community development district bond that mature at 2039.

(2)
The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during the year ended November 30, 2014 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company redeemed the bonds.

	November 30,
(In thousands)	2014	2013
Rialto loans held-for-sale, beginning of period	$44,228	—
Loan originations	1,562,748	690,266
Originated loans sold, including those not settled	(1,494,075)	(646,266)
Interest and principal paydowns	(800)	195
Changes in fair value (1)	1,495	33
Rialto loans held-for-sale, end of period	$113,596	44,228

(1)	Amount represents changes in fair value included in Rialto revenues.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the tables below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

	Years Ended November 30,
		2014			2013			2012
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial Assets
Rialto:
Impaired loans receivable	Level 3	$187,218	130,105	(57,113)	237,829	221,690	(16,139)	354,687	326,721	(27,966)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$8,071	4,498	(3,573)	16,453	11,995	(4,458)	25,784	14,755	(11,029)
Land and land under development (2)	Level 3	$7,013	6,143	(870)	—	—	—	18,044	16,166	(1,878)
Investments in unconsolidated entities (3)	Level 3	$—	—	—	20,921	20,024	(897)	—	—	—
Rialto:
REO - held-for-sale (4)
Upon acquisition/transfer	Level 3	$26,750	25,145	(1,605)	14,367	15,985	1,618	14,325	9,987	(4,338)
Upon management periodic valuations	Level 3	$50,115	42,279	(7,836)	26,772	21,199	(5,573)	19,718	17,139	(2,579)
REO - held-and-used, net (5)
Upon acquisition/transfer	Level 3	$60,572	55,407	(5,165)	79,775	86,262	6,487	172,654	175,114	2,460
Upon management periodic valuations	Level 3	$39,728	28,227	(11,501)	22,743	12,226	(10,517)	33,003	26,300	(6,703)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the years ended November 30, 2014, 2013 and 2012.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's consolidated statement of operations for the years ended November 30, 2014, 2013 and 2012.

(3)	Valuation adjustments were included in Lennar Homebuilding other income, net in the Company's consolidated statement of operations for the year ended November 30, 2013.

(4)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2014, 2013 and 2012.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2014, 2013 and 2012.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory, Lennar Homebuilding investments in unconsolidated entities and Rialto REO assets.

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2014. Based on the Company’s evaluation, in the third quarter of 2014, the Company consolidated entities within its Lennar Multifamily segment that had combined total assets of $17.9 million. In the second quarter of 2014, the Company entered into a new option agreement with MSR, which resulted in the consolidation of certain VIEs because of the Company having options on substantially all of the homesites. The VIEs that consolidated had total combined assets of $158.5 million and non-recourse liabilities of $1.6 million.
At November 30, 2014 and 2013, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $656.8 million and $716.9 million, respectively, the Rialto segment’s investments in unconsolidated entities were $175.7 million and $154.6 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $105.7 million and $46.3 million, respectively.
Consolidated VIEs
As of November 30, 2014, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $929.1 million and $149.8 million, respectively. As of November 30, 2013, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $1,195.3 million and $294.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with the VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Consolidated Joint Ventures
During the year ended November 30, 2013, in a joint venture transaction, the Company bought out its 50% partners for $82.3 million, paying $18.8 million in cash and financing the remainder with a short-term note. The Company's consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $125 million, or a 31.25% interest. During the year ended November 30, 2013, the new unconsolidated joint venture subsequently distributed $125 million of cash to the Company as a return of capital.
Unconsolidated VIEs
At November 30, 2014 and 2013, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2014
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$124,311	194,321
Rialto (2)	17,290	17,290
Lennar Multifamily (3)	41,600	65,810
	$183,201	277,421

November 30, 2013
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$195,720	301,315
Rialto (2)	24,393	24,393
Lennar Multifamily (3)	25,874	55,002
	$245,987	380,710

(1)
At November 30, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investment in the unconsolidated VIEs, except with regard to $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. At November 30, 2013, the maximum exposure to loss

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Lennar Homebuilding’s investments in unconsolidated entities was limited to its investment in the unconsolidated VIEs, except with regard to $90.5 million remaining commitment to fund an unconsolidated entity that was formed in 2013 for further expenses up until the unconsolidated entity obtains permanent financing and $15.0 million of recourse debt of an unconsolidated VIEs, which was included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.

(2)
At both November 30, 2014 and 2013, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities. At November 30, 2014 and 2013, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $17.3 million and $16.1 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At November 30, 2014 and 2013, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $23.4 million and $28.0 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $23.4 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2014, 2013 and 2012, the Company wrote-off $4.6 million, $1.9 million and $2.4 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Due to the new agreement with MSR

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussed in Note 4, $155.0 million of consolidated inventory not owned was reclassified to land and land under development and $70.3 million of consolidated inventory not owned was deconsolidated during the year ended November 30, 2014.
In addition to this transaction, during the year ended November 30, 2014, consolidated inventory not owned decreased by $182.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2014. The decrease was primarily due to the purchase of land that was the subject of a previously consolidated option contract. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2014. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $85.6 million and $129.2 million at November 30, 2014 and 2013, respectively. Additionally, the Company had posted $34.5 million and $29.9 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2014 and 2013, respectively.

17. Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements. The Company is also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property.
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In July 2014, the Court ruled that the Company may be obligated to purchase the property. As a result of changes in zoning for the property during the litigation, the Court ordered further proceedings to determine whether the sellers are entitled to specific performance and, if so, whether a further reduction in the purchase price is required. In January 2015, the Court rendered a decision ordering the Company to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. The Company believes the decision is contrary to applicable law and will appeal the decision. The Company does not believe it is probable that a loss has occurred and, therefore, no liability has been recorded with respect to this case.
The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2014, the Company had $85.6 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancellable leases in effect at November 30, 2014 were as follows:

(In thousands)	Lease Payments
2015	$34,358
2016	28,524
2017	23,695
2018	19,885
2019	13,994
Thereafter	16,658
Rental expense for the years ended November 30, 2014, 2013 and 2012 was $48.9 million, $41.9 million and $38.7 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $424.6 million at November 30, 2014. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $923.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2014, there were approximately $363.7 million, or 39%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

18. Supplemental Financial Information
The indentures governing the Company’s 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2014 they were guaranteeing Lennar Corporation's $125 million letter of credit facilities, it's $140 million letter of credit facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. Distributions of capital received by the Parent from its subsidiaries are reflected as cash flows from investing activities. The cash outflows associated with the return on investment dividends and distributions of capital received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2014 was as follows:
Consolidating Balance Sheet November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$653,491	323,325	12,206	—	989,022
Inventories	—	7,528,633	207,967	—	7,736,600
Investments in unconsolidated entities	—	632,973	23,864	—	656,837
Other assets	159,564	402,076	104,619	6,330	672,589
Investments in subsidiaries	4,073,687	299,432	—	(4,373,119)	—
Intercompany	4,709,544	—	—	(4,709,544)	—
	9,596,286	9,186,439	348,656	(9,076,333)	10,055,048
Rialto real estate owned - held-and-used, net	—	—	255,795	—	255,795
Rialto all other assets	—	—	1,202,357	—	1,202,357
Lennar Financial Services	—	76,428	1,100,625	—	1,177,053
Lennar Multifamily	—	248,784	19,230	—	268,014
Total assets	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$447,104	756,991	71,699	—	1,275,794
Liabilities related to consolidated inventory not owned	—	45,028	—	—	45,028
Senior notes and other debts payable	4,322,162	287,700	80,351	—	4,690,213
Intercompany	—	4,579,314	130,230	(4,709,544)	—
	4,769,266	5,669,033	282,280	(4,709,544)	6,011,035
Rialto	—	—	747,044	—	747,044
Lennar Financial Services	—	28,705	861,608	6,330	896,643
Lennar Multifamily	—	52,150	93	—	52,243
Total liabilities	$4,769,266	5,749,888	1,891,025	(4,703,214)	7,706,965
Stockholders’ equity	4,827,020	3,761,763	611,356	(4,373,119)	4,827,020
Noncontrolling interests	—	—	424,282	—	424,282
Total equity	4,827,020	3,761,763	1,035,638	(4,373,119)	5,251,302
Total liabilities and equity	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$562,134	192,945	28,430	—	783,509
Inventories	—	6,507,172	93,876	—	6,601,048
Investments in unconsolidated entities	—	702,291	14,658	—	716,949
Other assets	116,657	539,264	86,773	5,935	748,629
Investments in subsidiaries	4,305,887	325,906	—	(4,631,793)	—
Intercompany	3,191,611	—	—	(3,191,611)	—
	8,176,289	8,267,578	223,737	(7,817,469)	8,850,135
Rialto real estate owned - held-and-used, net	—	—	428,989	—	428,989
Rialto all other assets	—	—	1,050,324	—	1,050,324
Lennar Financial Services	—	76,160	720,550	—	796,710
Lennar Multifamily	—	147,089	—	—	147,089
Total assets	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$302,558	623,709	58,029	—	984,296
Liabilities related to consolidated inventory not owned	—	384,876	—	—	384,876
Senior notes and other debts payable	3,704,830	400,044	89,558	—	4,194,432
Intercompany	—	3,183,664	7,947	(3,191,611)	—
	4,007,388	4,592,293	155,534	(3,191,611)	5,563,604
Rialto	—	—	497,008	—	497,008
Lennar Financial Services	—	30,045	507,659	5,935	543,639
Lennar Multifamily	—	41,526	—	—	41,526
Total liabilities	$4,007,388	4,663,864	1,160,201	(3,185,676)	6,645,777
Stockholders’ equity	4,168,901	3,826,963	804,830	(4,631,793)	4,168,901
Noncontrolling interests	—	—	458,569	—	458,569
Total equity	4,168,901	3,826,963	1,263,399	(4,631,793)	4,627,470
Total liabilities and equity	$8,176,289	8,490,827	2,423,600	(7,817,469)	11,273,247

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	7,023,678	1,452	—	7,025,130
Lennar Financial Services	—	161,145	315,123	(21,887)	454,381
Rialto	—	—	230,521	—	230,521
Lennar Multifamily	—	69,780	—	—	69,780
Total revenues	—	7,254,603	547,096	(21,887)	7,779,812
Cost and expenses:
Lennar Homebuilding	—	5,968,866	1,640	(8,477)	5,962,029
Lennar Financial Services	—	153,975	233,162	(12,894)	374,243
Rialto	—	—	249,114	—	249,114
Lennar Multifamily	—	95,226	1	—	95,227
Corporate general and administrative	172,099	—	—	5,062	177,161
Total costs and expenses	172,099	6,218,067	483,917	(16,309)	6,857,774
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(3,882)	3,527	—	(355)
Lennar Homebuilding other income, net	254	7,488	—	(216)	7,526
Other interest expense	(5,794)	(36,551)	—	5,794	(36,551)
Rialto equity in earnings from unconsolidated entities	—	—	59,277	—	59,277
Rialto other income, net	—	—	3,395	—	3,395
Lennar Multifamily equity in earnings from unconsolidated entities	—	14,454	—	—	14,454
Earnings (loss) before income taxes	(177,639)	1,018,045	129,378	—	969,784
Benefit (provision) for income taxes	61,818	(351,787)	(51,122)	—	(341,091)
Equity in earnings from subsidiaries	754,737	39,623	—	(794,360)	—
Net earnings (including net loss attributable to noncontrolling interests)	638,916	705,881	78,256	(794,360)	628,693
Less: Net loss attributable to noncontrolling interests	—	—	(10,223)	—	(10,223)
Net earnings attributable to Lennar	$638,916	705,881	88,479	(794,360)	638,916
Comprehensive earnings attributable to Lennar	$638,916	705,881	88,479	(794,360)	638,916
Comprehensive loss attributable to noncontrolling interests	$—	—	(10,223)	—	(10,223)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	5,317,890	37,057	—	5,354,947
Lennar Financial Services	—	162,939	285,474	(21,071)	427,342
Rialto	—	—	138,060	—	138,060
Lennar Multifamily	—	14,746	—	—	14,746
Total revenues	—	5,495,575	460,591	(21,071)	5,935,095
Cost and expenses:
Lennar Homebuilding	—	4,547,431	24,368	7,309	4,579,108
Lennar Financial Services	—	157,351	212,380	(28,175)	341,556
Rialto	—	—	151,072	—	151,072
Lennar Multifamily	—	31,463	—	—	31,463
Corporate general and administrative	140,999	—	—	5,061	146,060
Total costs and expenses	140,999	4,736,245	387,820	(15,805)	5,249,259
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,966	837	—	23,803
Lennar Homebuilding other income, net	542	27,308	—	(504)	27,346
Other interest expense	(5,770)	(93,913)	—	5,770	(93,913)
Rialto equity in earnings from unconsolidated entities	—	—	22,353	—	22,353
Rialto other income, net	—	—	16,787	—	16,787
Lennar Multifamily equity in loss from unconsolidated entities	—	(271)	—	—	(271)
Earnings (loss) before income taxes	(146,227)	715,420	112,748	—	681,941
Benefit (provision) for income taxes	54,353	(198,292)	(33,076)	—	(177,015)
Equity in earnings from subsidiaries	571,548	45,015	—	(616,563)	—
Net earnings (including net earnings attributable to noncontrolling interests)	479,674	562,143	79,672	(616,563)	504,926
Less: Net earnings attributable to noncontrolling interests	—	—	25,252	—	25,252
Net earnings attributable to Lennar	$479,674	562,143	54,420	(616,563)	479,674
Comprehensive earnings attributable to Lennar	$479,674	562,143	54,420	(616,563)	479,674
Comprehensive earnings attributable to noncontrolling interests	$—	—	25,252	—	25,252

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,580,827	405	—	3,581,232
Lennar Financial Services	—	156,478	246,566	(18,426)	384,618
Rialto	—	—	138,856	—	138,856
Lennar Multifamily	—	426	—	—	426
Total revenues	—	3,737,731	385,827	(18,426)	4,105,132
Cost and expenses:
Lennar Homebuilding	—	3,201,036	15,872	(542)	3,216,366
Lennar Financial Services	—	151,455	165,419	(17,038)	299,836
Rialto	—	—	138,990	—	138,990
Lennar Multifamily	—	6,306	—	—	6,306
Corporate general and administrative	122,277	—	—	5,061	127,338
Total costs and expenses	122,277	3,358,797	320,281	(12,519)	3,788,836
Lennar Homebuilding equity in loss from unconsolidated entities	—	(26,153)	(519)	—	(26,672)
Lennar Homebuilding other income (expense), net	(90)	15,106	—	128	15,144
Other interest expense	(5,779)	(94,353)	—	5,779	(94,353)
Rialto equity in earnings from unconsolidated entities	—	—	41,483	—	41,483
Rialto other expense, net	—	—	(29,780)	—	(29,780)
Lennar Multifamily equity in loss from unconsolidated entities	—	(4)	—	—	(4)
Earnings (loss) before income taxes	(128,146)	273,530	76,730	—	222,114
Benefit (provision) for income taxes	20,711	457,850	(43,343)	—	435,218
Equity in earnings from subsidiaries	786,559	44,815	—	(831,374)	—
Net earnings (including net loss attributable to noncontrolling interests)	679,124	776,195	33,387	(831,374)	657,332
Less: Net loss attributable to noncontrolling interests	—	—	(21,792)	—	(21,792)
Net earnings attributable to Lennar	$679,124	776,195	55,179	(831,374)	679,124
Comprehensive earnings attributable to Lennar	$679,124	776,195	55,179	(831,374)	679,124
Comprehensive loss attributable to noncontrolling interests	$—	—	(21,792)	—	(21,792)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$638,916	705,881	78,256	(794,360)	628,693
Distributions of earnings from guarantor and non-guarantor subsidiaries	754,737	39,623	—	(794,360)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(583,119)	(1,227,547)	(400,875)	794,360	(1,417,181)
Net cash provided by (used in) operating activities	810,534	(482,043)	(322,619)	(794,360)	(788,488)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	54,065	1,885	—	55,950
Distributions of capital from Rialto unconsolidated entities, net of investments in and contributions to	—	—	27,391	—	27,391
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	36,182	—	—	36,182
Receipts of principal payments on Rialto loans receivable, net	—	—	24,019	—	24,019
Proceeds from sales of Rialto real estate owned	—	—	269,698	—	269,698
Proceeds from sale of operating properties	—	43,937	—	—	43,937
Other	(2,347)	17,491	(33,962)	—	(18,818)
Distributions of capital from guarantor and non-guarantor subsidiaries	232,200	65,200	—	(297,400)	—
Intercompany	(1,515,367)	—	—	1,515,367	—
Net cash provided by (used in) investing activities	(1,285,514)	216,875	289,031	1,217,967	438,359
Cash flows from financing activities:
Net borrowings under Lennar Financial Services debt	—	—	324,281	—	324,281
Net borrowings under Rialto warehouse repurchase facilities	—	—	65,254	—	65,254
Net proceeds from senior notes and structured notes	843,300	—	196,180	—	1,039,480
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Principal repayments on Rialto notes payable	—	—	(75,879)	—	(75,879)
Net repayments on other borrowings	—	(255,397)	(9,892)	—	(265,289)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(142,766)	—	(142,766)
Excess tax benefits from share-based awards	7,497	—	—	—	7,497
Common stock:
Issuances	13,599	—	—	—	13,599
Repurchases	(20,424)	—	—	—	(20,424)
Dividends	(32,775)	(771,081)	(320,679)	1,091,760	(32,775)
Intercompany	—	1,395,934	119,433	(1,515,367)	—
Net cash provided by financing activities	561,197	367,916	155,932	(423,607)	661,438
Net increase in cash and cash equivalents	86,217	102,748	122,344	—	311,309
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$633,318	255,501	392,995	—	1,281,814

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$479,674	562,143	79,672	(616,563)	504,926
Distributions of earnings from guarantor and non-guarantor subsidiaries	571,548	45,015	—	(616,563)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(555,792)	(1,421,646)	48,235	616,563	(1,312,640)
Net cash provided by (used in) operating activities	495,430	(814,488)	127,907	(616,563)	(807,714)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	98,819	2,190	—	101,009
Investments in and contributions to Rialto unconsolidated entities, net of distributions of capital	—	—	(24,397)	—	(24,397)
Decrease in Rialto defeasance cash to retire notes payable	—	—	223,813	—	223,813
Receipts of principal payments on Rialto loans receivable, net	—	—	66,788	—	66,788
Proceeds from sales of Rialto real estate owned	—	—	239,215	—	239,215
Proceeds from sale of operating properties	—	—	140,564	—	140,564
Other	(233)	(30,213)	(27,297)	—	(57,743)
Intercompany	(1,333,932)	—	—	1,333,932	—
Net cash provided by (used in) investing activities	(1,334,165)	68,606	620,876	1,333,932	689,249
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(83,828)	—	(83,828)
Net borrowings under Rialto warehouse repurchase facilities	—	—	76,017	—	76,017
Net proceeds from convertible and senior notes	494,329	—	—	—	494,329
Redemption of senior notes	(63,001)	(750)	—	—	(63,751)
Net proceeds from Rialto senior notes	—	—	242,736	—	242,736
Principal repayments on Rialto notes payable	—	—	(471,255)	—	(471,255)
Net repayments on other borrowings	—	(67,984)	(126,779)	—	(194,763)
Exercise of land option contracts from an unconsolidated land investment venture	—	(28,869)	—	—	(28,869)
Net payments related to noncontrolling interests	—	—	(193,419)	—	(193,419)
Excess tax benefits from share-based awards	10,148	—	—	—	10,148
Common stock:
Issuances	34,114	—	—	—	34,114
Repurchases	(12,320)	—	—	—	(12,320)
Dividends	(30,912)	(562,143)	(54,420)	616,563	(30,912)
Intercompany	—	1,366,008	(32,076)	(1,333,932)	—
Net cash provided by (used in) financing activities	432,358	706,262	(643,024)	(717,369)	(221,773)
Net increase (decrease) in cash and cash equivalents	(406,377)	(39,620)	105,759	—	(340,238)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$547,101	152,753	270,651	—	970,505

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$679,124	776,195	33,387	(831,374)	657,332
Distributions of earnings from guarantor and non-guarantor subsidiaries	318,998	44,815	—	(363,813)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(783,282)	(962,447)	(167,625)	831,374	(1,081,980)
Net cash provided by (used in) operating activities	214,840	(141,437)	(134,238)	(363,813)	(424,648)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net of distributions of capital	—	(27,113)	(842)	—	(27,955)
Distributions of capital from Rialto unconsolidated entities, net of investments and contributions to	—	—	39,813	—	39,813
Increase in Rialto defeasance cash to retire notes payable	—	—	(4,427)	—	(4,427)
Receipts of principal payments on Rialto loans receivable, net	—	—	81,648	—	81,648
Proceeds from sales of Rialto real estate owned	—	—	183,883	—	183,883
Other	(218)	3,720	(31,173)	—	(27,671)
Intercompany	(700,846)	—	—	700,846	—
Net cash provided by (used in) investing activities	(701,064)	(23,393)	268,902	700,846	245,291
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(76)	47,936	—	47,860
Net proceeds from convertible and senior notes	790,882	—	—	—	790,882
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Net repayments on other borrowings	—	(51,918)	(195,694)	—	(247,612)
Exercise of land option contracts from an unconsolidated land investment venture	—	(50,396)	—	—	(50,396)
Net receipts related to noncontrolling interests	—	—	1,179		1,179
Excess tax benefits from share-based awards	10,814	—	—	—	10,814
Common stock:
Issuances	32,174	—	—	—	32,174
Repurchases	(17,149)	—	—	—	(17,149)
Dividends	(30,394)	(308,634)	(55,179)	363,813	(30,394)
Intercompany	—	596,209	104,637	(700,846)	—
Net cash provided by (used in) financing activities	575,465	185,185	(97,121)	(337,033)	326,496
Net increase in cash and cash equivalents	89,241	20,355	37,543	—	147,139
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$953,478	192,373	164,892	—	1,310,743

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2014
Revenues	$1,363,095	1,818,745	2,014,034	2,583,938
Gross profit from sales of homes	$286,053	409,615	456,162	584,403
Earnings before income taxes	$125,876	203,630	262,335	377,943
Net earnings attributable to Lennar	$78,117	137,719	177,757	245,323
Earnings per share:
Basic	$0.38	0.67	0.87	1.20
Diluted	$0.35	0.61	0.78	1.07
2013
Revenues	$990,243	1,426,881	1,602,768	1,915,203
Gross profit from sales of homes	$188,997	303,284	360,946	465,033
Earnings before income taxes	$53,321	162,289	189,359	276,972
Net earnings attributable to Lennar	$57,492	137,436	120,662	164,084
Earnings per share:
Basic	$0.30	0.71	0.62	0.84
Diluted	$0.26	0.61	0.54	0.73
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period cover by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of November 30, 2014. The effectiveness of our internal control over financial reporting as of November 30, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2014 of the Company and our report dated January 23, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 23, 2015

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2015 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2015 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2015 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2014:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(1)
Equity compensation plans approved by stockholders	57,500	$35.16	9,551,316
Equity compensation plans not approved by stockholders	—	—	—
Total	57,500	$35.16	9,551,316

(1)	Both Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2015 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2015 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	144
Schedule II—Valuation and Qualifying Accounts	145
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

3.1	Restated Certificate of Incorporation of the Company, dated January 14, 2015-filed herewith.

3.2	Bylaws of the Company, as amended effective October 3, 2013-Incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, dated October 4, 2013.

4.1
Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as trustee-Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2
Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)-Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.3
Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)-Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.4
Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017)-Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

4.5
Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 6.95% Senior Notes due 2018)- Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-167622, filed with the Commission on June 18, 2010.

4.6
Indenture, dated November 10, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 2.75% Convertible Senior Notes due 2020)-Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

4.7
Indenture, dated November 23, 2011, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 3.25% Convertible Senior Notes due 2021)-Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 1, 2012.

4.8
Indenture, dated July 20, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.75% Senior Notes due 2017)-Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-183755, filed with the Commission on September 6, 2012.

4.9	Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022).

4.10
Indenture, dated February 4, 2013, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.125% Senior Notes due 2018)-Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the quarter ended February 28, 2013.

4.11
Eighth Supplemental Indenture, dated as of February 12, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019-Incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, dated February 13, 2014.

4.12
Ninth Supplemental Indenture, dated as of November 25, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019-Incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, dated November 25, 2014.

10.1*	Lennar Corporation 2007 Equity Incentive Plan, as amended effective January 12, 2012-Incorporated by reference to Exhibit 1 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.2*	Lennar Corporation 2012 Incentive Compensation Plan-Incorporated by reference to Exhibit 2 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.3*	Lennar Corporation Nonqualified Deferred Compensation Plan-Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.
10.4*
Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller-Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.5*
Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller-Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.6*
Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, between U.S. Home Corporation and Stuart Miller-Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 18, 2009.

10.7
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.-Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.8*
Aircraft Time-Sharing Agreement, dated January 26, 2011, between U.S. Home Corporation and Richard Beckwitt -Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

10.9
Amended and Restated Credit Agreement, dated as of June 11, 2013, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto-Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, dated June 14, 2013.

10.10
Amended and Restated Guarantee Agreement, dated as of June 11, 2013, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein-Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated June 14, 2013.

10.11
Second Amended and Restated Credit Agreement, dated as of June 25, 2014, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto-Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, dated June, 30, 2014.

10.12
Second Amended and Restated Guarantee Agreement, dated as of June 25, 2014, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein -Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated June, 30, 2014.

10.13
Indenture, dated November 14, 2013, among Rialto Holdings, LLC, Rialto Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, including the form of 7.000% Senior Notes due 2018-Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated November 14, 2013.

10.14
Master Repurchase Agreement, dated November 21, 2013, among JPMorgan Chase Bank, N.A., as a Buyer and as Administrative Agent for the Buyers named from time to time thereunder, the Buyers party thereto, and Universal American Mortgage Company of California and Universal American Mortgage Company, LLC, as Sellers, as amended-filed herewith.

10.15
Amended and Restated Administration Agreement, dated as of December 20, 2014, by and among JPMorgan Chase Bank, N.A., as a Buyer and as Administrative Agent for the Buyers named from time to time thereunder, and Universal American Mortgage Company of California and Universal American Mortgage Company, LLC, as Sellers-filed herewith.

10.16*
2013 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana -Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

10.17*
2014 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana -Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

10.18*	2015 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana -filed herewith.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2014, filed on January 23, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements (1).

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

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	January 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/S/ STUART A. MILLER
Chief Executive Officer and Director	Date:	January 23, 2015

Principal Financial Officer:

Bruce E. Gross	/S/ BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 23, 2015

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 23, 2015

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 23, 2015

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 23, 2015

Theron I. (“Tig”) Gilliam, Jr.	/s/ THERON I. (“TIG”) GILLIAM, JR.
	Date:	January 23, 2015

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 23, 2015

R. Kirk Landon	/S/ R. KIRK LANDON
	Date:	January 23, 2015

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 23, 2015

Teri McClure	/S/ TERI MCCLURE
	Date:	January 23, 2015

Armando Olivera
	Date:	January 23, 2015

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2014 and 2013, and for each of the three years in the period ended November 30, 2014, and the Company’s internal control over financial reporting as of November 30, 2014, and have issued our reports thereon dated January 23, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 23, 2015

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2014, 2013 and 2012

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2014
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,067	207	323	(340)	3,257
Allowance for loan losses and loans receivable	$24,687	57,207	—	(19,790)	62,104
Allowance against net deferred tax assets	$12,706	—	—	(4,677)	8,029
Year ended November 30, 2013
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,183	605	407	(1,128)	3,067
Allowance for loan losses and loans receivable	$21,353	16,744	(167)	(13,243)	24,687
Allowance against net deferred tax assets	$88,794	—	—	(76,088)	12,706
Year ended November 30, 2012
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,376	558	(101)	(650)	3,183
Allowance for loan losses and loans receivable	$6,868	28,828	52	(14,395)	21,353
Allowance against net deferred tax assets	$576,890	—	51,259	(539,355)	88,794