Form 10-Q
period 2015-02-28
LENNAR CORP /NEW/
filed 2015-04-03
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of February 28, 2015:
Class A 173,900,552
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2015 (1)	2014 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$583,754	885,729
Restricted cash	10,520	9,849
Receivables, net	69,541	93,444
Inventories:
Finished homes and construction in progress	3,486,172	3,082,345
Land and land under development	4,870,087	4,601,802
Consolidated inventory not owned	50,243	52,453
Total inventories	8,406,502	7,736,600
Investments in unconsolidated entities	684,135	656,837
Other assets	592,026	672,589
	10,346,478	10,055,048
Rialto	1,379,841	1,458,152
Lennar Financial Services	1,113,960	1,177,053
Lennar Multifamily	280,366	268,014
Total assets	$13,120,645	12,958,267

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

As of February 28, 2015, total assets include $818.9 million related to consolidated VIEs of which $13.9 million is included in Lennar Homebuilding cash and cash equivalents, $0.3 million in Lennar Homebuilding restricted cash, $0.4 million in Lennar Homebuilding receivables, net, $0.3 million in Lennar Homebuilding finished homes and construction in progress, $195.3 million in Lennar Homebuilding land and land under development, $50.2 million in Lennar Homebuilding consolidated inventory not owned, $28.9 million in Lennar Homebuilding investments in unconsolidated entities, $101.8 million in Lennar Homebuilding other assets, $423.8 million in Rialto assets and $4.0 million in Lennar Multifamily assets.
As of November 30, 2014, total assets include $929.1 million related to consolidated VIEs of which $11.7 million is included in Lennar Homebuilding cash and cash equivalents, $0.3 million in Lennar Homebuilding restricted cash, $0.2 million in Lennar Homebuilding receivables, net, $0.2 million in Lennar Homebuilding finished homes and construction in progress, $208.2 million in Lennar Homebuilding land and land under development, $52.5 million in Lennar Homebuilding consolidated inventory not owned, $23.9 million in Lennar Homebuilding investments in unconsolidated entities, $104.6 million in Lennar Homebuilding other assets, $508.4 million in Rialto assets and $19.2 million in Lennar Multifamily assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2015 (2)	2014 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$388,206	412,558
Liabilities related to consolidated inventory not owned	43,121	45,028
Senior notes and other debts payable	5,133,118	4,690,213
Other liabilities	686,731	863,236
	6,251,176	6,011,035
Rialto	697,758	747,044
Lennar Financial Services	817,546	896,643
Lennar Multifamily	45,175	52,243
Total liabilities	7,811,655	7,706,965
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2015 and November 30, 2014 - 300,000,000 shares; Issued: February 28, 2015 - 174,247,254 shares and November 30, 2014 - 174,241,570 shares	17,425	17,424
Class B common stock of $0.10 par value; Authorized: February 28, 2015 and November 30, 2014 - 90,000,000 shares; Issued: February 28, 2015 - 32,982,815 shares and November 30, 2014 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,250,236	2,239,704
Retained earnings	2,766,789	2,660,034
Treasury stock, at cost; February 28, 2015 - 346,702 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2014 - 505,420 shares of Class A common stock and 1,679,620 shares of Class B common stock	(85,414)	(93,440)
Total stockholders’ equity	4,952,334	4,827,020
Noncontrolling interests	356,656	424,282
Total equity	5,308,990	5,251,302
Total liabilities and equity	$13,120,645	12,958,267

(2)
As of February 28, 2015, total liabilities include $140.6 million related to consolidated VIEs as to which there was no recourse against the Company, of which $7.4 million is included in Lennar Homebuilding accounts payable, $43.1 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $61.5 million in Lennar Homebuilding senior notes and other debts payable, $14.9 million in Lennar Homebuilding other liabilities and $13.8 million in Rialto liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,
	2015	2014
Revenues:
Lennar Homebuilding	$1,441,658	1,231,385
Lennar Financial Services	124,827	76,952
Rialto	41,197	46,955
Lennar Multifamily	36,457	7,803
Total revenues	1,644,139	1,363,095
Costs and expenses:
Lennar Homebuilding	1,265,175	1,064,355
Lennar Financial Services	109,300	72,487
Rialto	40,781	47,576
Lennar Multifamily	41,961	13,927
Corporate general and administrative	43,654	38,112
Total costs and expenses	1,500,871	1,236,457
Lennar Homebuilding equity in earnings from unconsolidated entities	28,899	4,990
Lennar Homebuilding other income, net	6,333	2,889
Other interest expense	(4,071)	(12,691)
Rialto equity in earnings from unconsolidated entities	2,664	5,354
Rialto other expense, net	(272)	(1,229)
Lennar Multifamily equity in loss from unconsolidated entities	(178)	(75)
Earnings before income taxes	176,643	125,876
Provision for income taxes	(59,726)	(45,911)
Net earnings (including net earnings attributable to noncontrolling interests)	$116,917	79,965
Less: Net earnings attributable to noncontrolling interests	1,954	1,848
Net earnings attributable to Lennar	$114,963	78,117
Basic earnings per share	$0.56	0.38
Diluted earnings per share	$0.50	0.35
Cash dividends per each Class A and Class B common share	$0.04	0.04
Comprehensive earnings attributable to Lennar	$114,963	78,117
Comprehensive earnings attributable to noncontrolling interests	$1,954	1,848

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,
	2015	2014
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$116,917	79,965
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,306	7,839
Amortization of discount/premium on debt, net	5,417	5,306
Lennar Homebuilding equity in earnings from unconsolidated entities	(28,899)	(4,990)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	25,988	1,332
Rialto equity in earnings from unconsolidated entities	(2,664)	(5,354)
Distributions of earnings from Rialto unconsolidated entities	3,926	—
Lennar Multifamily equity in loss from unconsolidated entities	178	75
Share based compensation expense	10,251	8,741
Excess tax benefits from share-based awards	(35)	(137)
Deferred income tax expense	27,616	42,079
Gain on retirement of Rialto notes payable	(608)	—
Gain on sale of operating property and equipment	(6,472)	—
Unrealized and realized gains on Rialto real estate owned	(3,405)	(9,441)
Impairments of Rialto loans receivable and REO	4,055	9,025
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	519	2,054
Changes in assets and liabilities:
Decrease in restricted cash	27,014	4,408
Decrease in receivables	210,670	69,081
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(721,222)	(592,008)
Decrease in other assets	18,524	6,049
Increase in Rialto loans held-for-sale	(246,393)	(42,935)
Decrease in Lennar Financial Services loans held-for-sale	29,724	98,363
Decrease in accounts payable and other liabilities	(209,671)	(74,059)
Net cash used in operating activities	(730,264)	(394,607)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	64	560
Net additions of operating properties and equipment	(28,946)	(3,531)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(14,940)	(24,149)
Distributions of capital from Lennar Homebuilding unconsolidated entities	4,272	53,649
Investments in and contributions to Rialto unconsolidated entities	(11,217)	(18,306)
Distributions of capital from Rialto unconsolidated entities	2,777	5,182
Investments in and contributions to Lennar Multifamily unconsolidated entities	(9,299)	(9,083)
Distributions of capital from Lennar Multifamily unconsolidated entities	11,125	35,893
Receipts of principal payments on Rialto loans receivable	3,519	6,879
Proceeds from sales of Rialto real estate owned	28,055	50,742
Purchase of investment carried at cost	(18,000)	—
Improvements to Rialto real estate owned	(2,347)	(2,356)
Purchases of Lennar Homebuilding investments available-for-sale	(28,093)	(15,994)
Decrease in Lennar Financial Services loans held-for-investment, net	606	953
Purchases of Lennar Financial Services investment securities	(18,886)	(5,220)
Proceeds from maturities of Lennar Financial Services investment securities	14,116	51
Net cash provided by (used in) investing activities	$(67,194)	75,270

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,
	2015	2014
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$250,000	—
Net repayments under Lennar Financial Services debt	(71,652)	(151,048)
Net borrowings (repayments) under Rialto warehouse repurchase facilities	41,971	(18,169)
Proceeds from Lennar Homebuilding senior notes	250,625	500,500
Debt issuance costs	(1,494)	(4,195)
Principal payments on Rialto notes payable	(17,499)	(2,101)
Proceeds from other borrowings	46,630	15,332
Principal payments on other borrowings	(108,048)	(87,502)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)
Receipts related to noncontrolling interests	1,302	74
Payments related to noncontrolling interests	(57,629)	(32,609)
Excess tax benefits from share-based awards	35	137
Common stock:
Issuances	8,227	12,420
Repurchases	(186)	—
Dividends	(8,208)	(8,169)
Net cash provided by financing activities	334,074	223,130
Net decrease in cash and cash equivalents	(463,384)	(96,207)
Cash and cash equivalents at beginning of period	1,281,814	970,505
Cash and cash equivalents at end of period	$818,430	874,298
Summary of cash and cash equivalents:
Lennar Homebuilding	$583,754	645,691
Lennar Financial Services	84,201	56,707
Rialto	147,219	169,404
Lennar Multifamily	3,256	2,496
	$818,430	874,298
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	4,774
Non-cash sale of operating properties and equipment	$(59,397)	—
Purchases of inventories and other assets financed by sellers	$290	25,762
Non-cash contributions to Lennar Multifamily unconsolidated entities	$26,594	54,955
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$8,637	4,534
Non-cash acquisition of Servicer Provider	$—	8,317
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Operating properties and equipment and other assets of Lennar Multifamily	$(17,421)	22,495
Investments in unconsolidated entities	$2,948	(10,495)
Other liabilities	$1,220	—
Noncontrolling interests	$13,253	(12,000)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2015 are not necessarily indicative of the results to be expected for the full year.
Rialto - Management Fee Revenue
The Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to the Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of clawbacks is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance (“RMF”) business, interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, distributions with regard to partnership interests, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated primarily from construction activities and management fees generated from joint ventures as well as revenues from the sales of land and equity in earnings (loss) from unconsolidated entities, less expenses related to construction activities, the costs related to sales of land and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2014.and Section 4 of Item 2 of this Form 10-Q, “Critical Accounting Policies.” Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Homebuilding East	$2,410,301	2,323,978
Homebuilding Central	1,343,019	1,233,991
Homebuilding West	3,733,950	3,454,611
Homebuilding Southeast Florida	737,586	722,706
Homebuilding Houston	458,554	398,538
Homebuilding Other	913,372	880,912
Rialto	1,379,841	1,458,152
Lennar Financial Services	1,113,960	1,177,053
Lennar Multifamily	280,366	268,014
Corporate and unallocated	749,696	1,040,312
Total assets	$13,120,645	12,958,267

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues:
Homebuilding East	$468,335	390,508
Homebuilding Central	210,508	162,494
Homebuilding West	382,773	315,015
Homebuilding Southeast Florida	142,348	102,164
Homebuilding Houston	131,257	130,623
Homebuilding Other	106,437	130,581
Lennar Financial Services	124,827	76,952
Rialto	41,197	46,955
Lennar Multifamily	36,457	7,803
Total revenues (1)	$1,644,139	1,363,095
Operating earnings (loss):
Homebuilding East	$58,247	50,652
Homebuilding Central	15,052	10,660
Homebuilding West (2)	82,493	53,793
Homebuilding Southeast Florida	28,286	20,558
Homebuilding Houston	17,015	21,671
Homebuilding Other (3)	6,551	4,884
Lennar Financial Services	15,527	4,465
Rialto	2,808	3,504
Lennar Multifamily	(5,682)	(6,199)
Total operating earnings	220,297	163,988
Corporate general and administrative expenses	43,654	38,112
Earnings before income taxes	$176,643	125,876

(1)
Total revenues were net of sales incentives of $93.6 million ($21,800 per home delivered) for the three months ended February 28, 2015 and $76.5 million ($21,300 per home delivered) for the three months ended February 28, 2014.

(2)
For the three months ended February 28, 2015, operating earnings included Lennar Homebuilding equity in earnings from unconsolidated entities of $31.3 million primarily related to the sale of approximately 600 homesites to third parties by Heritage Fields El Toro, one of the Company's unconsolidated entities.

(3)	For the three months ended February 28, 2014, operating earnings included $1.0 million in write-offs of option deposits and pre-acquisition costs.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$442,957	143,694
Costs and expenses	298,879	145,639
Other income	2,943	—
Net earnings (loss) of unconsolidated entities (1)	$147,021	(1,945)
Lennar Homebuilding equity in earnings from unconsolidated entities (2)	$28,899	4,990

(1)
For the three months ended February 28, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to Lennar by Heritage Fields El Toro, one of the Company's unconsolidated entities, for $126.4 million, resulting in $44.6 million of gross profit of which the Company's portion was deferred.

(2)
For the three months ended February 28, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $31.3 million of equity in earnings primarily related to the sale of approximately 600 homesites to third parties by Heritage Fields El Toro, one of the Company's unconsolidated entities. For the three months ended February 28, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.5 million of equity in earnings primarily as a result of a third-party land sale by one unconsolidated entity.

Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$229,004	243,597
Inventories	2,739,595	2,889,267
Other assets	145,833	155,470
	$3,114,432	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$287,794	271,638
Debt	487,387	737,755
Equity	2,339,251	2,278,941
	$3,114,432	3,288,334
As of February 28, 2015 and November 30, 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $684.1 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2015 and November 30, 2014 was $745.9 million and $722.6 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,767	56,573
Non-recourse land seller debt or other debt	4,022	4,022
Non-recourse debt with completion guarantees (1)	180,032	442,854
Non-recourse debt without completion guarantees	224,796	209,825
Non-recourse debt to the Company	464,617	713,274
The Company’s maximum recourse exposure	22,770	24,481
Total debt	$487,387	737,755
The Company’s maximum recourse exposure as a % of total JV debt	5%	3%

(1)
The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by Heritage Fields El Toro, one of the Company's unconsolidated entities, as a result of land sales.

In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both February 28, 2015 and November 30, 2014, the Company did not have any maintenance or joint and several guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both February 28, 2015 and November 30, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2015, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2015 and 2014:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,704	(93,440)	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	116,917	—	—	—	—	114,963	1,954
Employee stock and directors plans	8,274	1	—	247	8,026	—	—
Tax benefit from employee stock plans and vesting of restricted stock	35	—	—	35	—	—	—
Amortization of restricted stock	10,250	—	—	10,250	—	—	—
Cash dividends	(8,208)	—	—	—	—	(8,208)	—
Receipts related to noncontrolling interests	1,302	—	—	—	—	—	1,302
Payments related to noncontrolling interests	(57,629)	—	—	—	—	—	(57,629)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	(13,253)
Balance at February 28, 2015	$5,308,990	17,425	3,298	2,250,236	(85,414)	2,766,789	356,656

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	2,053,893	458,569
Net earnings (including net earnings attributable to noncontrolling interests)	79,965	—	—	—	—	78,117	1,848
Employee stock and directors plans	12,433	1	—	525	11,907	—	—
Tax benefit from employee stock plans and vesting of restricted stock	137	—	—	137	—	—	—
Amortization of restricted stock	8,739	—	—	8,739	—	—	—
Cash dividends	(8,169)	—	—	—	—	(8,169)	—
Receipts related to noncontrolling interests	74	—	—	—	—	—	74
Payments related to noncontrolling interests	(32,609)	—	—	—	—	—	(32,609)
Non-cash consolidations, net	13,117	—	—	—	—	—	13,117
Balance at February 28, 2014	$4,701,157	18,484	3,298	2,730,647	(616,112)	2,123,841	440,999
The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During both the three months ended February 28, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of February 28, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three months ended February 28, 2015 and 2014, treasury stock decreased by 0.2 million and 0.3 million shares of Class A common stock, respectively, due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
During the three months ended February 28, 2015 and 2014, the Company recorded a tax provision of $59.7 million and $45.9 million, respectively, primarily related to pre-tax earnings. The effective tax rates for the three months ended February 28, 2015 and 2014 were 34.19% and 37.02%, respectively. The effective tax rates for both periods included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.
As of February 28, 2015 and November 30, 2014, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $286.1 million and $313.8 million, respectively.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Company based on the consideration of all available positive and negative evidence using a “more-likely-than-not” standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
As of both February 28, 2015 and November 30, 2014, the net deferred tax assets included a valuation allowance of $8.0 million, primarily related to state net operating loss (“NOL”) carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
At both February 28, 2015 and November 30, 2014, the Company had federal tax effected NOL carryforwards totaling $2.0 million that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At February 28, 2015 and November 30, 2014, the Company had state tax effected NOL carryforwards totaling $111.0 million and $113.8 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2015 and 2034.
At both February 28, 2015 and November 30, 2014, the Company had $7.3 million of gross unrecognized tax benefits. At February 28, 2015, the Company had $31.9 million accrued for interest and penalties, of which $0.4 million was recorded during the three months ended February 28, 2015. At November 30, 2014, the Company had $31.5 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2015	2014
Numerator:
Net earnings attributable to Lennar	$114,963	78,117
Less: distributed earnings allocated to nonvested shares	91	98
Less: undistributed earnings allocated to nonvested shares	1,184	842
Numerator for basic earnings per share	113,688	77,177
Plus: interest on 3.25% convertible senior notes due 2021	1,982	1,982
Plus: undistributed earnings allocated to convertible shares	1,184	842
Less: undistributed earnings reallocated to convertible shares	1,064	770
Numerator for diluted earnings per share	$115,790	79,231
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	202,930	201,955
Effect of dilutive securities:
Share-based payments	11	10
Convertible senior notes	27,375	25,670
Denominator for diluted earnings per share - weighted average common shares outstanding	230,316	227,635
Basic earnings per share	$0.56	0.38
Diluted earnings per share	$0.50	0.35
For both the three months ended February 28, 2015 and 2014, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$84,201	90,010
Restricted cash	8,347	8,609
Receivables, net (1)	113,625	150,858
Loans held-for-sale (2)	708,559	738,396
Loans held-for-investment, net	26,206	26,894
Investments held-to-maturity	47,429	45,038
Goodwill	38,854	38,854
Other (3)	86,739	78,394
	$1,113,960	1,177,053
Liabilities:
Notes and other debts payable	$632,491	704,143
Other (4)	185,055	192,500
	$817,546	896,643

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2015 and November 30, 2014, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Other assets included mortgage loan commitments carried at fair value of $19.0 million and $12.7 million as of February 28, 2015 and November 30, 2014, respectively. As of February 28, 2015 and November 30, 2014, other assets also included mortgage servicing rights carried at fair value of $16.8 million and $17.4 million, respectively, and other investment securities of $19.3 million and $16.8 million, respectively.

(4)
Other liabilities included $68.9 million and $69.3 million as of February 28, 2015 and November 30, 2014, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $7.6 million as of November 30, 2014.

At February 28, 2015, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2015 (1)	$150,000
364-day warehouse repurchase facility that matures December 2015 (2)	350,000
364-day warehouse repurchase facility that matures March 2016 (3)	300,000
Totals	$800,000

(1)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter-through 20 days after fiscal quarter-end.

(2)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment was increased from $325 million to $350 million through the second quarter of fiscal 2015 and will be increased to $450 million for the third and fourth quarter of fiscal 2015.

(3)
Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end. At February 28, 2015 the facility was on a rolling termination date through March 19, 2015 extending the final maturity date to March 2016.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $632.5 million and $698.4 million at February 28, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $658.7 million and $732.1 million at February 28, 2015 and November 30, 2014, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially, all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last several years there has been an increased industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the Company's condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Loan origination liabilities, beginning of period	$11,818	9,311
Provision for losses	802	293
Payments/settlements	(144)	(19)
Loan origination liabilities, end of period	$12,476	9,585
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

(In thousands)	February 28, 2015	November 30, 2014
Impaired loans unpaid principal balance	$7,912	7,576
Valuation allowance	(3,789)	(3,730)
Investment in impaired loans	$4,123	3,846
The average recorded investment in impaired loans totaled $4.0 million and $3.9 million for the three months ended February 28, 2015 and 2014, respectively.

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$147,219	303,889
Restricted cash (1)	19,488	46,975
Receivables, net (2)	—	153,773
Loans receivable, net	116,725	130,105
Loans held-for-sale (3)	360,045	113,596
Real estate owned - held-for-sale	185,511	190,535
Real estate owned - held-and-used, net	242,569	255,795
Investments in unconsolidated entities	182,878	175,700
Investments held-to-maturity	17,624	17,290
Other	107,782	70,494
	$1,379,841	1,458,152
Liabilities:
Notes and other debts payable (4)	$646,082	623,246
Other	51,676	123,798
	$697,758	747,044

(1)
Restricted cash primarily consists of cash held in escrow by the Company's loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily relate to loans sold but not settled as of November 30, 2014.

(3)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(4)
Notes and other debts payable include $351.8 million and $351.9 million related to the 7.00% Senior Notes due 2018 (“7.00% Senior Notes”) as of February 28, 2015 and November 30, 2014, respectively, $183.2 million and $141.3 million related to the RMF warehouse repurchase financing agreements as of February 28, 2015 and November 30, 2014, respectively, and $40.4 million and $58.0 million related to the notes issued through a structured note offering as of February 28, 2015 and November 30, 2014, respectively.

Rialto’s operating earnings were as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$41,197	46,955
Costs and expenses (1)	40,781	47,576
Rialto equity in earnings from unconsolidated entities	2,664	5,354
Rialto other expense, net	(272)	(1,229)
Operating earnings (2)	$2,808	3,504

(1)
Costs and expenses for the three months ended February 28, 2015 and 2014 included loan impairments of $1.2 million and $6.7 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Operating earnings for the three months ended February 28, 2015 and 2014 included net earnings (loss) attributable to noncontrolling interests of ($1.8) million and $0.9 million, respectively.
The following is a detail of Rialto other expense, net:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Realized gains on REO sales, net	$3,130	9,509
Unrealized losses on transfer of loans receivable to REO and impairments, net	(2,556)	(2,377)
REO and other expenses	(13,242)	(31,172)
Rental and other income	12,396	22,811
Rialto other expense, net	$(272)	(1,229)

Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC (“FDIC Portfolios”), which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the three months ended February 28, 2015 and 2014, the LLCs distributed $73.5 million and $53.1 million, respectively, of which $44.1 million and $31.9 million, respectively, was distributed to the FDIC and $29.4 million and $21.2 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 28, 2015, these consolidated LLCs had total combined assets and liabilities of $423.8 million and $13.8 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended and is due on December 2016. As of both February 28, 2015 and November 30, 2014, there was $60.6 million outstanding.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of February 28, 2015 and November 30, 2014, the outstanding amount related to Rialto's structured note offering was $40.4 million and $58.0 million, respectively.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following table displays the loans receivable, net by aggregate collateral type and risk categories:

(In thousands)	February 28, 2015	November 30, 2014
Land	$78,397	89,603
Single family homes	19,092	20,402
Commercial properties	7,118	7,286
Other	12,118	12,814
Loans receivable, net	$116,725	130,105
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
During the fourth quarter of 2014, in an effort to better reflect the performance of the FDIC Portfolios and Bank Portfolios, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. Therefore, all the loans receivable, net presented above are classified as nonaccrual loans in accordance with ASC 310-10, Receivables (“ASC 310-10”) at February 28, 2015 and November 30, 2014.
With regard to loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), prior to the fourth quarter of 2014 the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with ASC 310-30, the difference between the contractually required payments and the cash flows expected to be collected at acquisition was referred to as the nonaccretable difference. This difference was neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired was referred to as the accretable yield and was recognized in interest income over the remaining life of the loans using the effective yield method.
For the three months ended February 28, 2015, there was no activity in the accretable yield for the FDIC Portfolios and Bank Portfolios as all the remaining accreting loans were classified as nonaccrual loans during the fourth quarter of 2014, as explained above. For the three months ended February 28, 2014 the activity in the accretable yield was as follows:

Three Months Ended
February 28,
(In thousands)	2014
Accretable yield, beginning of period	$73,144
Additions	1,352
Deletions	(8,704)
Accretions	(9,795)
Accretable yield, end of period	$55,997
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent loan impairments, net of recoveries, and disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.
When forecasted principal and interest cannot be reasonably estimated, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment at the time of acquisition since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
February 28, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$199,367	76,354	2,043	78,397
Single family homes	60,723	14,514	4,578	19,092
Commercial properties	21,425	6,983	135	7,118
Other	61,787	—	12,118	12,118
Loans receivable	$343,302	97,851	18,874	116,725
November 30, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$228,245	85,912	3,691	89,603
Single family homes	66,183	18,096	2,306	20,402
Commercial properties	34,048	3,368	3,918	7,286
Other	64,284	5	12,809	12,814
Loans receivable	$392,760	107,381	22,724	130,105
The average recorded investment in impaired loans totaled approximately $123 million and $7 million for the three months ended February 28, 2015 and 2014, respectively.

Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses but can be reversed if conditions improve. For the three months ended February 28, 2015, there is no activity in the Company's allowance related to accrual loans as there were no loans classified as accrual loans at both February 28, 2015 and November 30, 2014. For the three months ended February 28, 2014, the activity in the Company's allowance rollforward related to accrual loans was as follows:

Three Months Ended
February 28,
(In thousands)	2014
Allowance on accrual loans, beginning of period	$18,952
Provision for loan losses, net of recoveries	6,637
Charge-offs	(667)
Allowance on accrual loans, end of period	$24,922
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated. The risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds its fair value. The activity in the Company's allowance rollforward related to nonaccrual loans was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Allowance on nonaccrual loans, beginning of period	$58,236	1,213
Provision for loan losses, net of recoveries	1,224	79
Charge-offs	(8,441)	(868)
Allowance on nonaccrual loans, end of period	$51,019	424
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

The following tables represent the activity in REO:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
REO - held-for-sale, beginning of period	$190,535	197,851
Improvements	1,704	1,593
Sales	(24,925)	(41,233)
Impairments and unrealized losses	(1,418)	(1,791)
Transfers from held-and-used, net (1)	19,615	29,814
REO - held-for-sale, end of period	$185,511	186,234

	Three Months Ended
	February 28,
(In thousands)	2015	2014
REO - held-and-used, net, beginning of period	$255,795	428,989
Additions	8,912	8,034
Improvements	643	763
Impairments	(1,413)	(904)
Depreciation	(789)	(1,393)
Transfers to held-for-sale (1)	(19,615)	(29,814)
Other	(964)	—
REO - held-and-used, net, end of period	$242,569	405,675

(1)
During the three months ended February 28, 2015 and 2014, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the three months ended February 28, 2015, RMF originated loans with a total principal balance of $565.5 million and sold $318.1 million of loans into two separate securitizations. During the three months ended February 28, 2014, RMF originated loans with a total principal balance of $295.5 million and sold $253.0 million of loans into two separate securitizations. As November 30, 2014, $147.2 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
As of both February 28, 2015 and November 30, 2014, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million to help finance the loans it makes. Borrowings under these facilities were $183.2 million and $141.3 million as of February 28, 2015 and November 30, 2014, respectively. In March 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $250 million that matures in fiscal 2016.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 (“7.00% Senior Notes”), at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private placement. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually. At February 28, 2015 and November 30, 2014, the carrying amount of the 7.00% Senior Notes was $351.8 million and $351.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at February 28, 2015.

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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2015	February 28, 2015	November 30, 2014
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,760	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	860,058	100,000	65,905	74,632	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	213,536	33,799	24,058	23,674	20,226
Other investments						15,812	15,991
						$182,878	175,700
Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Rialto Real Estate Fund, LP	$746	5,059
Rialto Real Estate Fund II, LP	893	38
Rialto Mezzanine Partners Fund, LP	475	289
Other investments	550	(32)
Rialto equity in earnings from unconsolidated entities	$2,664	5,354
During the three months ended February 28, 2015 , the Company received $6.5 million of advance distributions with regard to Rialto's carried interest in Rialto Real Estate Fund, LP ("Fund I") and Rialto Real Estate Fund II, LP ("Fund II") in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in Fund I and Fund II. These amounts of advance distributions are not subject to clawbacks and are included in Rialto's revenues.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$77,844	141,609
Loans receivable	515,229	512,034
Real estate owned	442,258	378,702
Investment securities	859,117	795,306
Investments in partnerships	345,752	311,037
Other assets	30,456	45,451
	$2,270,656	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$15,846	20,573
Notes payable	407,446	395,654
Equity	1,847,364	1,767,912
	$2,270,656	2,184,139
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$41,738	31,427
Costs and expenses	23,005	26,109
Other income, net (1)	5,874	48,170
Net earnings of unconsolidated entities	$24,607	53,488
Rialto equity in earnings from unconsolidated entities	$2,664	5,354

(1)	Other income, net, for the three months ended February 28, 2015 and 2014 included realized and unrealized gains (losses) on investments.
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at February 28, 2015 and November 30, 2014 was $17.6 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three months ended February 28, 2015 and 2014. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at February 28, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$3,256	2,186
Land under development	121,706	120,666
Consolidated inventory not owned	5,508	5,508
Investments in unconsolidated entities	123,978	105,674
Operating properties and equipment	219	15,740
Other assets	25,699	18,240
	$280,366	268,014
Liabilities:
Accounts payable and other liabilities	$41,167	48,235
Liabilities related to consolidated inventory not owned	4,008	4,008
	$45,175	52,243
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. Generally construction cost over-runs would be paid by the Company. Generally, these payments are increases to our investment in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both February 28, 2015 and November 30, 2014, the fair value of the completion guarantees was immaterial. Additionally, as of February 28, 2015 and November 30, 2014, the Lennar Multifamily segment had $22.2 million and $23.5 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities. These letters of credit outstanding were included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of February 28, 2015 and November 30, 2014, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $244.0 million and $163.4 million, respectively.
During the three months ended February 28, 2015 and 2014, the Lennar Multifamily segment provided general contractor services for construction of some of its rental properties and received fees totaling $31.9 million and $6.2 million, respectively, which are offset by costs related to those services of $31.3 million and $6.0 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$21,389	25,319
Operating properties and equipment	806,652	637,259
Other assets	19,699	14,742
	$847,740	677,320
Liabilities and equity:
Accounts payable and other liabilities	$102,305	87,151
Notes payable	244,026	163,376
Equity	501,409	426,793
	$847,740	677,320
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$2,094	—
Costs and expenses	2,994	143
Net loss of unconsolidated entities	$(900)	(143)
Lennar Multifamily equity in loss from unconsolidated entities	$(178)	(75)

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 28, 2015 and November 30, 2014 included $278.2 million and $263.2 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2015	November 30, 2014
5.60% senior notes due 2015	$500,139	500,272
6.50% senior notes due 2016	249,942	249,923
12.25% senior notes due 2017	396,807	396,278
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,652	248,485
4.125% senior notes due 2018	274,995	274,995
4.500% senior notes due 2019	500,431	500,477
4.50% senior notes due 2019	600,625	350,000
2.75% convertible senior notes due 2020	434,494	431,042
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	571,439	571,439
Unsecured revolving credit facility that matures 2018	250,000	—
Mortgage notes on land and other debt	306,344	368,052
	$5,133,118	4,690,213
At February 28, 2015, the Company had a $1.5 billion unsecured revolving credit facility (the “Credit Facility”), which includes a $248 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. For more details refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 2. The Company believes it was in compliance with its debt covenants at February 28, 2015. In addition, the Company had $315 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $239.0 million and $234.1 million, respectively, at February 28, 2015 and November 30, 2014. The Company’s financial letters of credit outstanding were $186.6 million and $190.4 million, respectively, at February 28, 2015 and November 30, 2014. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2015, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $934.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2015, there were approximately $472.4 million, or 51%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In November 2014, the Company originally issued $350 million aggregate principal amount of 4.50% senior notes due 2019 (the “4.50% Senior Notes”) at a price of 100%. In February 2015, the Company issued an additional $250 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $596.4 million. The Company is using the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning May 15, 2015. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
At both February 28, 2015 and November 30, 2014, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended February 28, 2015 and 2014 was $45.52 and $38.78, respectively, which exceeded the conversion price, thus 10.4 million shares and 8.6 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both February 28, 2015 and November 30, 2014, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At February 28, 2015 and November 30, 2014, the carrying amount of the equity component included in stockholders’ equity was $11.5 million and $15.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $434.5 million and $431.0 million, respectively.
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

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Warranty reserve, beginning of period	$115,927	102,580
Warranties issued	13,323	10,392
Adjustments to pre-existing warranties from changes in estimates (1)	3,661	2,120
Payments	(16,640)	(13,995)
Warranty reserve, end of period	$116,271	101,097

(1)
The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2015 and 2014 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three months ended February 28, 2015, the Company granted an immaterial number of stock options and did not grant any nonvested shares. During the three months ended February 28, 2014, the Company did not grant any stock options or nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Stock options	$1	2
Nonvested shares	10,250	8,739
Total compensation expense for share-based awards	$10,251	8,741

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2015 and November 30, 2014, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2015		November 30, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$116,725	122,012	130,105	135,881
Investments held-to-maturity	Level 3	$17,624	17,504	17,290	17,155
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$26,206	25,879	26,894	26,723
Investments held-to-maturity	Level 2	$47,429	47,497	45,038	45,051
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,133,118	6,361,102	4,690,213	5,760,075
Rialto notes and other debts payable	Level 2	$646,082	673,669	623,246	640,335
Lennar Financial Services notes and other debts payable	Level 2	$632,491	632,491	704,143	704,143
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
Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. For notes and other debts payable, the fair values approximate their carrying value due to variable interest pricing terms and short-term nature of the borrowings.

Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2015	Fair Value at November 30, 2014
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$708,559	738,396
Mortgage loan commitments	Level 2	$18,966	12,687
Forward contracts	Level 2	$(55)	(7,576)
Mortgage servicing rights	Level 3	$16,786	17,353
Lennar Homebuilding:
Investments available-for-sale	Level 3	$28,573	480
Rialto:
Loans held-for-sale (2)	Level 3	$360,045	113,596

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $708.6 million at February 28, 2015 exceeds their aggregate principal balance of $683.5 million by $25.1 million. The aggregate fair value of loans held-for-sale of $738.4 million at November 30, 2014 exceeds their aggregate principal balance of $706.0 million by $32.4 million.

(2)
The aggregate fair value of Rialto loans held-for-sale of $360.0 million at February 28, 2015 exceeds their aggregate principal balance of $358.9 million by $1.1 million. The aggregate fair value of loans held-for-sale of $113.6 million at November 30, 2014 exceeds their aggregate principal balance of $111.8 million by $1.8 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2015 and November 30, 2014. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. As of February 28, 2015, the fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities. As of November 30, 2014, the fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities.

Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of February 28, 2015, the key assumptions used in determining the fair value include a 12.4% mortgage prepayment rate, a 12.0% discount rate and a 6.7% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(7,300)	(1,240)
Mortgage loan commitments	$6,279	2,794
Forward contracts	$7,521	(5,721)
Interest income on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2015, the segment had open commitments amounting to $956.0 million to sell MBS with varying settlement dates through May 2015.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Mortgage servicing rights, beginning of period	$17,353	11,455
Purchases and retention of mortgage servicing rights	344	1,421
Disposals	(779)	(261)
Changes in fair value (1)	(132)	(660)
Mortgage servicing rights, end of period	$16,786	11,955

(1)	Amount represents changes in fair value included in Lennar Financial Services revenues.

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Investments available-for-sale, beginning of period	$480	40,032
Purchases and other (1)	28,093	15,994
Changes in fair value (2)	—	4,928
Settlements (3)	—	(1,074)
Investments available-for-sale, end of period	$28,573	59,880

(1)	Represents investments in community development district bonds that mature at various dates between 2015 and 2039.

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

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Rialto loans held-for-sale, beginning of period	$113,596	44,228
Loan originations	565,515	295,508
Origination loans sold, including those not settled	(318,104)	(253,038)
Interest and principal paydowns	(208)	(394)
Changes in fair value (1)	(754)	553
Rialto loans held-for-sale, end of period	$360,045	86,857

(1)	Amount represents changes in fair value included in Rialto revenues.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended February 28,
		2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value		Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$117,949	116,725	(1,224)	176,122	169,405		(6,717)
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$—	—	—	7,013	6,143	6	(870)
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$4,883	4,590	(293)	6,433	6,047		(386)
Upon management periodic valuations	Level 3	$5,604	4,479	(1,125)	19,318	17,913		(1,405)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$8,637	8,912	275	7,716	8,034		318
Upon management periodic valuations	Level 3	$2,689	1,276	(1,413)	9,549	8,645		(904)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 28, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended February 28, 2014.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2015 and 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains upon acquisition of REO held-and-used, net and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2015 and 2014.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company discloses its accounting policy related to inventories and its review for indicators of impairments in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2014.
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
As of February 28, 2015 and 2014, there were 625 and 546 active communities, excluding unconsolidated entities,

respectively. During the three months ended February 28, 2015, the Company reviewed its communities for potential indicators of impairments and identified 19 communities with 600 homesites and a corresponding carrying value of $120.5 million as having potential indicators of impairment. Of those communities identified, the Company recorded no impairments for the three months ended February 28, 2015.
During the three months ended February 28, 2014, the Company reviewed its communities for potential indicators of impairments and identified 26 communities with 1,071 homesites and a corresponding carrying value of $89.3 million as having potential indicators of impairment. Of those communities identified, the Company recorded no impairments for the three months ended February 28, 2014.

REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. Generally, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure in the Company’s consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is generally recorded as a provision for loan losses in the Company’s condensed consolidated statement of operations.

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

Generally, unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 28, 2015. Based on the Company's evaluation in the first quarter of 2015, the Company deconsolidated an entity within its Lennar Multifamily segment that had total combined assets of $17.4 million (primarily operating properties and equipment) and liabilities of $1.2 million. In addition, during the three months ended February 28, 2015, there were no VIEs that were consolidated.
At February 28, 2015 and November 30, 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $684.1 million and $656.8 million, respectively, the Rialto segment’s investments in unconsolidated entities were $182.9 million and $175.7 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $124.0 million and $105.7 million, respectively.
Consolidated VIEs
As of February 28, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $818.9 million and $140.6 million, respectively. As of November 30, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $929.1 million and $149.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of February 28, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$126,595	196,812
Rialto (2)	17,624	17,624
Lennar Multifamily (3)	41,265	64,117
	$185,484	278,553
As of November 30, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$124,311	194,321
Rialto (2)	17,290	17,290
Lennar Multifamily (3)	41,600	65,810
	$183,201	277,421

(1)
At both February 28, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(2)
At both February 28, 2015 and November 30, 2014, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At February 28, 2015 and November 30, 2014, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $17.6 million and $17.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At February 28, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $22.1 million and $23.4 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $22.1 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $70.0 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the three months ended February 28, 2015, consolidated inventory not owned decreased by $2.2 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $82.5 million and $85.6 million at February 28, 2015 and November 30, 2014, respectively. Additionally, the Company had posted $37.3 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2015 and November 30, 2014, respectively.

(17)	Commitments and Contingent Liabilities
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering the Company to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. The Company believes the decision is contrary to applicable law and will appeal the decision. The Company does not believe it is probable that a loss has occurred and, therefore, no liability has been recorded with respect to this case. If the District Court decision were affirmed in its entirety, the Company would purchase the property and record it at fair value, which the Company believes would not result in a loss. The amount of interest the Company would be required to pay would depend on a number of questions currently pending before the District Court, including whether the interest the Company would be required to pay is simple interest or compound interest, and whether during the pendency of the appeal post-judgment interest would accrue at 12% per annum or at the federal post-judgment rate, which is substantially less than 12% per annum. Simple interest on $114 million at 12% per annum from May 27, 2008 to January 22, 2015 (the date of the District Court decision) would total $91.1 million and real estate taxes for that period would total $1.6 million. If post-judgment interest is simple interest on $114 million at 12% per annum, it would accrue at the rate of $13.7 million per year. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision were totally reversed on appeal, the Company would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.

(18)	New Accounting Pronouncements
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs ,(ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2015 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation (“the Parent”) from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. Distributions of capital received by the Parent from its subsidiaries are reflected as cash flows from investing activities. The cash outflows associated with the return on investment dividends and distributions of capital received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2015 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$371,687	277,545	14,583	—	663,815
Inventories	—	8,211,318	195,184	—	8,406,502
Investments in unconsolidated entities	—	655,242	28,893	—	684,135
Other assets	162,364	321,648	101,774	6,240	592,026
Investments in subsidiaries	4,063,687	286,093	—	(4,349,780)	—
Intercompany	5,556,131	—	—	(5,556,131)	—
	10,153,869	9,751,846	340,434	(9,899,671)	10,346,478
Rialto	—	—	1,379,841	—	1,379,841
Lennar Financial Services	—	72,451	1,041,509	—	1,113,960
Lennar Multifamily	—	276,335	4,031	—	280,366
Total assets	$10,153,869	10,100,632	2,765,815	(9,899,671)	13,120,645
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$353,511	649,001	72,425	—	1,074,937
Liabilities related to consolidated inventory not owned	—	43,121	—	—	43,121
Senior notes and other debts payable	4,848,024	204,824	80,270	—	5,133,118
Intercompany	—	5,381,156	174,975	(5,556,131)	—
	5,201,535	6,278,102	327,670	(5,556,131)	6,251,176
Rialto	—	—	697,758	—	697,758
Lennar Financial Services	—	25,592	785,714	6,240	817,546
Lennar Multifamily	—	45,175	—	—	45,175
Total liabilities	5,201,535	6,348,869	1,811,142	(5,549,891)	7,811,655
Stockholders’ equity	4,952,334	3,751,763	598,017	(4,349,780)	4,952,334
Noncontrolling interests	—	—	356,656	—	356,656
Total equity	4,952,334	3,751,763	954,673	(4,349,780)	5,308,990
Total liabilities and equity	$10,153,869	10,100,632	2,765,815	(9,899,671)	13,120,645

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$653,491	323,325	12,206	—	989,022
Inventories	—	7,528,633	207,967	—	7,736,600
Investments in unconsolidated entities	—	632,973	23,864	—	656,837
Other assets	159,564	402,076	104,619	6,330	672,589
Investments in subsidiaries	4,073,687	299,432	—	(4,373,119)	—
Intercompany	4,709,544	—	—	(4,709,544)	—
	9,596,286	9,186,439	348,656	(9,076,333)	10,055,048
Rialto	—	—	1,458,152	—	1,458,152
Lennar Financial Services	—	76,428	1,100,625	—	1,177,053
Lennar Multifamily	—	248,784	19,230	—	268,014
Total assets	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$447,104	756,991	71,699	—	1,275,794
Liabilities related to consolidated inventory not owned	—	45,028	—	—	45,028
Senior notes and other debts payable	4,322,162	287,700	80,351	—	4,690,213
Intercompany	—	4,579,314	130,230	(4,709,544)	—
	4,769,266	5,669,033	282,280	(4,709,544)	6,011,035
Rialto	—	—	747,044	—	747,044
Lennar Financial Services	—	28,705	861,608	6,330	896,643
Lennar Multifamily	—	52,150	93	—	52,243
Total liabilities	4,769,266	5,749,888	1,891,025	(4,703,214)	7,706,965
Stockholders’ equity	4,827,020	3,761,763	611,356	(4,373,119)	4,827,020
Noncontrolling interests	—	—	424,282	—	424,282
Total equity	4,827,020	3,761,763	1,035,638	(4,373,119)	5,251,302
Total liabilities and equity	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,441,658	—	—	1,441,658
Lennar Financial Services	—	38,149	91,659	(4,981)	124,827
Rialto	—	—	41,197	—	41,197
Lennar Multifamily	—	36,457	—	—	36,457
Total revenues	—	1,516,264	132,856	(4,981)	1,644,139
Cost and expenses:
Lennar Homebuilding	—	1,269,493	519	(4,837)	1,265,175
Lennar Financial Services	—	38,226	71,276	(202)	109,300
Rialto	—	—	40,781	—	40,781
Lennar Multifamily	—	41,955	6	—	41,961
Corporate general and administrative	42,389	—	—	1,265	43,654
Total costs and expenses	42,389	1,349,674	112,582	(3,774)	1,500,871
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,495	6,404	—	28,899
Lennar Homebuilding other income, net	231	6,324	—	(222)	6,333
Other interest expense	(1,429)	(4,071)	—	1,429	(4,071)
Rialto equity in earnings from unconsolidated entities	—	—	2,664	—	2,664
Rialto other expense, net	—	—	(272)	—	(272)
Lennar Multifamily equity in loss from unconsolidated entities	—	(178)	—	—	(178)
Earnings (loss) before income taxes	(43,587)	191,160	29,070	—	176,643
Benefit (provision) for income taxes	14,902	(64,152)	(10,476)	—	(59,726)
Equity in earnings from subsidiaries	143,648	10,116	—	(153,764)	—
Net earnings (including net earnings attributable to noncontrolling interests)	114,963	137,124	18,594	(153,764)	116,917
Less: Net earnings attributable to noncontrolling interests	—	—	1,954	—	1,954
Net earnings attributable to Lennar	$114,963	137,124	16,640	(153,764)	114,963
Comprehensive earnings attributable to Lennar	$114,963	137,124	16,640	(153,764)	114,963
Comprehensive earnings attributable to noncontrolling interests	$—	—	1,954	—	1,954

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,231,385	—	—	1,231,385
Lennar Financial Services	—	30,869	51,424	(5,341)	76,952
Rialto	—	—	46,955	—	46,955
Lennar Multifamily	—	7,803	—	—	7,803
Total revenues	—	1,270,057	98,379	(5,341)	1,363,095
Cost and expenses:
Lennar Homebuilding	—	1,067,352	(2,457)	(540)	1,064,355
Lennar Financial Services	—	34,695	42,420	(4,628)	72,487
Rialto	—	—	47,576	—	47,576
Lennar Multifamily	—	13,927	—	—	13,927
Corporate general and administrative	36,846	—	—	1,266	38,112
Total costs and expenses	36,846	1,115,974	87,539	(3,902)	1,236,457
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	5,311	(321)	—	4,990
Lennar Homebuilding other income, net	—	2,879	—	10	2,889
Other interest expense	(1,429)	(12,691)	—	1,429	(12,691)
Rialto equity in earnings from unconsolidated entities	—	—	5,354	—	5,354
Rialto other expense, net	—	—	(1,229)	—	(1,229)
Lennar Multifamily equity in loss from unconsolidated entities	—	(75)	—	—	(75)
Earnings (loss) before income taxes	(38,275)	149,507	14,644	—	125,876
Benefit (provision) for income taxes	14,169	(55,360)	(4,720)	—	(45,911)
Equity in earnings from subsidiaries	102,223	5,566	—	(107,789)	—
Net earnings (including net earnings attributable to noncontrolling interests)	78,117	99,713	9,924	(107,789)	79,965
Less: Net earnings attributable to noncontrolling interests	—	—	1,848	—	1,848
Net earnings attributable to Lennar	$78,117	99,713	8,076	(107,789)	78,117
Comprehensive earnings attributable to Lennar	$78,117	99,713	8,076	(107,789)	78,117
Comprehensive earnings attributable to noncontrolling interests	$—	—	1,848	—	1,848

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$114,963	137,124	18,594	(153,764)	116,917
Distributions of earnings from guarantor and non-guarantor subsidiaries	143,648	10,116	—	(153,764)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(195,584)	(716,869)	(88,492)	153,764	(847,181)
Net cash provided by (used in) operating activities	63,027	(569,629)	(69,898)	(153,764)	(730,264)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net of distributions of capital	—	(10,668)	—	—	(10,668)
Investments in and contributions to Rialto unconsolidated entities, net of distributions of capital	—	—	(8,440)	—	(8,440)
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	1,826	—	—	1,826
Receipts of principal payments on Rialto loans receivable	—	—	3,519	—	3,519
Proceeds from sales of Rialto real estate owned	—	—	28,055	—	28,055
Other	(21,439)	(32,916)	(27,131)	—	(81,486)
Distributions of capital from guarantor and non-guarantor subsidiaries	10,000	10,000	—	(20,000)	—
Intercompany	(845,727)	—	—	845,727	—
Net cash used in investing activities	(857,166)	(31,758)	(3,997)	825,727	(67,194)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	250,000	—	—	—	250,000
Net repayments under Lennar Financial Services debt	—	—	(71,652)	—	(71,652)
Net borrowings under Rialto warehouse repurchase facilities	—	—	41,971	—	41,971
Proceeds from senior notes and debt issue costs	249,425	—	(294)	—	249,131
Principal payments on Rialto notes payable	—	—	(17,499)	—	(17,499)
Net proceeds (repayments) on other borrowings	21,250	(82,587)	(81)	—	(61,418)
Net payments related to noncontrolling interests	—	—	(56,327)	—	(56,327)
Excess tax benefits from share-based awards	35	—	—	—	35
Common stock:					—
Issuances	8,227	—	—	—	8,227
Repurchases	(186)	—	—	—	(186)
Dividends	(8,208)	(147,124)	(26,640)	173,764	(8,208)
Intercompany	—	800,745	44,982	(845,727)	—
Net cash provided by (used in) financing activities	520,543	571,034	(85,540)	(671,963)	334,074
Net decrease in cash and cash equivalents	(273,596)	(30,353)	(159,435)	—	(463,384)
Cash and cash equivalents at beginning of period	633,318	255,501	392,995	—	1,281,814
Cash and cash equivalents at end of period	$359,722	225,148	233,560	—	818,430

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$78,117	99,713	9,924	(107,789)	79,965
Distributions of earnings from guarantor and non-guarantor subsidiaries	102,223	5,566	—	(107,789)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(134,710)	(568,041)	120,390	107,789	(474,572)
Net cash provided by (used in) operating activities	45,630	(462,762)	130,314	(107,789)	(394,607)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	28,767	733	—	29,500
Investments in and contributions to Rialto unconsolidated entities, net of distributions of capital	—	—	(13,124)	—	(13,124)
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	26,810	—	—	26,810
Receipts of principal payments on Rialto loans receivable	—	—	6,879	—	6,879
Proceeds from sales of Rialto real estate owned	—	—	50,742	—	50,742
Other	(157)	(16,229)	(9,151)	—	(25,537)
Distribution of capital from guarantor subsidiaries	60,000	—	—	(60,000)	—
Intercompany	(672,239)	—	—	672,239	—
Net cash provided by (used in) investing activities	(612,396)	39,348	36,079	612,239	75,270
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(151,048)	—	(151,048)
Net repayments under Rialto warehouse repurchase facilities	—	—	(18,169)	—	(18,169)
Net proceeds from senior notes	496,600	—	(295)	—	496,305
Principal repayments on Rialto notes payable	—	—	(2,101)	—	(2,101)
Net repayments on other borrowings	—	(72,097)	(73)	—	(72,170)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(32,535)	—	(32,535)
Excess tax benefit from share-based awards	137	—	—	—	137
Common stock:					—
Issuances	12,420	—	—	—	12,420
Dividends	(8,169)	(99,713)	(68,076)	167,789	(8,169)
Intercompany	—	609,943	62,296	(672,239)	—
Net cash provided by (used in) financing activities	500,988	436,593	(210,001)	(504,450)	223,130
Net (decrease) increase in cash and cash equivalents	(65,778)	13,179	(43,608)	—	(96,207)
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$481,323	165,932	227,043	—	874,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2014.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by extensive investigation or inquiry. The forward-looking statements in this Quarterly Report include statements regarding: our belief that we are still in the early stages of a sustainable slow growth housing recovery, our belief regarding the drivers of such recovery, and our belief that we are well positioned to benefit from such recovery; our belief that the recovery will continue to benefit the rental market; our expectation that we will see some margin contraction; our belief regarding the impact of the decline in oil prices on our Homebuilding operations in 2015; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions; our expectation that we are on track to achieve another year of profitability in fiscal 2015; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are well positioned to deliver between 23,500 and 24,000 homes with gross margins expected to average about 24% during fiscal 2015; our expectation that our ancillary business will enhance stockholder value; our belief that we will continue to benefit from our strategic land acquisitions and new community openings; our expectation regarding the Lennar Multifamily segment’s development pipeline; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding our variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our beliefs regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; unfavorable outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties once rents and occupancies have stabilized; our ability to acquire land and pursue real estate opportunities at anticipated prices; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, and our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.

Please see our Form 10-K, for the fiscal year ended November 30, 2014 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
This Management’s Discussion and Analysis and other portions of this Report contain statements of opinion or belief regarding market conditions and similar matters. In many instances those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigation or statistical analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views that are necessarily shared by all who are involved in those industries or markets.

Outlook
We continue to believe that we are still in the early stages of a sustainable slow growth housing recovery. The recovery has been supported on the downside by the significant production deficit that has resulted from the extremely low volumes of dwellings, both single family and multifamily, that have been built over the past seven years. At the same time, the recovery has been constrained by a limited supply of available homes on the market, limited supply of land available to add to the supply of homes and constrained demand from purchasers who would like to buy but are unable to access the mortgage market. We expect that the recovery will also continue to benefit the rental market as first time home purchasers find limited access to the "for sale" market as a result of a challenging mortgage approval process.
We began 2015 with a solid first quarter, with net earnings increasing 47% on a 21% increase in revenues, compared to the first quarter of 2014. Our gross margin was 23.1%, which was in line with our expectations. This gross margin, combined with our selling, general and administrative expenses of 11.4%, resulted in an operating margin of 11.7%. In addition, we ended the quarter with a strong sales backlog, up 20% in homes and 24% in dollar value. During the first quarter of 2015, we also had strong performances from our other business segments. Our Financial Services segment produced $15.5 million of pretax earnings primarily driven by our strategic positioning to capture the increase in refinance transactions, a higher capture rate of the increased Lennar Homebuilding business and an expanded retail presence due to an acquisition in the second quarter of 2014. Rialto generated $4.6 million of operating earnings net which included an add back of net loss attributable to noncontrolling interests, benefiting from Rialto Mortgage Finance (“RMF”), our mortgage origination and securitization business, and a transition from a capital-intensive business model to an asset light, fund model. Our Multifamily rental business continued to grow during the first quarter of 2015, and we ended the quarter with interests in 26 multifamily communities, of which two communities were completed and operating, two communities were partially completed and leasing, and the remaining 22 communities were under construction. Finally, through our investment in Heritage Fields El Toro, which is managed by our FivePoint Communities venture, we earned $31.3 million primarily from the sale of approximately 600 homesites to third parties.
We believe that all the segments of our company are well positioned. Our company’s strategy continues to be driven by our belief that the real estate market remains positioned to continue to recover and that our company remains well positioned to benefit from such recovery. Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are excellent land positions, although we expect to see some margin contraction compared to prior year due to cost increases outpacing sales price increases, competitive pressures and the inclusion of some additional previously mothballed land assets being developed.  In addition, the significant decline in oil prices may negatively impact our Houston segment in fiscal 2015, however this decline could potentially have offsetting benefits. Thus we cannot project the impact of lower oil prices at this time.We will continue to carefully balance pricing power, sales incentives, brokerage commissions and advertising expenses to maximize our results. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations, as we are currently well positioned to deliver between 23,500 and 24,000 homes with gross margins expected to average about 24% for fiscal 2015. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as such ancillary businesses continue to mature and expand their franchises providing profitable opportunities that we expect will enhance stockholder value. Overall, we believe we are on track to achieve another year of increased profitability in fiscal 2015, as the housing market recovery continues and we will continue to benefit from our strategic land acquisitions and new community openings.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three months ended February 28, 2015 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $115.0 million, or $0.50 per diluted share ($0.56 per basic share), in the first quarter of 2015, compared to net earnings attributable to Lennar of $78.1 million, or $0.35 per diluted share ($0.38 per basic share), in the first quarter of 2014.
Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Lennar Homebuilding revenues:
Sales of homes	$1,403,568	1,140,231
Sales of land	38,090	91,154
Total Lennar Homebuilding revenues	1,441,658	1,231,385
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,078,796	854,178
Costs of land sold	26,025	75,072
Selling, general and administrative	160,354	135,105
Total Lennar Homebuilding costs and expenses	1,265,175	1,064,355
Lennar Homebuilding operating margins	176,483	167,030
Lennar Homebuilding equity in earnings from unconsolidated entities	28,899	4,990
Lennar Homebuilding other income, net	6,333	2,889
Other interest expense	(4,071)	(12,691)
Lennar Homebuilding operating earnings	207,644	162,218
Lennar Financial Services revenues	124,827	76,952
Lennar Financial Services costs and expenses	109,300	72,487
Lennar Financial Services operating earnings	15,527	4,465
Rialto revenues	41,197	46,955
Rialto costs and expenses	40,781	47,576
Rialto equity in earnings from unconsolidated entities	2,664	5,354
Rialto other expense, net	(272)	(1,229)
Rialto operating earnings	2,808	3,504
Lennar Multifamily revenues	36,457	7,803
Lennar Multifamily costs and expenses	41,961	13,927
Lennar Multifamily equity in loss from unconsolidated entities	(178)	(75)
Lennar Multifamily operating loss	(5,682)	(6,199)
Total operating earnings	220,297	163,988
Corporate general and administrative expenses	(43,654)	(38,112)
Earnings before income taxes	$176,643	125,876
Three Months Ended February 28, 2015 versus Three Months Ended February 28, 2014
Revenues from home sales increased 23% in the first quarter of 2015 to $1.4 billion from $1.1 billion in the first quarter of 2014. Revenues were higher primarily due to a 20% increase in the number of home deliveries, excluding unconsolidated entities, and a 3% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 4,301 homes in the first quarter of 2015 from 3,597 homes in the first quarter of 2014. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, which was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The average sales price of homes delivered increased to $326,000 in the first quarter of 2015 from $316,000 in the first quarter of 2014, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,800 per home delivered in the first quarter of 2015, or 6.3% as a percentage of home sales revenue, compared to $21,300 per home delivered in the first quarter of 2014, or 6.3% as a percentage of home sales revenue, and $23,100 per home delivered in the fourth quarter of 2014, or 6.6% as a percentage of home sales revenue. Currently, our biggest competition is from sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $324.8 million, or 23.1%, in the first quarter of 2015, compared to $286.1 million, or 25.1%, in the first quarter of 2014. Gross margin percentage on home sales decreased compared to the first quarter of 2014, primarily due to an increase in materials, labor and land costs, partially offset by an increase in the the average sales price of homes delivered. In addition, gross margin on home sales in the first quarter of 2014 included a $5.5 million insurance recovery, which increased the gross margin in the period by 50 basis points.
Gross profits on land sales totaled $12.1 million in the first quarter of 2015, compared to $16.1 million in the first quarter of 2014.
Selling, general and administrative expenses were $160.4 million in the first quarter of 2015, compared to $135.1 million in the first quarter of 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 11.4% in the first quarter of 2015, from 11.8% in the first quarter of 2014 due to improved operating leverage as a result of an increase in home deliveries as well as a 30 basis point reduction due to a decrease in insurance reserves.
Lennar Homebuilding equity in earnings from unconsolidated entities was $28.9 million in the first quarter of 2015, compared to $5.0 million in the first quarter of 2014. In the first quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $31.3 million of equity in earnings primarily related to the sale of approximately 600 homesites to third parties by Heritage Fields El Toro, one of our unconsolidated entities, partially offset by our share of operating losses of various Lennar Homebuilding unconsolidated entities. In the first quarter of 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.5 million primarily related to a third-party land sale by one of our unconsolidated entities.
Lennar Homebuilding other income, net, totaled $6.3 million in the first quarter of 2015, compared to $2.9 million in the first quarter of 2014. In the first quarter of 2015, other income, net included a $6.5 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $38.0 million in the first quarter of 2015 ($33.5 million was included in costs of homes sold, $0.4 million in costs of land sold and $4.1 million in other interest expense), compared to $41.0 million in the first quarter of 2014 ($26.4 million was included in costs of homes sold, $1.8 million in costs of land sold and $12.7 million in other interest expense). Interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization, partially offset by an increase in our outstanding debt and an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $15.5 million in the first quarter of 2015, compared to $4.5 million in the first quarter of 2014. The increase in profitability was primarily due to an increase in volume in the mortgage and title operations as a result of an increase in refinance transactions. The increase in mortgage originations is also the result of increased Lennar home deliveries coupled with a higher capture rate and an expanded retail presence due to an acquisition in the second quarter of 2014.
Operating earnings for our Rialto segment were $4.6 million in the first quarter of 2015 (which included $2.8 million of operating earnings and an add back of $1.8 million of net loss attributable to noncontrolling interests), compared to operating earnings of $2.6 million (which included $3.5 million of operating earnings, partially offset by $0.9 million of net earnings attributable to noncontrolling interests) in the first quarter of 2014.
Rialto revenues were $41.2 million in the first quarter of 2015, compared to $47.0 million in the first quarter of 2014. Revenues decreased primarily due to a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and real estate owned ("REO") foreclosures. This decrease was partially offset by the receipt of $6.5 million of advanced distributions with regard to Rialto's carried interests in Rialto Real Estate Fund, LP ("Fund I") and Rialto Real Estate Fund II, LP ("Fund II") in order to cover income tax obligations resulting from the allocations of taxable income to Rialto's carried interests in Fund I and Fund II.
Rialto expenses were $40.8 million in the first quarter of 2015, compared to $47.6 million in the first quarter of 2014. Expenses decreased primarily due to a decrease in loan impairments of $5.5 million and in other general and administrative expenses, partially offset by an increase in interest expense and RMF securitization expenses.

Rialto equity in earnings from unconsolidated entities was $2.7 million and $5.4 million in the first quarter of 2015 and 2014, respectively, primarily related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was related to decreased fair value mark-ups related to certain assets in the Rialto real estate funds.
In the first quarter of 2015, Rialto other expense, net, was $0.3 million, which consisted primarily of expenses related to owning and maintaining REO, $2.5 million of impairments on REO and other expenses, partially offset by net realized gains on the sale of REO of $3.1 million and rental and other income. In the first quarter of 2014, Rialto other expense, net, was $1.2 million, which consisted primarily of expenses related to owning and maintaining REO, $2.3 million of impairments on REO and other expenses, partially offset by net realized gains on the sale of REO of $9.5 million and rental and other income.
Operating loss for our Lennar Multifamily segment was $5.7 million in the first quarter of 2015, compared to $6.2 million in the first quarter of 2014. In both the first quarter of 2015 and 2014, operating loss primarily related to general and administrative expenses, partially offset by management fee income.
Corporate general and administrative expenses were $43.7 million, or 2.7% as a percentage of total revenues, in the first quarter of 2015, compared to $38.1 million, or 2.8% as a percentage of total revenues, in the first quarter of 2014. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $2.0 million and $1.8 million in the first quarter of 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests during the first quarter of 2015 were primarily attributable to noncontrolling interests related to our homebuilding operations, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the first quarter of 2014 were primarily attributable to noncontrolling interests in our homebuilding operations and Rialto.
In the first quarter of 2015 and 2014, we had a tax provision of $59.7 million and $45.9 million, respectively, primarily related to pre-tax earnings of the periods. Our overall effective income tax rates were 34.19% and 37.02% in the first quarter of 2015 and 2014, respectively. The effective tax rates for both periods included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

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
At February 28, 2015, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
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

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Homebuilding revenues:
East:
Sales of homes	$456,550	389,671
Sales of land	11,785	837
Total East	468,335	390,508
Central:
Sales of homes	204,740	139,816
Sales of land	5,768	22,678
Total Central	210,508	162,494
West:
Sales of homes	382,660	300,099
Sales of land	113	14,916
Total West	382,773	315,015
Southeast Florida:
Sales of homes	130,498	101,807
Sales of land	11,850	357
Total Southeast Florida	142,348	102,164
Houston:
Sales of homes	124,930	122,119
Sales of land	6,327	8,504
Total Houston	131,257	130,623
Other:
Sales of homes	104,190	86,719
Sales of land	2,247	43,862
Total Other	106,437	130,581
Total homebuilding revenues	$1,441,658	1,231,385

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Operating earnings:
East:
Sales of homes	$53,950	51,957
Sales of land	7,105	87
Equity in earnings from unconsolidated entities	45	1,137
Other income (expense), net	(963)	726
Other interest expense	(1,890)	(3,255)
Total East	58,247	50,652
Central:
Sales of homes	15,749	6,890
Sales of land	1,397	5,964
Equity in earnings from unconsolidated entities	39	30
Other expense, net	(1,564)	(365)
Other interest expense	(569)	(1,859)
Total Central	15,052	10,660
West:
Sales of homes	47,783	46,294
Sales of land	(308)	5,566
Equity in earnings from unconsolidated entities (1)	28,826	4,273
Other income, net (2)	7,206	2,146
Other interest expense	(1,014)	(4,486)
Total West	82,493	53,793
Southeast Florida:
Sales of homes	28,524	21,147
Sales of land	221	194
Equity in loss from unconsolidated entities	(106)	(211)
Other income (expense), net	(162)	503
Other interest expense	(191)	(1,075)
Total Southeast Florida	28,286	20,558
Houston:
Sales of homes (3)	13,746	19,306
Sales of land	1,943	3,208
Equity in earnings (loss) from unconsolidated entities	12	(10)
Other income (expense), net	1,449	(316)
Other interest expense	(135)	(517)
Total Houston	17,015	21,671
Other:
Sales of homes	4,666	5,354
Sales of land	1,707	1,063
Equity in earnings (loss) from unconsolidated entities	83	(229)
Other income, net	367	195
Other interest expense	(272)	(1,499)
Total Other	6,551	4,884
Total homebuilding operating earnings	$207,644	162,218

(1)
Lennar Homebuilding equity in earnings for the three months ended February 28, 2015, included $31.3 million of equity in earnings primarily related to the sale of approximately 600 homesites to third parties by Heritage Fields El Toro, one of our unconsolidated entities. Lennar Homebuilding equity in earnings for the three months ended February 28, 2014 included $4.5 million of equity in earnings related to a third-party land sale by one of our unconsolidated entities.

(2)	Lennar Homebuilding other income, net for the three months ended February 28, 2015, included a $6.5 million gain on the sale of an operating property.

(3)	Sales of homes for the three months ended February 28, 2014 included a $5.5 million insurance recovery.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015	2014
East	1,608	1,394	$456,820	391,973	$284,000	281,000
Central	681	522	204,740	139,815	301,000	268,000
West	926	732	382,660	305,291	413,000	417,000
Southeast Florida	378	298	130,498	101,807	345,000	342,000
Houston	461	438	124,930	122,119	271,000	279,000
Other	248	225	104,190	86,719	420,000	385,000
Total	4,302	3,609	$1,403,838	1,147,724	$326,000	318,000
Of the total homes delivered listed above, one home with a dollar value and a sales price of $270,000 represents home deliveries from unconsolidated entities for the three months ended February 28, 2015, compared to 12 home deliveries with a dollar value of $7.5 million and an average sales price of $624,000 for the three months ended February 28, 2014.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015	2014
East	$38,577	31,673	$24,000	22,800	7.8%	7.6%
Central	16,301	11,534	23,900	22,100	7.4%	7.7%
West	15,656	9,652	16,900	13,300	3.9%	3.1%
Southeast Florida	8,490	8,053	22,500	27,000	6.1%	7.3%
Houston	10,337	11,486	22,400	26,200	7.6%	8.6%
Other	4,279	4,055	17,300	18,000	3.9%	4.5%
Total	$93,640	76,453	$21,800	21,300	6.3%	6.3%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015	2014
East	1,980	1,646	$601,596	470,618	$304,000	286,000
Central	912	766	286,675	218,127	314,000	285,000
West	1,190	839	527,584	378,709	443,000	451,000
Southeast Florida	350	366	124,424	119,648	355,000	327,000
Houston	520	560	145,723	156,683	280,000	280,000
Other	335	288	142,779	118,325	426,000	411,000
Total	5,287	4,465	$1,828,781	1,462,110	$346,000	327,000
Of the total new orders listed above, 26 homes with a dollar value of $12.3 million and an average sales price of $473,000 represent new orders from unconsolidated entities for the three months ended February 28, 2015, compared to 12 new orders with a dollar value of $6.4 million and an average sales price of $536,000 for the three months ended February 28, 2014.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2015 and 2014.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015	2014
East	2,584	2,220	$816,524	681,062	$316,000	307,000
Central	1,192	888	392,743	275,229	329,000	310,000
West	1,255	723	582,324	331,298	464,000	458,000
Southeast Florida	548	675	208,603	233,976	381,000	347,000
Houston	889	791	246,663	215,424	277,000	272,000
Other	349	365	152,072	201,227	436,000	551,000
Total	6,817	5,662	$2,398,929	1,938,216	$352,000	342,000
Of the total homes in backlog listed above, 92 homes with a backlog dollar value of $51.9 million and an average sales price of $564,000 represent the backlog from unconsolidated entities at February 28, 2015, compared to 4 homes with a backlog dollar value of $1.4 million and an average sales price of $359,000 at February 28, 2014.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28,
	2015	2014
East	16%	16%
Central	16%	16%
West	13%	14%
Southeast Florida	15%	11%
Houston (1)	26%	21%
Other	11%	11%
Total	16%	16%

(1)
The increase in cancellation rates was primarily due to an increase in cancellations of higher-end homes in the Houston area and fewer new orders of those homes during the three months ended February 28, 2015. The cancellation rate for the three months ended February 28, 2015 is consistent with the cancellation rate in the third and fourth quarter of 2014.

Active Communities:

	February 28,
	2015	2014
East	240	201
Central	120	112
West	111	91
Southeast Florida	30	28
Houston	76	74
Other	49	42
Total	626	548
Of the total active communities listed above, one and two communities represent active communities being developed by unconsolidated entities as of February 28, 2015 and 2014, respectively.

The following table details our gross margins on home sales for the three months ended February 28, 2015 and 2014 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 28,
(In thousands)	2015		2014
East:
Sales of homes	$456,550		389,671
Costs of homes sold	346,798		291,476
Gross margins on home sales	109,752	24.0%	98,195	25.2%
Central:
Sales of homes	204,740		139,816
Costs of homes sold	164,827		112,650
Gross margins on home sales	39,913	19.5%	27,166	19.4%
West:
Sales of homes	382,660		300,099
Costs of homes sold	294,486		221,197
Gross margins on home sales	88,174	23.0%	78,902	26.3%
Southeast Florida:
Sales of homes	130,498		101,807
Costs of homes sold	90,506		70,888
Gross margins on home sales	39,992	30.6%	30,919	30.4%
Houston:
Sales of homes	124,930		122,119
Costs of homes sold	96,927		88,144
Gross margins on home sales	28,003	22.4%	33,975	27.8%
Other
Sales of homes	104,190		86,719
Costs of homes sold	85,252		69,823
Gross margins on home sales	18,938	18.2%	16,896	19.5%
Total gross margins on home sales	$324,772	23.1%	286,053	25.1%
Three Months Ended February 28, 2015 versus Three Months Ended February 28, 2014
Homebuilding East: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except Maryland, Virgina and Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered in Florida (excluding Southeast Florida), New Jersey, North Carolina and South Carolina was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities due to favorable market conditions. The decrease in average sales price of homes delivered in Maryland, Virginia and Georgia was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the three months ended February 28, 2015 decreased compared to the same period last year primarily due to a 3% increase in direct construction and land costs per home due to increases in labor, material and land costs and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase in the number of home deliveries in all the states in this segment and an increase in the average sales price of homes delivered in all the states in the segment, except Arizona. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Arizona was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the three months ended February 28, 2015 was consistent compared to the same period last year despite an 11% increase in direct construction and land costs per home due to increases in labor, material and land costs, offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase in the number of home deliveries in all the states in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. Average sales price of homes delivered in this segment was consistent with the same period last year. Gross margin percentage on home sales for the three months ended February 28, 2015 decreased compared to the same period last year primarily due to a 4% increase in direct construction and land costs per home as a result of both a change in product mix due to the timing of deliveries and increases in labor, material and land costs, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Southeast Florida: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase the number of home deliveries. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. Average sales price of homes delivered in this segment was consistent with the same period last year. Gross margin percentage on home sales for the three months ended February 28, 2015 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a 3% decrease in land costs per home as a result of a change in product mix due to the timing of deliveries, partially offset by a 4% increase in direct construction costs per home due to increases in labor and material costs.
Homebuilding Houston: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to the timing of deliveries in certain of our communities. Gross margin percentage on home sales for the three months ended February 28, 2015 decreased compared to the same period last year primarily due to a change in product mix due to lower home deliveries from the segment's high-end homes, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales. In addition, gross margin percentage on home sales for the three months ended February 28, 2014 included a $5.5 million insurance recovery.
Homebuilding Other: Revenues from home sales increased for the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily due to an increase in the number of home deliveries in Oregon and Washington and an increase in the average sales price of homes delivered in all the states in Homebuilding Other, except Minnesota and Tennessee. The increase in the number of home deliveries was driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Minnesota and Tennessee is due to a change in product mix due to the timing of deliveries from certain communities. Gross margin percentage on home sales for the three months ended February 28, 2015 decreased compared to the same period last year primarily due to a 7% increase in direct construction and land costs per home as a result of both a change in product mix due to the timing of deliveries and increases in labor, material and land costs, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Lennar Financial Services Segment
Our Lennar Financial Services segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Our Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.

The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2015	2014
Revenues	$124,827	76,952
Costs and expenses	109,300	72,487
Operating earnings	$15,527	4,465
Dollar value of mortgages originated	$1,628,000	886,000
Number of mortgages originated	6,200	3,600
Mortgage capture rate of Lennar homebuyers	79%	75%
Number of title and closing service transactions	22,700	18,500
Number of title policies issued	56,900	41,000
Rialto Segment
Our Rialto segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans, as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third-party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto's operating earnings were as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$41,197	46,955
Costs and expenses (1)	40,781	47,576
Rialto equity in earnings from unconsolidated entities	2,664	5,354
Rialto other expense, net	(272)	(1,229)
Operating earnings (2)	$2,808	3,504

(1)
Costs and expenses for the three months ended February 28, 2015 and 2014 included loan impairments of $1.2 million and $6.7 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Operating earnings for the three months ended February 28, 2015 and 2014 included net earnings (loss) attributable to noncontrolling interests of ($1.8) million and $0.9 million, respectively.
The following is a detail of Rialto other expense, net:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Realized gains on REO sales, net	$3,130	9,509
Unrealized losses on transfer of loans receivable to REO and impairments, net	(2,556)	(2,377)
REO and other expenses	(13,242)	(31,172)
Rental and other income	12,396	22,811
Rialto other expense, net	$(272)	(1,229)

Loans Receivable
In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the three months ended February 28, 2015 and 2014, the LLCs distributed $73.5 million and $53.1 million, respectively, of which $44.1 million and $31.9 million, respectively, was distributed to the FDIC and $29.4 million and $21.2 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 28, 2015, these consolidated LLCs had total combined assets and liabilities of $423.8 million and $13.8 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended and is due on December 2016. As of both February 28, 2015 and November 30, 2014, there was $60.6 million outstanding.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to the Rialto's revenues.
During the three months ended February 28, 2015, RMF originated loans with a total principal balance of $565.5 million and sold $318.1 million of loans into two separate securitizations. During the three months ended February 28, 2014, RMF originated loans with a total principal balance of $295.5 million and sold $253.0 million of loans into two separate securitizations.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

•
Rialto Real Estate Fund, LP (“Fund I”) that was formed in 2010 to invest in distressed real estate assets and other related investments to which investors have committed and contributed a total of $700 million of equity;

•	Rialto Real Estate Fund II, LP (“Fund II”) that was formed in 2012 to invest in distressed real estate assets and other related investments to which investors have committed $1.3 billion; and

•
Rialto Mezzanine Partners Fund, LP (“Mezzanine Fund”) that was formed in 2013 to which investors have committed $300 million in capital to invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets.

Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Rialto Real Estate Fund, LP	$746	5,059
Rialto Real Estate Fund II, LP	893	38
Rialto Mezzanine Partners Fund, LP	475	289
Other investments	550	(32)
Rialto equity in earnings from unconsolidated entities	$2,664	5,354
In 2010, the Rialto segment invested in non-investment grade CMBS at a 55% discount to par value. The carrying value of the investment securities at February 28, 2015 and November 30, 2014 was $17.6 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at February 28, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of February 28, 2015 and November 30, 2014, our balance sheet had $280.4 million and $268.0 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $124.0 million and $105.7 million, respectively. Our net investment in the Lennar Multifamily segment as of February 28, 2015 and November 30, 2014 was $235.2 million and $203.7 million, respectively. Our Lennar Multifamily segment had 28 and 26 unconsolidated entities, as of February 28, 2015 and November 30, 2014, respectively. As of February 28, 2015, our interests in Lennar Multifamily segment had interests in 26 communities with development costs of approximately $1.7 billion, of which two communities were completed and operating, two communities were partially completed and leasing and 22 communities were under construction. Our Lennar Multifamily segment also had a pipeline of future projects totaling $3.9 billion in assets across a number of states that will be developed primarily by unconsolidated entities. We are exploring opportunities to create a fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop.

(2) Financial Condition and Capital Resources
At February 28, 2015, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $818.4 million, compared to $1.3 billion at November 30, 2014 and $874.3 million at February 28, 2014.
We finance all of our activities including homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the three months ended February 28, 2015 and 2014, cash used in operating activities totaled $730.3 million and $394.6 million, respectively. During the three months ended February 28, 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase in Rialto loans held-for-sale related to the RMF business and a decrease in accounts payable and other liabilities, partially offset by our net earnings and a decrease in receivables.
During the three months ended February 28, 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, an increase in Rialto loans held-for-sale related to the RMF business and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in Lennar Financial Services loans held-for-sale and a decrease in receivables.

Investing Cash Flow Activities
During the three months ended February 28, 2015 and 2014, cash provided by (used in) investing activities totaled ($67.2) million and $75.3 million, respectively. During the three months ended February 28, 2015, we made cash contributions of $14.9 million to Lennar Homebuilding unconsolidated entities primarily for working capital, $11.2 million to Rialto unconsolidated entities comprised of $7.7 million contributed to Fund II and $3.5 million contributed to the Mezzanine Fund, $9.3 million to Lennar Multifamily unconsolidated entities primarily for working capital and $28.1 million for purchases of Lennar Homebuilding investments available-for-sale. This was partially offset by the receipt of $28.1 million of proceeds from the sales of REO, $4.3 million of distributions of capital from Lennar Homebuilding unconsolidated entities, $11.1 million of distributions of capital from Lennar Multifamily unconsolidated entities and $2.8 million of distributions of capital from Rialto unconsolidated entities.
During the three months ended February 28, 2014, our cash provided by investing activities was primarily impacted by the receipt of $50.7 million of proceeds from the sales of REO, $53.6 million of distributions of capital from Lennar Homebuilding unconsolidated entities, and $35.9 million of distributions of capital from Lennar Multifamily unconsolidated entities.This was partially offset by $24.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $18.3 million of cash contributions to Rialto unconsolidated entities primarily related to the Mezzanine Fund and CMBS Fund and $9.1 million of cash contributions to Lennar Multifamily unconsolidated entities primarily for working capital.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities that manages several large properties in California, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. We are exploring opportunities to create a fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. However, at February 28, 2015, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the three months ended February 28, 2015 and 2014, our cash provided by financing activities totaled $334.1 million and $223.1 million, respectively. During the three months ended February 28, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of an additional $250 million aggregate principal amount of 4.50% senior notes due 2019 (the “4.50% Senior Notes”), $250 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”) and $42.0 million of net borrowings under Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by $71.7 million of net repayments under our Lennar Financial Services' 364-day warehouse repurchase facilities, $108.0 million of principal payments on other borrowings and $57.6 million of payments related to noncontrolling interests.
During the three months ended February 28, 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.500% senior notes due 2019, partially offset by net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and Rialto warehouse repurchase facilities, and principal payments on other borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2015	November 30, 2014	February 28, 2014
Lennar Homebuilding debt	$5,133,118	4,690,213	4,664,715
Stockholders’ equity	4,952,334	4,827,020	4,260,158
Total capital	$10,085,452	9,517,233	8,924,873
Lennar Homebuilding debt to total capital	50.9%	49.3%	52.3%
Lennar Homebuilding debt	$5,133,118	4,690,213	4,664,715
Less: Lennar Homebuilding cash and cash equivalents	583,754	885,729	645,691
Net Lennar Homebuilding debt	$4,549,364	3,804,484	4,019,024
Net Lennar Homebuilding debt to total capital (1)	47.9%	44.1%	48.5%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders' equity). We believe the ratio of net Lennar Homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At February 28, 2015, Lennar Homebuilding debt to total capital was lower compared to February 28, 2014, primarily as as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
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
Our Lennar Homebuilding average debt outstanding was $5.0 billion with an average rate for interest incurred of 5.0% for the three months ended February 28, 2015, compared to $4.5 billion with an average rate for interest incurred of 5.2% for the three months ended February 28, 2014. Interest incurred related to Lennar Homebuilding debt for the three months ended February 28, 2015 was $70.3 million, compared to $65.9 million in the same period last year.
At February 28, 2015, we had a $1.5 billion Credit Facility, which includes a $248 million accordion feature, subject to additional commitments, with certain financial institutions that matures in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of February 28, 2015, the Company had $250 million of outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at February 28, 2015. In addition, we had $315 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $239.0 million and $234.1 million at February 28, 2015 and November 30, 2014, respectively. Our financial letters of credit outstanding were $186.6 million and $190.4 million at February 28, 2015 and November 30, 2014, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
In November 2014, we originally issued $350 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. In February 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $596.4 million. We are using the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning May 15, 2015. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
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
Under the amended Credit Facility agreement executed in June 2014 (the “Credit Agreement”), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of February 28, 2015:

	As of February 28, 2015
(Dollars in thousands)	Covenant Level	Level Achieved
Minimum net worth test (1)	$2,300,627	4,208,323
Maximum leverage ratio (2)	65.0%	49.4%
Liquidity test (3)	1.00	2.15
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of February 28, 2015 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement were as follows:

Minimum consolidated tangible net worth
(In thousands)	As of February 28, 2015
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	840,970
Required minimum consolidated tangible net worth per the Credit Agreement	$2,300,627

Consolidated tangible net worth
(In thousands)	As of February 28, 2015
Total equity	$5,308,990
Less: Intangible assets (a)	(51,246)
Tangible net worth as calculated per the Credit Agreement	5,257,744
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(942,903)
Less: Lennar Homebuilding and Lennar Multifamily noncontrolling interests	(106,518)
Consolidated tangible net worth as calculated per the Credit Agreement	$4,208,323

(a)	Intangible assets represent the Lennar Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of February 28, 2015. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of February 28, 2015.

(2)	The leverage ratio as calculated per the Agreement was as follows:

Leverage ratio
(Dollars in thousands)	As of February 28, 2015
Lennar Homebuilding senior notes and other debts payable	$5,133,118
Less: Debt of Lennar Homebuilding consolidated entities (a)	(80,270)
Funded debt as calculated per the Credit Agreement	5,052,848
Plus: Financial letters of credit (b)	186,707
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	41,570
Consolidated indebtedness as calculated per the Credit Agreement	5,281,125
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(590,832)
Numerator as calculated per the Credit Agreement	$4,690,293
Denominator as calculated per the Credit Agreement	$9,489,448
Leverage ratio (e)	49.4%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2015.

(b)
As of February 28, 2015, our financial letters of credit outstanding include $186.6 million as disclosed in Note 12 of the notes to our condensed consolidated financial statements and $0.1 million of financial letters of credit related to the Lennar Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $22.8 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $18.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2015.

(d)
As of February 28, 2015, unrestricted cash and cash equivalents include $583.8 million of Lennar Homebuilding cash and cash equivalents, $3.3 million of Lennar Multifamily cash and cash equivalents and $13.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement was as follows:

Liquidity test
(Dollars in thousands)	As of February 28, 2015
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$586,980
Consolidated interest incurred as calculated per the Credit Agreement (b)	$273,532
Liquidity (c)	2.15

(a)
Unrestricted cash and cash and cash equivalents at February 28, 2015 for the liquidity test calculation includes $583.8 million of Lennar Homebuilding cash and cash equivalents, plus $3.3 million of Lennar Multifamily cash and cash equivalents, plus $13.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $13.9 million of cash and cash equivalents of Lennar Homebuilding and Multifamily consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended February 28, 2015 includes Lennar Homebuilding interest incurred of $277.8 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at February 28, 2015 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2015 (1)	$150,000
364-day warehouse repurchase facility that matures December 2015 (2)	350,000
364-day warehouse repurchase facility that matures March 2016 (3)	300,000
Totals	$800,000

(1)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter-through 20 days after fiscal quarter-end.

(2)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment was increased from $325 million to $350 million through the second quarter of fiscal 2015 and will be increased to $450 million for the third and fourth quarter of fiscal 2015.

(3)
Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end. At February 28, 2015 the facility was on a rolling termination date through March 19, 2015 extending the final maturity date to March 2016.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $632.5 million and $698.4 million at February 28, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $658.7 million and $732.1 million, at February 28, 2015 and November 30, 2014, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At February 28, 2015 and November 30, 2014, RMF had two warehouse repurchase financing agreements that mature in fiscal year 2015 with commitments totaling $650 million to help finance the loans it makes. Rialto uses these warehouse repurchase financing agreements to finance the mortgage loans that RMF originates. Borrowings under these facilities were $183.2 million and $141.3 million as of February 28, 2015 and November 30, 2014, respectively. In March 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $250 million that matures in fiscal 2016.

As of February 28, 2015 and November 30, 2014, the carrying amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes") was $351.8 million and $351.9 million, respectively.
As of February 28, 2015 and November 30, 2014, the outstanding amount related to Rialto's structured note offering (the “Structured Notes”) was $40.4 million and $58.0 million, respectively.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During both the three months ended February 28, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of February 28, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three months ended February 28, 2015 and 2014, treasury stock decreased by 0.2 million and 0.3 million shares of Class A common stock, respectively, due to activity related to our equity compensation plan.
On February 12, 2015, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 29, 2015, as declared by our Board of Directors on January 14, 2015.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 28, 2015, we had equity investments in 34 homebuilding and land unconsolidated entities (of which 4 had recourse debt, 5 had non-recourse debt and 25 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2014. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(Dollars in thousands)	2015	2014
Revenues	$442,957	143,694
Costs and expenses	298,879	145,639
Other income	2,943	—
Net earnings (loss) of unconsolidated entities (1)	$147,021	(1,945)
Our share of net earnings	$39,496	3,167
Lennar Homebuilding equity in earnings from unconsolidated entities (2)	$28,899	4,990
Our cumulative share of net earnings - deferred at February 28, 2015 and 2014, respectively (3)	$24,600	12,375
Our investments in unconsolidated entities	$684,135	689,749
Equity of the unconsolidated entities	$2,339,251	2,458,571
Our investment % in the unconsolidated entities	29%	28%

(1)
For the three months ended February 28, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to us by Heritage Fields El Toro, one of our unconsolidated entities, for $126.4 million, resulting in $44.6 million of gross profit of which our portion was deferred.

(2)
For the three months ended February 28, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $31.3 million of equity in earnings primarily related to the sale of approximately 600 homesites to third parties by Heritage Fields El Toro, one of our unconsolidated entities. For the three months ended February 28, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.5 million of equity in earnings primarily as a result of a third-party land sale by one of our unconsolidated entities.

Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$229,004	243,597
Inventories	2,739,595	2,889,267
Other assets	145,833	155,470
	$3,114,432	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$287,794	271,638
Debt	487,387	737,755
Equity	2,339,251	2,278,941
	$3,114,432	3,288,334
As of February 28, 2015 and November 30, 2014, our recorded investments in Lennar Homebuilding unconsolidated entities were $684.1 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2015 and November 30, 2014 was $745.9 million and $722.6 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2015	November 30, 2014
Debt	$487,387	737,755
Equity	2,339,251	2,278,941
Total capital	$2,826,638	3,016,696
Debt to total capital of our unconsolidated entities	17.2%	24.5%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2015	November 30, 2014
Land development	$563,873	535,960
Homebuilding	120,262	120,877
Total investments	$684,135	656,837
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,767	56,573
Non-recourse land seller debt or other debt	4,022	4,022
Non-recourse debt with completion guarantees (1)	180,032	442,854
Non-recourse debt without completion guarantees	224,796	209,825
Non-recourse debt to Lennar	464,617	713,274
Lennar’s maximum recourse exposure	22,770	24,481
Total debt	$487,387	737,755
Lennar’s maximum recourse exposure as a % of total JV debt	5%	3%

(1)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by Heritage Fields El Toro, one of our unconsolidated entities, as a result of land sales.
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

(In thousands)	February 28, 2015	November 30, 2014
Assets	$1,463,796	1,669,285
Liabilities	$324,033	557,261
Equity	$1,139,763	1,112,024
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both February 28, 2015 and November 30, 2014, we did not have any maintenance or joint and several guarantees related to our Lennar Homebuilding unconsolidated entities.
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
As of both February 28, 2015 and November 30, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of February 28, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 12 of the notes to our condensed consolidated financial statements).
In view of recent credit market conditions, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both February 28, 2015 and November 30, 2014, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2015 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2015	2016	2017	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$22,770	1,238	—	10,276	11,256	—
Debt without recourse to Lennar	464,617	8,388	112,130	42,860	297,217	4,022
Total	$487,387	9,626	112,130	53,136	308,473	4,022

(1)	Represents land seller debt and other debt.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2015:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$198,790	1,316,172	11,256	116,942	128,198	1,043,807	11%
Newhall Land Development	61,915	466,279	—	320	320	360,531	—
Central Park West Holdings	60,461	58,115	—	—	—	52,689	—
Runkle Canyon	58,504	118,029	—	—	—	117,007	—
The Shipyard Communities (Hunters Point)	48,147	405,863	—	245,085	245,085	149,558	62%
Ballpark Village	42,936	132,889	—	47,000	47,000	85,123	36%
Treasure Island Community Development	29,767	64,184	—	—	—	59,566	—
MS Rialto Residential Holdings	23,234	85,649	—	—	—	79,992	—
Krome Groves Land Trust	21,432	90,544	9,276	19,761	29,037	59,111	33%
Willow Springs Properties	18,965	34,108	—	—	—	32,196	—
10 largest JV investments	564,151	2,771,832	20,532	429,108	449,640	2,039,580	18%
Other JVs	119,984	342,600	2,238	31,487	33,725	299,671	10%
Total	$684,135	3,114,432	22,770	460,595	483,365	2,339,251	17%
Land seller debt and other debt			—	4,022	4,022
Total JV debt			$22,770	464,617	487,387

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 28, 2015:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	89%	90%	93%	87%
Other JVs	11%	10%	7%	13%
Total	100%	100%	100%	100%
Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2015	February 28, 2015	November 30, 2014
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,760	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	860,058	100,000	65,905	74,632	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	213,536	33,799	24,058	23,674	20,226
Other investments						15,812	15,991
						$182,878	175,700
Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Rialto Real Estate Fund, LP	$746	5,059
Rialto Real Estate Fund II, LP	893	38
Rialto Mezzanine Partners Fund, LP	475	289
Other investments	550	(32)
Rialto equity in earnings from unconsolidated entities	$2,664	5,354
As manager of real estate funds, we are entitled to receive additional revenue through a carried interest if they meet certain performance thresholds. During the three months ended February 28, 2015, Rialto received $3.4 million as an advance distribution related to its carried interest in order to cover income tax obligations resulting from allocations of taxable income to Rialto’s carried interest in Fund I. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on February 28, 2015, we would have received $104.6 million with regard to our carried interest, net of $38.1 million already received as advance distributions since inception of Fund I. These amounts of advance distributions are not subject to clawbacks but would serve to reduce future carried interest payments earned from Fund I. However, Fund I did not cease operations and liquidate its investments on February 28, 2015, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $142.7 million, including the $38.1 million received, discussed above. During the three months ended February 28, 2015, Rialto received $3.1 million as an advance distribution related to its carried interest in order to cover income tax obligations resulting from allocations of taxable income to Rialto’s carried interest in Fund II. This amount of advance distribution is not subject to clawbacks but would serve to reduce future carried interest payments earned from Fund II.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$77,844	141,609
Loans receivable	515,229	512,034
Real estate owned	442,258	378,702
Investment securities	859,117	795,306
Investments in partnerships	345,752	311,037
Other assets	30,456	45,451
	$2,270,656	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$15,846	20,573
Notes payable	407,446	395,654
Equity	1,847,364	1,767,912
	$2,270,656	2,184,139
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$41,738	31,427
Costs and expenses	23,005	26,109
Other income, net (1)	5,874	48,170
Net earnings of unconsolidated entities	$24,607	53,488
Rialto equity in earnings from unconsolidated entities	$2,664	5,354
Rialto's investments in unconsolidated entities	$182,878	164,759
Equity of the unconsolidated entities	$1,847,364	1,497,563
Rialto's investment % in the unconsolidated entities	9.9%	11.0%

(1)	Other income, net, for the three months ended February 28, 2015 and 2014 included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At February 28, 2015 and November 30, 2014, we had equity investments in 28 and 26 unconsolidated entities, respectively (all of which had non-recourse debt or no debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture except for cost over-runs relating to the construction of the project. In all cases, we have been required to provide guarantees of completion and cost over-runs to the lenders and partners. These completion guarantees may require us to complete the improvements for which the financing was obtained. Therefore, our risk is limited to our equity contribution, draws on letters of credit and potential future payments under the guarantees of completion and cost over-runs. In certain instances, payments made under the cost over-run guarantees are considered capital contributions.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at February 28, 2015.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$21,389	25,319
Operating properties and equipment	806,652	637,259
Other assets	19,699	14,742
	$847,740	677,320
Liabilities and equity:
Accounts payable and other liabilities	$102,305	87,151
Notes payable	244,026	163,376
Equity	501,409	426,793
	$847,740	677,320
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(In thousands)	2015	2014
Revenues	$2,094	—
Costs and expenses	2,994	143
Net loss of unconsolidated entities	$(900)	(143)
Lennar Multifamily equity in loss from unconsolidated entities	$(178)	(75)
Lennar Multifamily's investments in unconsolidated entities	$123,978	63,876
Equity of the unconsolidated entities	$501,409	242,408
Lennar Multifamily's investment % in the unconsolidated entities (1)	25%	26%

(1)
Our share of profit and cash distributions from the sales of operating properties could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at February 28, 2015 and 2014:

	Controlled Homesites
February 28, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	8,341	78	8,419	46,041	54,460
Central	4,871	1,135	6,006	20,320	26,326
West	3,418	4,956	8,374	38,423	46,797
Southeast Florida	2,792	446	3,238	9,131	12,369
Houston	1,819	—	1,819	12,109	13,928
Other	2,127	—	2,127	6,855	8,982
Total homesites	23,368	6,615	29,983	132,879	162,862

	Controlled Homesites
February 28, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,229	376	6,605	43,165	49,770
Central	4,950	1,135	6,085	20,539	26,624
West	1,857	5,359	7,216	36,991	44,207
Southeast Florida	1,502	446	1,948	8,646	10,594
Houston	821	57	878	13,318	14,196
Other	1,861	—	1,861	6,920	8,781
Total homesites	17,220	7,373	24,593	129,579	154,172
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
During the three months ended February 28, 2015, consolidated inventory not owned decreased by $2.2 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $82.5 million and $85.6 million at February 28, 2015 and November 30, 2014, respectively. Additionally, we had posted $37.3 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2015 and November 30, 2014, respectively.

Contractual Obligations and Commercial Commitments
During the three months ended February 28, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes due 2019.
The following summarizes our contractual debt obligations as of February 28, 2015:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2015	December 1, 2015 through November 30, 2016	December 1, 2016 through November 30, 2018	December 1, 2018 through November 30, 2020	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,133,118	554,684	418,346	1,339,063	1,378,067	1,442,958
Lennar Financial Services - Notes and other debts payable	632,491	632,491	—	—	—	—
Rialto - Notes and other debt payable (2)	646,082	215,591	76,417	2,242	351,832	—
Interest commitments under interest bearing debt (3)	1,026,488	194,893	240,200	358,693	158,662	74,040
Operating leases	141,426	27,599	30,591	47,082	23,380	12,774
Other contractual obligations (4)	123,584	123,584	—	—	—	—
Total contractual obligations (5)	$7,703,189	1,748,842	765,554	1,747,080	1,911,941	1,529,772

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table.

(2)
Amount includes notes payable and other debts payable of $351.8 million related to Rialto's 7.00% Senior Notes, $60.6 million related to Rialto's 5-year senior unsecured note, $183.2 million related to the RMF warehouse repurchase financing agreements and $40.4 million related to Rialto's Structured Notes with an estimated final payment date of December 15, 2015.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of February 28, 2015.

(4)
Amount includes $34.1 million of commitments to fund Rialto's Fund II, $9.7 million of commitments to fund Rialto's Mezzanine Fund, $9.8 million of commitments to fund loans to RMF and $70.0 million of remaining commitments to fund a Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $39.2 million as of February 28, 2015, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2015, we had access to 29,983 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2015, we had $82.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $37.3 million of letters of credit in lieu of cash deposits under certain option contracts.
At February 28, 2015, we had letters of credit outstanding in the amount of $425.6 million (which included the $37.3 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $934.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2015, there were approximately $472.4 million, or 51%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.1 billion at February 28, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $716.8 million as of February 28, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2015, we had open commitments amounting to $956.0 million to sell MBS with varying settlement dates through May 2015 and open future contracts in the amount of $432.0 million with settlement dates through December 2021.

(3) New Accounting Pronouncements
See Note 18 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2014. Even though our critical accounting policies have not changed in any significant way during the three months ended February 28, 2015, the following provides additional disclosures about Rialto's management fee revenue accounting policy.
Rialto - Management Fee Revenue
Our Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to our Rialto segment are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of clawbacks is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
We believe the way we record Rialto management fees revenue is a significant accounting policy because it represents a significant portion of our Rialto segment's revenue and is expected to continue to grow in the future as the segment manages more assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the three months ended February 28, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% senior notes due 2019.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2015

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2015	2016	2017	2018	2019	2020	Thereafter	Total	2015
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$535.5	278.4	403.1	652.0	1,377.1	1.0	1,443.0	4,690.1	5,896.2
Average interest rate	5.3%	6.1%	12.1%	5.6%	4.4%	3.0%	3.8%	5.2%	—
Variable rate	$19.2	139.9	33.9	250.0	—	—	—	443.0	464.9
Average interest rate	3.5%	2.4%	2.8%	2.2%	—	—	—	2.3%	—
Rialto:
Notes and other debts payable:
Fixed rate	$2.1	46.1	1.1	1.1	351.8	—	—	402.2	430.2
Average interest rate	7.0%	4.2%	5.9%	5.9%	7.0%	—	—	6.6%	—
Variable rate	$213.6	30.3	—	—	—	—	—	243.9	243.5
Average interest rate	2.8%	4.5%	—	—	—	—	—	3.0%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$632.5	—	—	—	—	—	—	632.5	632.5
Average interest rate	2.3%	—	—	—	—	—	—	2.3%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We have been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether we are required by a contract we entered into in 2005 to purchase a property in Maryland. After entering into the contract, we later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering us to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. We believe the decision is contrary to applicable law and will appeal the decision. The amount of interest we would be required to pay would depend on a number of questions currently pending before the District Court, including whether the interest we would be required to pay is simple interest or compound interest, and whether during the pendency of the appeal post-judgment interest would accrue at 12% per annum or at the federal post-judgment rate, which is substantially less than 12% per annum. Simple interest on $114 million at 12% per annum from May 27, 2008 to January 22, 2015 (the date of the District Court decision) would total $91.1 million and real estate taxes for that period would total $1.6 million. If post-judgment interest is simple interest on $114 million at 12% per annum, it would accrue at the rate of $13.7 million per year. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision were totally reversed on appeal, we would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2015:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2014	—	$—	—	6,218,968
January 1 to January 31, 2015	4,212	$44.29	—	6,218,968
February 1 to February 28, 2015	—	$—	—	6,218,968

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
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, filed on April 3, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 3, 2015	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 3, 2015	/s/ David M. Collins
David M. Collins
Controller