Form 10-Q
period 2015-05-31
LENNAR CORP /NEW/
filed 2015-07-02
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of May 31, 2015:
Class A 173,937,387
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2015 (1)	2014 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$638,992	885,729
Restricted cash	12,373	9,849
Receivables, net	70,443	93,444
Inventories:
Finished homes and construction in progress	3,717,543	3,082,345
Land and land under development	4,984,978	4,601,802
Consolidated inventory not owned	51,255	52,453
Total inventories	8,753,776	7,736,600
Investments in unconsolidated entities	688,467	656,837
Other assets	591,082	672,589
	10,755,133	10,055,048
Rialto	1,364,682	1,458,152
Lennar Financial Services	1,413,388	1,177,053
Lennar Multifamily	362,256	268,014
Total assets	$13,895,459	12,958,267

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

As of May 31, 2015, total assets include $709.3 million related to consolidated VIEs of which $14.4 million is included in Lennar Homebuilding cash and cash equivalents, $0.7 million in Lennar Homebuilding receivables, net, $0.4 million in Lennar Homebuilding finished homes and construction in progress, $174.5 million in Lennar Homebuilding land and land under development, $51.3 million in Lennar Homebuilding consolidated inventory not owned, $31.1 million in Lennar Homebuilding investments in unconsolidated entities, $25.1 million in Lennar Homebuilding other assets, $402.1 million in Rialto assets and $9.8 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2015 (2)	2014 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$441,990	412,558
Liabilities related to consolidated inventory not owned	43,897	45,028
Senior notes and other debts payable	5,291,136	4,690,213
Other liabilities	802,665	863,236
	6,579,688	6,011,035
Rialto	712,744	747,044
Lennar Financial Services	1,075,515	896,643
Lennar Multifamily	51,793	52,243
Total liabilities	8,419,740	7,706,965
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2015 and November 30, 2014 - 300,000,000 shares; Issued: May 31, 2015 - 174,286,658 shares and November 30, 2014 - 174,241,570 shares	17,429	17,424
Class B common stock of $0.10 par value; Authorized: May 31, 2015 and November 30, 2014 - 90,000,000 shares; Issued: May 31, 2015 - 32,982,815 shares and November 30, 2014 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,261,951	2,239,704
Retained earnings	2,941,595	2,660,034
Treasury stock, at cost; May 31, 2015 - 349,271 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2014 - 505,420 shares of Class A common stock and 1,679,620 shares of Class B common stock	(85,535)	(93,440)
Total stockholders’ equity	5,138,738	4,827,020
Noncontrolling interests	336,981	424,282
Total equity	5,475,719	5,251,302
Total liabilities and equity	$13,895,459	12,958,267

(2)
As of May 31, 2015, total liabilities include $84.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $8.1 million is included in Lennar Homebuilding accounts payable, $43.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $14.6 million in Lennar Homebuilding other liabilities, $13.6 million in Rialto liabilities and $4.0 million in Lennar Multifamily liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014
Revenues:
Lennar Homebuilding	$2,115,812	1,634,785	3,557,470	2,866,170
Lennar Financial Services	169,885	111,016	294,712	187,968
Rialto	67,931	54,393	109,128	101,348
Lennar Multifamily	38,976	18,551	75,433	26,354
Total revenues	2,392,604	1,818,745	4,036,743	3,181,840
Costs and expenses:
Lennar Homebuilding	1,825,482	1,392,643	3,090,657	2,456,998
Lennar Financial Services	130,832	92,723	240,132	165,210
Rialto	67,506	79,604	108,287	127,180
Lennar Multifamily	47,260	25,549	89,221	39,476
Corporate general and administrative	50,207	38,317	93,861	76,429
Total costs and expenses	2,121,287	1,628,836	3,622,158	2,865,293
Lennar Homebuilding equity in earnings from unconsolidated entities	6,494	394	35,393	5,384
Lennar Homebuilding other income (expense), net	(217)	2,262	6,116	5,151
Other interest expense	(3,818)	(10,287)	(7,889)	(22,978)
Rialto equity in earnings from unconsolidated entities	7,328	17,939	9,992	23,293
Rialto other income (expense), net	(872)	3,595	(1,144)	2,366
Lennar Multifamily equity in loss from unconsolidated entities	(422)	(182)	(600)	(257)
Earnings before income taxes	279,810	203,630	456,453	329,506
Provision for income taxes	(95,226)	(81,013)	(154,952)	(126,924)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	184,584	122,617	301,501	202,582
Less: Net earnings (loss) attributable to noncontrolling interests	1,568	(15,102)	3,522	(13,254)
Net earnings attributable to Lennar	$183,016	137,719	297,979	215,836
Basic earnings per share	$0.89	0.67	1.45	1.06
Diluted earnings per share	$0.79	0.61	1.30	0.95
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08
Comprehensive earnings attributable to Lennar	$183,016	137,719	297,979	215,836
Comprehensive earnings (loss) attributable to noncontrolling interests	$1,568	(15,102)	3,522	(13,254)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2015	2014
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$301,501	202,582
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	18,906	16,645
Amortization of discount/premium and accretion on debt, net	9,628	10,577
Lennar Homebuilding equity in earnings from unconsolidated entities	(35,393)	(5,384)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	26,308	4,051
Rialto equity in earnings from unconsolidated entities	(9,992)	(23,293)
Distributions of earnings from Rialto unconsolidated entities	8,426	—
Lennar Multifamily equity in loss from unconsolidated entities	600	257
Share based compensation expense	20,650	17,291
Excess tax benefits from share-based awards	(113)	(282)
Deferred income tax expense	2,409	99,683
Gain on retirement of Rialto notes payable	(83)	(2,627)
Gain on sale of operating properties and equipment	(5,945)	—
Unrealized and realized gains on Rialto real estate owned	(8,691)	(16,635)
Impairments of Rialto loans receivable and real estate owned	8,594	44,126
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	10,695	2,357
Changes in assets and liabilities:
Decrease (increase) in restricted cash	23,135	(13,193)
Decrease (increase) in receivables	15,291	(63,071)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,118,791)	(981,096)
Increase in other assets	(30,068)	(24,262)
Increase in Rialto loans held-for-sale	(206,698)	(368)
Increase in Lennar Financial Services loans held-for-sale	(53,905)	(55,069)
Increase in accounts payable and other liabilities	29,003	66,015
Net cash used in operating activities	(994,533)	(721,696)
Cash flows from investing activities:
Increase (decrease) in restricted cash related to LOCs	101	(478)
Net additions of operating properties and equipment	(50,729)	(8,212)
Proceeds from the sale of operating properties and equipment	73,732	—
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(26,983)	(56,571)
Distributions of capital from Lennar Homebuilding unconsolidated entities	17,832	74,766
Investments in and contributions to Rialto unconsolidated entities	(23,916)	(18,206)
Distributions of capital from Rialto unconsolidated entities	6,047	30,086
Investments in and contributions to Lennar Multifamily unconsolidated entities	(15,744)	(14,110)
Distributions of capital from Lennar Multifamily unconsolidated entities	11,262	42,377
Receipts of principal payments on Rialto loans receivable	13,335	8,357
Proceeds from sales of Rialto real estate owned	55,812	112,409
Purchase of investment carried at cost	(18,000)	—
Proceeds from sale of commercial mortgage-backed securities bond	—	9,171
Purchases of commercial mortgage-backed securities bond	—	(8,705)
Improvements to Rialto real estate owned	(4,723)	(6,194)
Purchases of Lennar Homebuilding investments available-for-sale	(28,093)	(21,274)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	44,579
Acquisition, net of cash acquired	—	(4,808)
Increase in Rialto loans held-for-investment	(2,750)	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	(2,480)	889
Purchases of Lennar Financial Services investment securities	(28,365)	(5,374)
Proceeds from maturities of Lennar Financial Services investment securities	16,326	9,204
Net cash provided by (used in) investing activities	$(7,336)	187,906

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2015	2014
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$450,000	—
Net borrowings under Lennar Financial Services warehouse facilities	161,273	85,782
Net borrowings (repayments) under Rialto warehouse repurchase facilities	28,359	(31,593)
Proceeds from Lennar Homebuilding senior notes	750,625	500,500
Proceeds from Rialto senior notes	—	104,525
Debt issuance costs	(6,510)	(7,725)
Redemption of senior notes	(500,000)	—
Proceeds from Rialto structured notes	—	73,830
Principal payments on Rialto notes payable including structured notes	(20,940)	(5,870)
Proceeds from other borrowings	69,741	26,933
Principal payments on other borrowings	(206,901)	(157,177)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)
Receipts related to noncontrolling interests	1,367	11,933
Payments related to noncontrolling interests	(78,937)	(72,737)
Excess tax benefits from share-based awards	113	282
Common stock:
Issuances	9,412	13,302
Repurchases	(972)	(566)
Dividends	(16,418)	(16,355)
Net cash provided by financing activities	640,212	523,524
Net decrease in cash and cash equivalents	(361,657)	(10,266)
Cash and cash equivalents at beginning of period	1,281,814	970,505
Cash and cash equivalents at end of period	$920,157	960,239
Summary of cash and cash equivalents:
Lennar Homebuilding	$638,992	627,615
Lennar Financial Services	103,093	86,164
Rialto	176,378	244,675
Lennar Multifamily	1,694	1,785
	$920,157	960,239
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Inventory acquired in satisfaction of other assets including investments available-for-sale	$28,093	4,774
Non-cash sale of operating properties and equipment	$(59,397)	—
Purchases of inventories and other assets financed by sellers	$29,977	96,430
Non-cash contributions to Lennar Multifamily unconsolidated entities	$26,594	59,107
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$13,326	37,270
Non-cash acquisition of Servicer Provider	$—	8,317
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$—	5,927
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	155,021
Operating properties and equipment and other assets	$(17,421)	(18,468)
Investments in unconsolidated entities	$2,948	(30,647)
Other liabilities	$1,220	—
Noncontrolling interests	$13,253	(105,906)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans, as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance (“RMF”) business, interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's investments in the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, distributions with regard to partnership interests, other income (expense), net, consisting primarily of gains (losses) upon foreclosure of real estate owned (“REO”), gains on sale of REO, expenses related to owning and maintaining REO, impairments on REO and other expenses, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated primarily from construction activities and management fees generated from joint ventures as well as revenues from the sales of land and equity in earnings (loss) from unconsolidated entities, less expenses related to construction activities, the costs related to sales of land and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2014 and Section 4 of Item 2 of this Form 10-Q, “Critical Accounting Policies.” Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Homebuilding East	$2,482,733	2,323,978
Homebuilding Central	1,373,787	1,233,991
Homebuilding West	3,989,066	3,454,611
Homebuilding Southeast Florida	737,192	722,706
Homebuilding Houston	483,008	398,538
Homebuilding Other	828,764	880,912
Rialto	1,364,682	1,458,152
Lennar Financial Services	1,413,388	1,177,053
Lennar Multifamily	362,256	268,014
Corporate and unallocated	860,583	1,040,312
Total assets	$13,895,459	12,958,267

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues:
Homebuilding East	$653,396	536,748	1,121,731	927,256
Homebuilding Central	302,509	235,208	513,017	397,702
Homebuilding West	627,361	423,354	1,010,134	738,369
Homebuilding Southeast Florida	184,839	129,492	327,187	231,656
Homebuilding Houston	189,647	178,663	320,904	309,286
Homebuilding Other	158,060	131,320	264,497	261,901
Lennar Financial Services	169,885	111,016	294,712	187,968
Rialto	67,931	54,393	109,128	101,348
Lennar Multifamily	38,976	18,551	75,433	26,354
Total revenues (1)	$2,392,604	1,818,745	4,036,743	3,181,840
Operating earnings (loss):
Homebuilding East	$94,583	85,252	152,830	135,904
Homebuilding Central	30,715	24,074	45,767	34,734
Homebuilding West (2)	102,332	64,643	184,825	118,436
Homebuilding Southeast Florida	36,983	26,748	65,269	47,306
Homebuilding Houston	22,738	24,685	39,753	46,356
Homebuilding Other	5,438	9,109	11,989	13,993
Lennar Financial Services	39,053	18,293	54,580	22,758
Rialto	6,881	(3,677)	9,689	(173)
Lennar Multifamily	(8,706)	(7,180)	(14,388)	(13,379)
Total operating earnings	330,017	241,947	550,314	405,935
Corporate general and administrative expenses	50,207	38,317	93,861	76,429
Earnings before income taxes	$279,810	203,630	456,453	329,506

(1)
Total revenues were net of sales incentives of $128.8 million ($21,500 per home delivered) and $222.5 million ($21,600 per home delivered) for the three and six months ended May 31, 2015, respectively, compared to $100.9 million ($20,300 per home delivered) and $177.4 million ($20,700 per home delivered) for the three and six months ended May 31, 2014, respectively.

(2)
For the three and six months ended May 31, 2015, operating earnings included Lennar Homebuilding equity in earnings from unconsolidated entities of $11.6 million and $43.0 million, respectively, primarily related to the sale of homesites and a commercial property to third parties by Heritage Fields El Toro, one of the Company's unconsolidated entities ("El Toro"). For the six months ended May 31, 2015, operating earnings included a $6.5 million gain on the sale of an operating property.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$180,790	32,111	623,747	175,805
Costs and expenses	154,139	65,098	453,018	210,737
Other income	—	—	2,943	—
Net earnings (loss) of unconsolidated entities (1)	$26,651	(32,987)	173,672	(34,932)
Lennar Homebuilding equity in earnings from unconsolidated entities (2)	$6,494	394	35,393	5,384

(1)
For the six months ended May 31, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to Lennar by El Toro for $126.4 million, that resulted in $44.6 million of gross profit of which the Company's portion was deferred.

(2)
For the three months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $11.6 million of equity in earnings primarily related to the sale of a commercial property and homesites to third parties by El Toro. For the six months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $43.0 million of equity in earnings primarily related to the sale of approximately 660 homesites and a commercial property to third parties by El Toro. For the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one unconsolidated entity.

Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$300,136	243,597
Inventories	2,725,167	2,889,267
Other assets	134,036	155,470
	$3,159,339	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$283,414	271,638
Debt	504,692	737,755
Equity	2,371,233	2,278,941
	$3,159,339	3,288,334
As of May 31, 2015 and November 30, 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $688.5 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2015 and November 30, 2014 was $755.2 million and $722.6 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,685	56,573
Non-recourse land seller debt or other debt	4,001	4,022
Non-recourse debt with completion guarantees (1)	183,287	442,854
Non-recourse debt without completion guarantees	239,031	209,825
Non-recourse debt to the Company	482,004	713,274
The Company’s maximum recourse exposure	22,688	24,481
Total debt	$504,692	737,755
The Company’s maximum recourse exposure as a % of total JV debt	4%	3%

(1)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of land sales.
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both May 31, 2015 and November 30, 2014, the Company did not have any maintenance or joint and several guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both May 31, 2015 and November 30, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2015, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2015 and 2014:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,704	(93,440)	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	301,501	—	—	—	—	297,979	3,522
Employee stock and directors plans	9,433	5	—	1,523	7,905	—	—
Tax benefit from employee stock plans and vesting of restricted stock	113	—	—	113	—	—	—
Amortization of restricted stock	20,611	—	—	20,611	—	—	—
Cash dividends	(16,418)	—	—	—	—	(16,418)	—
Receipts related to noncontrolling interests	1,367	—	—	—	—	—	1,367
Payments related to noncontrolling interests	(78,937)	—	—	—	—	—	(78,937)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	(13,253)
Balance at May 31, 2015	$5,475,719	17,429	3,298	2,261,951	(85,535)	2,941,595	336,981

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	2,053,893	458,569
Net earnings (including net loss attributable to noncontrolling interests)	202,582	—	—	—	—	215,836	(13,254)
Employee stock and directors plans	13,429	4	—	1,378	12,047	—	—
Retirement of treasury stock	—	(1,173)	—	(541,019)	542,192	—	—
Tax benefit from employee stock plans and vesting of restricted stock	282	—	—	282	—	—	—
Amortization of restricted stock	17,251	—	—	17,251	—	—	—
Cash dividends	(16,355)	—	—	—	—	(16,355)	—
Receipts related to noncontrolling interests	11,933	—	—	—	—	—	11,933
Payments related to noncontrolling interests	(72,737)	—	—	—	—	—	(72,737)
Non-cash consolidations, net	107,022	—	—	—	—	—	107,022
Non-cash activity related to noncontrolling interests	430	—	—	—	—	—	430
Balance at May 31, 2014	$4,891,307	17,314	3,298	2,199,138	(73,780)	2,253,374	491,963
The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During both the three and six months ended May 31, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of May 31, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three months ended May 31, 2015, treasury stock increased by an immaterial amount of shares of Class A common stock. During the six months ended May 31, 2015, treasury stock decreased 0.2 million shares of Class A common stock, respectively, due to activity related to the Company's equity compensation plan. During the three and six months ended May 31, 2014, treasury stock decreased 11.7 million and 12.1 million shares of Class A common stock, respectively, primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors during the three months ended May 31, 2014.

(5)	Income Taxes
During the three and six months ended May 31, 2015, the Company recorded a tax provision of $95.2 million and $155.0 million, respectively, primarily related to pre-tax earnings. During the three and six months ended May 31, 2014 , the Company recorded a tax provision of $81.0 million and $126.9 million, respectively, primarily related to pre-tax earnings. The effective tax rates for the three months ended May 31, 2015 and 2014 were 34.22% and 37.04%, respectively. The effective tax rates for the six months ended May 31, 2015 and 2014 were 34.21% and 37.03%, respectively. The effective tax rates for both the three and six months ended May 31, 2015 included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.
As of May 31, 2015 and November 30, 2014, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $311.4 million and $313.8 million, respectively.
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
As of both May 31, 2015 and November 30, 2014, the net deferred tax assets included a valuation allowance of $8.0 million, primarily related to state net operating loss (“NOL”) carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
At both May 31, 2015 and November 30, 2014, the Company had federal tax effected NOL carryforwards totaling $2.0 million that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At May 31, 2015 and November 30, 2014, the Company had state tax effected NOL carryforwards totaling $99.7 million and $113.8 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2015 and 2034.
At both May 31, 2015 and November 30, 2014, the Company had $7.3 million of gross unrecognized tax benefits. At May 31, 2015, the Company had $32.4 million accrued for interest and penalties, of which $1.0 million was recorded during the six months ended May 31, 2015. During the six months ended May 31, 2015, the accrual for interest and penalties was reduced by $0.1 million, primarily as a result of interest payments. At November 30, 2014, the Company had $31.5 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net earnings attributable to Lennar	$183,016	137,719	297,979	215,836
Less: distributed earnings allocated to nonvested shares	89	97	180	195
Less: undistributed earnings allocated to nonvested shares	1,916	1,541	3,105	2,388
Numerator for basic earnings per share	181,011	136,081	294,694	213,253
Plus: interest on 3.25% convertible senior notes due 2021	1,982	1,982	3,964	3,964
Plus: undistributed earnings allocated to convertible shares	1,916	1,541	3,105	2,388
Less: undistributed earnings reallocated to convertible shares	1,705	1,388	2,774	2,162
Numerator for diluted earnings per share	$183,204	138,216	298,989	217,443
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	202,991	202,000	202,961	201,977
Effect of dilutive securities:
Share-based payments	9	9	10	9
Convertible senior notes	28,041	26,001	27,708	25,835
Denominator for diluted earnings per share - weighted average common shares outstanding	231,041	228,010	230,679	227,821
Basic earnings per share	$0.89	0.67	1.45	1.06
Diluted earnings per share	$0.79	0.61	1.30	0.95
For both the three and six months ended May 31, 2015 and 2014, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$103,093	90,010
Restricted cash	8,998	8,609
Receivables, net (1)	301,048	150,858
Loans held-for-sale (2)	791,349	738,396
Loans held-for-investment, net	29,776	26,894
Investments held-to-maturity	30,291	45,038
Goodwill	38,854	38,854
Other (3)	109,979	78,394
	$1,413,388	1,177,053
Liabilities:
Notes and other debts payable	$865,416	704,143
Other (4)	210,099	192,500
	$1,075,515	896,643

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2015 and November 30, 2014, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
As of May 31, 2015 and November 30, 2014, other assets included mortgage loan commitments carried at fair value of $18.9 million and $12.7 million, respectively, mortgage servicing rights carried at fair value of $16.5 million and $17.4 million, respectively, and other investment securities of $43.4 million and $16.8 million, respectively.

(4)
Other liabilities included $68.4 million and $69.3 million as of May 31, 2015 and November 30, 2014, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $7.6 million as of November 30, 2014.

At May 31, 2015, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2015 (1)	$150,000
364-day warehouse repurchase facility that matures December 2015	450,000
364-day warehouse repurchase facility that matures March 2016 (2)	400,000
Totals	$1,000,000

(1)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter-through 20 days after fiscal quarter-end. Subsequent to May 31, 2015, the warehouse repurchase facility maturity date was extended to July 2015.

(2)
Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end and an additional uncommitted $100 million available through 20 days after this fiscal quarter-end.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $865.4 million and $698.4 million at May 31, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $948.9 million and $732.1 million at May 31, 2015 and November 30, 2014, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Loan origination liabilities, beginning of period	$12,476	9,585	11,818	9,311
Provision for losses (1)	1,225	449	2,027	742
Payments/settlements	(41)	(260)	(185)	(279)
Loan origination liabilities, end of period	$13,660	9,774	13,660	9,774

(1)	Provision for losses included adjustments to pre-existing provisions for losses from changes in estimates.

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$176,378	303,889
Restricted cash (1)	20,826	46,975
Receivables, net (2)	—	153,773
Loans receivable, net	100,635	130,105
Loans held-for-sale (3)	318,037	113,596
Real estate owned - held-for-sale	195,386	190,535
Real estate owned - held-and-used, net	213,748	255,795
Investments in unconsolidated entities	195,135	175,700
Investments held-to-maturity	17,970	17,290
Other	126,567	70,494
	$1,364,682	1,458,152
Liabilities:
Notes and other debts payable (4)	$629,703	623,246
Other	83,041	123,798
	$712,744	747,044

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

(4)
Notes and other debts payable included $351.7 million and $351.9 million related to the 7.00% Senior Notes due 2018 (“7.00% Senior Notes”) as of May 31, 2015 and November 30, 2014, respectively, $169.6 million and $141.3 million related to the RMF warehouse repurchase financing agreements as of May 31, 2015 and November 30, 2014, respectively, and $38.0 million and $58.0 million related to the notes issued through a structured note offering as of May 31, 2015 and November 30, 2014, respectively.

Rialto’s operating earnings (loss) were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$67,931	54,393	109,128	101,348
Costs and expenses (1)	67,506	79,604	108,287	127,180
Rialto equity in earnings from unconsolidated entities	7,328	17,939	9,992	23,293
Rialto other income (expense), net	(872)	3,595	(1,144)	2,366
Operating earnings (loss) (2)	$6,881	(3,677)	9,689	(173)

(1)
Costs and expenses included loan impairments of $1.6 million and $2.8 million for the three and six months ended May 31, 2015, respectively, and $33.9 million and $40.6 million for the three and six months ended May 31, 2014, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and six months ended May 31, 2015 included net loss attributable to noncontrolling interests of $0.7 million and $2.5 million, respectively. Operating loss for the three and six months ended May 31, 2014 included net loss attributable to noncontrolling interests of $17.1 million and $16.1 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Realized gains on REO sales, net	$4,544	14,234	7,674	23,743
Unrealized losses on transfer of loans receivable to REO and impairments, net	(2,212)	(8,274)	(4,768)	(10,651)
REO and other expenses	(15,167)	(12,411)	(28,409)	(30,950)
Rental and other income	11,963	10,046	24,359	20,224
Rialto other income (expense), net	$(872)	3,595	(1,144)	2,366
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC (“FDIC Portfolios”), which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the six months ended May 31, 2015 and 2014, the LLCs distributed $94.0 million and $98.2 million, respectively, of which $56.4 million and $59.6 million, respectively, was distributed to the FDIC and $37.6 million and $38.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2015, these consolidated LLCs had total combined assets and liabilities of $402.1 million and $13.6 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended and is due on December 2016. As of both May 31, 2015 and November 30, 2014, the outstanding amount related to the 5-year unsecured note was $60.6 million.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of May 31, 2015 and November 30, 2014, the outstanding amount related to Rialto's structured note offering was $38.0 million and $58.0 million, respectively.

The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of May 31, 2015 and November 30, 2014 management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated and accounted for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). Prior to the fourth quarter of 2014, Rialto accounted for the majority of its loans receivable under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”).
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
May 31, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$182,734	69,040	1,852	70,892
Single family homes	51,825	12,875	3,434	16,309
Commercial properties	17,382	3,070	644	3,714
Other	57,243	—	9,720	9,720
Loans receivable	$309,184	84,985	15,650	100,635
November 30, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$228,245	85,912	3,691	89,603
Single family homes	66,183	18,096	2,306	20,402
Commercial properties	34,048	3,368	3,918	7,286
Other	64,284	5	12,809	12,814
Loans receivable	$392,760	107,381	22,724	130,105
The average recorded investment in impaired loans was approximately $115 million and $7 million for the six months ended May 31, 2015 and 2014, respectively.
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
With regard to accrual loans that were accounted under ASC 310-30 prior to the fourth quarter of 2014, Rialto estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios and the difference between the contractually required payments and the cash flows expected to be collected at acquisition was referred to as the nonaccretable difference. This difference was neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired was referred to as the accretable yield and was recognized in interest income over the remaining life of the loans using the effective yield method. During the fourth quarter of 2014, in an effort to better reflect the performance of the FDIC Portfolios and Bank Portfolios, Rialto changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as the timing and amount of expected cash flows on the remaining loan portfolios could no longer be reasonably estimated.

For the six months ended May 31, 2015, there was no activity in the accretable yield for the FDIC Portfolios and Bank Portfolios as all the remaining accreting loans were classified as nonaccrual loans during the fourth quarter of 2014, as explained above. For the six months ended May 31, 2014 the activity in the accretable yield was as follows:

Six Months Ended
(In thousands)	May 31, 2014
Accretable yield, beginning of period	$73,144
Additions	6,431
Deletions	(22,078)
Accretions	(18,927)
Accretable yield, end of period	$38,570
Additions primarily represented reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represented loan impairments, net of recoveries, and disposal of loans, which included foreclosure of underlying collateral and resulted in the removal of the loans from the accretable yield portfolios.
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses but can be reversed if conditions improve. For the six months ended May 31, 2015, there was no activity in the Company's allowance related to accrual loans as there were no loans classified as accrual loans at both May 31, 2015 and November 30, 2014. For the three and six months ended May 31, 2014, the activity in the Company's allowance rollforward related to accrual loans was as follows:

	Three Months Ended	Six Months Ended
(In thousands)	May 31, 2014
Allowance on accrual loans, beginning of period	$24,922	18,952
Provision for loan losses, net of recoveries	33,851	40,488
Charge-offs	(3,115)	(3,782)
Allowance on accrual loans, end of period	$55,658	55,658
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Allowance on nonaccrual loans, beginning of period	$51,109	424	58,326	1,213
Provision for loan losses, net of recoveries	1,585	15	2,809	94
Charge-offs	(12,101)	(153)	(20,542)	(1,021)
Allowance on nonaccrual loans, end of period	$40,593	286	40,593	286
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

The following tables represent the activity in REO:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
REO - held-for-sale, beginning of period	$185,511	186,234	190,535	197,851
Improvements	1,591	1,130	3,295	2,723
Sales	(23,213)	(47,433)	(48,138)	(88,666)
Impairments and unrealized losses	(2,954)	(1,032)	(4,372)	(2,823)
Transfers from held-and-used, net (1)	34,451	53,930	54,066	83,744
REO - held-for-sale, end of period	$195,386	192,829	195,386	192,829

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
REO - held-and-used, net, beginning of period	$242,569	405,675	255,795	428,989
Additions	5,431	26,093	14,343	34,127
Improvements	785	2,708	1,428	3,471
Impairments	—	(599)	(1,413)	(1,503)
Depreciation	(586)	(878)	(1,375)	(2,271)
Transfers to held-for-sale (1)	(34,451)	(53,930)	(54,066)	(83,744)
Other	—	—	(964)	—
REO - held-and-used, net, end of period	$213,748	379,069	213,748	379,069

(1)
During the three and six months ended May 31, 2015 and 2014, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For both the three and six months ended May 31, 2015, the Company recorded net gains of $0.2 million from acquisitions of REO through foreclosure. For the three and six months ended May 31, 2014, the Company recorded net losses of $7.0 million and $7.1 million, respectively, from acquisitions of REO through foreclosure.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. During the six months ended May 31, 2015, RMF originated loans with a total principal balance of $1.2 billion and sold $1.0 billion of loans into five separate securitizations. During the six months ended May 31, 2014, RMF originated loans with a total principal balance of $692.2 million and sold $691.5 million of loans into three separate securitizations. As November 30, 2014, $147.2 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
As of both May 31, 2015 and November 30, 2014, RMF had two warehouse repurchase financing agreements that mature in August and October 2015 with commitments totaling $650 million to finance the loans it makes. In March 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $250 million that matures in March 2016. Borrowings under these facilities were $169.6 million and $141.3 million as of May 31, 2015 and November 30, 2014, respectively. These warehouse repurchase facilities are non-recourse to the Company.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private placement. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually. At May 31, 2015 and November 30, 2014, the carrying amount of the 7.00% Senior Notes was $351.7 million and $351.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes it was in compliance with its debt covenants at May 31, 2015.

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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2015	May 31, 2015	November 30, 2014
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$67,425	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,000,000	100,000	76,628	86,462	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	213,536	33,799	24,058	23,531	20,226
Other investments						17,717	15,991
						$195,135	175,700
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$3,044	7,174	3,790	12,233
Rialto Real Estate Fund II, LP	2,286	2,402	3,179	2,440
Rialto Mezzanine Partners Fund, LP	451	493	926	782
Other investments	1,547	7,870	2,097	7,838
Rialto equity in earnings from unconsolidated entities	$7,328	17,939	9,992	23,293
During the three and six months ended May 31, 2015, the Company received $4.8 million and $11.3 million, respectively, of advance distributions with regard to Rialto's carried interest in Rialto Real Estate Fund, LP ("Fund I") and Rialto Real Estate Fund II, LP ("Fund II") in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These amounts of advance distributions are not subject to clawbacks and are included in Rialto's revenues.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$96,193	141,609
Loans receivable	485,839	512,034
Real estate owned	426,201	378,702
Investment securities	929,711	795,306
Investments in partnerships	365,732	311,037
Other assets	38,047	45,451
	$2,341,723	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$19,823	20,573
Notes payable	326,878	395,654
Equity	1,995,022	1,767,912
	$2,341,723	2,184,139
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$39,320	33,177	81,058	64,604
Costs and expenses	25,082	23,304	48,087	49,413
Other income, net (1)	55,477	104,868	61,351	153,038
Net earnings of unconsolidated entities	$69,715	114,741	94,322	168,229
Rialto equity in earnings from unconsolidated entities	$7,328	17,939	9,992	23,293

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at May 31, 2015 and November 30, 2014 was $18.0 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and six months ended May 31, 2015 and 2014. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at May 31, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$1,694	2,186
Land under development	197,447	120,666
Consolidated inventory not owned	5,508	5,508
Investments in unconsolidated entities	129,818	105,674
Operating properties and equipment	771	15,740
Other assets	27,018	18,240
	$362,256	268,014
Liabilities:
Accounts payable and other liabilities	$47,786	48,235
Liabilities related to consolidated inventory not owned	4,007	4,008
	$51,793	52,243
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. Generally construction cost over-runs would be paid by the Company. Generally, these payments are increases to our investment in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2015 and November 30, 2014, the fair value of the completion guarantees was immaterial. Additionally, as of May 31, 2015 and November 30, 2014, the Lennar Multifamily segment had $22.2 million and $23.5 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of May 31, 2015 and November 30, 2014, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $333.5 million and $163.4 million, respectively.
During the three and six months ended May 31, 2015, the Lennar Multifamily segment provided general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment and received fees totaling $35.1 million and $67.0 million, respectively, which are offset by costs related to those services of $33.7 million and $65.1 million, respectively. During the three and six months ended May 31, 2014, the Lennar Multifamily segment provided general contractor services for construction of some of its rental properties owned by unconsolidated entities in which the Company has an investment and received fees totaling $7.1 million and $13.2 million, respectively, which are offset by costs related to those services of $6.2 million and $12.2 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$12,550	25,319
Operating properties and equipment	961,179	637,259
Other assets	18,119	14,742
	$991,848	677,320
Liabilities and equity:
Accounts payable and other liabilities	$129,979	87,151
Notes payable	333,461	163,376
Equity	528,408	426,793
	$991,848	677,320
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$3,075	960	5,169	2,411
Costs and expenses	5,081	1,581	8,075	3,175
Net loss of unconsolidated entities	$(2,006)	(621)	(2,906)	(764)
Lennar Multifamily equity in loss from unconsolidated entities	$(422)	(182)	(600)	(257)

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2015 and November 30, 2014 included $339.8 million and $263.2 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2015	November 30, 2014
6.50% senior notes due 2016	$249,942	249,923
12.25% senior notes due 2017	396,807	396,278
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,652	248,485
4.125% senior notes due 2018	274,996	274,995
4.500% senior notes due 2019	500,431	500,477
4.50% senior notes due 2019	600,597	350,000
2.75% convertible senior notes due 2020	437,936	431,042
3.25% convertible senior notes due 2021	399,990	400,000
4.750% senior notes due 2022	571,656	571,439
4.750% senior notes due 2025	500,000	—
5.60% senior notes due 2015	—	500,272
Unsecured revolving credit facility	450,000	—
Mortgage notes on land and other debt	260,879	368,052
	$5,291,136	4,690,213
In April 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) to reduce the interest rate on $1.18 billion of the Credit Facility, increase the maximum potential borrowings from $1.5 billion to $1.6 billion, which includes a $263 million accordion feature, subject to additional commitments, with certain financial institutions and extend the maturity of $1.18 billion of the Credit Facility from June 2018 to June 2019. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. For more details refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 2. The Company believes it was in compliance with its debt covenants at May 31, 2015. In addition, the Company had $315 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $246.5 million and $234.1 million, respectively, at May 31, 2015 and November 30, 2014. The Company’s financial letters of credit outstanding were $179.5 million and $190.4 million, respectively, at May 31, 2015 and November 30, 2014. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2015, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $964.6 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2015, there were approximately $422.8 million, or 44%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In April 2015, the Company issued $500 million aggregate principal amount of 4.750% senior notes due 2025 (the "4.750% Senior Notes" ) at a price of 100%. Proceeds from the offering, after payment of expenses, were $495.6 million. The Company used the net proceeds from the sales of the 4.750% Senior Notes, together with cash on hand, to retire its $500 million of 5.60% senior notes due May 2015 for 100% of the outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-annually beginning November 30, 2015. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
In November 2014, the Company originally issued $350 million aggregate principal amount of 4.50% senior notes due 2019 (the “4.50% Senior Notes”) at a price of 100%. In February 2015, the Company issued an additional $250 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $595.8 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning May 15, 2015. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
At both May 31, 2015 and November 30, 2014, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended May 31, 2015 and 2014 was $48.84 and $39.92, respectively, which exceeded the conversion price, thus 11.0 million shares and 9.0 million shares, respectively, were included in the calculation of diluted earnings per share. The Company’s volume weighted average stock price for the six months ended May 31, 2015 and 2014 was $47.01 and $39.32, respectively, which exceeded the conversion price, thus 10.7 million shares and 8.8 million shares, respectively, were included in the calculation of diluted earnings per share.
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
Subsequent to May 31, 2015, the Company exchanged approximately $106 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $106 million in cash and 2.5 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges.
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
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both May 31, 2015 and November 30, 2014, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At May 31, 2015 and November 30, 2014, the carrying amount of the equity component included in stockholders’ equity was $8.1 million and $15.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $437.9 million and $431.0 million, respectively.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Warranty reserve, beginning of period	$116,271	101,097	115,927	102,580
Warranties issued	20,469	14,580	33,792	24,972
Adjustments to pre-existing warranties from changes in estimates (1)	1,723	3,456	5,384	5,576
Payments	(18,853)	(13,434)	(35,493)	(27,429)
Warranty reserve, end of period	$119,610	105,699	119,610	105,699

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2015 and 2014 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(14)	Share-Based Payments
During both the three and six months ended May 31, 2015 and 2014, the Company granted an immaterial number of stock options and nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Stock options	$38	38	39	40
Nonvested shares	10,361	8,512	20,611	17,251
Total compensation expense for share-based awards	$10,399	8,550	20,650	17,291

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2015 and November 30, 2014, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2015		November 30, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$100,635	104,298	130,105	135,881
Investments held-to-maturity	Level 3	$17,970	17,574	17,290	17,155
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$29,776	29,008	26,894	26,723
Investments held-to-maturity	Level 2	$30,291	30,308	45,038	45,051
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,291,136	6,398,288	4,690,213	5,760,075
Rialto notes and other debts payable	Level 2	$629,703	662,221	623,246	640,335
Lennar Financial Services notes and other debts payable	Level 2	$865,416	865,416	704,143	704,143

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2015	Fair Value at November 30, 2014
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$791,349	738,396
Mortgage loan commitments	Level 2	$18,882	12,687
Forward contracts	Level 2	$155	(7,576)
Mortgage servicing rights	Level 3	$16,504	17,353
Lennar Homebuilding:
Investments available-for-sale	Level 3	$492	480
Rialto:
Loans held-for-sale (2)	Level 3	$318,037	113,596

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $791.3 million at May 31, 2015 exceeds their aggregate principal balance of $762.1 million by $29.3 million. The aggregate fair value of loans held-for-sale of $738.4 million at November 30, 2014 exceeds their aggregate principal balance of $706.0 million by $32.4 million.

(2)
The aggregate fair value of Rialto loans held-for-sale of $318.0 million at May 31, 2015 is below their aggregate principal balance of $318.3 million by $0.3 million. The aggregate fair value of loans held-for-sale of $113.6 million at November 30, 2014 exceeds their aggregate principal balance of $111.8 million by $1.8 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in

Lennar Financial Services’ loans held-for-sale as of May 31, 2015 and November 30, 2014. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of May 31, 2015. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of November 30, 2014.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2015, the key assumptions used in determining the fair value include a 12.1% mortgage prepayment rate, a 12.0% discount rate and a 5.9% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$4,181	8,392	(3,119)	7,152
Mortgage loan commitments	$(84)	4,904	6,195	7,698
Forward contracts	$210	(2,038)	7,731	(7,759)
Interest income on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2015, the segment had open commitments amounting to $1.0 billion to sell MBS with varying settlement dates through August 2015.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Mortgage servicing rights, beginning of period	$16,786	11,955	17,353	11,455
Purchases and retention of mortgage servicing rights (1)	652	6,808	996	7,968
Disposals	(1,095)	—	(1,874)	—
Changes in fair value (2)	161	(521)	29	(1,181)
Mortgage servicing rights, end of period	$16,504	18,242	16,504	18,242

(1)	For both the three and six months ended May 31, 2014, purchases and retention of mortgage servicing rights included the $5.9 million acquisition of a portfolio of mortgage servicing rights.

(2)	Amount represents changes in fair value included in Lennar Financial Services revenues.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Investments available-for-sale, beginning of period	$28,573	59,880	480	40,032
Purchases and other (1)	—	5,280	28,093	21,274
Sales	—	(44,579)	—	(44,579)
Changes in fair value (2)	12	222	12	5,150
Settlements (3)	(28,093)	(387)	(28,093)	(1,461)
Investments available-for-sale, end of period	$492	20,416	492	20,416

(1)	Represents investments in community development district bonds that mature at various dates between 2015 and 2039.

(2)
The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled related to investments in community development district bonds, which were in default upon purchase and reissued by the municipalities prior to being settled with third parties.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Rialto loans held-for-sale, beginning of period	$360,045	86,857	113,596	44,228
Loan originations	683,179	396,648	1,248,694	692,156
Origination loans sold, including those not settled	(723,479)	(438,498)	(1,041,583)	(691,536)
Interest and principal paydowns	(161)	370	(369)	(24)
Changes in fair value (1)	(1,547)	(312)	(2,301)	241
Rialto loans held-for-sale, end of period	$318,037	45,065	318,037	45,065

(1)	Amount represents changes in fair value included in Rialto revenues.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Losses (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$81,108	79,523	(1,585)	196,173	162,306	(33,867)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$46,339	36,736	(9,603)	—	—	—
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$8,733	8,209	(524)	6,617	6,220	(397)
Upon management periodic valuations	Level 3	$11,258	8,828	(2,430)	4,422	3,787	(635)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$4,689	5,431	742	32,356	25,713	(6,643)
Upon management periodic valuations	Level 3	$—	—	—	2,884	2,285	(599)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended May 31, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended May 31, 2015.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended May 31, 2015 and 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended May 31, 2015 and 2014.

		Six Months Ended May 31,
		2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Losses (1)
Financial assets
Rialto Investments:
Impaired loans receivable	Level 3	$103,209	100,400	(2,809)	173,328	132,745	(40,583)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$46,339	36,736	(9,603)	—	—	—
Land and land under development (2)	Level 3	$—	—	—	7,013	6,143	(870)
Rialto Investments:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$13,617	12,800	(817)	13,050	12,267	(783)
Upon management periodic valuations	Level 3	$16,862	13,307	(3,555)	23,740	21,700	(2,040)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$13,326	14,343	1,017	40,072	33,747	(6,325)
Upon management periodic valuations	Level 3	$2,689	1,276	(1,413)	12,433	10,930	(1,503)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the six months ended May 31, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the six months ended May 31, 2015 and 2014.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2015 and 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the six months ended May 31, 2015 and 2014.

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
As of May 31, 2015 and 2014, there were 665 and 578 active communities, excluding unconsolidated entities, respectively. For May 31, 2015, the Company reviewed its communities for potential indicators of impairments and identified 21 communities with 790 homesites and a corresponding carrying value of $160.3 million as having potential indicators of impairment. Of those communities, the Company recorded a valuation adjustment of $9.6 million on 67 homesites in one community with a carrying value of $46.3 million for the six months ended May 31, 2015 related to a strategic decision to move forward on an inactive asset.
For May 31, 2014, the Company reviewed its communities for potential indicators of impairments and identified 33 communities with 1,778 homesites and a corresponding carrying value of $138.8 million as having potential indicators of impairment. The Company recorded no impairments for the six months ended May 31, 2014.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the six months ended May 31, 2015:

Six Months Ended
May 31, 2015
Unobservable inputs
Average selling price	$1,300,000
Absorption rate per quarter (homes)	9
Discount rate	12%
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2015. Based on the Company's evaluation during the six months ended May 31, 2015, the Company deconsolidated an entity within its Lennar Multifamily segment that had total combined assets of $17.4 million (primarily operating properties and equipment) and liabilities of $1.2 million. In addition, during the six months ended May 31, 2015, there were no VIEs that were consolidated.
At May 31, 2015 and November 30, 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $688.5 million and $656.8 million, respectively, the Rialto segment’s investments in unconsolidated entities were $195.1 million and $175.7 million, respectively, and the Lennar Multifamily segment's investments in unconsolidated entities were $129.8 million and $105.7 million, respectively.
Consolidated VIEs
As of May 31, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $709.3 million and $84.2 million, respectively. As of November 30, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $929.1 million and $149.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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

Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of May 31, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$115,634	124,035
Rialto (2)	17,970	17,970
Lennar Multifamily (3)	40,722	63,392
	$174,326	205,397
As of November 30, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$124,311	194,321
Rialto (2)	17,290	17,290
Lennar Multifamily (3)	41,600	65,810
	$183,201	277,421

(1)
At May 31, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $8.3 million and $70.0 million, respectively, remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(2)
At both May 31, 2015 and November 30, 2014, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At May 31, 2015 and November 30, 2014, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $18.0 million and $17.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
At May 31, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $22.1 million and $23.4 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $22.1 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to an $8.3 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the six months ended May 31, 2015, consolidated inventory not owned decreased by $1.2 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $68.5 million and $85.6 million at May 31, 2015 and November 30, 2014, respectively. Additionally, the Company had posted $35.9 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2015 and November 30, 2014, respectively.

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
If the District Court decision were affirmed in its entirety, the Company would purchase the property and record it at fair value, which the Company believes would not result in an impairment. The amount of interest the Company would be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $96 million as of May 31, 2015. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, the Company would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that the Company will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimates the appeal of the case will be concluded. The posting of this bond will not have a material impact on the Company's condensed consolidated financial statements.

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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. Early adoption is permitted. The Company is evaluating the impact that ASU 2015-03 will have on the Company’s condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2022 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2015 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2015 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$415,426	287,875	18,507	—	721,808
Inventories	—	8,568,928	184,848	—	8,753,776
Investments in unconsolidated entities	—	649,479	38,988	—	688,467
Other assets	223,025	297,825	57,457	12,775	591,082
Investments in subsidiaries	4,043,687	266,025	—	(4,309,712)	—
Intercompany	5,997,043	—	—	(5,997,043)	—
	10,679,181	10,070,132	299,800	(10,293,980)	10,755,133
Rialto	—	—	1,364,682	—	1,364,682
Lennar Financial Services	—	77,765	1,335,623	—	1,413,388
Lennar Multifamily	—	—	362,256	—	362,256
Total assets	$10,679,181	10,147,897	3,362,361	(10,293,980)	13,895,459
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$489,188	667,493	87,974	—	1,244,655
Liabilities related to consolidated inventory not owned	—	43,897	—	—	43,897
Senior notes and other debts payable	5,051,255	229,031	10,850	—	5,291,136
Intercompany	—	5,398,483	598,560	(5,997,043)	—
	5,540,443	6,338,904	697,384	(5,997,043)	6,579,688
Rialto	—	—	712,744	—	712,744
Lennar Financial Services	—	31,674	1,037,692	6,149	1,075,515
Lennar Multifamily	—	—	45,167	6,626	51,793
Total liabilities	5,540,443	6,370,578	2,492,987	(5,984,268)	8,419,740
Stockholders’ equity	5,138,738	3,777,319	532,393	(4,309,712)	5,138,738
Noncontrolling interests	—	—	336,981	—	336,981
Total equity	5,138,738	3,777,319	869,374	(4,309,712)	5,475,719
Total liabilities and equity	$10,679,181	10,147,897	3,362,361	(10,293,980)	13,895,459

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$653,491	323,325	12,206	—	989,022
Inventories	—	7,528,633	207,967	—	7,736,600
Investments in unconsolidated entities	—	632,973	23,864	—	656,837
Other assets	159,564	402,076	104,619	6,330	672,589
Investments in subsidiaries	4,073,687	299,432	—	(4,373,119)	—
Intercompany	4,709,544	—	—	(4,709,544)	—
	9,596,286	9,186,439	348,656	(9,076,333)	10,055,048
Rialto	—	—	1,458,152	—	1,458,152
Lennar Financial Services	—	76,428	1,100,625	—	1,177,053
Lennar Multifamily	—	248,784	19,230	—	268,014
Total assets	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$447,104	756,991	71,699	—	1,275,794
Liabilities related to consolidated inventory not owned	—	45,028	—	—	45,028
Senior notes and other debts payable	4,322,162	287,700	80,351	—	4,690,213
Intercompany	—	4,579,314	130,230	(4,709,544)	—
	4,769,266	5,669,033	282,280	(4,709,544)	6,011,035
Rialto	—	—	747,044	—	747,044
Lennar Financial Services	—	28,705	861,608	6,330	896,643
Lennar Multifamily	—	52,150	93	—	52,243
Total liabilities	4,769,266	5,749,888	1,891,025	(4,703,214)	7,706,965
Stockholders’ equity	4,827,020	3,761,763	611,356	(4,373,119)	4,827,020
Noncontrolling interests	—	—	424,282	—	424,282
Total equity	4,827,020	3,761,763	1,035,638	(4,373,119)	5,251,302
Total liabilities and equity	$9,596,286	9,511,651	2,926,663	(9,076,333)	12,958,267

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,115,812	—	—	2,115,812
Lennar Financial Services	—	52,822	122,075	(5,012)	169,885
Rialto	—	—	67,931	—	67,931
Lennar Multifamily	—	—	38,981	(5)	38,976
Total revenues	—	2,168,634	228,987	(5,017)	2,392,604
Cost and expenses:
Lennar Homebuilding	—	1,807,439	19,511	(1,468)	1,825,482
Lennar Financial Services	—	49,524	84,816	(3,508)	130,832
Rialto	—	—	67,506	—	67,506
Lennar Multifamily	—	—	47,260	—	47,260
Corporate general and administrative	48,941	—	—	1,266	50,207
Total costs and expenses	48,941	1,856,963	219,093	(3,710)	2,121,287
Lennar Homebuilding equity in earnings from unconsolidated entities	—	3,892	2,602	—	6,494
Lennar Homebuilding other income (expense), net	163	1,277	(1,504)	(153)	(217)
Other interest expense	(1,460)	(3,818)	—	1,460	(3,818)
Rialto equity in earnings from unconsolidated entities	—	—	7,328	—	7,328
Rialto other expense, net	—	—	(872)	—	(872)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(422)	—	(422)
Earnings (loss) before income taxes	(50,238)	313,022	17,026	—	279,810
Benefit (provision) for income taxes	17,196	(105,552)	(6,870)	—	(95,226)
Equity in earnings from subsidiaries	219,792	6,236	—	(226,028)	—
Net earnings (including net earnings attributable to noncontrolling interests)	186,750	213,706	10,156	(226,028)	184,584
Less: Net earnings attributable to noncontrolling interests	—	—	1,568	—	1,568
Net earnings attributable to Lennar	$186,750	213,706	8,588	(226,028)	183,016
Comprehensive earnings attributable to Lennar	$186,750	213,706	8,588	(226,028)	183,016
Comprehensive earnings attributable to noncontrolling interests	$—	—	1,568	—	1,568

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	1,634,785	—	—	1,634,785
Lennar Financial Services	—	39,602	76,887	(5,473)	111,016
Rialto	—	—	54,393	—	54,393
Lennar Multifamily	—	18,551	—	—	18,551
Total revenues	—	1,692,938	131,280	(5,473)	1,818,745
Cost and expenses:
Lennar Homebuilding	—	1,392,211	1,072	(640)	1,392,643
Lennar Financial Services	—	38,371	59,097	(4,745)	92,723
Rialto	—	—	79,604	—	79,604
Lennar Multifamily	—	25,549	—	—	25,549
Corporate general and administrative	37,052	—	—	1,265	38,317
Total costs and expenses	37,052	1,456,131	139,773	(4,120)	1,628,836
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(3,001)	3,395	—	394
Lennar Homebuilding other income, net	—	2,369	—	(107)	2,262
Other interest expense	(1,460)	(10,287)	—	1,460	(10,287)
Rialto equity in earnings from unconsolidated entities	—	—	17,939	—	17,939
Rialto other income, net	—	—	3,595	—	3,595
Lennar Multifamily equity in loss from unconsolidated entities	—	(182)	—	—	(182)
Earnings (loss) before income taxes	(38,512)	225,706	16,436	—	203,630
Benefit (provision) for income taxes	14,265	(83,475)	(11,803)	—	(81,013)
Equity in earnings from subsidiaries	161,966	10,615	—	(172,581)	—
Net earnings (including net loss attributable to noncontrolling interests)	137,719	152,846	4,633	(172,581)	122,617
Less: Net loss attributable to noncontrolling interests	—	—	(15,102)	—	(15,102)
Net earnings attributable to Lennar	$137,719	152,846	19,735	(172,581)	137,719
Comprehensive earnings attributable to Lennar	$137,719	152,846	19,735	(172,581)	137,719
Comprehensive loss attributable to noncontrolling interests	$—	—	(15,102)	—	(15,102)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	3,557,470	—	—	3,557,470
Lennar Financial Services	—	90,971	213,734	(9,993)	294,712
Rialto	—	—	109,128	—	109,128
Lennar Multifamily	—	—	75,438	(5)	75,433
Total revenues	—	3,648,441	398,300	(9,998)	4,036,743
Cost and expenses:
Lennar Homebuilding	—	3,076,932	20,030	(6,305)	3,090,657
Lennar Financial Services	—	87,750	156,092	(3,710)	240,132
Rialto	—	—	108,287	—	108,287
Lennar Multifamily	—	—	89,221	—	89,221
Corporate general and administrative	91,330	—	—	2,531	93,861
Total costs and expenses	91,330	3,164,682	373,630	(7,484)	3,622,158
Lennar Homebuilding equity in earnings from unconsolidated entities	—	26,387	9,006	—	35,393
Lennar Homebuilding other income (expense), net	394	7,601	(1,504)	(375)	6,116
Other interest expense	(2,889)	(7,889)	—	2,889	(7,889)
Rialto equity in earnings from unconsolidated entities	—	—	9,992	—	9,992
Rialto other expense, net	—	—	(1,144)	—	(1,144)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(600)	—	(600)
Earnings (loss) before income taxes	(93,825)	509,858	40,420	—	456,453
Benefit (provision) for income taxes	32,098	(171,646)	(15,404)	—	(154,952)
Equity in earnings from subsidiaries	359,706	20,086	—	(379,792)	—
Net earnings (including net earnings attributable to noncontrolling interests)	297,979	358,298	25,016	(379,792)	301,501
Less: Net earnings attributable to noncontrolling interests	—	—	3,522	—	3,522
Net earnings attributable to Lennar	$297,979	358,298	21,494	(379,792)	297,979
Comprehensive earnings attributable to Lennar	$297,979	358,298	21,494	(379,792)	297,979
Comprehensive earnings attributable to noncontrolling interests	$—	—	3,522	—	3,522

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,866,170	—	—	2,866,170
Lennar Financial Services	—	70,471	128,311	(10,814)	187,968
Rialto	—	—	101,348	—	101,348
Lennar Multifamily	—	26,354	—	—	26,354
Total revenues	—	2,962,995	229,659	(10,814)	3,181,840
Cost and expenses:
Lennar Homebuilding	—	2,459,563	(1,385)	(1,180)	2,456,998
Lennar Financial Services	—	73,066	101,517	(9,373)	165,210
Rialto	—	—	127,180	—	127,180
Lennar Multifamily	—	39,476	—	—	39,476
Corporate general and administrative	73,898	—	—	2,531	76,429
Total costs and expenses	73,898	2,572,105	227,312	(8,022)	2,865,293
Lennar Homebuilding equity in earnings from unconsolidated entities	—	2,310	3,074	—	5,384
Lennar Homebuilding other income, net	—	5,248	—	(97)	5,151
Other interest expense	(2,889)	(22,978)	—	2,889	(22,978)
Rialto equity in earnings from unconsolidated entities	—	—	23,293	—	23,293
Rialto other income, net	—	—	2,366	—	2,366
Lennar Multifamily equity in loss from unconsolidated entities	—	(257)	—	—	(257)
Earnings (loss) before income taxes	(76,787)	375,213	31,080	—	329,506
Benefit (provision) for income taxes	28,434	(138,835)	(16,523)	—	(126,924)
Equity in earnings from subsidiaries	264,189	16,181	—	(280,370)	—
Net earnings (including net loss attributable to noncontrolling interests)	215,836	252,559	14,557	(280,370)	202,582
Less: Net loss attributable to noncontrolling interests	—	—	(13,254)	—	(13,254)
Net earnings attributable to Lennar	$215,836	252,559	27,811	(280,370)	215,836
Comprehensive earnings attributable to Lennar	$215,836	252,559	27,811	(280,370)	215,836
Comprehensive loss attributable to noncontrolling interests	$—	—	(13,254)	—	(13,254)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$297,979	358,298	25,016	(379,792)	301,501
Distributions of earnings from guarantor and non-guarantor subsidiaries	359,706	20,086	—	(379,792)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(315,966)	(985,129)	(374,731)	379,792	(1,296,034)
Net cash provided by (used in) operating activities	341,719	(606,745)	(349,715)	(379,792)	(994,533)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	—	73,732	—	73,732
(Investments in and contributions to) and distributions of capital from Lennar Homebuilding unconsolidated entities	—	(11,716)	2,565	—	(9,151)
Investments in and contributions to Rialto unconsolidated entities, net of distributions of capital	—	—	(17,869)	—	(17,869)
Investments in and contributions to Lennar Multifamily unconsolidated entities, net of distributions of capital	—	—	(4,482)	—	(4,482)
Receipts of principal payments on Rialto loans receivable	—	—	13,335	—	13,335
Proceeds from sales of Rialto real estate owned	—	—	55,812	—	55,812
Other	(23,345)	(42,038)	(53,330)	—	(118,713)
Distributions of capital from guarantor and non-guarantor subsidiaries	30,000	30,000	—	(60,000)	—
Intercompany	(1,286,061)	—	—	1,286,061	—
Net cash provided by (used in) investing activities	(1,279,406)	(23,754)	69,763	1,226,061	(7,336)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	450,000	—	—	—	450,000
Net borrowings under Lennar Financial Services warehouse facilities	—	—	161,273	—	161,273
Net borrowings under Rialto warehouse repurchase facilities	—	—	28,359	—	28,359
Proceeds from senior notes and debt issue costs	744,409	—	(294)	—	744,115
Redemption of senior notes	(500,000)	—	—	—	(500,000)
Principal payments on Rialto notes payable including structured notes	—	—	(20,940)	—	(20,940)
Net proceeds (repayments) on other borrowings	20,988	(88,647)	(69,501)	—	(137,160)
Net payments related to noncontrolling interests	—	—	(77,570)	—	(77,570)
Excess tax benefits from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,412	—	—	—	9,412
Repurchases	(972)	—	—	—	(972)
Dividends	(16,418)	(388,298)	(51,494)	439,792	(16,418)
Intercompany	—	1,089,924	196,137	(1,286,061)	—
Net cash provided by financing activities	707,532	612,979	165,970	(846,269)	640,212
Net decrease in cash and cash equivalents	(230,155)	(17,520)	(113,982)	—	(361,657)
Cash and cash equivalents at beginning of period	633,318	255,501	392,995	—	1,281,814
Cash and cash equivalents at end of period	$403,163	237,981	279,013	—	920,157

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$215,836	252,559	14,557	(280,370)	202,582
Distributions of earnings from guarantor and non-guarantor subsidiaries	264,189	16,181	—	(280,370)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(247,474)	(869,113)	(88,061)	280,370	(924,278)
Net cash provided by (used in) operating activities	232,551	(600,373)	(73,504)	(280,370)	(721,696)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities, net of investments in and contributions to	—	15,976	2,219	—	18,195
Distributions of capital from Rialto unconsolidated entities, net of investments in and contributions to	—	—	11,880	—	11,880
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	28,267	—	—	28,267
Receipts of principal payments on Rialto loans receivable	—	—	8,357	—	8,357
Proceeds from sales of Rialto real estate owned	—	—	112,409	—	112,409
Other	(408)	20,121	(10,915)	—	8,798
Distribution of capital from guarantor subsidiaries	160,000	—	—	(160,000)	—
Intercompany	(975,792)	—	—	975,792	—
Net cash provided by (used in) investing activities	(816,200)	64,364	123,950	815,792	187,906
Cash flows from financing activities:
Net borrowings under Lennar Financial Services warehouse facilities	—	—	85,782	—	85,782
Net repayments under Rialto warehouse repurchase facilities	—	—	(31,593)	—	(31,593)
Net proceeds from senior notes	495,725	—	175,405	—	671,130
Principal payments on Rialto notes payable	—	—	(5,870)	—	(5,870)
Net payments on other borrowings	(1,150)	(119,358)	(9,736)	—	(130,244)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(60,804)	—	(60,804)
Excess tax benefit from share-based awards	282	—	—	—	282
Common stock:
Issuances	13,302	—	—	—	13,302
Repurchases	(566)	—	—	—	(566)
Dividends	(16,355)	(252,559)	(187,811)	440,370	(16,355)
Intercompany	—	930,341	45,451	(975,792)	—
Net cash provided by financing activities	491,238	556,884	10,824	(535,422)	523,524
Net (decrease) increase in cash and cash equivalents	(92,411)	20,875	61,270	—	(10,266)
Cash and cash equivalents at beginning of period	547,101	152,753	270,651	—	970,505
Cash and cash equivalents at end of period	$454,690	173,628	331,921	—	960,239

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. The forward-looking statements in this Quarterly Report include statements regarding: our belief that we are in the early stages of a multi-year slow but steady housing recovery, our belief regarding the drivers of such recovery, and our belief that we are well positioned to benefit from such recovery; our belief that the recovery will continue to benefit the rental market; our expectation that we will see some margin contraction; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions; our expectation that we are on track to achieve another year of profitability in fiscal 2015; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our expectation that our ancillary businesses will enhance stockholder value; our belief that we will continue to benefit from our strategic land acquisitions and new community openings; our expectation regarding the Lennar Multifamily segment’s development pipeline; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; unfavorable outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties once rents and occupancies have stabilized; the ability of our Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our ability to acquire land and pursue real estate opportunities at anticipated prices; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.

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

Outlook
We continue to believe that we are in the early stages of a multi-year slow but steady housing recovery. This year's spring selling season confirms that the market is continuing to improve at a very consistent pace. The recovery has been supported on the downside by the production deficit that has yielded a limited supply of both rental and for-sale housing in the country. At the same time, the recovery has been constrained by a limited supply of available homes on the market, limited supply of land available to add to the supply of homes and constrained demand from purchasers who would like to buy but are unable to access the mortgage market. This continues to create pent-up demand against a very limited supply.
The millennial generation's attitudes towards home purchases are proving to be different, but we expect that the doubling up of the millennials during the downturn will ultimately unwind and give way to household formation. We expect that the recovery will also continue to benefit the rental market as first-time home purchasers find limited access to the "for sale" market as a result of a challenging mortgage approval process. We believe that any pullback in the housing market will be short-lived, as there is a need for shelter across the country, there is very little inventory and very little chance of mortgage foreclosures, given the stringent underwriting standards of the past several years. While demand has remained constrained, homebuyers have continued a steady return to household formation and home ownership as the market opens up, driven by consistently low interest rates, and now higher wages and lower unemployment.
These are the themes that have continued to define our operating strategies across the Company. We continued through 2015 with a solid second quarter, with net earnings increasing 33% on a 32% increase in revenues, compared to the second quarter of 2014. Our gross margin was 23.8%, which exceeded our expectations. This gross margin, combined with our selling, general and administrative expenses of 10.0%, resulted in an operating margin of 13.8%. In addition, we ended the quarter with a strong sales backlog, up 18% in home deliveries and 23% in dollar value. During the second quarter of 2015, we also had strong performances from our other business segments. Our Financial Services segment produced $39.1 million of pretax earnings primarily driven by our strategic positioning to capture the increase in refinance transactions, a higher capture rate of the increased Lennar Homebuilding business and an increase in purchase mortgages originated for non-Lennar homebuyers. Rialto generated $7.6 million of operating earnings net which included an add back of net loss attributable to noncontrolling interests, benefiting from Rialto Mortgage Finance (“RMF”), our mortgage origination and securitization business, and a transition from a capital-intensive business model to an asset light, fund model. While approximately 25% of our homebuilding business continues to be geared to first-time home purchasers, our broader, new household strategy has been aimed at the rental market. Our Multifamily rental business continued to grow during the second quarter of 2015, and we ended the quarter with interests in 26 multifamily communities, of which 2 communities were completed and operating, 6 communities were partially completed and leasing, and the remaining 18 communities were under construction. Our Multifamily strategy is proving to be well timed, as rental rates are rising and vacancies are at historical lows, driven by a supply-demand imbalance. Finally, through our investment in Heritage Fields El Toro, one of our unconsolidated entities ("El Toro"), which is managed by our FivePoint Communities venture, we earned $11.6 million primarily related to the sale of a commercial property and homesites to third parties.
We believe that all the segments of our company are well positioned. Our company’s strategy continues to be driven by our belief that the real estate market remains positioned to continue to recover and that our company remains well positioned to benefit from such recovery. Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are excellent land positions, although we expect to see some margin contraction compared to prior year due to cost increases outpacing sales price increases, competitive pressures and the inclusion of some additional previously inactive land assets being developed. We will continue to carefully balance pricing power, sales incentives, brokerage commissions and advertising expenses to maximize our results. In addition, we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and Financial Services operations. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as such ancillary businesses continue to mature and expand their franchises providing profitable opportunities that we expect will enhance stockholder value. Overall, we believe we are on track to achieve another year of increased profitability in fiscal 2015, as the housing market recovery continues and we will continue to benefit from our strategic land acquisitions and new community openings.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $183.0 million, or $0.79 per diluted share ($0.89 per basic share), in the second quarter of 2015, compared to net earnings attributable to Lennar of $137.7 million, or $0.61 per diluted share ($0.67 per basic share), in the second quarter of 2014. Our net earnings attributable to Lennar were $298.0 million, or $1.30 per diluted share ($1.45 per basic share), in the six months ended May 31, 2015, compared to net earnings attributable to Lennar of $215.8 million, or $0.95 per diluted share ($1.06 per basic share), in the six months ended May 31, 2014.
Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Lennar Homebuilding revenues:
Sales of homes	$2,081,113	1,605,366	3,484,681	2,745,597
Sales of land	34,699	29,419	72,789	120,573
Total Lennar Homebuilding revenues	2,115,812	1,634,785	3,557,470	2,866,170
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,585,259	1,195,751	2,664,055	2,049,929
Costs of land sold	31,204	23,786	57,229	98,858
Selling, general and administrative	209,019	173,106	369,373	308,211
Total Lennar Homebuilding costs and expenses	1,825,482	1,392,643	3,090,657	2,456,998
Lennar Homebuilding operating margins	290,330	242,142	466,813	409,172
Lennar Homebuilding equity in earnings from unconsolidated entities	6,494	394	35,393	5,384
Lennar Homebuilding other income (expense), net	(217)	2,262	6,116	5,151
Other interest expense	(3,818)	(10,287)	(7,889)	(22,978)
Lennar Homebuilding operating earnings	292,789	234,511	500,433	396,729
Lennar Financial Services revenues	169,885	111,016	294,712	187,968
Lennar Financial Services costs and expenses	130,832	92,723	240,132	165,210
Lennar Financial Services operating earnings	39,053	18,293	54,580	22,758
Rialto revenues	67,931	54,393	109,128	101,348
Rialto costs and expenses	67,506	79,604	108,287	127,180
Rialto equity in earnings from unconsolidated entities	7,328	17,939	9,992	23,293
Rialto other income (expense), net	(872)	3,595	(1,144)	2,366
Rialto operating earnings (loss)	6,881	(3,677)	9,689	(173)
Lennar Multifamily revenues	38,976	18,551	75,433	26,354
Lennar Multifamily costs and expenses	47,260	25,549	89,221	39,476
Lennar Multifamily equity in loss from unconsolidated entities	(422)	(182)	(600)	(257)
Lennar Multifamily operating loss	(8,706)	(7,180)	(14,388)	(13,379)
Total operating earnings	330,017	241,947	550,314	405,935
Corporate general and administrative expenses	(50,207)	(38,317)	(93,861)	(76,429)
Earnings before income taxes	$279,810	203,630	456,453	329,506

Three Months Ended May 31, 2015 versus Three Months Ended May 31, 2014
Revenues from home sales increased 30% in the second quarter of 2015 to $2.1 billion from $1.6 billion in the second quarter of 2014. Revenues were higher primarily due to a 20% increase in the number of home deliveries, excluding unconsolidated entities, and an 8% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 5,989 homes in the second quarter of 2015 from 4,976 homes in the second quarter of 2014. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, which was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $348,000 in the second quarter of 2015 from $322,000 in the second quarter of 2014, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,500 per home delivered in the second quarter of 2015, or 5.8% as a percentage of home sales revenue, compared to $20,300 per home delivered in the second quarter of 2014, or 5.9% as a percentage of home sales revenue, and $21,800 per home delivered in the first quarter of 2015, or 6.3% as a percentage of home sales revenue.
Gross margins on home sales were $495.9 million, or 23.8%, in the second quarter of 2015, compared to $409.6 million, or 25.5%, in the second quarter of 2014. Gross margin percentage on home sales decreased compared to the second quarter of 2014, primarily due to an increase in land costs, partially offset by an increase in the the average sales price of homes delivered. Gross margin on home sales in the second quarter of 2014 included $9.6 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 60 basis points.
Gross profits on land sales were $3.5 million in the second quarter of 2015, compared to $5.6 million in the second quarter of 2014.
Selling, general and administrative expenses were $209.0 million in the second quarter of 2015, compared to $173.1 million in the second quarter of 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.0% in the second quarter of 2015, from 10.8% in the second quarter of 2014 primarily due to improved operating leverage as a result of an increase in home deliveries.
Lennar Homebuilding equity in earnings from unconsolidated entities was $6.5 million in the second quarter of 2015, compared to $0.4 million in the second quarter of 2014. In the second quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $11.6 million of equity in earnings primarily related to the sale of a commercial property and homesites to third parties by El Toro, partially offset by our share of operating losses of various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding other income (expense), net, totaled ($0.2) million in the second quarter of 2015, compared to $2.3 million in the second quarter of 2014.
Lennar Homebuilding interest expense was $57.7 million in the second quarter of 2015 ($53.2 million was included in costs of homes sold, $0.6 million in costs of land sold and $3.8 million in other interest expense), compared to $49.2 million in the second quarter of 2014 ($38.6 million was included in costs of homes sold, $0.3 million in costs of land sold and $10.3 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt and an increase in home deliveries, partially offset by an increase in qualifying assets eligible for interest capitalization and lower borrowing costs.
Operating earnings for our Lennar Financial Services segment were $39.1 million in the second quarter of 2015, compared to $18.3 million in the second quarter of 2014. The increase in profitability was primarily due to an increase in mortgage originations driven by a stronger refinance market and an increase in purchase volume as a result of increased Lennar home deliveries and an increase in purchase mortgages originated for non-Lennar homebuyers. The increase in volume also benefited the title operations.
Operating earnings for our Rialto segment were $7.6 million in the second quarter of 2015 (which included $6.9 million of operating earnings and an add back of $0.7 million of net loss attributable to noncontrolling interests), compared to operating earnings of $13.4 million (which was comprised of a $3.7 million operating loss and an add back of $17.1 million of net loss attributable to noncontrolling interests) in the second quarter of 2014.
Rialto revenues were $67.9 million in the second quarter of 2015, compared to $54.4 million in the second quarter of 2014. Revenues increased primarily due to an increase in securitization revenue and interest income from RMF and the receipt of $4.8 million of advance distributions with regard to Rialto's carried interests in Rialto Real Estate Fund, LP ("Fund I") and Rialto Real Estate Fund II, LP ("Fund II") in order to cover income tax obligations resulting from the allocations of taxable income to Rialto's carried interests in these funds. This increase was partially offset by a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and real estate owned ("REO") foreclosures and because Rialto no longer recognizes interest income under the accretable yield method, instead interest income is recognized to the extent that loan collections exceed their carrying value.

Rialto expenses were $67.5 million in the second quarter of 2015, compared to $79.6 million in the second quarter of 2014. Expenses decreased primarily due to a decrease in loan impairments of $32.3 million, partially offset by an increase in other general and administrative expenses and RMF securitization expenses.
Rialto equity in earnings from unconsolidated entities was $7.3 million and $17.9 million in the second quarter of 2015 and 2014, respectively, primarily related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was related to marking up certain assets in the Rialto real estate funds to a lesser degree in the second quarter of 2015 than in the same period last year.
In the second quarter of 2015, Rialto other expense, net, was $0.9 million, which consisted primarily of expenses related to owning and maintaining REO, $2.4 million of impairments on REO and other expenses, partially offset by net realized gains on the sale of REO of $4.5 million and rental and other income. In the second quarter of 2014, Rialto other income, net, was $3.6 million, which consisted primarily of net realized gains on the sale of REO of $14.2 million and rental and other income, partially offset by expenses related to owning and maintaining REO, $1.2 million of impairments on REO and other expenses.
Operating loss for our Lennar Multifamily segment was $8.7 million in the second quarter of 2015, compared to $7.2 million in the second quarter of 2014. In both the second quarter of 2015 and 2014, the operating loss primarily related to general and administrative expenses, partially offset by management fee income.
Corporate general and administrative expenses were $50.2 million, or 2.1% as a percentage of total revenues, in the second quarter of 2015, compared to $38.3 million, or 2.1% as a percentage of total revenues, in the second quarter of 2014.
Net earnings (loss) attributable to noncontrolling interests were $1.6 million and ($15.1) million in the second quarter of 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests during the second quarter of 2015 were primarily attributable to a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $2.3 million, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net loss attributable to noncontrolling interests during the second quarter of 2014 were primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the second quarter of 2015 and 2014, we had a tax provision of $95.2 million and $81.0 million, respectively, primarily related to pre-tax earnings of the periods. Our overall effective income tax rates were 34.22% and 37.04% in the second quarter of 2015 and 2014, respectively. The effective tax rate for the second quarter of 2015 included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.
Six Months Ended May 31, 2015 versus Six Months Ended May 31, 2014
Revenues from home sales increased 27% in the six months ended May 31, 2015 to $3.5 billion from $2.7 billion in the six months ended May 31, 2014. Revenues were higher primarily due to a 20% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 10,290 homes in the six months ended May 31, 2015 from 8,573 homes in the six months ended May 31, 2014. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other, which was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $339,000 in the six months ended May 31, 2015 from $320,000 in the six months ended May 31, 2014, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,600 per home delivered in the six months ended May 31, 2015, or 6.0% as a percentage of home sales revenue, compared to $20,700 per home delivered in the six months ended May 31, 2014, or 6.1% as a percentage of home sales revenue. Currently, our biggest competition is from sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $820.6 million, or 23.5%, in the six months ended May 31, 2015, compared to $695.7 million, or 25.3%, in the six months ended May 31, 2014. Gross margin percentage on home sales decreased compared to the six months ended May 31, 2014, primarily due to an increase in land costs, partially offset by an increase in the the average sales price of homes delivered. Gross margin on home sales in the six months ended May 31, 2014 included $15.1 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 60 basis points.
Gross profits on land sales totaled $15.6 million in the six months ended May 31, 2015, compared to $21.7 million in the six months ended May 31, 2014.
Selling, general and administrative expenses were $369.4 million in the six months ended May 31, 2015, compared to $308.2 million in the six months ended May 31, 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.6% in the six months ended May 31, 2015, from 11.2% in the six months ended May 31, 2014 primarily due to improved operating leverage as a result of an increase in home deliveries as well as a decrease in insurance reserves.
Lennar Homebuilding equity in earnings from unconsolidated entities was $35.4 million in the six months ended May 31, 2015, compared to $5.4 million in the six months ended May 31, 2014. In the six months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $43.0 million of equity in earnings primarily related to the sale of approximately 660 homesites and a commercial property to third parties by El Toro, partially offset by our share of operating losses of various Lennar Homebuilding unconsolidated entities. In the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily related to third-party land sales by one of our unconsolidated entities.
Lennar Homebuilding other income, net, totaled $6.1 million in the six months ended May 31, 2015, compared to $5.2 million in the six months ended May 31, 2014.
Lennar Homebuilding interest expense was $95.7 million in the six months ended May 31, 2015 ($86.8 million was included in costs of homes sold, $1.0 million in costs of land sold and $7.9 million in other interest expense), compared to $90.2 million in the six months ended May 31, 2014 ($65.0 million was included in costs of homes sold, $2.2 million in costs of land sold and $23.0 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt and an increase in home deliveries, partially offset by an increase in qualifying assets eligible for interest capitalization and lower borrowing costs.
Operating earnings for our Lennar Financial Services segment were $54.6 million in the six months ended May 31, 2015, compared to $22.8 million in the six months ended May 31, 2014. The increase in profitability was primarily due to an increase in mortgage originations driven by a stronger refinance market and an increase in purchase volume as a result of increased Lennar home deliveries and an increase in purchase mortgages originated for non-Lennar homebuyers. The increase in volume also benefited the title operations.
Operating earnings for our Rialto segment were $12.2 million in the six months ended May 31, 2015 (which included $9.7 million of operating earnings and an add back of $2.5 million of net loss attributable to noncontrolling interests), compared to operating earnings of $15.9 million (which was comprised of a $0.2 million operating loss and an add back of $16.1 million of net loss attributable to noncontrolling interests) in the six months ended May 31, 2014.
Rialto revenues were $109.1 million in the six months ended May 31, 2015, compared to $101.3 million in the six months ended May 31, 2014. Revenues increased due to an increase in securitization revenue and interest income from RMF and the receipt of $11.3 million of advance distributions with regard to Rialto's carried interests in Fund I and Fund II in order to cover income tax obligations resulting from the allocations of taxable income to Rialto's carried interests in these funds. This increase was partially offset by a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and REO foreclosures and because Rialto no longer recognizes interest income under the accretable yield method, instead interest income is recognized to the extent that loan collections exceed their carrying value.
Rialto expenses were $108.3 million in the six months ended May 31, 2015, compared to $127.2 million in the six months ended May 31, 2014. Expenses decreased primarily due to a decrease in loan impairments of $37.8 million, partially offset by an increase in other general and administrative expenses, RMF securitization expenses and interest expense.
Rialto equity in earnings from unconsolidated entities was $10.0 million and $23.3 million in the six months ended May 31, 2015 and 2014, respectively, primarily related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was related to marking up certain assets in the Rialto real estate funds to a lesser degree in the six months ended May 31, 2015 than in the same period last year.
In the six months ended May 31, 2015, Rialto other expense net, was $1.1 million, which consisted primarily of expenses related to owning and maintaining REO, $5.0 million of impairments on REO and other expenses, partially offset by net realized gains on the sale of REO of $7.7 million and rental and other income. In the six months ended May 31, 2014, Rialto other income, net, was $2.4 million, which consisted primarily of net realized gains on the sale of REO of $23.7 million and rental and other income, partially offset by expenses related to owning and maintaining REO, $3.5 million of impairments on REO and other expenses.
Operating loss for our Lennar Multifamily segment was $14.4 million in the six months ended May 31, 2015, compared to $13.4 million in the six months ended May 31, 2014. In both the six months ended May 31, 2015 and 2014, the operating loss primarily related to general and administrative expenses, partially offset by management fee income.
Corporate general and administrative expenses were $93.9 million, or 2.3% as a percentage of total revenues, in the six months ended May 31, 2015, compared to $76.4 million, or 2.4% as a percentage of total revenues, in the six months ended May 31, 2014.

Net earnings (loss) attributable to noncontrolling interests were $3.5 million and ($13.3) million in the six months ended May 31, 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests during the six months ended May 31, 2015 were primarily attributable to a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $2.3 million and earnings related to consolidated joint ventures. Net loss attributable to noncontrolling interests during the six months ended May 31, 2014 were primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the six months ended May 31, 2015 and 2014, we had a tax provision of $155.0 million and $126.9 million, respectively, primarily related to pre-tax earnings of the periods. Our overall effective income tax rates were 34.21% and 37.03% in the six months ended May 31, 2015 and 2014, respectively. The effective tax rate for both the three and six months ended May 31, 2015 included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

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
At May 31, 2015, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Homebuilding revenues:
East:
Sales of homes	$646,610	532,615	1,103,160	922,286
Sales of land	6,786	4,133	18,571	4,970
Total East	653,396	536,748	1,121,731	927,256
Central:
Sales of homes	301,338	233,437	506,078	373,253
Sales of land	1,171	1,771	6,939	24,449
Total Central	302,509	235,208	513,017	397,702
West:
Sales of homes	608,301	413,184	990,961	713,283
Sales of land	19,060	10,170	19,173	25,086
Total West	627,361	423,354	1,010,134	738,369
Southeast Florida:
Sales of homes	184,839	129,268	315,337	231,075
Sales of land	—	224	11,850	581
Total Southeast Florida	184,839	129,492	327,187	231,656
Houston:
Sales of homes	182,633	166,151	307,563	288,270
Sales of land	7,014	12,512	13,341	21,016
Total Houston	189,647	178,663	320,904	309,286
Other:
Sales of homes	157,391	130,711	261,581	217,430
Sales of land	669	609	2,916	44,471
Total Other	158,060	131,320	264,497	261,901
Total homebuilding revenues	$2,115,812	1,634,785	3,557,470	2,866,170

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Operating earnings:
East:
Sales of homes	$94,280	86,073	148,230	138,030
Sales of land	665	704	7,770	791
Equity in earnings (loss) from unconsolidated entities	365	(40)	410	1,097
Other income (expense), net	240	1,441	(723)	2,167
Other interest expense	(967)	(2,926)	(2,857)	(6,181)
Total East	94,583	85,252	152,830	135,904
Central:
Sales of homes	30,485	26,052	46,234	32,942
Sales of land	214	800	1,611	6,764
Equity in earnings from unconsolidated entities	16	8	55	38
Other income (expense), net	660	(1,223)	(904)	(1,588)
Other interest expense	(660)	(1,563)	(1,229)	(3,422)
Total Central	30,715	24,074	45,767	34,734
West:
Sales of homes	95,129	65,495	142,912	111,789
Sales of land	620	1,227	312	6,793
Equity in earnings from unconsolidated entities (1)	6,121	529	34,947	4,802
Other income, net (2)	1,863	801	9,069	2,947
Other interest expense	(1,401)	(3,409)	(2,415)	(7,895)
Total West	102,332	64,643	184,825	118,436
Southeast Florida:
Sales of homes	40,474	26,688	68,998	47,835
Sales of land	—	121	221	315
Equity in loss from unconsolidated entities	(102)	(153)	(208)	(364)
Other income (expense), net (3)	(3,134)	885	(3,296)	1,388
Other interest expense	(255)	(793)	(446)	(1,868)
Total Southeast Florida	36,983	26,748	65,269	47,306
Houston:
Sales of homes	21,080	22,077	34,826	41,383
Sales of land	2,074	2,851	4,017	6,059
Equity in earnings (loss) from unconsolidated entities	(2)	21	10	11
Other income (expense), net	(225)	250	1,224	(66)
Other interest expense	(189)	(514)	(324)	(1,031)
Total Houston	22,738	24,685	39,753	46,356
Other:
Sales of homes	5,387	10,124	10,053	15,478
Sales of land	(78)	(70)	1,629	993
Equity in earnings (loss) from unconsolidated entities	96	29	179	(200)
Other income, net	379	108	746	303
Other interest expense	(346)	(1,082)	(618)	(2,581)
Total Other	5,438	9,109	11,989	13,993
Total homebuilding operating earnings	$292,789	234,511	500,433	396,729

(1)
Lennar Homebuilding equity in earnings from unconsolidated entities for the three and six months ended May 31, 2015, included $11.6 million and $43.0 million, respectively, of equity in earnings related to the sale of homesites and a commercial property to third parties by El Toro. Lennar Homebuilding equity in earnings for the six months ended May 31, 2014 included $4.7 million of equity in earnings related to third-party land sales by one of our unconsolidated entities.

(2)	Lennar Homebuilding other income, net for the six months ended May 31, 2015, included a $6.5 million gain on the sale of an operating property.

(3)
Other expense, net for the three and six months ended May 31, 2015 primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	2,189	1,859	$648,307	533,991	$296,000	287,000
Central	951	831	301,339	233,438	317,000	281,000
West	1,353	985	624,042	418,136	461,000	425,000
Southeast Florida	519	374	184,839	129,268	356,000	346,000
Houston	636	600	182,633	166,152	287,000	277,000
Other	367	338	157,391	130,711	429,000	387,000
Total	6,015	4,987	$2,098,551	1,611,696	$349,000	323,000
Of the total homes delivered listed above, 26 homes with a dollar value of $17.4 million and an average sales price of $671,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2015, compared to 11 home deliveries with a dollar value of $6.3 million and an average sales price of $575,000 for the three months ended May 31, 2014.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	3,797	3,253	$1,105,127	925,964	$291,000	285,000
Central	1,632	1,353	506,079	373,253	310,000	276,000
West	2,279	1,717	1,006,702	723,427	442,000	421,000
Southeast Florida	897	672	315,337	231,075	352,000	344,000
Houston	1,097	1,038	307,563	288,271	280,000	278,000
Other	615	563	261,581	217,430	425,000	386,000
Total	10,317	8,596	$3,502,389	2,759,420	$339,000	321,000
Of the total homes delivered listed above, 27 homes with a dollar value of $17.7 million and an average sales price of $656,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2015, compared to 23 home deliveries with a dollar value of $13.8 million and an average sales price of $601,000 for the six months ended May 31, 2014.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	$49,752	40,021	$22,800	21,600	7.1%	7.0%
Central	21,772	18,170	22,900	21,900	6.7%	7.2%
West	20,405	12,544	15,300	12,800	3.2%	2.9%
Southeast Florida	12,289	10,067	23,700	26,900	6.2%	7.2%
Houston	17,023	14,519	26,800	24,200	8.5%	8.0%
Other	7,606	5,596	20,700	16,600	4.6%	4.1%
Total	$128,847	100,917	$21,500	20,300	5.8%	5.9%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	$88,329	71,694	$23,300	22,100	7.4%	7.2%
Central	38,073	29,704	23,300	22,000	7.0%	7.4%
West	36,061	22,196	16,000	13,000	3.5%	3.0%
Southeast Florida	20,779	18,120	23,200	27,000	6.2%	7.3%
Houston	27,360	26,005	24,900	25,100	8.2%	8.3%
Other	11,885	9,651	19,300	17,100	4.3%	4.3%
Total	$222,487	177,370	$21,600	20,700	6.0%	6.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	2,589	2,182	$777,847	629,410	$300,000	288,000
Central	1,217	1,045	398,694	305,069	328,000	292,000
West	1,756	1,307	818,981	558,602	466,000	427,000
Southeast Florida	590	523	204,984	169,456	347,000	324,000
Houston (3)	684	753	203,386	206,223	297,000	274,000
Other	435	373	185,542	154,083	427,000	413,000
Total	7,271	6,183	$2,589,434	2,022,843	$356,000	327,000
Of the total new orders listed above, 24 homes with a dollar value of $17.7 million and an average sales price of $737,000 represent new orders from unconsolidated entities for the three months ended May 31, 2015, compared to 12 new orders with a dollar value of $8.6 million and an average sales price of $714,000 for the three months ended May 31, 2014.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	4,569	3,828	$1,379,443	1,100,028	$302,000	287,000
Central	2,129	1,811	685,369	523,196	322,000	289,000
West	2,946	2,146	1,346,565	937,311	457,000	437,000
Southeast Florida	940	889	329,408	289,104	350,000	325,000
Houston (3)	1,204	1,313	349,109	362,906	290,000	276,000
Other	770	661	328,321	272,408	426,000	412,000
Total	12,558	10,648	$4,418,215	3,484,953	$352,000	327,000
Of the total new orders listed above, 50 homes with a dollar value of $30.0 million and an average sales price of $600,000 represent new orders from unconsolidated entities for the six months ended May 31, 2015, compared to 24 new orders with a dollar value of $15.0 million and an average sales price of $625,000 for the six months ended May 31, 2014.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2015 and 2014.

(3)
The decrease in new orders was primarily due to less demand in our higher-end homes in the Houston area driven by volatility in the energy sector during the three and the six months ended May 31, 2015.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015	2014
East	2,984	2,543	$945,152	777,063	$317,000	306,000
Central	1,458	1,102	490,007	346,958	336,000	315,000
West	1,658	1,045	777,451	471,574	469,000	451,000
Southeast Florida	619	824	228,748	274,163	370,000	333,000
Houston	937	944	267,415	255,720	285,000	271,000
Other	417	400	180,390	224,717	433,000	562,000
Total	8,073	6,858	$2,889,163	2,350,195	$358,000	343,000
Of the total homes in backlog listed above, 90 homes with a backlog dollar value of $52.1 million and an average sales price of $579,000 represent the backlog from unconsolidated entities at May 31, 2015, compared to 5 homes with a backlog dollar value of $3.7 million and an average sales price of $736,000 at May 31, 2014.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014
East	15%	14%	15%	15%
Central	18%	17%	17%	17%
West	11%	12%	12%	13%
Southeast Florida	14%	11%	14%	11%
Houston	24%	22%	25%	22%
Other	10%	12%	11%	11%
Total	15%	15%	16%	15%

Active Communities:

	May 31,
	2015	2014
East	254	210
Central	130	114
West	117	106
Southeast Florida	37	30
Houston	74	74
Other	55	45
Total	667	579
Of the total active communities listed above, two communities and one community represent active communities being developed by unconsolidated entities as of May 31, 2015 and 2014, respectively.
The following table details our gross margins on home sales for the three and six months ended May 31, 2015 and 2014 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(In thousands)	2015		2014		2015		2014
East:
Sales of homes	$646,610		532,615		1,103,160		922,286
Costs of homes sold	483,373		387,946		830,171		679,422
Gross margins on home sales	163,237	25.2%	144,669	27.2%	272,989	24.7%	242,864	26.3%
Central:
Sales of homes	301,338		233,437		506,078		373,253
Costs of homes sold	238,388		180,020		403,215		292,670
Gross margins on home sales	62,950	20.9%	53,417	22.9%	102,863	20.3%	80,583	21.6%
West:
Sales of homes	608,301		413,184		990,961		713,283
Costs of homes sold	459,781		306,268		754,267		527,465
Gross margins on home sales	148,520	24.4%	106,916	25.9%	236,694	23.9%	185,818	26.1%
Southeast Florida:
Sales of homes	184,839		129,268		315,337		231,075
Costs of homes sold	128,638		90,832		219,144		161,720
Gross margins on home sales	56,201	30.4%	38,436	29.7%	96,193	30.5%	69,355	30.0%
Houston:
Sales of homes	182,633		166,151		307,563		288,270
Costs of homes sold	141,822		126,304		238,749		214,448
Gross margins on home sales	40,811	22.3%	39,847	24.0%	68,814	22.4%	73,822	25.6%
Other
Sales of homes	157,391		130,711		261,581		217,430
Costs of homes sold	133,256		104,381		218,508		174,204
Gross margins on home sales	24,135	15.3%	26,330	20.1%	43,073	16.5%	43,226	19.9%
Total gross margins on home sales	$495,854	23.8%	409,615	25.5%	820,626	23.5%	695,668	25.3%
Three Months Ended May 31, 2015 versus Three Months Ended May 31, 2014
Homebuilding East: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in average sales price of homes delivered in

Georgia was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the three months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries in all the states in this segment, except Arizona and an increase average sales price of homes delivered in all the states in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in the number of home deliveries in Arizona was primarily due to a decrease in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended May 31, 2015 decreased compared to the same period last year as the three months ended May 31, 2014 included $6.4 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 280 basis points. Gross margin percentage on home sales for the three months ended May 31, 2015 was positively impacted by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in land costs per home.
Homebuilding West: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in all the states in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Southeast Florida: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended May 31, 2015 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Houston: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in Homebuilding Other, except Minnessota and Tennessee where the number of home deliveries were flat year-over-year. The increase in the number of home deliveries was driven by by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in land costs per home, which included a valuation adjustment of $9.6 million in our Northeast Urban operations primarily related to a strategic decision to move forward on an inactive asset. This decrease was partially offset by an increase in the average sales price of homes delivered.
Six Months Ended May 31, 2015 versus Six Months Ended May 31, 2014
Homebuilding East: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Georgia was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the six months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries in all the states in this segment, except Arizona, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The decrease in the number of homes delivered in Arizona was primarily due to a decrease in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2015 decreased compared to the same period last year as the six months ended May 31, 2014 included $6.4 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 170 basis points. Gross margin percentage on home sales for the six months ended May 31, 2015 was positively impacted by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in land costs per home.
Homebuilding West: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in all the states in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home as a result of a change in product mix due to the timing of deliveries and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Southeast Florida: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2015 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Houston: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. Average sales price of homes delivered in this segment was consistent with the same period last year. Gross margin percentage on home sales for the six months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home. In addition, gross margin percentage on home sales for the six months ended May 31, 2014 included a $5.5 million insurance recovery, which increased the gross margin percentage in that period by 190 basis points.
Homebuilding Other: Revenues from home sales increased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014, primarily due to an increase in the number of home deliveries in all the states in Homebuilding Other, except Minnesota and Tennessee, and an increase in the average sales price of homes delivered in all the states in Homebuilding Other, except Minnesota. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in the number of home deliveries in Minnesota was primarily due to less demand as the number of deliveries per active community decreased. The decrease in the number of home deliveries in Tennessee was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Minnesota is due to a change in product mix due to the timing of deliveries from certain communities. Gross margin percentage on home sales for the six months ended May 31, 2015 decreased compared to the same period last year primarily due to an increase in land costs per home, which included a valuation adjustment of $9.6 million in our Northeast Urban operations primarily related to a strategic decision to move forward on an inactive asset. This decrease was partially offset by an increase in the average sales price of homes delivered.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2015	2014	2015	2014
Revenues	$169,885	111,016	294,712	187,968
Costs and expenses	130,832	92,723	240,132	165,210
Operating earnings	$39,053	18,293	54,580	22,758
Dollar value of mortgages originated	$2,402,000	1,400,000	4,030,000	2,286,000
Number of mortgages originated	8,800	5,500	15,000	9,100
Mortgage capture rate of Lennar homebuyers	82%	77%	81%	76%
Number of title and closing service transactions	30,700	22,800	53,400	41,300
Number of title policies issued	62,600	52,100	119,500	93,100
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
Rialto's operating earnings (loss) were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$67,931	54,393	109,128	101,348
Costs and expenses (1)	67,506	79,604	108,287	127,180
Rialto equity in earnings from unconsolidated entities	7,328	17,939	9,992	23,293
Rialto other income (expense), net	(872)	3,595	(1,144)	2,366
Operating earnings (loss) (2)	$6,881	(3,677)	9,689	(173)

(1)
Costs and expenses included loan impairments of $1.6 million and $2.8 million for the three and six months ended May 31, 2015, respectively, and $33.9 million and $40.6 million for the three and six months ended May 31, 2014, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and six months ended May 31, 2015 included net loss attributable to noncontrolling interests of $0.7 million and $2.5 million, respectively. Operating loss for the three and six months ended May 31, 2014 included net loss attributable to noncontrolling interests of $17.1 million and $16.1 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Realized gains on REO sales, net	$4,544	14,234	7,674	23,743
Unrealized losses on transfer of loans receivable to REO and impairments, net	(2,212)	(8,274)	(4,768)	(10,651)
REO and other expenses	(15,167)	(12,411)	(28,409)	(30,950)
Rental and other income	11,963	10,046	24,359	20,224
Rialto other income (expense), net	$(872)	3,595	(1,144)	2,366
Loans Receivable
In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the six months ended May 31, 2015 and 2014, the LLCs distributed $94.0 million and $98.2 million, respectively, of which $56.4 million and $59.6 million, respectively, was distributed to the FDIC and $37.6 million and $38.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2015, these consolidated LLCs had total combined assets and liabilities of $402.1 million and $13.6 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended and is due on December 2016. As of both May 31, 2015 and November 30, 2014, the outstanding amount related to the 5-year unsecured note was $60.6 million.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the six months ended May 31, 2015, RMF originated loans with a total principal balance of $1.2 billion and sold $1.0 billion of loans into five separate securitizations. During the six months ended May 31, 2014, RMF originated loans with a total principal balance of $692.2 million and sold $691.5 million of loans into three separate securitizations.
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
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$3,044	7,174	3,790	12,233
Rialto Real Estate Fund II, LP	2,286	2,402	3,179	2,440
Rialto Mezzanine Partners Fund, LP	451	493	926	782
Other investments	1,547	7,870	2,097	7,838
Rialto equity in earnings from unconsolidated entities	$7,328	17,939	9,992	23,293
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities at a 55% discount to par value. The carrying value of the investment securities at May 31, 2015 and November 30, 2014 was $18.0 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at May 31, 2015 and is included in Rialto's other assets.

Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2015 and November 30, 2014, our balance sheet had $362.3 million and $268.0 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $129.8 million and $105.7 million, respectively. Our net investment in the Lennar Multifamily segment as of May 31, 2015 and November 30, 2014 was $310.5 million and $203.7 million, respectively. Our Lennar Multifamily segment had 28 and 26 unconsolidated entities, as of May 31, 2015 and November 30, 2014, respectively. As of May 31, 2015, our interests in Lennar Multifamily segment had interests in 26 communities with development costs of $1.7 billion, of which two communities were completed and operating, six communities were partially completed and leasing and 18 communities were under construction. Our Lennar Multifamily segment also had a pipeline of potential future projects totaling $4.5 billion in assets across a number of states that would be developed primarily by unconsolidated entities. We are focused on creating an investment fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop.

(2) Financial Condition and Capital Resources
At May 31, 2015, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $920.2 million, compared to $1.3 billion at November 30, 2014 and $960.2 million at May 31, 2014.
We finance all of our activities including homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2015 and 2014, cash used in operating activities totaled $994.5 million and $721.7 million, respectively. During the six months ended May 31, 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase in Rialto loans held-for-sale related to RMF and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities and an increase in distribution of earnings from Lennar Homebuilding and Rialto unconsolidated entities.
During the six months ended May 31, 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, an increase in receivables and a increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities.

Investing Cash Flow Activities
During the six months ended May 31, 2015 and 2014, cash provided by (used in) investing activities totaled ($7.3) million and $187.9 million, respectively. During the six months ended May 31, 2015, our cash used in investing activities was primarily impacted by $28.1 million for purchases of Lennar Homebuilding investments available-for-sale, cash contributions of $27.0 million to Lennar Homebuilding unconsolidated entities primarily for working capital, $23.9 million to Rialto unconsolidated entities comprised of $18.4 million contributed to Fund II, $3.5 million contributed to the Mezzanine Fund and $2.0 million contributed to other investments, and $15.7 million to Lennar Multifamily unconsolidated entities primarily for working capital. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $55.8 million of proceeds from the sales of REO and distributions of capital of $17.8 million from Lennar Homebuilding unconsolidated entities, $11.3 million from Lennar Multifamily unconsolidated entities and $6.0 million from Rialto unconsolidated entities comprised of $2.7 million distributed by Fund II, $1.2 million distributed by Mezzanine Fund and $2.1 million distributed by other investments.
During the six months ended May 31, 2014, our cash provided by investing activities was primarily impacted by the receipt of $112.4 million of proceeds from the sales of REO, $44.6 million of proceeds from the sales of investments available-for-sale and distributions of capital of $74.8 million from Lennar Homebuilding unconsolidated entities, $42.4 million from Lennar Multifamily unconsolidated entities and $30.1 million from Rialto unconsolidated entities comprised of $14.8 million distributed by Fund I, $3.5 million distributed by Fund II, $8.4 million distributed by Mezzanine Fund and $3.4 million distributed by other investments. This was partially offset by cash contributions of $56.6 million to Lennar Homebuilding unconsolidated entities primarily for working capital, $18.2 million to Rialto unconsolidated entities comprised of $8.6 million contributed to the Mezzanine Fund and $9.6 million contributed to other investments and $14.1 million to Lennar Multifamily unconsolidated entities primarily for working capital, and $21.3 million for purchases of Lennar Homebuilding investments available-for-sale.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the sale of our assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, and our consolidated joint venture FivePoint Communities that manages several large properties in California, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. We are focused on creating an investment fund, which we would manage and in which we would make an investment, to provide funding for the rental communities we develop. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the book value of our assets. At May 31, 2015, we had no agreements or understandings regarding any significant acquisition transactions.
Financing Cash Flow Activities
During the six months ended May 31, 2015 and 2014, our cash provided by financing activities totaled $640.2 million and $523.5 million, respectively. During the six months ended May 31, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of an additional $250 million aggregate principal amount of 4.50% senior notes due 2019 (the “4.50% Senior Notes”), proceeds related to the sale of $500 million aggregate principal amount of 4.750% senior notes due 2025 (the "4.750% Senior Notes"), $450 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”), $161.3 million of net borrowings under our Lennar Financial Services' 364-day warehouse repurchase facilities and $28.4 million of net borrowings under Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by $500.0 million redemption of our 5.60% senior notes due May 2015, $206.9 million of principal payments on other borrowings and $78.9 million of payments related to noncontrolling interests.
During the six months ended May 31, 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.500% senior notes due 2019, proceeds related to the sale of $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), $73.8 million of proceeds related to the issuance of Rialto's 2.85% structured note offering and $85.8 million of net borrowings under our Lennar Financial Services' 364-day warehouse repurchase facilities, partially offset by $157.2 million of principal payments on other borrowings, $72.7 million of payments related to noncontrolling interests and $31.6 million of net repayments under Rialto's warehouse repurchase facilities.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2015	November 30, 2014	May 31, 2014
Lennar Homebuilding debt	$5,291,136	4,690,213	4,683,438
Stockholders’ equity	5,138,738	4,827,020	4,399,344
Total capital	$10,429,874	9,517,233	9,082,782
Lennar Homebuilding debt to total capital	50.7%	49.3%	51.6%
Lennar Homebuilding debt	$5,291,136	4,690,213	4,683,438
Less: Lennar Homebuilding cash and cash equivalents	638,992	885,729	627,615
Net Lennar Homebuilding debt	$4,652,144	3,804,484	4,055,823
Net Lennar Homebuilding debt to total capital (1)	47.5%	44.1%	48.0%

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

At May 31, 2015, Lennar Homebuilding debt to total capital was lower compared to May 31, 2014, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to the issuance of senior notes.
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
Our Lennar Homebuilding average debt outstanding was $5.1 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2015, compared to $4.6 billion with an average rate for interest incurred of 5.2% for the six months ended May 31, 2014. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2015 was $146.5 million, compared to $135.6 million in the same period last year.
In April 2015, we amended our unsecured revolving Credit Facility to reduced the interest rate on $1.18 billion of the Credit Facility, increase the maximum potential borrowings from $1.5 billion to $1.6 billion, which includes a $263 million accordion feature, subject to additional commitments, with certain financial institutions and extend the maturity of $1.18 billion of the Credit Facility from June 2018 to June 2019. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of May 31, 2015, the Company had $450 million of outstanding borrowings under the Credit Facility. As of November 30, 2014, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at May 31, 2015. In addition, we had $315 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $246.5 million and $234.1 million at May 31, 2015 and November 30, 2014, respectively. Our financial letters of credit outstanding were $179.5 million and $190.4 million at May 31, 2015 and November 30, 2014, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
In April 2015, we issued $500 million aggregate principal amount of 4.750% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $495.6 million. We used the net proceeds from the sale of the 4.750% Senior Notes, together with cash on hand, to retire our $500 million of 5.60% senior notes due May 2015 for 100% of the outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-annually beginning November 30, 2015. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.

In November 2014, we originally issued $350 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. In February 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $595.8 million. We used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually beginning May 15, 2015. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
Subsequent to May 31, 2015, the Company exchanged approximately $106 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $106 million in cash and 2.5 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges.
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
Under the amended Credit Facility agreement executed in April 2015 (the “Credit Agreement”), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of May 31, 2015:

	As of May 31, 2015
(Dollars in thousands)	Covenant Level	Level Achieved
Minimum net worth test (1)	$2,380,497	4,061,178
Maximum leverage ratio (2)	65.0%	50.7%
Liquidity test (3)	1.00	2.30
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of May 31, 2015 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement were as follows:

Minimum consolidated tangible net worth
(In thousands)	As of May 31, 2015
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	920,840
Required minimum consolidated tangible net worth per the Credit Agreement	$2,380,497

Consolidated tangible net worth
(In thousands)	As of May 31, 2015
Total equity	$5,475,719
Less: Intangible assets (a)	(51,246)
Tangible net worth as calculated per the Credit Agreement	5,424,473
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries, and, from and after March 1, 2015, equity of Lennar Commercial, Lennar Multifamily and Sunstreet subsidiaries (b)	(1,263,284)
Less: Lennar Homebuilding noncontrolling interests	(100,011)
Consolidated tangible net worth as calculated per the Credit Agreement	$4,061,178

(a)	Intangible assets represent the Lennar Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of May 31, 2015. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Lennar Commercial subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to commercial properties. The consolidated equity of Lennar Multifamily represents Lennar Multifamily’s total assets minus Lennar Multifamily’s total liabilities disclosed in Note 9 of the notes to our condensed consolidated financial statements as of May 31, 2015. The consolidated equity of Sunstreet subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to solar power systems. The consolidated equity of mortgage banking, Rialto, Lennar Commercial, Lennar Multifamily, Sunstreet subsidiaries and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of May 31, 2015.

(2)	The leverage ratio as calculated per the Agreement was as follows:

Leverage ratio
(Dollars in thousands)	As of May 31, 2015
Lennar Homebuilding senior notes and other debts payable	$5,291,136
Less: Debt of Lennar Homebuilding consolidated entities (a)	(10,850)
Funded debt as calculated per the Credit Agreement	5,280,286
Plus: Financial letters of credit (b)	179,596
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	33,538
Consolidated indebtedness as calculated per the Credit Agreement	5,493,420
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(649,204)
Numerator as calculated per the Credit Agreement	$4,844,216
Denominator as calculated per the Credit Agreement	$9,554,598
Leverage ratio (e)	50.7%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2015.

(b)
As of May 31, 2015, our financial letters of credit outstanding include $179.5 million as disclosed in Note 12 of the notes to our condensed consolidated financial statements and $0.1 million of financial letters of credit related to the Lennar Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $22.7 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $10.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2015.

(d)
As of May 31, 2015, unrestricted cash and cash equivalents include $638.3 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, and $20.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement was as follows:

Liquidity test
(Dollars in thousands)	As of May 31, 2015
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$644,854
Consolidated interest incurred as calculated per the Credit Agreement (b)	$280,592
Liquidity (c)	2.30

(a)
Unrestricted cash and cash and cash equivalents at May 31, 2015 for the liquidity test calculation includes $638.3 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, plus $20.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $14.3 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended May 31, 2015 includes Lennar Homebuilding interest incurred of $284.3 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at May 31, 2015 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2015 (1)	$150,000
364-day warehouse repurchase facility that matures December 2015	450,000
364-day warehouse repurchase facility that matures March 2016 (2)	400,000
Totals	$1,000,000

(1)
Maximum aggregate commitment includes a $50 million accordion feature that is available beginning the tenth (10th) calendar day immediately preceding the first day of a fiscal quarter-through 20 days after fiscal quarter-end. Subsequent to May 31, 2015, the warehouse repurchase facility maturity date was extended to July 2015.

(2)
Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end and an additional uncommitted $100 million available through 20 days after this fiscal quarter-end.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $865.4 million and $698.4 million at May 31, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $948.9 million and $732.1 million, at May 31, 2015 and November 30, 2014, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
As of both May 31, 2015 and November 30, 2014, RMF had two warehouse repurchase financing agreements that mature in August and October 2015 with commitments totaling $650 million to finance the loans it makes. In March 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $250 million that matures in March 2016. Rialto uses these warehouse repurchase financing agreements to finance the mortgage loans that RMF originates. Borrowings under these facilities were $169.6 million and $141.3 million as of May 31, 2015 and November 30, 2014, respectively. These warehouse repurchase facilities are non-recourse to us.
As of May 31, 2015 and November 30, 2014, the carrying amount of Rialto's 7.00% Senior Notes was $351.7 million and $351.9 million, respectively.
As of May 31, 2015 and November 30, 2014, the outstanding amount related to Rialto's structured note offering (the “Structured Notes”) was $38.0 million and $58.0 million, respectively.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During both the three and six months ended May 31, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of May 31, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three months ended May 31, 2015, treasury stock increased by an immaterial amount of Class A common stock. During the six months ended May 31, 2015, treasury stock decreased 0.2 million shares of Class A common stock due to activity related to our equity compensation plan. During the three and six months ended May 31, 2014, treasury stock decreased 11.7 million and 12.1 million shares of Class A common stock, respectively, primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Board of Directors during the three months ended May 31, 2014.
On May 6, 2015, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 22, 2015, as declared by our Board of Directors on April 8, 2015. On June 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 22, 2015 to holders of record at the close of business on July 8, 2015.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2015, we had equity investments in 34 homebuilding and land unconsolidated entities (of which 4 had recourse debt, 5 had non-recourse debt and 25 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2014. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2015	2014	2015	2014
Revenues	$180,790	32,111	623,747	175,805
Costs and expenses	154,139	65,098	453,018	210,737
Other income	—	—	2,943	—
Net earnings (loss) of unconsolidated entities (1)	$26,651	(32,987)	173,672	(34,932)
Our share of net earnings	$6,433	444	45,930	3,611
Lennar Homebuilding equity in earnings from unconsolidated entities (2)	$6,494	394	35,393	5,384
Our cumulative share of net earnings - deferred at May 31, 2015 and 2014, respectively			$23,173	11,520
Our investments in unconsolidated entities			$688,467	690,035
Equity of the unconsolidated entities			$2,371,233	2,330,314
Our investment % in the unconsolidated entities			29%	30%

(1)
For the six months ended May 31, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to us by El Toro, for $126.4 million, resulting in $44.6 million of gross profit of which our portion was deferred.

(2)
For the three months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $11.6 million of equity in earnings primarily related to the sale of a commercial property and homesites to third parties by El Toro. For the six months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $43.0 million of equity in earnings primarily related to the sale of approximately 660 homesites and a commercial property to third parties by El Toro. For the six months ended May 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one of our unconsolidated entities.

Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$300,136	243,597
Inventories	2,725,167	2,889,267
Other assets	134,036	155,470
	$3,159,339	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$283,414	271,638
Debt	504,692	737,755
Equity	2,371,233	2,278,941
	$3,159,339	3,288,334
As of May 31, 2015 and November 30, 2014, our recorded investments in Lennar Homebuilding unconsolidated entities were $688.5 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2015 and November 30, 2014 was $755.2 million and $722.6 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2015	November 30, 2014
Debt	$504,692	737,755
Equity	2,371,233	2,278,941
Total capital	$2,875,925	3,016,696
Debt to total capital of our unconsolidated entities	17.5%	24.5%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2015	November 30, 2014
Land development	$571,837	535,960
Homebuilding	116,630	120,877
Total investments	$688,467	656,837
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

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,685	56,573
Non-recourse land seller debt or other debt	4,001	4,022
Non-recourse debt with completion guarantees (1)	183,287	442,854
Non-recourse debt without completion guarantees	239,031	209,825
Non-recourse debt to Lennar	482,004	713,274
Lennar’s maximum recourse exposure	22,688	24,481
Total debt	$504,692	737,755
Lennar’s maximum recourse exposure as a % of total JV debt	4%	3%

(1)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of land sales.
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

(In thousands)	May 31, 2015	November 30, 2014
Assets	$1,473,620	1,669,285
Liabilities	$294,711	557,261
Equity	$1,178,909	1,112,024
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both May 31, 2015 and November 30, 2014, we did not have any maintenance or joint and several guarantees related to our Lennar Homebuilding unconsolidated entities.
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
As of both May 31, 2015 and November 30, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of May 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 12 of the notes to our condensed consolidated financial statements).
In view of recent credit market conditions, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both May 31, 2015 and November 30, 2014, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2015 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2015	2016	2017	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$22,688	1,157	—	10,276	11,255	—
Debt without recourse to Lennar	482,004	8,307	84,454	77,786	307,456	4,001
Total	$504,692	9,464	84,454	88,062	318,711	4,001

(1)	Represents land seller debt and other debt.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2015:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$210,943	1,329,016	11,256	104,706	115,962	1,082,770	10%
Runkle Canyon	61,303	124,112	—	—	—	122,606	—
Newhall Land Development	60,233	458,347	—	299	299	350,689	—
Central Park West Holdings	60,092	57,488	—	—	—	52,248	—
The Shipyard Communities (Hunters Point)	45,046	428,742	—	267,581	267,581	145,048	65%
Ballpark Village	42,701	136,924	—	47,000	47,000	85,864	35%
Treasure Island Community Development	33,726	72,771	—	—	—	67,483	—
MS Rialto Residential Holdings	25,280	93,129	—	—	—	89,189	—
Krome Groves Land Trust	21,447	90,560	9,276	19,761	29,037	59,171	33%
Willow Springs Properties	18,971	34,119	—	—	—	32,208	—
10 largest JV investments	579,742	2,825,208	20,532	439,347	459,879	2,087,276	18%
Other JVs	108,725	334,131	2,156	38,656	40,812	283,957	13%
Total	$688,467	3,159,339	22,688	478,003	500,691	2,371,233	17%
Land seller debt and other debt			—	4,001	4,001
Total JV debt			$22,688	482,004	504,692

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of May 31, 2015:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	89%	90%	92%	88%
Other JVs	11%	10%	8%	12%
Total	100%	100%	100%	100%
Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2015	May 31, 2015	November 30, 2014
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$67,425	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,000,000	100,000	76,628	86,462	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	213,536	33,799	24,058	23,531	20,226
Other investments						17,717	15,991
						$195,135	175,700
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$3,044	7,174	3,790	12,233
Rialto Real Estate Fund II, LP	2,286	2,402	3,179	2,440
Rialto Mezzanine Partners Fund, LP	451	493	926	782
Other investments	1,547	7,870	2,097	7,838
Rialto equity in earnings from unconsolidated entities	$7,328	17,939	9,992	23,293
As manager of real estate funds, we are entitled to receive additional revenue through a carried interest if they meet certain performance thresholds. During the three and six months ended May 31, 2015, Rialto received $2.5 million and $6.0 million, respectively, as an advance distribution related to its carried interest in order to cover income tax obligations resulting from allocations of taxable income to Rialto’s carried interest in Fund I. If Fund I had ceased operations and liquidated all its investments for their estimated fair values on May 31, 2015, we would have received $107.7 million with regard to our carried interest, which is net of $40.7 million already received as advance distributions since inception of Fund I. These amounts of advance distributions are not subject to clawbacks but would serve to reduce future carried interest payments earned from Fund I. However, Fund I did not cease operations and liquidate its investments on May 31, 2015, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $148.4 million, including the $40.7 million received, discussed above. During the three and six months ended May 31, 2015, Rialto received $2.3 million and $5.3 million, respectively, as an advance distribution related to its carried interest in order to cover income tax obligations resulting from allocations of taxable income to Rialto’s carried interest in Fund II. This amount of advance distribution is not subject to clawbacks but would serve to reduce future carried interest payments earned from Fund II.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$96,193	141,609
Loans receivable	485,839	512,034
Real estate owned	426,201	378,702
Investment securities	929,711	795,306
Investments in partnerships	365,732	311,037
Other assets	38,047	45,451
	$2,341,723	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$19,823	20,573
Notes payable	326,878	395,654
Equity	1,995,022	1,767,912
	$2,341,723	2,184,139
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$39,320	33,177	81,058	64,604
Costs and expenses	25,082	23,304	48,087	49,413
Other income, net (1)	55,477	104,868	61,351	153,038
Net earnings of unconsolidated entities	$69,715	114,741	94,322	168,229
Rialto equity in earnings from unconsolidated entities	$7,328	17,939	9,992	23,293
Rialto's investments in unconsolidated entities			$195,135	157,693
Equity of the unconsolidated entities			$1,995,022	1,481,349
Rialto's investment % in the unconsolidated entities			10%	11%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At May 31, 2015 and November 30, 2014, we had equity investments in 28 and 26 unconsolidated entities, respectively (all of which had non-recourse debt or no debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint ventures except for cost over-runs relating to the construction of the project. In all cases, we have been required to provide guarantees of completion and cost over-runs to the lenders and partners. These completion guarantees may require us to complete the improvements for which the financing was obtained. Therefore, our risk is limited to our equity contribution, draws on letters of credit and potential future payments under the guarantees of completion and cost over-runs. In certain instances, payments made under the cost over-run guarantees are considered capital contributions.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. All of the joint ventures were in compliance with their debt covenants at May 31, 2015.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$12,550	25,319
Operating properties and equipment	961,179	637,259
Other assets	18,119	14,742
	$991,848	677,320
Liabilities and equity:
Accounts payable and other liabilities	$129,979	87,151
Notes payable	333,461	163,376
Equity	528,408	426,793
	$991,848	677,320
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2015	2014	2015	2014
Revenues	$3,075	960	5,169	2,411
Costs and expenses	5,081	1,581	8,075	3,175
Net loss of unconsolidated entities	$(2,006)	(621)	(2,906)	(764)
Lennar Multifamily equity in loss from unconsolidated entities	$(422)	(182)	$(600)	(257)
Lennar Multifamily's investments in unconsolidated entities			$129,818	77,534
Equity of the unconsolidated entities			$528,408	300,168
Lennar Multifamily's investment % in the unconsolidated entities (1)			25%	26%

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at May 31, 2015 and 2014:

	Controlled Homesites
May 31, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	13,417	57	13,474	45,104	58,578
Central	4,951	1,135	6,086	21,039	27,125
West	1,803	4,829	6,632	39,254	45,886
Southeast Florida	4,413	446	4,859	8,694	13,553
Houston	2,166	—	2,166	12,161	14,327
Other	1,611	—	1,611	6,845	8,456
Total homesites	28,361	6,467	34,828	133,097	167,925

	Controlled Homesites
May 31, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	7,940	265	8,205	47,695	55,900
Central	4,919	1,135	6,054	20,617	26,671
West	1,712	5,359	7,071	39,366	46,437
Southeast Florida	2,963	446	3,409	8,362	11,771
Houston	1,221	36	1,257	12,757	14,014
Other	1,751	—	1,751	7,203	8,954
Total homesites	20,506	7,241	27,747	136,000	163,747
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
During the six months ended May 31, 2015, consolidated inventory not owned decreased by $1.2 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $68.5 million and $85.6 million at May 31, 2015 and November 30, 2014, respectively. Additionally, we had posted $35.9 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2015 and November 30, 2014, respectively.

Contractual Obligations and Commercial Commitments
During the six months ended May 31, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes and $500 million of our 4.750% Senior Notes.
The following summarizes our contractual debt obligations as of May 31, 2015:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2015	December 1, 2015 through November 30, 2016	December 1, 2016 through November 30, 2018	December 1, 2018 through November 30, 2020	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,291,136	45,533	347,022	1,156,973	1,777,738	1,963,870
Lennar Financial Services - Notes and other debts payable	865,416	865,416	—	—	—	—
Rialto - Notes and other debts payable (2)	629,703	171,324	74,016	32,640	351,723	—
Interest commitments under interest bearing debt (3)	1,190,354	139,687	258,931	399,125	207,799	184,812
Operating leases	150,317	19,295	34,302	54,304	28,009	14,407
Other contractual obligations (4)	71,848	71,848	—	—	—	—
Total contractual obligations (5)	$8,198,774	1,313,103	714,271	1,643,042	2,365,269	2,163,089

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table.

(2)
Amount includes notes payable and other debts payable of $351.7 million related to Rialto's 7.00% Senior Notes, $60.6 million related to Rialto's 5-year senior unsecured note, $169.6 million related to the RMF warehouse repurchase financing agreements and $38.0 million related to Rialto's Structured Notes with an estimated final payment date of December 15, 2015.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of May 31, 2015.

(4)
Amount includes $23.4 million of commitments to fund Rialto's Fund II, $9.7 million of commitments to fund Rialto's Mezzanine Fund, $30.4 million of commitments to fund loans to RMF and $8.3 million of remaining commitments to fund a Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $39.6 million as of May 31, 2015, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2015, we had access to 34,828 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2015, we had $68.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $35.9 million of letters of credit in lieu of cash deposits under certain option contracts.
At May 31, 2015, we had letters of credit outstanding in the amount of $426.0 million (which included the $35.9 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $964.6 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2015, there were approximately $422.8 million, or 44%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.5 billion at May 31, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $687.8 million as of May 31, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2015, we had open commitments amounting to $1.0 billion to sell MBS with varying settlement dates through August 2015 and open future contracts in the amount of $648.0 million with settlement dates through March 2022.

(3) New Accounting Pronouncements
See Note 18 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2014. Even though our critical accounting policies have not changed in any significant way during the six months ended May 31, 2015, the following provides additional disclosures about Rialto's management fee revenue accounting policy.
Rialto - Management Fees Revenue
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
During the six months ended May 31, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% senior notes due 2019 and $500 million of our 4.750% senior notes due 2025.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2015

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2015	2016	2017	2018	2019	2020	Thereafter	Total	2015
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$26.3	283.8	404.1	653.0	1,378.9	2.8	1,963.9	4,712.8	5,783.6
Average interest rate	1.5%	6.0%	12.1%	5.6%	4.4%	3.5%	4.0%	5.1%	—
Variable rate	$19.2	63.2	45.9	54.0	396.0	—	—	578.3	614.7
Average interest rate	3.5%	2.9%	2.8%	2.7%	2.4%	—	—	2.6%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.7	43.7	1.2	1.2	351.7	—	—	399.5	432.2
Average interest rate	4.1%	4.3%	5.9%	5.9%	7.0%	—	—	6.7%	—
Variable rate	$169.6	30.3	30.3	—	—	—	—	230.2	230.0
Average interest rate	2.5%	4.5%	4.5%	—	—	—	—	2.5%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$865.4	—	—	—	—	—	—	865.4	865.4
Average interest rate	2.3%	—	—	—	—	—	—	2.3%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We have been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether we are required by a contract we entered into in 2005 to purchase a property in Maryland. After entering into the contract, we later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering us to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. We believe the decision is contrary to applicable law and will appeal the decision. The amount of interest we would be required to pay has been the subject of further proceedings before the court.
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $96 million as of May 31, 2015. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, we would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that we will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimates the appeal of the case will be concluded.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2015:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2015	—	$—	—	6,218,968
April 1 to April 30, 2015	—	$—	—	6,218,968
May 1 to May 31, 2015	2,569	$46.66	—	6,218,968

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
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, filed on July 2, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 2, 2015	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 2, 2015	/s/ David M. Collins
David M. Collins
Controller