Form 10-Q
period 2015-08-31
LENNAR CORP /NEW/
filed 2015-10-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of September 30, 2015:
Class A 179,042,166
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2015 (1)	2014 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$595,719	885,729
Restricted cash	12,285	9,849
Receivables, net	74,604	93,444
Inventories:
Finished homes and construction in progress	4,006,800	3,082,345
Land and land under development	4,887,244	4,601,802
Consolidated inventory not owned	52,019	52,453
Total inventories	8,946,063	7,736,600
Investments in unconsolidated entities	640,908	656,837
Other assets	608,186	672,589
	10,877,765	10,055,048
Rialto	1,501,440	1,458,152
Lennar Financial Services	1,391,835	1,177,053
Lennar Multifamily	398,335	268,014
Total assets	$14,169,375	12,958,267

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

As of August 31, 2015, total assets include $670.3 million related to consolidated VIEs of which $14.5 million is included in Lennar Homebuilding cash and cash equivalents, $0.8 million in Lennar Homebuilding receivables, net, $1.4 million in Lennar Homebuilding finished homes and construction in progress, $164.0 million in Lennar Homebuilding land and land under development, $52.0 million in Lennar Homebuilding consolidated inventory not owned, $35.5 million in Lennar Homebuilding investments in unconsolidated entities, $22.1 million in Lennar Homebuilding other assets, $369.9 million in Rialto assets and $10.1 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2015 (2)	2014 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$437,699	412,558
Liabilities related to consolidated inventory not owned	44,449	45,028
Senior notes and other debts payable	5,261,862	4,690,213
Other liabilities	799,529	863,236
	6,543,539	6,011,035
Rialto	861,799	747,044
Lennar Financial Services	1,031,237	896,643
Lennar Multifamily	58,103	52,243
Total liabilities	8,494,678	7,706,965
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2015 and November 30, 2014 - 300,000,000 shares; Issued: August 31, 2015 - 179,594,687 shares and November 30, 2014 - 174,241,570 shares	17,960	17,424
Class B common stock of $0.10 par value; Authorized: August 31, 2015 and November 30, 2014 - 90,000,000 shares; Issued: August 31, 2015 - 32,982,815 shares and November 30, 2014 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,290,084	2,239,574
Retained earnings	3,156,560	2,660,034
Treasury stock, at cost; August 31, 2015 - 808,221 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2014 - 505,420 shares of Class A common stock and 1,679,620 shares of Class B common stock	(107,699)	(93,440)
Accumulated other comprehensive income (loss)	(187)	130
Total stockholders’ equity	5,360,016	4,827,020
Noncontrolling interests	314,681	424,282
Total equity	5,674,697	5,251,302
Total liabilities and equity	$14,169,375	12,958,267

(2)
As of August 31, 2015, total liabilities include $82.9 million related to consolidated VIEs as to which there was no recourse against the Company, of which $5.3 million is included in Lennar Homebuilding accounts payable, $44.4 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $15.8 million in Lennar Homebuilding other liabilities, $13.3 million in Rialto liabilities and $4.0 million in Lennar Multifamily liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Revenues:
Lennar Homebuilding	$2,232,318	1,830,771	5,789,788	4,696,941
Lennar Financial Services	168,748	128,379	463,460	316,347
Rialto	51,554	40,848	160,682	142,196
Lennar Multifamily	39,078	14,036	114,511	40,390
Total revenues	2,491,698	2,014,034	6,528,441	5,195,874
Costs and expenses:
Lennar Homebuilding	1,913,283	1,558,319	5,003,940	4,015,317
Lennar Financial Services	129,311	101,235	369,443	266,445
Rialto	53,323	47,644	161,610	174,824
Lennar Multifamily	47,072	20,482	136,293	59,958
Corporate general and administrative	56,494	43,072	150,355	119,501
Total costs and expenses	2,199,483	1,770,752	5,821,641	4,636,045
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	13,300	(2,080)	48,693	3,304
Lennar Homebuilding other income (expense), net	4,189	(63)	10,305	5,088
Other interest expense	(2,812)	(8,381)	(10,701)	(31,359)
Rialto equity in earnings from unconsolidated entities	7,590	19,973	17,582	43,266
Rialto other income (expense), net	1,172	(5,342)	28	(2,976)
Lennar Multifamily equity in earnings from unconsolidated entities	5,004	14,946	4,404	14,689
Earnings before income taxes	320,658	262,335	777,111	591,841
Provision for income taxes	(95,621)	(88,895)	(250,573)	(215,819)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	225,037	173,440	526,538	376,022
Less: Net earnings (loss) attributable to noncontrolling interests	1,725	(4,317)	5,247	(17,571)
Net earnings attributable to Lennar	$223,312	177,757	521,291	393,593
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	(400)	64	(317)	64
Other comprehensive income attributable to Lennar	$222,912	177,821	520,974	393,657
Other comprehensive income (loss) attributable to noncontrolling interests	$1,725	(4,317)	5,247	(17,571)
Basic earnings per share	$1.07	0.87	2.53	1.92
Diluted earnings per share	$0.96	0.78	2.25	1.73
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$526,538	376,022
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	30,450	27,161
Amortization of discount/premium and accretion on debt, net	15,107	16,140
Lennar Homebuilding equity in earnings from unconsolidated entities	(48,693)	(3,304)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	26,332	4,456
Rialto equity in earnings from unconsolidated entities	(17,582)	(43,266)
Distributions of earnings from Rialto unconsolidated entities	11,588	354
Lennar Multifamily equity in earnings from unconsolidated entities	(4,404)	(14,689)
Distributions of earnings from Lennar Multifamily unconsolidated entities	5,423	14,469
Share-based compensation expense	32,199	28,590
Excess tax benefits from share-based awards	(113)	(3,007)
Deferred income tax (benefit) expense	(3,890)	76,351
Loss on retirement of convertible senior notes	3,289	—
Gain on retirement of Rialto notes payable	(83)	(4,135)
Gain on sale of operating properties and equipment	(5,945)	—
Unrealized and realized gains on Rialto real estate owned	(14,879)	(20,568)
Impairments of Rialto loans receivable and real estate owned	16,225	55,275
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	17,664	8,049
Changes in assets and liabilities:
Decrease (increase) in restricted cash	21,405	(5,078)
Decrease in receivables	44,145	58,522
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,284,106)	(1,334,703)
Increase in other assets	(40,747)	(38,649)
Increase in Rialto loans held-for-sale	(408,039)	(120,754)
Increase in Lennar Financial Services loans held-for-sale	(59,886)	(127,685)
Increase in accounts payable and other liabilities	49,588	151,948
Net cash used in operating activities	(1,088,414)	(898,501)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	717	19,012
Net additions of operating properties and equipment	(60,924)	(12,415)
Proceeds from the sale of operating properties and equipment	73,732	—
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(50,592)	(74,292)
Distributions of capital from Lennar Homebuilding unconsolidated entities	35,262	83,690
Investments in and contributions to Rialto unconsolidated entities	(42,335)	(28,175)
Distributions of capital from Rialto unconsolidated entities	12,123	41,235
Investments in and contributions to Lennar Multifamily unconsolidated entities	(23,812)	(25,072)
Distributions of capital from Lennar Multifamily unconsolidated entities	32,792	51,565
Receipts of principal payments on Rialto loans receivable	14,225	20,827
Proceeds from sales of Rialto real estate owned	88,565	168,946
Purchase of investment carried at cost	(18,000)	—
Proceeds from sale of commercial mortgage-backed securities bond	—	9,171
Purchases of commercial mortgage-backed securities bond	—	(8,705)
Improvements to Rialto real estate owned	(6,055)	(9,924)
Purchases of Lennar Homebuilding investments available-for-sale	(28,093)	(21,274)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	46,234
Acquisition, net of cash acquired	—	(5,489)
Originations of Rialto loans receivable	(22,545)	(7,000)
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(4,421)	1,242
Purchases of Lennar Financial Services investment securities	(33,702)	(19,025)
Proceeds from maturities of Lennar Financial Services investment securities	17,382	11,904
Net cash provided by (used in) investing activities	$(15,681)	242,455

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2015	2014
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$575,000	70,000
Net borrowings under Lennar Financial Services warehouse facilities	113,761	141,954
Net borrowings (repayments) under Rialto warehouse repurchase facilities	180,254	(4,596)
Proceeds from Lennar Homebuilding senior notes	750,625	500,500
Proceeds from Rialto senior notes	—	104,525
Debt issuance costs	(7,210)	(7,725)
Redemption of senior notes	(500,000)	—
Conversions and exchanges on convertible senior notes	(168,854)	—
Proceeds from Rialto structured notes	—	73,830
Principal payments on Rialto notes payable including structured notes	(28,247)	(26,512)
Proceeds from other borrowings	87,905	33,103
Principal payments on other borrowings	(232,925)	(241,339)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)
Receipts related to noncontrolling interests	1,475	11,963
Payments related to noncontrolling interests	(105,830)	(115,001)
Excess tax benefits from share-based awards	113	3,007
Common stock:
Issuances	9,406	13,603
Repurchases	(23,133)	(12,153)
Dividends	(24,765)	(24,565)
Net cash provided by financing activities	627,575	519,054
Net decrease in cash and cash equivalents	(476,520)	(136,992)
Cash and cash equivalents at beginning of period	1,281,814	970,505
Cash and cash equivalents at end of period	$805,294	833,513
Summary of cash and cash equivalents:
Lennar Homebuilding	$595,719	542,241
Rialto	106,731	211,030
Lennar Financial Services	99,305	78,361
Lennar Multifamily	3,539	1,881
	$805,294	833,513
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Inventory acquired in satisfaction of other assets including investments available-for-sale	$28,093	4,774
Inventory acquired in partner buyout	$64,440	—
Non-cash sale of operating properties and equipment	$(59,397)	—
Purchases of inventories and other assets financed by sellers	$46,521	109,560
Non-cash contributions to Lennar Multifamily unconsolidated entities	$126,411	72,552
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$14,683	51,545
Non-cash acquisition of Servicer Provider	$—	8,317
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$—	5,927
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	155,021
Operating properties and equipment and other assets	$(17,421)	(7,218)
Investments in unconsolidated entities	$2,948	(30,647)
Other liabilities	$1,220	—
Noncontrolling interests	$13,253	(117,156)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Reclassifications/Revisions
Certain prior year amounts in the supplemental financial information included in Note 18 were revised to conform with the Company’s current guarantor and non-guarantor structure. These revisions did not affect the Company’s condensed consolidated financial statements as they relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the condensed consolidating supplemental financial statements. As such, the supplemental financial information included in Note 18 has been retrospectively adjusted for the three and nine months ended August 31, 2014 and as of November 30, 2014.

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
Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Homebuilding East	$2,511,295	2,323,978
Homebuilding Central	1,408,755	1,233,991
Homebuilding West	4,001,381	3,454,611
Homebuilding Southeast Florida	754,072	722,706
Homebuilding Houston	504,082	398,538
Homebuilding Other	851,070	880,912
Rialto	1,501,440	1,458,152
Lennar Financial Services	1,391,835	1,177,053
Lennar Multifamily	398,335	268,014
Corporate and unallocated	847,110	1,040,312
Total assets	$14,169,375	12,958,267

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues:
Homebuilding East	$737,251	570,698	1,858,982	1,497,954
Homebuilding Central	322,242	266,284	835,259	663,986
Homebuilding West	639,593	448,068	1,649,727	1,186,437
Homebuilding Southeast Florida	175,933	167,077	503,120	398,733
Homebuilding Houston	204,948	189,657	525,852	498,943
Homebuilding Other	152,351	188,987	416,848	450,888
Lennar Financial Services	168,748	128,379	463,460	316,347
Rialto	51,554	40,848	160,682	142,196
Lennar Multifamily	39,078	14,036	114,511	40,390
Total revenues (1)	$2,491,698	2,014,034	6,528,441	5,195,874
Operating earnings (loss):
Homebuilding East	$109,845	83,403	262,675	219,307
Homebuilding Central	32,152	21,531	77,919	56,265
Homebuilding West (2)	114,499	67,887	299,324	186,323
Homebuilding Southeast Florida	37,210	40,579	102,479	87,885
Homebuilding Houston	26,665	27,740	66,418	74,096
Homebuilding Other	13,341	20,788	25,330	34,781
Lennar Financial Services	39,437	27,144	94,017	49,902
Rialto	6,993	7,835	16,682	7,662
Lennar Multifamily	(2,990)	8,500	(17,378)	(4,879)
Total operating earnings	377,152	305,407	927,466	711,342
Corporate general and administrative expenses	56,494	43,072	150,355	119,501
Earnings before income taxes	$320,658	262,335	777,111	591,841

(1)
Total revenues were net of sales incentives of $130.6 million ($20,700 per home delivered) and $353.1 million ($21,300 per home delivered) for the three and nine months ended August 31, 2015, respectively, compared to $111.0 million ($20,400 per home delivered) and $288.4 million ($20,600 per home delivered) for the three and nine months ended August 31, 2014, respectively.

(2)
For the three and nine months ended August 31, 2015, operating earnings included $21.5 million and $64.5 million, respectively, of equity in earnings related to transactions by Heritage Fields El Toro, one of the Company's unconsolidated entities ("El Toro"). For the nine months ended August 31, 2015, operating earnings also included a $6.5 million gain on the sale of an operating property.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$141,599	39,021	765,346	214,826
Costs and expenses	127,678	35,401	580,696	246,138
Other income	46,400	—	49,343	—
Net earnings (loss) of unconsolidated entities (1)	$60,321	3,620	233,993	(31,312)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	$13,300	(2,080)	48,693	3,304

(1)
For the nine months ended August 31, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to Lennar by El Toro for $139.6 million, that resulted in $49.3 million of gross profit of which the Company's portion was deferred.

(2)
For the three months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $21.5 million of equity in earnings from El Toro due to a gain on debt extinguishment and the sale of homesites to a third party. For the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $64.5 million of equity in earnings from El Toro due to the sale of approximately 700 homesites and a commercial property to third parties and a gain on debt extinguishment. For the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one unconsolidated entity.

Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$272,101	243,597
Inventories	2,704,359	2,889,267
Other assets	146,621	155,470
	$3,123,081	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$281,388	271,638
Debt	436,973	737,755
Equity	2,404,720	2,278,941
	$3,123,081	3,288,334
As of August 31, 2015 and November 30, 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $640.9 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2015 and November 30, 2014 was $734.1 million and $722.6 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value. During the three months ended August 31, 2015, the Company bought out the partner of one of its unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-term note. As a result, the Company's $70.1 million investment in the unconsolidated entity was reclassified primarily to inventory.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,136	56,573
Non-recourse land seller debt or other debt	3,999	4,022
Non-recourse debt with completion guarantees (1)	98,192	442,854
Non-recourse debt without completion guarantees	257,246	209,825
Non-recourse debt to the Company	414,573	713,274
The Company’s maximum recourse exposure	22,400	24,481
Total debt	$436,973	737,755
The Company’s maximum recourse exposure as a % of total JV debt	5%	3%

(1)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of land sales and debt extinguishment.
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both August 31, 2015 and November 30, 2014, the Company did not have any maintenance or joint and several guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both August 31, 2015 and November 30, 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2015, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2015 and 2014:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Comprehensive Other Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,574	(93,440)	130	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	526,538	—	—	—	—	—	521,291	5,247
Employee stock and directors plans	(12,727)	121	—	1,411	(14,259)	—	—	—
Conversions and exchanges of 2.75% convertible senior notes due 2020	—	415	—	(415)	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions and exchanges of 2.75% convertible senior notes due 2020	17,419	—	—	17,419	—	—	—	—
Amortization of restricted stock	32,095	—	—	32,095	—	—	—	—
Cash dividends	(24,765)	—	—	—	—	—	(24,765)	—
Receipts related to noncontrolling interests	1,475	—	—	—	—	—	—	1,475
Payments related to noncontrolling interests	(105,830)	—	—	—	—	—	—	(105,830)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	—	(13,253)
Non-cash activity related to noncontrolling interests	2,760	—	—	—	—	—	—	2,760
Other comprehensive loss, net of tax	(317)	—	—	—	—	(317)	—	—
Balance at August 31, 2015	$5,674,697	17,960	3,298	2,290,084	(107,699)	(187)	3,156,560	314,681

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2013	$4,627,470	18,483	3,298	2,721,246	(628,019)	—	2,053,893	458,569
Net earnings (including net loss attributable to noncontrolling interests)	376,022	—	—	—	—	—	393,593	(17,571)
Employee stock and directors plans	2,112	114	—	1,336	662	—	—	—
Retirement of treasury stock	—	(1,173)	—	(541,019)	542,192	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of 2.00% convertible senior notes due 2020 in fiscal 2013	12,892	—	—	12,892	—	—	—	—
Amortization of restricted stock	28,482	—	—	28,482	—	—	—	—
Cash dividends	(24,565)	—	—	—	—	—	(24,565)	—
Receipts related to noncontrolling interests	11,963	—	—	—	—	—	—	11,963
Payments related to noncontrolling interests	(115,001)	—	—	—	—	—	—	(115,001)
Non-cash consolidations, net	118,272	—	—	—	—	—	—	118,272
Non-cash activity related to noncontrolling interests	430	—	—	—	—	—	—	430
Other comprehensive income, net of tax	64	—	—	—	—	64	—	—
Balance at August 31, 2014	$5,038,141	17,424	3,298	2,222,937	(85,165)	64	2,422,921	456,662
The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During both the three and nine months ended August 31, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of August 31, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three and nine months ended August 31, 2015, treasury stock increased by 0.5 million and 0.3 million shares of Class A common stock, respectively, due to activity related to the Company's equity compensation plan. During the three months ended August 31, 2014, treasury stock increased by 0.3 million shares of Class A common stock due to the activity related to the Company's equity compensation plan. During the nine months ended August 31, 2014, treasury stock decreased by 11.8 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors.

(5)	Income Taxes
The provision for income taxes related to pre-tax earnings and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$(95,621)	(88,895)	(250,573)	(215,819)
Effective tax rate (1)	29.98%	33.34%	32.46%	35.41%

(1)
For both the three and nine months ended August 31, 2015, the effective tax rate included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

As of August 31, 2015 and November 30, 2014, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $335.2 million and $313.8 million, respectively.
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
As of both August 31, 2015 and November 30, 2014, the net deferred tax assets included a valuation allowance of $8.0 million, primarily related to state net operating loss (“NOL”) carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
At August 31, 2015 and November 30, 2014, the Company had federal tax effected NOL carryforwards totaling $1.9 million and $2.0 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At August 31, 2015 and November 30, 2014, the Company had state tax effected NOL carryforwards totaling $88.4 million and $113.8 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2015 and 2034.
At both August 31, 2015 and November 30, 2014, the Company had $7.3 million of gross unrecognized tax benefits. At August 31, 2015, the Company had $32.8 million accrued for interest and penalties, of which $1.4 million was recorded during the nine months ended August 31, 2015. During the nine months ended August 31, 2015, the accrual for interest and penalties was reduced by $0.1 million, primarily as a result of interest payments. At November 30, 2014, the Company had $31.5 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net earnings attributable to Lennar	$223,312	177,757	521,291	393,593
Less: distributed earnings allocated to nonvested shares	91	109	271	305
Less: undistributed earnings allocated to nonvested shares	2,313	2,124	5,431	4,486
Numerator for basic earnings per share	220,908	175,524	515,589	388,802
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	1,044	—	2,842	—
Plus: interest on 3.25% convertible senior notes due 2021	1,982	1,982	5,946	5,946
Plus: undistributed earnings allocated to convertible shares	2,313	2,124	5,430	4,486
Less: undistributed earnings reallocated to convertible shares	2,093	1,908	4,870	4,047
Numerator for diluted earnings per share	$222,066	177,722	519,253	395,187
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	206,439	202,354	204,120	202,103
Effect of dilutive securities:
Share-based payments	7	5	9	8
Convertible senior notes	24,102	25,869	26,506	25,846
Denominator for diluted earnings per share - weighted average common shares outstanding	230,548	228,228	230,635	227,957
Basic earnings per share	$1.07	0.87	2.53	1.92
Diluted earnings per share	$0.96	0.78	2.25	1.73

(1)
During the three months ended August 31, 2015, Rialto adopted a Carried Interest Incentive Plan (“Plan”) which provides participants in the Plan specified percentages of distributions made to a Rialto subsidiary from funds or other investment vehicles managed by the Rialto subsidiary. Some Rialto employees may receive up to 40% of the distributions received by the Rialto subsidiary. The amounts presented above represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For both the three and nine months ended August 31, 2015 and 2014, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$99,305	90,010
Restricted cash	11,427	8,609
Receivables, net (1)	268,639	150,858
Loans held-for-sale (2)	798,103	738,396
Loans held-for-investment, net	30,495	26,894
Investments held-to-maturity	34,393	45,038
Investments available-for-sale (3)	42,701	16,799
Goodwill	38,854	38,854
Other (4)	67,918	61,595
	$1,391,835	1,177,053
Liabilities:
Notes and other debts payable	$817,904	704,143
Other (5)	213,333	192,500
	$1,031,237	896,643

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2015 and November 30, 2014, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). As of August 31, 2015, investments available-for-sale were in a cumulative unrealized loss, net of tax, of $0.2 million. During the three and nine months ended August 31, 2015, the Company recorded other comprehensive losses, net of tax, of $0.4 million and $0.3 million, respectively.

(4)
As of August 31, 2015 and November 30, 2014, other assets included mortgage loan commitments carried at fair value of $18.5 million and $12.7 million, respectively, and mortgage servicing rights carried at fair value of $16.4 million and $17.4 million, respectively.

(5)
Other liabilities included $66.5 million and $69.3 million as of August 31, 2015 and November 30, 2014, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $3.3 million and $7.6 million as of August 31, 2015 and November 30, 2014, respectively.

At August 31, 2015, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2016 (1)	$300,000
364-day warehouse repurchase facility that matures August 2016 (2)	600,000
364-day warehouse repurchase facility that matures August 2016	300,000
$1,200,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end.

(2)	In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million in the first quarter of fiscal 2016.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $817.9 million and $698.4 million at August 31, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $853.3 million and $732.1 million at August 31, 2015 and November 30, 2014, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Loan origination liabilities, beginning of period	$13,660	9,774	11,818	9,311
Provision for losses (1)	1,147	918	3,174	1,660
Payments/settlements	—	(83)	(185)	(362)
Loan origination liabilities, end of period	$14,807	10,609	14,807	10,609

(1)	Provision for losses included adjustments to pre-existing provisions for losses from changes in estimates for the three and nine months ended August 31, 2015.

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$106,731	303,889
Restricted cash (1)	19,599	46,975
Receivables, net (2)	—	153,773
Loans held-for-sale (3)	510,133	113,596
Loans receivable, net	123,544	137,124
Real estate owned - held-for-sale	185,738	190,535
Real estate owned - held-and-used, net	195,866	255,795
Investments in unconsolidated entities	211,906	175,700
Investments held-to-maturity	18,328	17,290
Other (4)	129,595	63,475
	$1,501,440	1,458,152
Liabilities:
Notes and other debts payable (5)	$774,244	623,246
Other (6)	87,555	123,798
	$861,799	747,044

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

(4)
Other assets included credit default swaps carried at fair value of $10.0 million and $1.7 million as of August 31, 2015 and November 30, 2014, respectively, and interest rate swaps and swap futures carried at fair value of $0.3 million as of August 31, 2015.

(5)
Notes and other debts payable included $351.6 million and $351.9 million related to the 7.00% Senior Notes due 2018 (“7.00% Senior Notes”) as of August 31, 2015 and November 30, 2014, respectively, $321.5 million and $141.3 million related to the RMF warehouse repurchase financing agreements as of August 31, 2015 and November 30, 2014, respectively, and $31.4 million and $58.0 million related to the notes issued through a structured note offering as of August 31, 2015 and November 30, 2014, respectively.

(6)
Other liabilities included interest rate swaps and swap futures carried at fair value of $5.7 million and $1.4 million as of August 31, 2015 and November 30, 2014, respectively, and credit default swaps carried at fair value of $2.7 million and $0.8 million as of August 31, 2015 and November 30, 2014, respectively.

Rialto’s operating earnings were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$51,554	40,848	160,682	142,196
Costs and expenses (1)	53,323	47,644	161,610	174,824
Rialto equity in earnings from unconsolidated entities	7,590	19,973	17,582	43,266
Rialto other income (expense), net	1,172	(5,342)	28	(2,976)
Operating earnings (2)	$6,993	7,835	16,682	7,662

(1)
Costs and expenses included loan impairments of $4.5 million and $7.3 million for the three and nine months ended August 31, 2015, respectively, and $4.2 million and $44.7 million for the three and nine months ended August 31, 2014, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and nine months ended August 31, 2015 included net loss attributable to noncontrolling interests of $2.0 million and $4.5 million, respectively. Operating earnings for the three and nine months ended August 31, 2014 included net loss attributable to noncontrolling interests of $4.5 million and $20.7 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Realized gains on REO sales, net	$6,178	4,106	13,852	27,849
Unrealized losses on transfer of loans receivable to REO and impairments, net	(3,124)	(7,165)	(7,892)	(17,816)
REO and other expenses	(14,714)	(13,027)	(43,123)	(43,977)
Rental and other income	12,832	10,744	37,191	30,968
Rialto other income (expense), net	$1,172	(5,342)	28	(2,976)
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC (“FDIC Portfolios”), which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the nine months ended August 31, 2015 and 2014, the LLCs distributed $121.5 million and $146.7 million, respectively, of which $72.9 million and $88.0 million, respectively, was distributed to the FDIC and $48.6 million and $57.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2015, these consolidated LLCs had total combined assets and liabilities of $369.9 million and $13.3 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended. The remaining balance is due in equal installments in December 2015 and December 2016. As of both August 31, 2015 and November 30, 2014, the outstanding amount related to the 5-year unsecured note was $60.6 million.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is December 15, 2015. As of August 31, 2015 and November 30, 2014, the outstanding amount related to Rialto's structured note offering was $31.4 million and $58.0 million, respectively.

The loans receivable in the FDIC and Bank Portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of August 31, 2015 and November 30, 2014 management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated and accounted for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). Prior to the fourth quarter of 2014, Rialto accounted for the majority of its loans receivable under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”).
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
The following table represents loans receivable, net by type:

(In thousands)	August 31, 2015	November 30, 2014
Accrual loans (1)	$29,654	7,019
Nonaccrual loans: FDIC and Bank Portfolios	93,890	130,105
Loans receivable, net	$123,544	137,124

(1)
As of August 31, 2015 accrual loans included loans originated of which $11.2 million relates to a convertible land loan that matures in July 2016 and $18.4 million relates to floating rate commercial property loans that mature between September 2015 and July 2018.

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
August 31, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$154,573	62,312	2,771	65,083
Single family homes	46,913	11,178	2,876	14,054
Commercial properties	16,561	2,590	1,102	3,692
Other	58,013	—	11,061	11,061
Loans receivable	$276,060	76,080	17,810	93,890
November 30, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$228,245	85,912	3,691	89,603
Single family homes	66,183	18,096	2,306	20,402
Commercial properties	34,048	3,368	3,918	7,286
Other	64,284	5	12,809	12,814
Loans receivable	$392,760	107,381	22,724	130,105
The average recorded investment in impaired loans was approximately $112 million and $6 million for the nine months ended August 31, 2015 and 2014, respectively.
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
With regard to accrual loans that were accounted under ASC 310-30 prior to the fourth quarter of 2014, Rialto estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios and the difference between the contractually required payments and the cash flows expected to be collected at acquisition was referred to as the nonaccretable difference. This difference was neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired was referred to as the accretable yield and was recognized in interest income over the remaining life of the loans using the effective yield method. During the fourth quarter of 2014, in an effort to better reflect the performance of the FDIC and Bank Portfolios, Rialto changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as the timing and amount of expected cash flows on the remaining loan portfolios could no longer be reasonably estimated.
For the nine months ended August 31, 2015, there was no activity in the accretable yield for the FDIC and Bank Portfolios as all the remaining accreting loans were classified as nonaccrual loans during the fourth quarter of 2014, as explained above. For the nine months ended August 31, 2014 the activity in the accretable yield was as follows:

Nine Months Ended
(In thousands)	August 31, 2014
Accretable yield, beginning of period	$73,144
Additions	8,785
Deletions	(25,621)
Accretions	(25,693)
Accretable yield, end of period	$30,615
Additions primarily represented reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represented loan impairments, net of recoveries, and disposal of loans, which included foreclosure of underlying collateral and resulted in the removal of the loans from the accretable yield portfolios.
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income (under ASC 310-30) and the recognition of an impairment through an allowance for loan losses but can be reversed if conditions improve. For the nine months ended August 31, 2015, there was no activity in the Company's allowance related to accrual loans. For the three and nine months ended August 31, 2014, the activity in the Company's allowance rollforward related to accrual loans accounted for under ASC 310-30 was as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	August 31, 2014
Allowance on accrual loans, beginning of period	$55,658	18,952
Provision for loan losses, net of recoveries	4,089	44,577
Charge-offs	(6,482)	(10,264)
Allowance on accrual loans, end of period	$53,265	53,265
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Allowance on nonaccrual loans, beginning of period	$40,593	286	58,326	1,213
Provision for loan losses, net of recoveries	4,497	68	7,306	162
Charge-offs	(6,707)	(68)	(27,249)	(1,089)
Allowance on nonaccrual loans, end of period	$38,383	286	38,383	286

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
The following tables represent the activity in REO:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
REO - held-for-sale, beginning of period	$195,386	192,829	190,535	197,851
Improvements	1,023	1,994	4,318	4,717
Sales	(26,575)	(52,431)	(74,713)	(141,097)
Impairments and unrealized losses	(3,127)	(6,087)	(7,499)	(8,910)
Transfers from held-and-used, net (1)	19,031	58,034	73,097	141,778
REO - held-for-sale, end of period	$185,738	194,339	185,738	194,339

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
REO - held-and-used, net, beginning of period	$213,748	379,069	255,795	428,989
Additions	1,367	14,530	15,710	48,657
Improvements	309	1,736	1,737	5,207
Impairments	(7)	(1,333)	(1,420)	(2,836)
Depreciation	(520)	(496)	(1,895)	(2,767)
Transfers to held-for-sale (1)	(19,031)	(58,034)	(73,097)	(141,778)
Other	—	—	(964)	—
REO - held-and-used, net, end of period	$195,866	335,472	195,866	335,472

(1)
During the three and nine months ended August 31, 2015 and 2014, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and nine months ended August 31, 2015, the Company recorded net losses of $0.3 million and $0.1 million, respectively, from acquisitions of REO through foreclosure. For the three and nine months ended August 31, 2014, the Company recorded net losses of $0.2 million and $7.3 million, respectively, from acquisitions of REO through foreclosure.
Rialto Mortgage Finance ("RMF")
During the nine months ended August 31, 2015, RMF originated loans with a total principal balance of $2.0 billion and sold $1.6 billion of loans into eight separate securitizations. During the nine months ended August 31, 2014, RMF originated loans with a total principal balance of $1.1 billion and sold $983.6 million of loans into five separate securitizations. As of November 30, 2014, $147.2 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.

At August 31, 2015, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2015 (1)	$400,000
364-day warehouse repurchase facility that matures March 2016	250,000
364-day warehouse repurchase facility that matures August 2016	250,000
Warehouse repurchase facility that matures August 2018 (2)	100,000
Totals	$1,000,000

(1)	The facility is expected to be renewed when it matures.

(2)
In August 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net.

Borrowings under the facilities that finance RMF's loan origination and securitization activities were $321.5 million and $141.3 million as of August 31, 2015 and November 30, 2014, respectively and were collateralized by commercial mortgage loans. These warehouse repurchase facilities are non-recourse to the Company.
In November 2013, the Rialto segment issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were approximately $245 million. Rialto used a majority of the net proceeds of the sale of the 7.00% Senior Notes as working capital for RMF and used $100 million to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private placement. Proceeds from the offering, after payment of expenses, were approximately $102 million. Rialto used the net proceeds of the offering to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. Interest on the 7.00% Senior Notes is due semi-annually. At August 31, 2015 and November 30, 2014, the carrying amount of the 7.00% Senior Notes was $351.6 million and $351.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at August 31, 2015.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2015	August 31, 2015	November 30, 2014
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,525	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,150,000	100,000	88,123	95,195	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	275,883	33,799	30,982	30,431	20,226
Other investments						17,755	15,991
						$211,906	175,700

Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$4,158	10,291	7,948	22,524
Rialto Real Estate Fund II, LP	2,354	7,084	5,533	9,524
Rialto Mezzanine Partners Fund, LP	637	591	1,563	1,373
Other investments	441	2,007	2,538	9,845
Rialto equity in earnings from unconsolidated entities	$7,590	19,973	17,582	43,266
During the three and nine months ended August 31, 2015, the Company received $5.0 million and $16.2 million, respectively, of advance distributions with regard to Rialto's carried interest in the Rialto real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These amounts of advance distributions are not subject to clawbacks and are included in Rialto's revenues.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$117,061	141,609
Loans receivable	504,675	512,034
Real estate owned	446,629	378,702
Investment securities	1,084,819	795,306
Investments in partnerships	411,182	311,037
Other assets	40,522	45,451
	$2,604,888	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$23,421	20,573
Notes payable	357,556	395,654
Equity	2,223,911	1,767,912
	$2,604,888	2,184,139
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$41,278	39,401	122,336	104,005
Costs and expenses	24,937	22,552	73,024	71,965
Other income, net (1)	60,106	181,877	121,457	334,915
Net earnings of unconsolidated entities	$76,447	198,726	170,769	366,955
Rialto equity in earnings from unconsolidated entities	$7,590	19,973	17,582	43,266

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a 55% discount to par value. The carrying value of the investment securities at August 31, 2015 and November 30, 2014 was $18.3 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and nine months ended August 31, 2015 or 2014. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at August 31, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$3,539	2,186
Land under development	141,721	120,666
Consolidated inventory not owned	5,508	5,508
Investments in unconsolidated entities	211,503	105,674
Operating properties and equipment	719	15,740
Other assets	35,345	18,240
	$398,335	268,014
Liabilities:
Accounts payable and other liabilities	$54,096	48,235
Liabilities related to consolidated inventory not owned	4,007	4,008
	$58,103	52,243
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project. Generally construction cost over-runs would be paid by the Company. Generally, these payments are increases to our investment in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2015 and November 30, 2014, the fair value of the completion guarantees was immaterial. Additionally, as of August 31, 2015 and November 30, 2014, the Lennar Multifamily segment had $29.7 million and $23.5 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities. These letters of credit outstanding are included in the disclosure in Note 11 related to the Company's performance and financial letters of credit. As of August 31, 2015 and November 30, 2014, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $394.8 million and $163.4 million, respectively.
During the three and nine months ended August 31, 2015, the Lennar Multifamily segment provided general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment and received fees totaling $34.5 million and $101.6 million, respectively, which are partially offset by costs related to those services of $33.9 million and $99.0 million, respectively. During the three and nine months ended August 31, 2014, the Lennar Multifamily segment provided the same services described above and received fees totaling $11.2 million and $24.4 million, respectively, which are offset by costs related to those services of $12.0 million and $24.2 million, respectively.
In July 2015, the Lennar Multifamily segment completed the closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets. With the first close, the Venture will have approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 19 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 6,100 apartments with projected project costs of $2.2 billion as of August 31, 2015. During the three months ended August 31, 2015, $156.1 million of the $1.1 billion in equity commitments were called, of which the Company contributed its portion of $78.3 million resulting in a remaining equity commitment of $425.7 million. As of August 31, 2015, the carrying value of the Company's investment in the Venture was $77.1 million.

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$32,687	25,319
Operating properties and equipment	1,205,331	637,259
Other assets	23,760	14,742
	$1,261,778	677,320
Liabilities and equity:
Accounts payable and other liabilities	$159,562	87,151
Notes payable	394,841	163,376
Equity	707,375	426,793
	$1,261,778	677,320
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$4,067	907	9,236	3,318
Costs and expenses	7,174	1,907	15,249	5,082
Other income, net	13,330	35,068	13,330	35,068
Net earnings of unconsolidated entities	$10,223	34,068	7,317	33,304
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$5,004	14,946	4,404	14,689

(1)
For both the three and nine months ended August 31, 2015, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities. For both the three and nine months ended August 31, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $14.7 million share of gains as a result of the sale of two operating properties by its unconsolidated entities. The Company's share of profit and cash distributions from the sales of operating properties could be higher compared to the Company's ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2015 and November 30, 2014 included $257.5 million and $263.2 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2015	November 30, 2014
Unsecured revolving credit facility	$575,000	—
6.50% senior notes due 2016	249,962	249,923
12.25% senior notes due 2017	397,370	396,278
4.75% senior notes due 2017	399,250	399,250
6.95% senior notes due 2018	248,825	248,485
4.125% senior notes due 2018	274,996	274,995
4.500% senior notes due 2019	500,383	500,477
4.50% senior notes due 2019	600,597	350,000
2.75% convertible senior notes due 2020	274,280	431,042
3.25% convertible senior notes due 2021	399,990	400,000
4.750% senior notes due 2022	571,656	571,439
4.750% senior notes due 2025	500,000	—
5.60% senior notes due 2015	—	500,272
Mortgage notes on land and other debt	269,553	368,052
	$5,261,862	4,690,213
During April 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) to reduce the interest rate on $1.18 billion of the Credit Facility, increase the maximum potential borrowings from $1.5 billion to $1.6 billion, including a $263 million accordion feature, subject to additional commitments, with certain financial institutions and extend the maturity of $1.18 billion of the Credit Facility from June 2018 to June 2019. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. For more details refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 2. The Company believes it was in compliance with its debt covenants at August 31, 2015. In addition, the Company had $315 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $243.3 million and $234.1 million, respectively, at August 31, 2015 and November 30, 2014. The Company’s financial letters of credit outstanding were $185.6 million and $190.4 million, respectively, at August 31, 2015 and November 30, 2014. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2015, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.2 billion, which includes $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2015, there were approximately $470.7 million, or 38%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In April 2015, the Company issued $500 million aggregate principal amount of 4.750% senior notes due 2025 (the "4.750% Senior Notes" ) at a price of 100%. Proceeds from the offering, after payment of expenses, were $495.6 million. The Company used the net proceeds from the sales of the 4.750% Senior Notes, together with cash on hand, to retire its 5.60% senior notes due May 2015 for 100% of the $500 million outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-annually beginning November 30, 2015. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
In November 2014, the Company originally issued $350 million aggregate principal amount of 4.50% senior notes due 2019 (the “4.50% Senior Notes”) at a price of 100%. In February 2015, the Company issued an additional $250 million aggregate principal amount of its 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $595.8 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
At both August 31, 2015 and November 30, 2014, the carrying and principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended August 31, 2015 and 2014 was $50.93 and $39.46, respectively, which exceeded the conversion price, thus 7.1 million shares and 8.8 million shares, respectively, were included in the calculation of diluted earnings per share. The Company’s volume weighted average stock price for the nine months ended August 31, 2015 and 2014 was $48.20 and $39.35, respectively, which exceeded the conversion price, thus 9.5 million shares and 8.8 million shares, respectively, were included in the calculation of diluted earnings per share.
Holders of the 2.75% Convertible Senior Notes have the right to convert them during any fiscal quarter (and only during such fiscal quarter, except if they are called for redemption or about to mature), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.
During the three and nine months ended August 31, 2015, the Company exchanged and converted approximately $169 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $169 million in cash and 4.2 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges and conversions. Subsequent to August 31, 2015, the Company exchanged approximately $25 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $25 million in cash and 0.6 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchange.
As of August 31, 2015, holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 12,521,290 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At August 31, 2015 and November 30, 2014, the principal amount of the 2.75% Convertible Senior Notes was $277.1 million and $446.0 million, respectively. At August 31, 2015 and November 30, 2014, the carrying amount of the equity component included in stockholders’ equity was $2.9 million and $15.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $274.3 million and $431.0 million, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Warranty reserve, beginning of period	$119,610	105,699	115,927	102,580
Warranties issued	21,873	15,958	55,665	40,930
Adjustments to pre-existing warranties from changes in estimates (1)	(111)	(1,221)	5,273	4,355
Payments	(21,676)	(15,629)	(57,169)	(43,058)
Warranty reserve, end of period	$119,696	104,807	119,696	104,807

(1)
The adjustments to pre-existing warranties from changes in estimates during both the three and nine months ended August 31, 2015 and 2014 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(13)	Share-Based Payments
During both the three and nine months ended August 31, 2015, the Company granted 1.2 million nonvested shares. During both the three and nine months ended August 31, 2014, the Company granted 1.1 million nonvested shares. During both the nine months ended August 31, 2015 and 2014, the Company granted an immaterial number of stock options, respectively. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Stock options	$65	68	104	108
Nonvested shares	11,484	11,231	32,095	28,482
Total compensation expense for share-based awards	$11,549	11,299	32,199	28,590

(14)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2015 and November 30, 2014, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2015		November 30, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$123,544	127,933	137,124	142,900
Investments held-to-maturity	Level 3	$18,328	18,131	17,290	17,155
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$30,495	29,433	26,894	26,723
Investments held-to-maturity	Level 2	$34,393	34,322	45,038	45,051
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,261,862	6,237,165	4,690,213	5,760,075
Rialto notes and other debts payable	Level 2	$774,244	800,661	623,246	640,335
Lennar Financial Services notes and other debts payable	Level 2	$817,904	817,904	704,143	704,143
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2015	Fair Value at November 30, 2014
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$798,103	738,396
Investments available-for-sale	Level 1	$42,701	16,799
Mortgage loan commitments	Level 2	$18,498	12,687
Forward contracts	Level 2	$(3,337)	7,576
Mortgage servicing rights	Level 3	$16,440	17,353
Lennar Homebuilding:
Investments available-for-sale	Level 3	$523	480
Rialto Financial Assets:
Loans held-for-sale (2)	Level 3	$510,133	113,596
Credit default swaps	Level 2	$10,011	1,694
Interest rate swaps and swap futures	Level 1	$294	—
Rialto Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$5,684	1,376
Credit default swaps	Level 2	$2,709	766

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $798.1 million at August 31, 2015 exceeds their aggregate principal balance of $766.0 million by $32.1 million. The aggregate fair value of loans held-for-sale of $738.4 million at November 30, 2014 exceeds their aggregate principal balance of $706.0 million by $32.4 million.

(2)
The aggregate fair value of Rialto loans held-for-sale of $510.1 million at August 31, 2015 exceeds their aggregate principal balance of $509.6 million by $0.6 million. The aggregate fair value of loans held-for-sale of $113.6 million at November 30, 2014 exceeds their aggregate principal balance of $111.8 million by $1.8 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2015 and November 30, 2014. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services investments available-for-sale— The fair value of these investments is based on the quoted market prices for similar financial instruments.
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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of August 31, 2015. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of November 30, 2014.

Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2015, the key assumptions used in determining the fair value include an 11.8% mortgage prepayment rate, a 12.0% discount rate and a 6.4% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
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
Rialto interest rate swaps and swap futures— The fair value of interest rate swaps (derivatives) is based on observable values for underlying interest rates and market determined risk premiums. The fair value of interest rate swap futures (derivatives) is based on quoted market prices for identical investments traded in active markets.
Rialto credit default swaps— The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$2,836	588	(283)	7,740
Mortgage loan commitments	$(384)	(756)	5,811	6,942
Forward contracts	$(3,493)	2,262	4,238	(5,497)
Changes in fair value included in Rialto revenues:
Financial Assets:
Interest rate swaps and swap futures	$(771)	—	294	—
Credit default swaps	$3,466	(431)	2,641	—
Financial Liabilities:
Interest rate swaps and swap futures	$(4,740)	(969)	(4,308)	(1,363)
Credit default swaps	$821	390	709	62
Changes in fair value included in other comprehensive income (loss):
Lennar Financial Services investments available-for-sale	$(400)	64	(317)	64
Interest income on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2015, the segment had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through November 2015.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended August 31,
	2015			2014
	Lennar Financial Services	Lennar Homebuilding	Rialto	Lennar Financial Services	Lennar Homebuilding	Rialto
(In thousands)	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale
Beginning balance	$16,504	492	318,037	18,242	20,416	45,065
Purchases/loan originations	844	—	719,998	441	—	411,683
Sales/loan originations sold, including those not settled	—	—	(528,518)	—	(1,655)	(292,099)
Disposals/settlements (2)	(974)	—	—	(622)	(4,125)	—
Changes in fair value (3)	66	31	679	1,326	2,229	1,085
Interest and principal paydowns	—	—	(63)	—	—	(811)
Ending balance	$16,440	523	510,133	19,387	16,865	164,923

	Nine Months Ended August 31,
	2015			2014
	Lennar Financial Services	Lennar Homebuilding	Rialto	Lennar Financial Services	Lennar Homebuilding	Rialto
(In thousands)	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale
Beginning balance	$17,353	480	113,596	11,455	40,032	44,228
Purchases/loan originations (1)	1,840	28,093	1,968,692	8,977	21,274	1,103,839
Sales/loan originations sold, including those not settled	—	—	(1,570,101)	—	(46,234)	(983,635)
Disposals/settlements (2)	(2,848)	(28,093)	—	(1,190)	(5,586)	—
Changes in fair value (3)	95	43	(1,622)	145	7,379	1,326
Interest and principal paydowns	—	—	(432)	—	—	(835)
Ending balance	$16,440	523	510,133	19,387	16,865	164,923

(1)
For the nine months ended August 31, 2014, the Lennar Financial Services mortgage and servicing rights included the $5.9 million acquisition of a portfolio of mortgage servicing rights. Lennar Homebuilding investments available-for-sale represent investments in community development district bonds that mature at various dates between 2015 and 2039.

(2)
The Lennar Homebuilding investments available-for-sale that were settled related to investments in community development district bonds, which were in default upon purchase and reissued by the municipalities prior to being settled with third parties.

(3)
Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively. The changes in fair value in Lennar Homebuilding investments available-for-sale were not included in other comprehensive income (loss) because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$76,138	71,641	(4,497)	103,732	99,574	(4,158)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$5,754	4,607	(1,147)	—	—	—
Land and land under development (2)	Level 3	$16,482	11,811	(4,671)	—	—	—
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$4,767	4,481	(286)	7,133	6,705	(428)
Upon management periodic valuations	Level 3	$9,146	6,305	(2,841)	15,453	9,794	(5,659)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$1,357	1,367	10	14,275	14,530	255
Upon management periodic valuations	Level 3	$14	7	(7)	8,056	6,723	(1,333)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended August 31, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended August 31, 2015.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended August 31, 2015 and 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three months ended August 31, 2015 and 2014.

		Nine Months Ended August 31,
		2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Losses (1)
Financial assets
Rialto Investments:
Impaired loans receivable	Level 3	$248,250	240,944	(7,306)	191,471	146,731	(44,740)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$52,093	41,343	(10,750)	—	—	—
Land and land under development (2)	Level 3	$16,482	11,811	(4,671)	7,013	6,143	(870)
Rialto Investments:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$18,383	17,280	(1,103)	20,183	18,972	(1,211)
Upon management periodic valuations	Level 3	$26,008	19,612	(6,396)	39,193	31,494	(7,699)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$14,683	15,710	1,027	54,727	48,657	(6,070)
Upon management periodic valuations	Level 3	$2,703	1,283	(1,420)	20,489	17,653	(2,836)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the nine months ended August 31, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the nine months ended August 31, 2015 and 2014.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the nine months ended August 31, 2015 and 2014.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the nine months ended August 31, 2015 and 2014.

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
As of August 31, 2015 and 2014, there were 670 and 600 active communities, excluding unconsolidated entities, respectively. As of August 31, 2015, the Company reviewed its communities for potential indicators of impairments and identified 15 communities with 453 homesites and a corresponding carrying value of $74.0 million as having potential indicators of impairment. For the nine months ended August 31, 2015, the Company recorded a valuation adjustment of $15.4 million on 138 homesites in two communities with a carrying value of $68.6 million.

As of August 31, 2014, the Company reviewed its communities for potential indicators of impairments and identified 46 communities with 2,037 homesites and a corresponding carrying value of $191.8 million as having potential indicators of impairment. The Company recorded no impairments for the nine months ended August 31, 2014.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the nine months ended August 31, 2015:

	Nine Months Ended
	August 31, 2015
Unobservable inputs	Range
Average selling price	$486,000	-	$1,300,000
Absorption rate per quarter (homes)	9	-	14
Discount rate	12%	-	20%
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

(15)	Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2015. Based on the Company's evaluation during the nine months ended August 31, 2015, there were no VIEs that were consolidated. In addition, during the nine months ended August 31, 2015, the Company deconsolidated an entity within its Lennar Multifamily segment that had total combined assets of $17.4 million (primarily operating properties and equipment) and liabilities of $1.2 million.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	August 31, 2015	November 30, 2014
Lennar Homebuilding	$640,908	656,837
Rialto	$211,906	175,700
Lennar Multifamily	$211,503	105,674

Consolidated VIEs
As of August 31, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $670.3 million and $82.9 million, respectively. As of November 30, 2014, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $929.1 million and $149.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of August 31, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$53,723	80,626
Rialto (2)	18,328	18,328
Lennar Multifamily (3)	123,317	579,458
	$195,368	678,412
As of November 30, 2014

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$124,311	194,321
Rialto (2)	17,290	17,290
Lennar Multifamily (3)	41,600	65,810
	$183,201	277,421

(1)
At August 31, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $26.7 million and $70.0 million, respectively, remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. During the three months ended August 31, 2015, the Company bought out the partner of one of its unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-term note. As a result, the Company's $70.1 million investment in the unconsolidated entity was reclassified primarily to inventory, which reduced Lennar's maximum recourse exposure.

(2)
At both August 31, 2015 and November 30, 2014, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At August 31, 2015 and November 30, 2014, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $18.3 million and $17.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of August 31, 2015, the remaining equity commitment of $425.7 million to fund the Venture for further expenses related to the construction and development of the projects is included in Lennar's maximum exposure to loss. In addition, at August 31, 2015 and November 30, 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $23.0 million and $23.4 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $425.7 million remaining equity commitment to fund the Venture for further expenses related to the construction and development of the projects and $23.0 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $26.7 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Option Contracts
The Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.
During the nine months ended August 31, 2015, consolidated inventory not owned decreased by $0.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $86.3 million and $85.6 million at August 31, 2015 and November 30, 2014, respectively. Additionally, the Company had posted $42.8 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2015 and November 30, 2014, respectively.

(16)	Commitments and Contingent Liabilities
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
If the District Court decision were affirmed in its entirety, the Company would purchase the property and record it at fair value, which the Company believes would not result in an impairment. The amount of interest the Company would be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $99 million as of August 31, 2015. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, the Company would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that the Company will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimates the appeal of the case will be concluded. The posting of this bond did not have a material impact on the Company's condensed consolidated financial statements.

(17)	New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements.
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
The indentures governing the Company’s 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2022 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2015 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 11. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
During the nine months ended August 31, 2015, certain subsidiaries that were Guarantor subsidiaries became Non-guarantor subsidiaries. For comparative purposes, the condensed consolidating supplemental financial information for the three and nine months ended August 31, 2014 and as of November 30, 2014 has been retrospectively adjusted to reflect the aforementioned activity. This activity did not affect the Company’s condensed consolidated financial statements.

(18) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2015 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$405,803	257,364	19,441	—	682,608
Inventories	—	8,770,103	175,960	—	8,946,063
Investments in unconsolidated entities	—	597,437	43,471	—	640,908
Other assets	222,681	309,535	60,503	15,467	608,186
Investments in subsidiaries	3,998,687	220,527	—	(4,219,214)	—
Intercompany	6,181,597	—	—	(6,181,597)	—
	10,808,768	10,154,966	299,375	(10,385,344)	10,877,765
Rialto	—	—	1,501,440	—	1,501,440
Lennar Financial Services	—	83,395	1,308,440	—	1,391,835
Lennar Multifamily	—	—	408,098	(9,763)	398,335
Total assets	$10,808,768	10,238,361	3,517,353	(10,395,107)	14,169,375
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$435,697	714,344	87,187	—	1,237,228
Liabilities related to consolidated inventory not owned	—	44,449	—	—	44,449
Senior notes and other debts payable	5,013,055	237,957	10,850	—	5,261,862
Intercompany	—	5,522,017	659,580	(6,181,597)	—
	5,448,752	6,518,767	757,617	(6,181,597)	6,543,539
Rialto	—	—	861,799	—	861,799
Lennar Financial Services	—	32,828	992,705	5,704	1,031,237
Lennar Multifamily	—	—	58,103	—	58,103
Total liabilities	5,448,752	6,551,595	2,670,224	(6,175,893)	8,494,678
Stockholders’ equity	5,360,016	3,686,766	532,448	(4,219,214)	5,360,016
Noncontrolling interests	—	—	314,681	—	314,681
Total equity	5,360,016	3,686,766	847,129	(4,219,214)	5,674,697
Total liabilities and equity	$10,808,768	10,238,361	3,517,353	(10,395,107)	14,169,375

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$653,491	321,765	13,766	—	989,022
Inventories	—	7,517,261	219,339	—	7,736,600
Investments in unconsolidated entities	—	622,663	34,174	—	656,837
Other assets	159,564	385,143	120,591	7,291	672,589
Investments in subsidiaries	4,073,687	299,432	—	(4,373,119)	—
Intercompany	4,709,544	—	—	(4,709,544)	—
	9,596,286	9,146,264	387,870	(9,075,372)	10,055,048
Rialto	—	—	1,458,152	—	1,458,152
Lennar Financial Services	—	76,428	1,100,625	—	1,177,053
Lennar Multifamily	—	—	268,975	(961)	268,014
Total assets	$9,596,286	9,222,692	3,215,622	(9,076,333)	12,958,267
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$447,104	748,991	79,699	—	1,275,794
Liabilities related to consolidated inventory not owned	—	45,028	—	—	45,028
Senior notes and other debts payable	4,322,162	287,700	80,351	—	4,690,213
Intercompany	—	4,350,505	359,039	(4,709,544)	—
	4,769,266	5,432,224	519,089	(4,709,544)	6,011,035
Rialto	—	—	747,044	—	747,044
Lennar Financial Services	—	28,705	861,608	6,330	896,643
Lennar Multifamily	—	—	52,243	—	52,243
Total liabilities	4,769,266	5,460,929	2,179,984	(4,703,214)	7,706,965
Stockholders’ equity	4,827,020	3,761,763	611,356	(4,373,119)	4,827,020
Noncontrolling interests	—	—	424,282	—	424,282
Total equity	4,827,020	3,761,763	1,035,638	(4,373,119)	5,251,302
Total liabilities and equity	$9,596,286	9,222,692	3,215,622	(9,076,333)	12,958,267

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,232,318	—	—	2,232,318
Lennar Financial Services	—	54,415	119,345	(5,012)	168,748
Rialto	—	—	51,554	—	51,554
Lennar Multifamily	—	—	39,091	(13)	39,078
Total revenues	—	2,286,733	209,990	(5,025)	2,491,698
Cost and expenses:
Lennar Homebuilding	—	1,897,755	21,080	(5,552)	1,913,283
Lennar Financial Services	—	47,514	81,762	35	129,311
Rialto	—	—	53,732	(409)	53,323
Lennar Multifamily	—	—	47,072	—	47,072
Corporate general and administrative	55,229	—	—	1,265	56,494
Total costs and expenses	55,229	1,945,269	203,646	(4,661)	2,199,483
Lennar Homebuilding equity in earnings from unconsolidated entities	—	8,633	4,667	—	13,300
Lennar Homebuilding other income (expense), net	1,674	(12,495)	16,106	(1,096)	4,189
Other interest expense	(1,460)	(2,812)	—	1,460	(2,812)
Rialto equity in earnings from unconsolidated entities	—	—	7,590	—	7,590
Rialto other income, net	—	—	1,172	—	1,172
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	5,004	—	5,004
Earnings (loss) before income taxes	(55,015)	334,790	40,883	—	320,658
Benefit (provision) for income taxes	16,215	(96,069)	(15,767)	—	(95,621)
Equity in earnings from subsidiaries	262,112	17,947	—	(280,059)	—
Net earnings (including net earnings attributable to noncontrolling interests)	223,312	256,668	25,116	(280,059)	225,037
Less: Net earnings attributable to noncontrolling interests	—	—	1,725	—	1,725
Net earnings attributable to Lennar	$223,312	256,668	23,391	(280,059)	223,312
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(400)	—	(400)
Other comprehensive income attributable to Lennar	$223,312	256,668	22,991	(280,059)	222,912
Other comprehensive income attributable to noncontrolling interests	$—	—	1,725	—	1,725

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	1,830,771	—	—	1,830,771
Lennar Financial Services	—	44,872	89,047	(5,540)	128,379
Rialto	—	—	40,848	—	40,848
Lennar Multifamily	—	—	14,036	—	14,036
Total revenues	—	1,875,643	143,931	(5,540)	2,014,034
Cost and expenses:
Lennar Homebuilding	—	1,556,855	4,413	(2,949)	1,558,319
Lennar Financial Services	—	39,604	64,152	(2,521)	101,235
Rialto	—	—	47,644	—	47,644
Lennar Multifamily	—	—	20,482	—	20,482
Corporate general and administrative	41,807	—	—	1,265	43,072
Total costs and expenses	41,807	1,596,459	136,691	(4,205)	1,770,752
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(2,346)	266	—	(2,080)
Lennar Homebuilding other income (expense), net	251	(1,161)	972	(125)	(63)
Other interest expense	(1,460)	(8,381)	—	1,460	(8,381)
Rialto equity in earnings from unconsolidated entities	—	—	19,973	—	19,973
Rialto other expense, net	—	—	(5,342)	—	(5,342)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,946	—	14,946
Earnings (loss) before income taxes	(43,016)	267,296	38,055	—	262,335
Benefit (provision) for income taxes	13,988	(87,643)	(15,240)	—	(88,895)
Equity in earnings from subsidiaries	206,785	12,846	—	(219,631)	—
Net earnings (including net loss attributable to noncontrolling interests)	177,757	192,499	22,815	(219,631)	173,440
Less: Net loss attributable to noncontrolling interests	—	—	(4,317)	—	(4,317)
Net earnings attributable to Lennar	$177,757	192,499	27,132	(219,631)	177,757
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	64	—	64
Other comprehensive income attributable to Lennar	$177,757	192,499	27,196	(219,631)	177,821
Other comprehensive loss attributable to noncontrolling interests	$—	—	(4,317)	—	(4,317)

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	5,789,788	—	—	5,789,788
Lennar Financial Services	—	145,386	333,079	(15,005)	463,460
Rialto	—	—	160,682	—	160,682
Lennar Multifamily	—	—	114,529	(18)	114,511
Total revenues	—	5,935,174	608,290	(15,023)	6,528,441
Cost and expenses:
Lennar Homebuilding	—	4,974,687	41,110	(11,857)	5,003,940
Lennar Financial Services	—	135,264	237,854	(3,675)	369,443
Rialto	—	—	162,019	(409)	161,610
Lennar Multifamily	—	—	136,293	—	136,293
Corporate general and administrative	146,559	—	—	3,796	150,355
Total costs and expenses	146,559	5,109,951	577,276	(12,145)	5,821,641
Lennar Homebuilding equity in earnings from unconsolidated entities	—	35,020	13,673	—	48,693
Lennar Homebuilding other income (expense), net	2,068	(4,894)	14,602	(1,471)	10,305
Other interest expense	(4,349)	(10,701)	—	4,349	(10,701)
Rialto equity in earnings from unconsolidated entities	—	—	17,582	—	17,582
Rialto other income, net	—	—	28	—	28
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	4,404	—	4,404
Earnings (loss) before income taxes	(148,840)	844,648	81,303	—	777,111
Benefit (provision) for income taxes	48,313	(267,715)	(31,171)	—	(250,573)
Equity in earnings from subsidiaries	621,818	38,033	—	(659,851)	—
Net earnings (including net earnings attributable to noncontrolling interests)	521,291	614,966	50,132	(659,851)	526,538
Less: Net earnings attributable to noncontrolling interests	—	—	5,247	—	5,247
Net earnings attributable to Lennar	$521,291	614,966	44,885	(659,851)	521,291
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(317)	—	(317)
Other comprehensive income attributable to Lennar	$521,291	614,966	44,568	(659,851)	520,974
Other comprehensive income attributable to noncontrolling interests	$—	—	5,247	—	5,247

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	4,696,941	—	—	4,696,941
Lennar Financial Services	—	115,343	217,358	(16,354)	316,347
Rialto	—	—	142,196	—	142,196
Lennar Multifamily	—	—	40,390	—	40,390
Total revenues	—	4,812,284	399,944	(16,354)	5,195,874
Cost and expenses:
Lennar Homebuilding	—	4,013,685	5,761	(4,129)	4,015,317
Lennar Financial Services	—	112,670	165,669	(11,894)	266,445
Rialto	—	—	174,824	—	174,824
Lennar Multifamily	—	—	59,958	—	59,958
Corporate general and administrative	115,705	—	—	3,796	119,501
Total costs and expenses	115,705	4,126,355	406,212	(12,227)	4,636,045
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(101)	3,405	—	3,304
Lennar Homebuilding other income, net	251	3,504	1,555	(222)	5,088
Other interest expense	(4,349)	(31,359)	—	4,349	(31,359)
Rialto equity in earnings from unconsolidated entities	—	—	43,266	—	43,266
Rialto other expense, net	—	—	(2,976)	—	(2,976)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,689	—	14,689
Earnings (loss) before income taxes	(119,803)	657,973	53,671	—	591,841
Benefit (provision) for income taxes	42,422	(232,204)	(26,037)	—	(215,819)
Equity in earnings from subsidiaries	470,974	28,938	—	(499,912)	—
Net earnings (including net loss attributable to noncontrolling interests)	393,593	454,707	27,634	(499,912)	376,022
Less: Net loss attributable to noncontrolling interests	—	—	(17,571)	—	(17,571)
Net earnings attributable to Lennar	$393,593	454,707	45,205	(499,912)	393,593
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	64	—	64
Other comprehensive income attributable to Lennar	$393,593	454,707	45,269	(499,912)	393,657
Other comprehensive loss attributable to noncontrolling interests	$—	—	(17,571)	—	(17,571)

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$521,291	614,966	50,132	(659,851)	526,538
Distributions of earnings from guarantor and non-guarantor subsidiaries	621,818	38,033	—	(659,851)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(594,735)	(1,090,481)	(589,587)	659,851	(1,614,952)
Net cash provided by (used in) operating activities	548,374	(437,482)	(539,455)	(659,851)	(1,088,414)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	—	73,732	—	73,732
(Investments in and contributions to) and distributions of capital from Lennar Homebuilding unconsolidated entities	—	(17,833)	2,503	—	(15,330)
Investments in and contributions to Rialto unconsolidated entities, net of distributions of capital	—	—	(30,212)	—	(30,212)
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	—	8,980	—	8,980
Receipts of principal payments on Rialto loans receivable	—	—	14,225	—	14,225
Proceeds from sales of Rialto real estate owned	—	—	88,565	—	88,565
Other	(26,189)	(47,141)	(82,311)	—	(155,641)
Distributions of capital from guarantor and non-guarantor subsidiaries	75,000	75,050	—	(150,050)	—
Intercompany	(1,470,225)	—	—	1,470,225	—
Net cash provided by (used in) investing activities	(1,421,414)	10,076	75,482	1,320,175	(15,681)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	575,000	—	—	—	575,000
Net borrowings under Lennar Financial Services warehouse facilities	—	—	113,761	—	113,761
Net borrowings under Rialto warehouse repurchase facilities	—	—	180,254	—	180,254
Proceeds from senior notes and debt issue costs	744,409	—	(994)	—	743,415
Redemption of senior notes and conversions and exchanges of convertible senior notes	(668,854)	—	—	—	(668,854)
Principal payments on Rialto notes payable including structured notes	—	—	(28,247)	—	(28,247)
Net proceeds (repayments) on other borrowings	20,746	(96,265)	(69,501)	—	(145,020)
Net payments related to noncontrolling interests	—	—	(104,355)	—	(104,355)
Excess tax benefits from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,406	—	—	—	9,406
Repurchases	(23,133)	—	—	—	(23,133)
Dividends	(24,765)	(689,966)	(119,935)	809,901	(24,765)
Intercompany	—	1,169,960	300,265	(1,470,225)	—
Net cash provided by financing activities	632,922	383,729	271,248	(660,324)	627,575
Net decrease in cash and cash equivalents	(240,118)	(43,677)	(192,725)	—	(476,520)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$393,200	209,237	202,857	—	805,294

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$393,593	454,707	27,634	(499,912)	376,022
Distributions of earnings from guarantor and non-guarantor subsidiaries	470,974	28,938	—	(499,912)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(398,881)	(1,159,840)	(215,714)	499,912	(1,274,523)
Net cash provided by (used in) operating activities	465,686	(676,195)	(188,080)	(499,912)	(898,501)
Cash flows from investing activities:
Distributions of capital from Lennar Homebuilding unconsolidated entities and (investments in and contributions to)	—	20,954	(11,556)	—	9,398
Distributions of capital from Rialto unconsolidated entities, net of investments in and contributions to	—	—	13,060	—	13,060
Distributions of capital from Lennar Multifamily unconsolidated entities, net of investments in and contributions to	—	—	26,493	—	26,493
Receipts of principal payments on Rialto loans receivable	—	—	20,827	—	20,827
Proceeds from sales of Rialto real estate owned	—	—	168,946	—	168,946
Other	(1,644)	40,951	(35,576)	—	3,731
Distribution of capital from guarantor and non-guarantor subsidiaries	210,000	—	—	(210,000)	—
Intercompany	(1,411,095)	—	—	1,411,095	—
Net cash provided by (used in) investing activities	(1,202,739)	61,905	182,194	1,201,095	242,455
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	70,000	—	—	—	70,000
Net borrowings under Lennar Financial Services warehouse facilities	—	—	141,954	—	141,954
Net repayments under Rialto warehouse repurchase facilities	—	—	(4,596)	—	(4,596)
Net proceeds from senior notes and structured notes	495,725	—	175,405	—	671,130
Principal payments on Rialto notes payable	—	—	(26,512)	—	(26,512)
Net payments on other borrowings	—	(184,565)	(23,671)	—	(208,236)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(103,038)	—	(103,038)
Excess tax benefit from share-based awards	3,007	—	—	—	3,007
Common stock:
Issuances	13,603	—	—	—	13,603
Repurchases	(12,153)	—	—	—	(12,153)
Dividends	(24,565)	(454,707)	(255,205)	709,912	(24,565)
Intercompany	—	1,286,393	124,702	(1,411,095)	—
Net cash provided by financing activities	545,617	645,581	29,039	(701,183)	519,054
Net (decrease) increase in cash and cash equivalents	(191,436)	31,291	23,153	—	(136,992)
Cash and cash equivalents at beginning of period	547,101	151,992	271,412	—	970,505
Cash and cash equivalents at end of period	$355,665	183,283	294,565	—	833,513

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market is continuing to improve in a slow and steady manner, that home and rental markets have significant pent-up demand, and that this positions us well for years to come; our belief that Rialto’s fund investments are poised for strong long-term returns; our belief that all the Company’s segments are well positioned; our expectation that we will see lower margins in the fourth quarter; our expectation that we will continue to invest in carefully underwritten strategic land acquisitions that will help us increase operating leverage as our deliveries increase; our expectation that we are on track to achieve another year of increased profitability in fiscal 2015; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our expectation that our ancillary businesses will enhance stockholder value; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax matters and accounting valuations, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: our ability to acquire land and pursue real estate opportunities at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations, including an unfavorable outcome in the Settlers Crossing case; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties once rents and occupancies have stabilized; the ability of our Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters.

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

Outlook
We believe that the housing market is continuing to improve in its slow and steady manner as demonstrated in the past few years. The new home and rental markets continued to have significant pent-up demand, which we believe positions us well for years to come. This demand is driven primarily by a large production deficit built up over the last several years, an increasing millennial population, reasonable affordability levels and high-rental occupancy rates.
Our core homebuilding business continued to produce strong operating results through the third quarter with operating earnings and revenues increasing 27% and 22%, respectively, compared to the third quarter of 2014. Gross and operating margins were 24.1% and 14.1% in the third quarter, respectively, which were in line with our expectations. In addition, sales incentives during the third quarter continued to decline to 5.6% compared to 5.8% in the third quarter of 2014 and our average sales price of homes delivered increased 5% year-over-year to $350,000 in the third quarter of 2015, from $332,000 in the third quarter of 2014. Our new home deliveries increased 16% in the third quarter, while our new home orders increased 10%, compared to the same period last year. We ended the third quarter with a strong sales backlog, up 22% in backlog dollar value from the third quarter of 2014 to approximately $3.0 billion, keeping us well positioned going forward.
Complementing our homebuilding business, we also had strong performances from our other business segments during the third quarter of 2015. Our Lennar Financial Services segment continued its strong performance by increasing its earnings to $39.4 million in the third quarter of 2015 from $27.1 million in the third quarter of 2014. The segment continues to grow its core earnings as our purchase volume increased as a result of increased Lennar deliveries and our expanded retail presence. Additionally, the segment benefited from a strong, but more transient refinance market.
Our Rialto segment generated $9.0 million of income and continues to emerge as a best-in-class asset manager. We believe that Rialto’s fund investments are poised for strong long-term returns, as its mortgage conduit business continues to produce steady, current earnings.
Our multifamily rental segment has continued to mature with a geographically diversified pipeline. In addition, as previously announced during the third quarter, we further defined this platform by forming the Lennar Multifamily Venture, a co-investment equity venture with global sovereign and institutional investors. This venture now gives us the ability to recognize current development earnings and to continue to own a portfolio of income producing properties.
We believe that all the segments of our company are well positioned as we continue to execute our carefully-crafted strategy across all of our businesses. Our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions, although we expect to continue to see lower margins in the fourth quarter compared to the prior year due to cost increases outpacing sales price increases, competitive pressures and the inclusion of some additional previously inactive land assets being developed. We will continue to carefully balance pricing power, sales incentives, brokerage commissions and advertising expenses to maximize our results. In addition, as part of our soft-pivot we plan to continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect will continue to support our homebuilding operations going forward and help us increase operating leverage as our deliveries increase. We expect that our Company's main driver of earnings will continue to be our homebuilding and financial services operations. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint as those ancillary businesses continue to mature and expand their franchises providing profitable opportunities that we expect will enhance stockholder value. Overall, we believe we are on track to achieve another year of increased profitability in fiscal 2015.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $223.3 million, or $0.96 per diluted share ($1.07 per basic share), in the third quarter of 2015, compared to net earnings attributable to Lennar of $177.8 million, or $0.78 per diluted share ($0.87 per basic share), in the third quarter of 2014. Our net earnings attributable to Lennar were $521.3 million, or $2.25 per diluted share ($2.53 per basic share), in the nine months ended August 31, 2015, compared to net earnings attributable to Lennar of $393.6 million, or $1.73 per diluted share ($1.92 per basic share), in the nine months ended August 31, 2014.
Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Lennar Homebuilding revenues:
Sales of homes	$2,209,010	1,811,422	5,693,691	4,557,019
Sales of land	23,308	19,349	96,097	139,922
Total Lennar Homebuilding revenues	2,232,318	1,830,771	5,789,788	4,696,941
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,677,648	1,355,260	4,341,703	3,405,189
Costs of land sold	16,636	15,011	73,865	113,869
Selling, general and administrative	218,999	188,048	588,372	496,259
Total Lennar Homebuilding costs and expenses	1,913,283	1,558,319	5,003,940	4,015,317
Lennar Homebuilding operating margins	319,035	272,452	785,848	681,624
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	13,300	(2,080)	48,693	3,304
Lennar Homebuilding other income (expense), net	4,189	(63)	10,305	5,088
Other interest expense	(2,812)	(8,381)	(10,701)	(31,359)
Lennar Homebuilding operating earnings	333,712	261,928	834,145	658,657
Lennar Financial Services revenues	168,748	128,379	463,460	316,347
Lennar Financial Services costs and expenses	129,311	101,235	369,443	266,445
Lennar Financial Services operating earnings	39,437	27,144	94,017	49,902
Rialto revenues	51,554	40,848	160,682	142,196
Rialto costs and expenses	53,323	47,644	161,610	174,824
Rialto equity in earnings from unconsolidated entities	7,590	19,973	17,582	43,266
Rialto other income (expense), net	1,172	(5,342)	28	(2,976)
Rialto operating earnings	6,993	7,835	16,682	7,662
Lennar Multifamily revenues	39,078	14,036	114,511	40,390
Lennar Multifamily costs and expenses	47,072	20,482	136,293	59,958
Lennar Multifamily equity in earnings from unconsolidated entities	5,004	14,946	4,404	14,689
Lennar Multifamily operating earnings (loss)	(2,990)	8,500	(17,378)	(4,879)
Total operating earnings	377,152	305,407	927,466	711,342
Corporate general and administrative expenses	(56,494)	(43,072)	(150,355)	(119,501)
Earnings before income taxes	$320,658	262,335	777,111	591,841

Three Months Ended August 31, 2015 versus Three Months Ended August 31, 2014
Revenues from home sales increased 22% in the third quarter of 2015 to $2.2 billion from $1.8 billion in the third quarter of 2014. Revenues were higher primarily due to a 16% increase in the number of home deliveries, excluding unconsolidated entities, and a 5% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 6,314 homes in the third quarter of 2015 from 5,450 homes in the third quarter of 2014. There was an increase in home deliveries in all our Homebuilding segments, except in Southeast Florida and in Homebuilding Other. The increase was primarily driven by an increase in active communities over the last year. The decrease in the number of deliveries in Southeast Florida was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The decrease in the number of deliveries in Homebuilding Other was primarily due to less demand in Minnesota as the number of deliveries per active community decreased over the last year and a decrease in our Northeast Urban operations primarily due to a mix of start-up and close-out communities. The average sales price of homes delivered increased to $350,000 in the third quarter of 2015 from $332,000 in the third quarter of 2014, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $20,700 per home delivered in the third quarter of 2015, or 5.6% as a percentage of home sales revenue, compared to $20,400 per home delivered in the third quarter of 2014, or 5.8% as a percentage of home sales revenue, and $21,500 per home delivered in the second quarter of 2015, or 5.8% as a percentage of home sales revenue.
Gross margins on home sales were $531.4 million, or 24.1%, in the third quarter of 2015, compared to $456.2 million, or 25.2%, in the third quarter of 2014. Gross margin percentage on home sales decreased compared to the third quarter of 2014, primarily due to an increase in land costs, partially offset by an increase in the the average sales price of homes delivered. Gross profits on land sales were $6.7 million in the third quarter of 2015, compared to $4.3 million in the third quarter of 2014.
Selling, general and administrative expenses were $219.0 million in the third quarter of 2015, compared to $188.0 million in the third quarter of 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.9% in the third quarter of 2015, from 10.4% in the third quarter of 2014, primarily due to improved operating leverage as a result of an increase in home deliveries.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $13.3 million in the third quarter of 2015, compared to ($2.1) million in the third quarter of 2014. In the third quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $21.5 million of equity in earnings from Heritage Fields El Toro, one of our unconsolidated entities ("El Toro"), due to a gain on debt extinguishment and the sale of homesites to a third party. This was partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities. In the third quarter of 2014, Lennar Homebuilding equity in loss from unconsolidated entities related to our share of net operating losses from various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding interest expense was $58.9 million in the third quarter of 2015 ($55.5 million was included in costs of homes sold, $0.6 million in costs of land sold and $2.8 million in other interest expense), compared to $51.4 million in the third quarter of 2014 ($42.6 million was included in costs of homes sold, $0.4 million in costs of land sold and $8.4 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt and an increase in home deliveries, partially offset by an increase in qualifying assets eligible for interest capitalization and lower borrowing costs.
Operating earnings for our Lennar Financial Services segment were $39.4 million in the third quarter of 2015, compared to $27.1 million in the third quarter of 2014. The increase in profitability was primarily due to an increase in mortgage originations driven by a stronger refinance market and an increase in purchase volume as a result of increased Lennar home deliveries and an increase in purchase mortgages originated for non-Lennar homebuyers. The increase in volume also benefited the title operations.
Operating earnings for our Rialto segment were $9.0 million in the third quarter of 2015 (which included $7.0 million of operating earnings and an add back of $2.0 million of net loss attributable to noncontrolling interests), compared to operating earnings of $12.4 million in the third quarter of 2014 (which included $7.8 million of operating earnings and an add back of $4.5 million of net loss attributable to noncontrolling interests).
Rialto revenues were $51.6 million in the third quarter of 2015, compared to $40.8 million in the third quarter of 2014. Revenues increased primarily due to the receipt of $5.0 million of advance distributions in the third quarter with regard to Rialto's carried interests in the Rialto real estate funds in order to cover income tax obligations resulting from the allocations of taxable income to Rialto's carried interests in these funds, and an increase in securitization revenue and interest income from Rialto Mortgage Finance ("RMF").
Rialto expenses were $53.3 million in the third quarter of 2015, compared to $47.6 million in the third quarter of 2014. Expenses increased primarily due to an increase in RMF securitization expenses and other general and administrative expenses.

Rialto equity in earnings from unconsolidated entities was $7.6 million and $20.0 million in the third quarter of 2015 and 2014, respectively, related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was primarily related to lower fair value adjustments of certain assets in the Rialto real estate funds in the third quarter of 2015 than in the same period last year.
Operating earnings (loss) for our Lennar Multifamily segment was ($3.0) million in the third quarter of 2015, compared to $8.5 million in the third quarter of 2014. In the third quarter of 2015, the operating loss primarily related to general and administrative expenses, partially offset by management fee income and by the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities. In the third quarter of 2014, operating earnings primarily related to the segment's $14.7 million share of gains as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $56.5 million, or 2.3% as a percentage of total revenues, in the third quarter of 2015, compared to $43.1 million, or 2.1% as a percentage of total revenues, in the third quarter of 2014.
Net earnings (loss) attributable to noncontrolling interests were $1.7 million and ($4.3) million in the third quarter of 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests during the third quarter of 2015 were primarily attributable to earnings related to our Lennar Homebuilding consolidated joint ventures partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net loss attributable to noncontrolling interests during the third quarter of 2014 were primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the third quarter of 2015 and 2014, we had a tax provision of $95.6 million and $88.9 million, respectively, primarily related to pre-tax earnings of the periods. Our overall effective income tax rates were 29.98% and 33.34% in the third quarter of 2015 and 2014, respectively. The effective tax rate for the third quarter of 2015 included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.
Nine Months Ended August 31, 2015 versus Nine Months Ended August 31, 2014
Revenues from home sales increased 25% in the nine months ended August 31, 2015 to $5.7 billion from $4.6 billion in the nine months ended August 31, 2014. Revenues were higher primarily due to an 18% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 16,604 homes in the nine months ended August 31, 2015 from 14,023 homes in the nine months ended August 31, 2014. There was an increase in home deliveries in all our Homebuilding segments and in Homebuilding Other, which was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered increased to $343,000 in the nine months ended August 31, 2015 from $325,000 in the nine months ended August 31, 2014, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,300 per home delivered in the nine months ended August 31, 2015, or 5.8% as a percentage of home sales revenue, compared to $20,600 per home delivered in the nine months ended August 31, 2014, or 6.0% as a percentage of home sales revenue. Currently, our biggest competition is from sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, updated floor plans, our Everything's Included marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $1.4 billion, or 23.7%, in the nine months ended August 31, 2015, compared to $1.2 billion, or 25.3%, in the nine months ended August 31, 2014. Gross margin percentage on home sales decreased compared to the nine months ended August 31, 2014, primarily due to an increase in land costs, partially offset by an increase in the the average sales price of homes delivered. Gross margin on home sales in the nine months ended August 31, 2014 included $15.1 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 30 basis points. Gross profits on land sales totaled $22.2 million in the nine months ended August 31, 2015, compared to $26.1 million in the nine months ended August 31, 2014.
Selling, general and administrative expenses were $588.4 million in the nine months ended August 31, 2015, compared to $496.3 million in the nine months ended August 31, 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.3% in the nine months ended August 31, 2015, from 10.9% in the nine months ended August 31, 2014 primarily due to improved operating leverage as a result of an increase in home deliveries.
Lennar Homebuilding equity in earnings from unconsolidated entities was $48.7 million in the nine months ended August 31, 2015, compared to $3.3 million in the nine months ended August 31, 2014. In the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $64.5 million of equity in earnings from El Toro due to the sale of approximately 700 homesites and a commercial property to third parties and a gain on debt extinguishment.

This was partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities. In the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily related to third-party land sales by one of our unconsolidated entities, partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding interest expense was $154.6 million in the nine months ended August 31, 2015 ($142.3 million was included in costs of homes sold, $1.7 million in costs of land sold and $10.7 million in other interest expense), compared to $141.6 million in the nine months ended August 31, 2014 ($107.6 million was included in costs of homes sold, $2.6 million in costs of land sold and $31.4 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt and an increase in home deliveries, partially offset by an increase in qualifying assets eligible for interest capitalization and lower borrowing costs.
Operating earnings for our Lennar Financial Services segment were $94.0 million in the nine months ended August 31, 2015, compared to $49.9 million in the nine months ended August 31, 2014. The increase in profitability was primarily due to an increase in mortgage originations driven by a stronger refinance market and an increase in purchase volume as a result of increased Lennar home deliveries and an increase in purchase mortgages originated for non-Lennar homebuyers. The increase in volume also benefited the title operations.
Operating earnings for our Rialto segment were $21.2 million in the nine months ended August 31, 2015 (which included $16.7 million of operating earnings and an add back of $4.5 million of net loss attributable to noncontrolling interests), compared to operating earnings of $28.3 million in the nine months ended August 31, 2014 (which included $7.7 million of operating earnings and an add back of $20.7 million of net loss attributable to noncontrolling interests).
Rialto revenues were $160.7 million in the nine months ended August 31, 2015, compared to $142.2 million in the nine months ended August 31, 2014. Revenues increased primarily due to an increase in securitization revenue and interest income from RMF and the receipt of $16.2 million of advance distributions with regard to Rialto's carried interests in the Rialto real estate funds in order to cover income tax obligations resulting from the allocations of taxable income to Rialto's carried interests in these funds. This increase was partially offset by a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and REO foreclosures and because Rialto no longer recognizes interest income under the accretable yield method. Instead interest income is recognized to the extent that loan collections exceed their carrying value.
Rialto expenses were $161.6 million in the nine months ended August 31, 2015, compared to $174.8 million in the nine months ended August 31, 2014. Expenses decreased primarily due to a $37.4 million decrease in loan impairments, partially offset by an increase in other general and administrative expenses, RMF securitization expenses and interest expense.
Rialto equity in earnings from unconsolidated entities was $17.6 million and $43.3 million in the nine months ended August 31, 2015 and 2014, respectively, related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was primarily related to lower fair value adjustments of certain assets in the Rialto real estate funds in the nine months ended August 31, 2015 than in the same period last year.
Operating loss for our Lennar Multifamily segment was $17.4 million in the nine months ended August 31, 2015, compared to $4.9 million in the nine months ended August 31, 2014. For the nine months ended August 31, 2015, the operating loss primarily related to general and administrative expenses, partially offset by management fee income, net general contractor income and by the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities. For the nine months ended August 31, 2014, the operating loss primarily related to general and administrative expenses, partially offset by the segment's $14.7 million share of gains as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income.
Corporate general and administrative expenses were $150.4 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2015, compared to $119.5 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2014.
Net earnings (loss) attributable to noncontrolling interests were $5.2 million and ($17.6) million in the nine months ended August 31, 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests during the nine months ended August 31, 2015 were primarily attributable to earnings related to our Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net loss attributable to noncontrolling interests during the nine months ended August 31, 2014 were primarily related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
During the nine months ended August 31, 2015 and 2014, we had a tax provision of $250.6 million and $215.8 million, respectively, primarily related to pre-tax earnings of the periods. Our overall effective income tax rates were 32.46% and 35.41% in the nine months ended August 31, 2015 and 2014, respectively. The effective tax rate for the nine months ended

August 31, 2015 included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.
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
At August 31, 2015, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Homebuilding revenues:
East:
Sales of homes	$730,961	566,430	1,834,121	1,488,716
Sales of land	6,290	4,268	24,861	9,238
Total East	737,251	570,698	1,858,982	1,497,954
Central:
Sales of homes	316,925	265,310	823,003	638,563
Sales of land	5,317	974	12,256	25,423
Total Central	322,242	266,284	835,259	663,986
West:
Sales of homes	636,750	448,067	1,627,711	1,161,350
Sales of land	2,843	1	22,016	25,087
Total West	639,593	448,068	1,649,727	1,186,437
Southeast Florida:
Sales of homes	175,933	161,755	491,270	392,830
Sales of land	—	5,322	11,850	5,903
Total Southeast Florida	175,933	167,077	503,120	398,733
Houston:
Sales of homes	196,471	181,274	504,034	469,544
Sales of land	8,477	8,383	21,818	29,399
Total Houston	204,948	189,657	525,852	498,943
Other:
Sales of homes	151,971	188,586	413,552	406,016
Sales of land	380	401	3,296	44,872
Total Other	152,351	188,987	416,848	450,888
Total homebuilding revenues	$2,232,318	1,830,771	5,789,788	4,696,941

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Operating earnings:
East:
Sales of homes	$110,603	84,746	258,833	222,776
Sales of land	2,143	631	9,913	1,422
Equity in earnings (loss) from unconsolidated entities	(36)	140	374	1,237
Other income (expense), net	(1,307)	1,334	(2,030)	3,501
Other interest expense	(1,558)	(3,448)	(4,415)	(9,629)
Total East	109,845	83,403	262,675	219,307
Central:
Sales of homes	33,106	26,019	79,340	58,961
Sales of land	210	348	1,821	7,112
Equity in earnings from unconsolidated entities	3	10	58	48
Other expense, net	(843)	(3,685)	(1,747)	(5,273)
Other interest expense	(324)	(1,161)	(1,553)	(4,583)
Total Central	32,152	21,531	77,919	56,265
West:
Sales of homes	94,104	72,226	237,016	184,015
Sales of land (1)	1,693	(1,970)	2,005	4,823
Equity in earnings (loss) from unconsolidated entities (2)	13,412	(2,150)	48,359	2,652
Other income, net (3)	5,920	2,015	14,989	4,962
Other interest expense	(630)	(2,234)	(3,045)	(10,129)
Total West	114,499	67,887	299,324	186,323
Southeast Florida:
Sales of homes	38,008	37,962	107,006	85,797
Sales of land	(289)	3,652	(68)	3,967
Equity in loss from unconsolidated entities	(105)	(109)	(313)	(473)
Other income (expense), net (4)	(330)	(410)	(3,626)	978
Other interest expense	(74)	(516)	(520)	(2,384)
Total Southeast Florida	37,210	40,579	102,479	87,885
Houston:
Sales of homes (5)	24,176	26,137	59,002	67,520
Sales of land	3,045	2,092	7,062	8,151
Equity in earnings from unconsolidated entities	7	12	17	23
Other income (expense), net	(505)	(166)	719	(232)
Other interest expense	(58)	(335)	(382)	(1,366)
Total Houston	26,665	27,740	66,418	74,096
Other:
Sales of homes	12,366	21,024	22,419	36,502
Sales of land	(130)	(415)	1,499	578
Equity in earnings (loss) from unconsolidated entities	19	17	198	(183)
Other income, net	1,254	849	2,000	1,152
Other interest expense	(168)	(687)	(786)	(3,268)
Total Other	13,341	20,788	25,330	34,781
Total homebuilding operating earnings	$333,712	261,928	834,145	658,657

(1)	Sales of land for both the three and nine months ended August 31, 2014 included $2.0 million in write-offs of option deposits and pre-acquisition costs.

(2)
Lennar Homebuilding equity in earnings from unconsolidated entities for the three and nine months ended August 31, 2015, included $21.5 million and $64.5 million, respectively, of equity in earnings from El Toro due to the sale of homesites and a commercial property to third parties and a gain on debt extinguishment. Lennar Homebuilding equity in earnings for the nine months ended August 31, 2014 included $4.7 million of equity in earnings related to third-party land sales by one of our unconsolidated entities.

(3)	Other income, net for the nine months ended August 31, 2015, included a $6.5 million gain on the sale of an operating property.

(4)
Other expense, net for the nine months ended August 31, 2015 primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests. Other income (expense), net for both the three and nine months ended August 31, 2014 included $1.0 million of valuation adjustments to other assets.

(5)	Sales of homes included a $5.5 million insurance recovery for the nine months ended August 31, 2014.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	2,401	1,962	$730,961	567,359	$304,000	289,000
Central	987	899	316,924	265,310	321,000	295,000
West	1,411	1,050	638,168	451,748	452,000	430,000
Southeast Florida	482	499	175,933	161,755	365,000	324,000
Houston	685	676	196,471	181,273	287,000	268,000
Other	352	371	151,971	188,586	432,000	508,000
Total	6,318	5,457	$2,210,428	1,816,031	$350,000	333,000
Of the total homes delivered listed above, 4 homes with a dollar value of $1.4 million and an average sales price of $354,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2015, compared to 7 home deliveries with a dollar value of $4.6 million and an average sales price of $658,000 for the three months ended August 31, 2014.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	6,198	5,215	$1,836,088	1,493,323	$296,000	286,000
Central	2,619	2,252	823,003	638,563	314,000	284,000
West	3,690	2,767	1,644,870	1,175,175	446,000	425,000
Southeast Florida	1,379	1,171	491,270	392,830	356,000	335,000
Houston	1,782	1,714	504,034	469,544	283,000	274,000
Other	967	934	413,552	406,016	428,000	435,000
Total	16,635	14,053	$5,712,817	4,575,451	$343,000	326,000
Of the total homes delivered listed above, 31 homes with a dollar value of $19.1 million and an average sales price of $617,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2015, compared to 30 home deliveries with a dollar value of $18.4 million and an average sales price of $614,000 for the nine months ended August 31, 2014.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	$51,282	40,781	$21,400	20,800	6.6%	6.7%
Central	21,949	20,317	22,200	22,600	6.5%	7.1%
West	20,741	14,619	14,700	14,000	3.2%	3.2%
Southeast Florida	11,109	12,628	23,000	25,300	5.9%	7.2%
Houston	19,106	15,717	27,900	23,200	8.9%	8.0%
Other	6,397	6,969	18,200	18,800	4.0%	3.6%
Total	$130,584	111,031	$20,700	20,400	5.6%	5.8%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	$139,611	112,475	$22,500	21,600	7.1%	7.0%
Central	60,022	50,021	22,900	22,200	6.8%	7.3%
West	56,802	36,815	15,500	13,400	3.4%	3.1%
Southeast Florida	31,888	30,748	23,100	26,300	6.1%	7.3%
Houston	46,466	41,722	26,100	24,300	8.4%	8.2%
Other	18,282	16,620	18,900	17,800	4.2%	3.9%
Total	$353,071	288,401	$21,300	20,600	5.8%	6.0%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	2,463	2,090	$730,795	598,856	$297,000	287,000
Central	1,029	936	350,012	276,976	340,000	296,000
West	1,411	1,250	683,352	542,575	484,000	434,000
Southeast Florida	607	591	208,207	206,287	343,000	349,000
Houston (3)	606	689	184,075	183,932	304,000	267,000
Other	379	333	180,875	133,844	477,000	402,000
Total	6,495	5,889	$2,337,316	1,942,470	$360,000	330,000
Of the total new orders listed above, 29 homes with a dollar value of $18.0 million and an average sales price of $621,000 represent new orders from unconsolidated entities for the three months ended August 31, 2015, compared to 39 new orders with a dollar value of $23.9 million and an average sales price of $614,000 for the three months ended August 31, 2014.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	7,032	5,918	$2,110,238	1,698,884	$300,000	287,000
Central	3,158	2,747	1,035,381	800,172	328,000	291,000
West	4,357	3,396	2,029,917	1,479,886	466,000	436,000
Southeast Florida	1,547	1,480	537,615	495,391	348,000	335,000
Houston (3)	1,810	2,002	533,184	546,838	295,000	273,000
Other	1,149	994	509,196	406,252	443,000	409,000
Total	19,053	16,537	$6,755,531	5,427,423	$355,000	328,000
Of the total new orders listed above, 79 homes with a dollar value of $48.0 million and an average sales price of $608,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2015, compared to 63 new orders with a dollar value of $38.9 million and an average sales price of $618,000 for the nine months ended August 31, 2014.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2015 and 2014.

(3)	The decrease in new orders was primarily due to less demand driven by volatility in the energy sector during the three and nine months ended August 31, 2015.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015	2014
East	3,046	2,671	$944,658	808,348	$310,000	303,000
Central	1,500	1,139	523,098	358,771	349,000	315,000
West	1,658	1,245	822,611	562,474	496,000	452,000
Southeast Florida	744	916	261,021	318,641	351,000	348,000
Houston	858	957	255,016	258,577	297,000	270,000
Other	444	362	209,285	169,861	471,000	469,000
Total	8,250	7,290	$3,015,689	2,476,672	$366,000	340,000
Of the total homes in backlog listed above, 115 homes with a backlog dollar value of $68.7 million and an average sales price of $598,000 represent the backlog from unconsolidated entities at August 31, 2015, compared to 37 homes with a backlog dollar value of $23.0 million and an average sales price of $622,000 at August 31, 2014.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
East	17%	15%	16%	15%
Central	19%	20%	18%	18%
West	14%	14%	13%	13%
Southeast Florida	10%	12%	13%	11%
Houston	27%	25%	26%	23%
Other	12%	14%	11%	12%
Total	17%	17%	16%	16%

Active Communities:

	August 31,
	2015	2014
East	253	226
Central	129	118
West	120	106
Southeast Florida	43	35
Houston	73	75
Other	55	43
Total	673	603
Of the total active communities listed above, three communities represent active communities being developed by unconsolidated entities as of both August 31, 2015 and 2014, respectively.
The following table details our gross margins on home sales for the three and nine months ended August 31, 2015 and 2014 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(In thousands)	2015		2014		2015		2014
East:
Sales of homes	$730,961		566,430		1,834,121		1,488,716
Costs of homes sold	545,754		415,630		1,375,925		1,095,052
Gross margins on home sales	185,207	25.3%	150,800	26.6%	458,196	25.0%	393,664	26.4%
Central:
Sales of homes	316,925		265,310		823,003		638,563
Costs of homes sold	250,223		210,542		653,438		503,212
Gross margins on home sales	66,702	21.0%	54,768	20.6%	169,565	20.6%	135,351	21.2%
West:
Sales of homes	636,750		448,067		1,627,711		1,161,350
Costs of homes sold	488,024		332,874		1,242,291		860,339
Gross margins on home sales	148,726	23.4%	115,193	25.7%	385,420	23.7%	301,011	25.9%
Southeast Florida:
Sales of homes	175,933		161,755		491,270		392,830
Costs of homes sold	122,673		110,824		341,817		272,544
Gross margins on home sales	53,260	30.3%	50,931	31.5%	149,453	30.4%	120,286	30.6%
Houston:
Sales of homes	196,471		181,274		504,034		469,544
Costs of homes sold	149,951		136,212		388,700		350,660
Gross margins on home sales	46,520	23.7%	45,062	24.9%	115,334	22.9%	118,884	25.3%
Other
Sales of homes	151,971		188,586		413,552		406,016
Costs of homes sold	121,024		149,178		339,532		323,382
Gross margins on home sales	30,947	20.4%	39,408	20.9%	74,020	17.9%	82,634	20.4%
Total gross margins on home sales	$531,362	24.1%	456,162	25.2%	1,351,988	23.7%	1,151,830	25.3%
Three Months Ended August 31, 2015 versus Three Months Ended August 31, 2014
Homebuilding East: Revenues from home sales increased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment, except Arizona, and an increase average sales price of homes delivered in all the states in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in the number of home deliveries in Arizona was primarily due to less demand as the number of deliveries per active community decreased over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2015 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land costs per home, which included a valuation adjustment of $5.8 million in California, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Southeast Florida: Revenues from home sales increased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to an increase in the average sales price of homes delivered, partially offset by a decrease in the number of home deliveries. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the number of deliveries was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the three months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Houston: Revenues from home sales increased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to an increase in the average sales price of homes delivered. We have been able to increase the sales price of homes delivered in certain of our communities despite the volatility in the energy sector. Gross margin percentage on home sales for the three months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in average sales price of homes delivered.
Homebuilding Other: Revenues from home sales decreased for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to a decrease in the number of home deliveries in Minnesota and in our Northeast Urban operations, and a decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations. The decrease in the number of home deliveries in Minnesota was due to less demand as the number of deliveries per active community decreased over the last year and the decrease in our Northeast Urban operations was primarily due to a mix of start-up and close-out communities. The decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations was due primarily to a change in product mix due to timing of deliveries in certain communities. This was partially offset by an increase in the number of homes delivered and in the average sales price of homes delivered in all the other states in Homebuilding Other driven by an increase in active communities over the last year and because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and a decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations.

Nine Months Ended August 31, 2015 versus Nine Months Ended August 31, 2014
Homebuilding East: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries in all the states in the segment, except Arizona, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The decrease in the number of homes delivered in Arizona was primarily due to less demand as the number of deliveries per active community decreased over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2015 decreased compared to the same period last year as the nine months ended August 31, 2014 included $6.4 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in that period by 100 basis points.
Homebuilding West: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, which included a valuation adjustment of $5.8 million in California, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Southeast Florida: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2015 remained consistent compared to the same period last year.
Homebuilding Houston: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities despite the volatility in the energy sector. Gross margin percentage on home sales for the nine months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered. In addition, gross margin percentage on home sales for the nine months ended August 31, 2014 included a $5.5 million insurance recovery, which increased the gross margin percentage in that period by 120 basis points.
Homebuilding Other: Revenues from home sales increased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, primarily due to an increase in the number of home deliveries in all the states in Homebuilding Other, except Minnesota and in our Northeast Urban operations, and an increase in the average sales price of homes delivered in all the states in Homebuilding Other, except Tennessee and in our Northeast Urban operations. The increase in the number of homes delivered and in the average sales price of homes delivered was primarily due to an increase in active communities over the last year and because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. The decrease in the number of home deliveries in Minnesota was due to less demand as the number of deliveries per active community decreased over the last year and the decrease in our Northeast Urban operations was primarily due to a mix of start-up and close-out communities. The decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations was due primarily to a change in product mix due to timing of deliveries in certain communities. Gross margin percentage on home sales for the nine months ended August 31, 2015 decreased compared to the same period last year primarily due to an increase in land costs per home, which included a valuation adjustment of $9.6 million in our Northeast Urban operations primarily related to a strategic decision to move forward on an inactive asset and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2015	2014	2015	2014
Revenues	$168,748	128,379	463,460	316,347
Costs and expenses	129,311	101,235	369,443	266,445
Operating earnings	$39,437	27,144	94,017	49,902
Dollar value of mortgages originated	$2,430,000	1,693,000	6,460,000	3,980,000
Number of mortgages originated	8,900	6,600	23,800	15,800
Mortgage capture rate of Lennar homebuyers	82%	77%	81%	77%
Number of title and closing service transactions	29,200	24,700	82,500	65,900
Number of title policies issued	69,900	65,900	189,400	159,000
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
Rialto's operating earnings were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$51,554	40,848	160,682	142,196
Costs and expenses (1)	53,323	47,644	161,610	174,824
Rialto equity in earnings from unconsolidated entities	7,590	19,973	17,582	43,266
Rialto other income (expense), net	1,172	(5,342)	28	(2,976)
Operating earnings (2)	$6,993	7,835	16,682	7,662

(1)
Costs and expenses included loan impairments of $4.5 million and $7.3 million for the three and nine months ended August 31, 2015, respectively, and $4.2 million and $44.7 million for the three and nine months ended August 31, 2014, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the three and nine months ended August 31, 2015 included net loss attributable to noncontrolling interests of $2.0 million and $4.5 million, respectively. Operating earnings for the three and nine months ended August 31, 2014 included net loss attributable to noncontrolling interests of $4.5 million and $20.7 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Realized gains on REO sales, net	$6,178	4,106	13,852	27,849
Unrealized losses on transfer of loans receivable to REO and impairments, net	(3,124)	(7,165)	(7,892)	(17,816)
REO and other expenses	(14,714)	(13,027)	(43,123)	(43,977)
Rental and other income	12,832	10,744	37,191	30,968
Rialto other income (expense), net	$1,172	(5,342)	28	(2,976)
Loans Receivable
In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the nine months ended August 31, 2015 and 2014, the LLCs distributed $121.5 million and $146.7 million, respectively, of which $72.9 million and $88.0 million, respectively, was distributed to the FDIC and $48.6 million and $57.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2015, these consolidated LLCs had total combined assets and liabilities of $369.9 million and $13.3 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
In September 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions that was extended. The remaining balance is due in equal installments in December 2015 and December 2016. As of both August 31, 2015 and November 30, 2014, the outstanding amount related to the 5-year unsecured note was $60.6 million.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the nine months ended August 31, 2015, RMF originated loans with a total principal balance of $2.0 billion and sold $1.6 billion of loans into eight separate securitizations. During the nine months ended August 31, 2014, RMF originated loans with a total principal balance of $1.1 billion and sold $983.6 million of loans into five separate securitizations.
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
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$4,158	10,291	7,948	22,524
Rialto Real Estate Fund II, LP	2,354	7,084	5,533	9,524
Rialto Mezzanine Partners Fund, LP	637	591	1,563	1,373
Other investments	441	2,007	2,538	9,845
Rialto equity in earnings from unconsolidated entities	$7,590	19,973	17,582	43,266
In 2010, the Rialto segment invested in non-investment grade commercial mortgage-backed securities at a 55% discount to par value. The carrying value of the investment securities at August 31, 2015 and November 30, 2014 was $18.3 million and $17.3 million, respectively. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested in a private commercial real estate services company at a price of $18.0 million. The investment is carried at cost at August 31, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of August 31, 2015 and November 30, 2014, our balance sheet had $398.3 million and $268.0 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $211.5 million and $105.7 million, respectively. Our net investment in the Lennar Multifamily segment as of August 31, 2015 and November 30, 2014 was $340.2 million and $203.7 million, respectively. During both the three and nine months ended August 31, 2015, the Lennar Multifamily segment sold one operating property through an unconsolidated entity resulting in the segment's $5.7 million share of a gain included in Lennar Multifamily equity in earnings from unconsolidated entities. During both the three and nine months ended August 31, 2014, the Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in the segment's $14.7 million share of gains included in Lennar Multifamily equity in earnings from unconsolidated entities.
Our Lennar Multifamily segment had equity investments in 29 and 26 unconsolidated entities, as of August 31, 2015 and November 30, 2014, respectively. As of August 31, 2015, our interests in the Lennar Multifamily segment had interests in 44 communities with development costs of $3.8 billion, of which three communities were completed and operating, five communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. Our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.9 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.
In July 2015, the Lennar Multifamily segment completed the closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets. With the first close, the Venture will have approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by us, comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 19 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 6,100 apartments with projected project costs of $2.2 billion as of August 31, 2015. During the three months ended August 31, 2015, $156.1 million of the $1.1 billion in equity commitments were called, of which we contributed its portion of $78.3 million resulting in a remaining equity commitment of $425.7 million. As of August 31, 2015, the carrying value of our investment in the Venture was $77.1 million.

(2) Financial Condition and Capital Resources
At August 31, 2015, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $805.3 million, compared to $1.3 billion at November 30, 2014 and $833.5 million at August 31, 2014.
We finance all of our activities including homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2015 and 2014, cash used in operating activities totaled $1.1 billion and $898.5 million, respectively. During the nine months ended August 31, 2015 and 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase in Rialto loans held-for-sale related to RMF and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities.
Investing Cash Flow Activities
During the nine months ended August 31, 2015 and 2014, cash provided by (used in) investing activities totaled ($15.7) million and $242.5 million, respectively. During the nine months ended August 31, 2015, our cash used in investing activities was primarily impacted by cash contributions of $50.6 million to Lennar Homebuilding unconsolidated entities primarily for working capital, $42.3 million to Rialto unconsolidated entities comprised of $29.9 million contributed to Fund II, $10.4 million contributed to the Mezzanine Fund and $2.0 million contributed to other investments, $23.8 million to Lennar Multifamily unconsolidated entities primarily for working capital, and purchases of investment securities. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $88.6 million of proceeds from the sales of REO and distributions of capital of $35.3 million from Lennar Homebuilding unconsolidated entities, $32.8 million from Lennar Multifamily unconsolidated entities, of which $19.8 million was distributed by the Venture and $12.1 million from Rialto unconsolidated entities comprised of $7.9 million distributed by Fund II, $1.8 million distributed by Mezzanine Fund and $2.4 million distributed by other investments.
During the nine months ended August 31, 2014, our cash provided by investing activities was primarily impacted by the receipt of $168.9 million of proceeds from the sales of REO, and distributions of capital of $83.7 million from Lennar Homebuilding unconsolidated entities, $51.6 million from Lennar Multifamily unconsolidated entities and $41.2 million from Rialto unconsolidated entities comprised of $17.5 million distributed by Fund I, $5.1 million distributed by Fund II, $9.0 million distributed by Mezzanine Fund and $9.6 million distributed by other investments, and $46.2 million of proceeds from the sales of lennar Homebuilding investments available-for-sale. This was partially offset by cash contributions of $74.3 million to Lennar Homebuilding unconsolidated entities primarily for working capital, $28.2 million to Rialto unconsolidated entities comprised of $14.3 million contributed to the Mezzanine Fund and $13.9 million contributed to other investments and $25.1 million to Lennar Multifamily unconsolidated entities primarily for working capital, and $21.3 million for purchases of Lennar Homebuilding investments available-for-sale.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. In July 2015, we, through wholly-owned subsidiaries, entered into a Contribution Agreement pursuant to which the entities that own Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point will be combined, together with the existing Five Point Communities management company that manages these properties in California. The closing of the transactions under the Contribution Agreement is conditioned upon Five Point’s completion of an initial public offering. At August 31, 2015, we had no agreements or understandings regarding any significant acquisition transactions that have not been previously disclosed.
Financing Cash Flow Activities
During the nine months ended August 31, 2015 and 2014, our cash provided by financing activities totaled $627.6 million and $519.1 million, respectively. During the nine months ended August 31, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of an additional $250 million aggregate principal amount of

4.50% senior notes due 2019 (the “4.50% Senior Notes”), proceeds related to the sale of $500 million aggregate principal amount of 4.750% senior notes due 2025 (the "4.750% Senior Notes"), $575 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”), $294.0 million of net borrowings under our Lennar Financial Services' and Rialto's 364-day warehouse repurchase facilities. The cash provided by financing activities was partially offset by $500 million redemption of our 5.60% senior notes due May 2015, $168.9 million on exchanges and conversions of our 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”), $232.9 million of principal payments on other borrowings and $105.8 million of payments related to noncontrolling interests.
During the nine months ended August 31, 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of $500 million aggregate principal amount of 4.500% senior notes due 2019, proceeds related to the sale of $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), $73.8 million of proceeds related to the issuance of Rialto's 2.85% structured note offering (the “Structured Notes”), $70.0 million of net borrowings under our Credit Facility and $142.0 million of net borrowings under our Lennar Financial Services' 364-day warehouse repurchase facilities, partially offset by $241.3 million of principal payments on other borrowings and $115.0 million of payments related to noncontrolling interests.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2015	November 30, 2014	August 31, 2014
Lennar Homebuilding debt	$5,261,862	4,690,213	4,692,880
Stockholders’ equity	5,360,016	4,827,020	4,581,479
Total capital	$10,621,878	9,517,233	9,274,359
Lennar Homebuilding debt to total capital	49.5%	49.3%	50.6%
Lennar Homebuilding debt	$5,261,862	4,690,213	4,692,880
Less: Lennar Homebuilding cash and cash equivalents	595,719	885,729	542,241
Net Lennar Homebuilding debt	$4,666,143	3,804,484	4,150,639
Net Lennar Homebuilding debt to total capital (1)	46.5%	44.1%	47.5%

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

At August 31, 2015, Lennar Homebuilding debt to total capital was lower compared to August 31, 2014, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to the issuance of senior notes.
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
Our Lennar Homebuilding average debt outstanding was $5.2 billion with an average rate for interest incurred of 4.9% for the nine months ended August 31, 2015, compared to $4.7 billion with an average rate for interest incurred of 5.2% for the nine months ended August 31, 2014. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2015 was $217.2 million, compared to $206.4 million in the same period last year.
In April 2015, we amended our Credit Facility to reduce the interest rate on $1.18 billion of the Credit Facility, increase the maximum potential borrowings from $1.5 billion to $1.6 billion, including a $263 million accordion feature, subject to additional commitments, with certain financial institutions and extend the maturity of $1.18 billion of the Credit Facility from June 2018 to June 2019. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2015, we had $575 million of outstanding borrowings under the Credit Facility. As of November 30, 2014, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at August 31, 2015. In addition, we had $315 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $243.3 million and $234.1 million at August 31, 2015 and November 30, 2014, respectively. Our financial letters of credit outstanding were $185.6 million and $190.4 million at August 31, 2015 and November 30, 2014, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
In April 2015, we issued $500 million aggregate principal amount of 4.750% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $495.6 million. We used the net proceeds from the sale of the 4.750% Senior Notes, together with cash on hand, to retire our 5.60% senior notes due May 2015 for 100% of the $500 million outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-annually beginning November 30, 2015. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
In November 2014, we originally issued $350 million aggregate principal amount of 4.50% Senior Notes at a price of 100%. In February 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes at a price of 100.25%. Proceeds from the offerings, after payment of expenses, were $595.8 million. We used the net proceeds from the sales of the 4.50% Senior Notes for working capital and general corporate purposes. Interest on the 4.50% Senior Notes is due semi-annually. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
During the three and nine months ended August 31, 2015, we exchanged and converted approximately $169 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $169 million in cash and 4.2 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges and conversions. Subsequent to August 31, 2015, we exchanged $25 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $25 million in cash and 0.6 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchange.
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect with regard to a guarantor subsidiary only while it guarantees a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
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

The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of August 31, 2015:

	As of August 31, 2015
(Dollars in thousands)	Covenant Level	Level Achieved
Minimum net worth test (1)	$2,483,361	4,270,953
Maximum leverage ratio (2)	65.0%	49.9%
Liquidity test (3)	1.00	2.16
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of August 31, 2015 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement were as follows:

Minimum consolidated tangible net worth
(In thousands)	As of August 31, 2015
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	1,023,704
Required minimum consolidated tangible net worth per the Credit Agreement	$2,483,361

Consolidated tangible net worth
(In thousands)	As of August 31, 2015
Total equity	$5,674,697
Less: Intangible assets (a)	(51,246)
Tangible net worth as calculated per the Credit Agreement	5,623,451
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries, and, from and after March 1, 2015, equity of Lennar Commercial, Lennar Multifamily and Sunstreet subsidiaries (b)	(1,258,883)
Less: Lennar Homebuilding noncontrolling interests	(93,615)
Consolidated tangible net worth as calculated per the Credit Agreement	$4,270,953

(a)	Intangible assets represent the Lennar Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of August 31, 2015. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Lennar Commercial subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to commercial properties. The consolidated equity of Lennar Multifamily represents Lennar Multifamily’s total assets minus Lennar Multifamily’s total liabilities disclosed in Note 9 of the notes to our condensed consolidated financial statements as of August 31, 2015. The consolidated equity of Sunstreet subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to solar power systems. The consolidated equity of mortgage banking, Rialto, Lennar Commercial, Lennar Multifamily, Sunstreet subsidiaries and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of August 31, 2015.

(2)	The leverage ratio as calculated per the Agreement was as follows:

Leverage ratio
(Dollars in thousands)	As of August 31, 2015
Lennar Homebuilding senior notes and other debts payable	$5,261,862
Less: Debt of Lennar Homebuilding consolidated entities (a)	(10,850)
Funded debt as calculated per the Credit Agreement	5,251,012
Plus: Financial letters of credit (b)	185,689
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	33,250
Consolidated indebtedness as calculated per the Credit Agreement	5,469,951
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(612,131)
Numerator as calculated per the Credit Agreement	$4,857,820
Denominator as calculated per the Credit Agreement	$9,740,904
Leverage ratio (e)	49.9%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2015.

(b)
As of August 31, 2015, our financial letters of credit outstanding include $185.6 million as disclosed in Note 11 of the notes to our condensed consolidated financial statements and $0.1 million of financial letters of credit related to the Lennar Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $22.4 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $10.9 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2015.

(d)
As of August 31, 2015, unrestricted cash and cash equivalents include $594.3 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, and $27.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement was as follows:

Liquidity test
(Dollars in thousands)	As of August 31, 2015
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$607,603
Consolidated interest incurred as calculated per the Credit Agreement (b)	$281,023
Liquidity (c)	2.16

(a)
Unrestricted cash and cash and cash equivalents at August 31, 2015 for the liquidity test calculation includes $594.3 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, plus $27.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $14.5 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended August 31, 2015 includes Lennar Homebuilding interest incurred of $284.3 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment warehouse facilities at August 31, 2015 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2016 (1)	$300,000
364-day warehouse repurchase facility that matures August 2016 (2)	600,000
364-day warehouse repurchase facility that matures August 2016	300,000
Totals	$1,200,000

(1)	Maximum aggregate commitment includes a $100 million accordion feature that is available 10 days prior to the end of each fiscal quarter through 20 days after each fiscal quarter end.

(2)	In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million for the first quarter of fiscal 2016.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $817.9 million and $698.4 million at August 31, 2015 and November 30, 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $853.3 million and $732.1 million, at August 31, 2015 and November 30, 2014, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At August 31, 2015, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2015 (1)	$400,000
364-day warehouse repurchase facility that matures March 2016	250,000
364-day warehouse repurchase facility that matures August 2016	250,000
Warehouse repurchase facility that matures August 2018 (2)	100,000
Totals	$1,000,000

(1)	The facility is expected to be renewed when it matures.

(2)
In August 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $321.5 million and $141.3 million as of August 31, 2015 and November 30, 2014, respectively and were collateralized by commercial mortgage loans. These warehouse repurchase facilities are non-recourse to us.
As of August 31, 2015 and November 30, 2014, the carrying amount of Rialto's 7.00% Senior Notes was $351.6 million and $351.9 million, respectively.
As of August 31, 2015 and November 30, 2014, the outstanding amount related to Rialto's Structured Notes was $31.4 million and $58.0 million, respectively.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During both the three and nine months ended August 31, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of August 31, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the three and nine months ended August 31, 2015, treasury stock increased by 0.5 million and 0.3 million shares of Class A common stock, respectively, due to activity related to our equity compensation plan. During the three months ended August 31, 2014, treasury stock increased by 0.3 million shares of Class A common stock due to the activity related to our equity compensation plan. During the nine months ended August 31, 2014, treasury stock decreased by 11.8 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Board of Directors.

On July 22, 2015, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 8, 2015, as declared by our Board of Directors on June 23, 2015. On October 7, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable November 5, 2015 to holders of record at the close of business on October 22, 2015.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2015, we had equity investments in 33 homebuilding and land unconsolidated entities (of which 4 had recourse debt, 5 had non-recourse debt and 24 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2014. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2015	2014	2015	2014
Revenues	$141,599	39,021	765,346	214,826
Costs and expenses	127,678	35,401	580,696	246,138
Other income	46,400	—	49,343	—
Net earnings (loss) of unconsolidated entities (1)	$60,321	3,620	233,993	(31,312)
Our share of net earnings (loss)	$16,216	(595)	62,146	3,016
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	$13,300	(2,080)	48,693	3,304
Our cumulative share of net earnings - deferred at August 31, 2015 and 2014, respectively			$22,218	10,444
Our investments in unconsolidated entities			$640,908	697,623
Equity of the unconsolidated entities			$2,404,720	2,339,757
Our investment % in the unconsolidated entities (3)			27%	30%

(1)
For the nine months ended August 31, 2015, net earnings of unconsolidated entities included the sale of approximately 300 homesites to us by El Toro, for $139.6 million, resulting in $49.3 million of gross profit of which our portion was deferred.

(2)
For the three months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $21.5 million of equity in earnings from El Toro due to a gain on debt extinguishment and the sale of homesites to a third party. For the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $64.5 million of equity in earnings from El Toro due to the sale of approximately 700 homesites and a commercial property to third parties and a gain on debt extinguishment. For the nine months ended August 31, 2014, Lennar Homebuilding equity in earnings from unconsolidated entities included $4.7 million of equity in earnings primarily as a result of third-party land sales by one unconsolidated entity.

(3)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$272,101	243,597
Inventories	2,704,359	2,889,267
Other assets	146,621	155,470
	$3,123,081	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$281,388	271,638
Debt	436,973	737,755
Equity	2,404,720	2,278,941
	$3,123,081	3,288,334
As of August 31, 2015 and November 30, 2014, our recorded investments in Lennar Homebuilding unconsolidated entities were $640.9 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2015 and November 30, 2014 was $734.1 million and $722.6 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value. During the three months ended August 31, 2015, we bought out the partner of one of our unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-term note. As a result, our $70.1 million investment in the unconsolidated entity was reclassified primarily to inventory.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2015	November 30, 2014
Debt	$436,973	737,755
Equity	2,404,720	2,278,941
Total capital	$2,841,693	3,016,696
Debt to total capital of our unconsolidated entities	15.4%	24.5%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2015	November 30, 2014
Land development	$587,838	535,960
Homebuilding	53,070	120,877
Total investments	$640,908	656,837
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2015	November 30, 2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$55,136	56,573
Non-recourse land seller debt or other debt	3,999	4,022
Non-recourse debt with completion guarantees (1)	98,192	442,854
Non-recourse debt without completion guarantees	257,246	209,825
Non-recourse debt to Lennar	414,573	713,274
Lennar’s maximum recourse exposure	22,400	24,481
Total debt	$436,973	737,755
Lennar’s maximum recourse exposure as a % of total JV debt	5%	3%

(1)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of land sales and debt extinguishment.
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

(In thousands)	August 31, 2015	November 30, 2014
Assets	$1,449,951	1,669,285
Liabilities	$202,012	557,261
Equity	$1,247,939	1,112,024
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both August 31, 2015 and November 30, 2014, we did not have any maintenance or joint and several guarantees related to our Lennar Homebuilding unconsolidated entities.
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
As of both August 31, 2015 and November 30, 2014, the fair values of the repayment and completion guarantees were not material. We believe that as of August 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 11 of the notes to our condensed consolidated financial statements).
In view of recent credit market conditions, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both August 31, 2015 and November 30, 2014, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2015 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2015	2016	2017	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$22,400	1,129	—	10,015	11,256	—
Debt without recourse to Lennar	414,573	8,170	90,365	50,611	261,428	3,999
Total	$436,973	9,299	90,365	60,626	272,684	3,999

(1)	Represents land seller debt and other debt.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2015:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$233,468	1,307,590	11,256	18,048	29,304	1,153,917	2%
Newhall Land Development	59,697	459,804	—	278	278	352,284	—
Runkle Canyon	50,545	130,020	—	—	—	129,089	—
Ballpark Village	42,654	117,434	—	25,235	25,235	85,307	23%
The Shipyard Communities (Hunters Point)	41,537	469,894	—	308,231	308,231	139,943	69%
Treasure Island Community Development	38,577	83,387	—	—	—	77,185	—
MS Rialto Residential Holdings	22,123	91,494	—	—	—	87,546	—
Krome Groves Land Trust	21,339	89,857	9,015	19,240	28,255	58,870	32%
Willow Springs Properties	18,975	34,128	—	—	—	32,217	—
LS Terracina	17,114	33,049	—	—	—	33,029	—
10 largest JV investments	546,029	2,816,657	20,271	371,032	391,303	2,149,387	15%
Other JVs	94,879	306,424	2,129	39,542	41,671	255,333	14%
Total	$640,908	3,123,081	22,400	410,574	432,974	2,404,720	15%
Land seller debt and other debt			—	3,999	3,999
Total JV debt			$22,400	414,573	436,973

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of August 31, 2015:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	90%	90%	90%	89%
Other JVs	10%	10%	10%	11%
Total	100%	100%	100%	100%
Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2015	August 31, 2015	November 30, 2014
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,525	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,150,000	100,000	88,123	95,195	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	275,883	33,799	30,982	30,431	20,226
Other investments						17,755	15,991
						$211,906	175,700
Rialto's share of earnings from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Rialto Real Estate Fund, LP	$4,158	10,291	7,948	22,524
Rialto Real Estate Fund II, LP	2,354	7,084	5,533	9,524
Rialto Mezzanine Partners Fund, LP	637	591	1,563	1,373
Other investments	441	2,007	2,538	9,845
Rialto equity in earnings from unconsolidated entities	$7,590	19,973	17,582	43,266
As manager of real estate funds, we are entitled to receive additional revenue through a carried interest if they meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These amounts of advance distributions are not subject to clawbacks but would serve to reduce future carried interest payments earned from the Rialto real estate funds.

	Three Months Ended	Nine Months Ended
	August 31,	August 31,
	2015	2015
Fund I (1)	$3,545	9,509
Fund II	1,051	6,342
Mezzanine	387	387
	$4,983	16,238

(1)
If Fund I had ceased operations and liquidated all its investments for their estimated fair values on August 31, 2015, we would have received $112.0 million with regard to our carried interest, which is net of $44.2 million already received as advanced distributions since inception of Fund I. Fund I did not cease operations and liquidate its investments on August 31, 2015, and the ultimate sum we will receive with regard to our carried interest in Fund I may be substantially higher or lower than $156.2 million, including the $44.2 million already received.

Rialto adopted a Carried Interest Incentive Plan (“Plan”) which provides participants in the Plan specified percentages of distributions made to a Rialto subsidiary from funds or other investment vehicles managed by the Rialto subsidiary. Some Rialto employees may receive up to 40% of the distributions received by the Rialto subsidiary.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$117,061	141,609
Loans receivable	504,675	512,034
Real estate owned	446,629	378,702
Investment securities	1,084,819	795,306
Investments in partnerships	411,182	311,037
Other assets	40,522	45,451
	$2,604,888	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$23,421	20,573
Notes payable	357,556	395,654
Equity	2,223,911	1,767,912
	$2,604,888	2,184,139
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$41,278	39,401	122,336	104,005
Costs and expenses	24,937	22,552	73,024	71,965
Other income, net (1)	60,106	181,877	121,457	334,915
Net earnings of unconsolidated entities	$76,447	198,726	170,769	366,955
Rialto equity in earnings from unconsolidated entities	$7,590	19,973	17,582	43,266
Rialto's investments in unconsolidated entities			$211,906	176,132
Equity of the unconsolidated entities			$2,223,911	1,694,370
Rialto's investment % in the unconsolidated entities			10%	10%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At August 31, 2015 and November 30, 2014, we had equity investments in 29 and 26 unconsolidated entities, respectively, that are engaged in multifamily residential developments (all of which had non-recourse debt or no debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In July 2015, the Lennar Multifamily segment completed the closing of the Venture for the development, construction and property management of class-A multifamily assets. With the first close, the Venture will have approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 19 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 6,100 apartments with projected project costs of $2.2 billion as of August 31, 2015. During the three months ended August 31, 2015, $156.1 million of the $1.1 billion in equity commitments were called, of which we contributed our portion of $78.3 million. As of August 31, 2015, the carrying value of our investment in the Venture was $77.1 million.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2015.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2015	November 30, 2014
Assets:
Cash and cash equivalents	$32,687	25,319
Operating properties and equipment	1,205,331	637,259
Other assets	23,760	14,742
	$1,261,778	677,320
Liabilities and equity:
Accounts payable and other liabilities	$159,562	87,151
Notes payable	394,841	163,376
Equity	707,375	426,793
	$1,261,778	677,320
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2015	2014	2015	2014
Revenues	$4,067	907	9,236	3,318
Costs and expenses	7,174	1,907	15,249	5,082
Other income, net	13,330	35,068	13,330	35,068
Net earnings of unconsolidated entities	$10,223	34,068	7,317	33,304
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$5,004	14,946	$4,404	14,689
Lennar Multifamily's investments in unconsolidated entities			$211,503	92,863
Equity of the unconsolidated entities			$707,375	357,757
Lennar Multifamily's investment % in the unconsolidated entities (2)			30%	26%

(1)
For both the three and nine months ended August 31, 2015, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities. For both the three and nine months ended August 31, 2014, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $14.7 million share of gains as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities.

(2)
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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at August 31, 2015 and 2014:

	Controlled Homesites
August 31, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,651	48	15,699	44,762	60,461
Central	4,880	1,135	6,015	20,926	26,941
West	3,092	4,829	7,921	38,915	46,836
Southeast Florida	4,298	446	4,744	8,415	13,159
Houston	2,329	—	2,329	11,913	14,242
Other	1,494	—	1,494	6,668	8,162
Total homesites	31,744	6,458	38,202	131,599	169,801

	Controlled Homesites
August 31, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	8,266	188	8,454	47,763	56,217
Central	6,868	1,135	8,003	20,892	28,895
West	1,878	5,359	7,237	38,716	45,953
Southeast Florida	2,876	446	3,322	8,823	12,145
Houston	1,575	3	1,578	12,412	13,990
Other	1,602	—	1,602	7,182	8,784
Total homesites	23,065	7,131	30,196	135,788	165,984
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
During the nine months ended August 31, 2015, consolidated inventory not owned decreased by $0.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2015. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $86.3 million and $85.6 million at August 31, 2015 and November 30, 2014, respectively. Additionally, we had posted $42.8 million and $34.5 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2015 and November 30, 2014, respectively.

Contractual Obligations and Commercial Commitments
During the nine months ended August 31, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% Senior Notes and $500 million aggregate principal amount of our 4.750% Senior Notes.
The following summarizes our contractual debt obligations as of August 31, 2015:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2015	December 1, 2015 through November 30, 2016	December 1, 2016 through November 30, 2018	December 1, 2018 through November 30, 2020	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,261,862	30,965	348,003	1,193,475	1,887,690	1,801,729
Lennar Financial Services - Notes and other debts payable	817,904	817,904	—	—	—	—
Rialto - Notes and other debts payable (2)	774,244	322,789	67,287	32,556	351,612	—
Interest commitments under interest bearing debt (3)	1,132,864	64,829	266,486	413,048	204,385	184,116
Operating leases	161,343	10,722	36,097	57,454	33,068	24,002
Other contractual obligations (4)	474,627	108,906	365,721	—	—	—
Total contractual obligations (5)	$8,622,844	1,356,115	1,083,594	1,696,533	2,476,755	2,009,847

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table.

(2)
Amount includes notes payable and other debts payable of $351.6 million related to Rialto's 7.00% Senior Notes, $60.6 million related to Rialto's 5-year senior unsecured note, $321.5 million related to the RMF warehouse repurchase financing agreements and $31.4 million related to Rialto's Structured Notes with an estimated final payment date of December 15, 2015.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of August 31, 2015.

(4)
Amount includes $425.7 million remaining equity commitment to fund the Venture for further expenses related to the construction and development of the projects, $26.7 million of remaining commitments to fund a Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing, $11.9 million of commitments to fund Rialto's Fund II, $2.8 million of commitments to fund Rialto's Mezzanine Fund and $7.5 million of commitments to fund loans to RMF.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $40.1 million as of August 31, 2015, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2015, we had access to 38,202 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2015, we had $86.3 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $42.8 million of letters of credit in lieu of cash deposits under certain option contracts.
At August 31, 2015, we had letters of credit outstanding in the amount of $429.0 million (which included the $42.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $1.2 billion, which includes $223.4 million related to a pending litigation case. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2015, there were approximately $470.7 million, or 38%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.5 billion at August 31, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $748.2 million as of August 31, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2015, we had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through November 2015 and open future contracts in the amount of $620.0 million with settlement dates through June 2022.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2014. Even though our critical accounting policies have not changed in any significant way during the nine months ended August 31, 2015, the following provides additional disclosures about Rialto's management fee revenue accounting policy.
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
During the nine months ended August 31, 2015, we issued an additional $250 million aggregate principal amount of our 4.50% senior notes due 2019 and $500 million aggregate principal amount of our 4.750% senior notes due 2025.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2015

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2015	2016	2017	2018	2019	2020	Thereafter	Total	2015
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$11.8	291.6	406.1	654.6	1,378.8	2.9	1,801.7	4,547.5	5,485.2
Average interest rate	2.5%	5.9%	12.0%	5.6%	4.4%	3.7%	4.1%	5.2%	—
Variable rate	$19.2	56.4	63.8	69.0	506.0	—	—	714.4	752.0
Average interest rate	3.5%	2.9%	2.9%	2.2%	2.0%	—	—	2.2%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.3	37.0	1.1	1.1	351.6	—	—	392.1	418.7
Average interest rate	3.7%	4.5%	5.9%	5.9%	7.0%	—	—	6.7%	—
Variable rate	$321.5	30.3	30.3	—	—	—	—	382.1	382.0
Average interest rate	2.5%	4.5%	4.5%	—	—	—	—	2.8%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$817.9	—	—	—	—	—	—	817.9	817.9
Average interest rate	2.3%	—	—	—	—	—	—	2.3%	—

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $99 million as of August 31, 2015. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, we would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that we will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimates the appeal of the case will be concluded.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2015:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2015	3,085	$49.50	—	6,218,968
July 1 to July 31, 2015	429,845	$51.20	—	6,218,968
August 1 to August 31, 2015	—	$—	—	6,218,968

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

Item 3 - 5. Not Applicable

Item 6. Exhibits

10.23.
Second Amendment to Master Repurchase Agreement, dated August 17, 2015, among JPMorgan Chase Bank, N.A., as a Buyer and as Administrative Agent for the Buyers named from time to time party thereto, Universal American Mortgage Company of California and Universal American Mortgage Company, LLC, as Sellers, and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and Second Amended and Restated Administration Agreement, dated as of August 17, 2015, by and among JPMorgan Chase Bank, N.A., as a Buyer and as Administrative Agent for the Buyers named from time to time thereunder, and Universal American Mortgage Company of California and Universal American Mortgage Company, LLC, as Sellers-filed herewith.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, filed on October 9, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 9, 2015	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 9, 2015	/s/ David M. Collins
David M. Collins
Controller