Form 10-K
period 2015-11-30
LENNAR CORP /NEW/
filed 2016-01-22
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (169,491,884 shares of Class A common stock and 9,727,576 shares of Class B common stock) as of May 31, 2015, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $8,278,307,330.
As of December 31, 2015, the registrant had outstanding 180,111,931 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2016.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of real estate related financial services, a commercial real estate, investment management and finance company through our Rialto segment and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.
Our homebuilding operations are the most substantial part of our business, comprising $8.5 billion in revenues, or approximately 89% of consolidated revenues in fiscal 2015. As of November 30, 2015, we had grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” As of November 30, 2015, our reportable homebuilding segments and Homebuilding Other have operations located in:
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
Strategy
In addition to focusing on growing our core operating platforms, Lennar Homebuilding and Lennar Financial Services, we have also been focusing on maximizing the value of our other businesses. In July 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets.
On July 2, 2015, we, through our wholly-owned subsidiaries, entered into a Contribution Agreement, as amended on December 17, 2015, pursuant to which the entities that own the Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point (the “Shipyard Venture”) master planned mixed-used developments in California will be combined under a single holding company, together with the existing FivePoint Communities management company. A portion of the assets in the Shipyard Venture will be retained by us and our Shipyard Venture partner. The transactions under the Contribution Agreement are conditioned upon the holding company completing an initial public offering.
Further, in 2015, our Rialto business completed the first closing of over $510 million in commitments from investors in its third real estate investment fund ("Fund III") including $100 million committed by Rialto.

A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 24,292 new homes in 2015. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 1997, we completed the spin-off of our then commercial real estate business, LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we started and expanded our homebuilding operations in the Atlanta, Oregon, Seattle and Nashville markets. We have been strengthening and expanding our competitive position through strategic purchases of land at favorable prices since 2009. We have implemented a soft pivot strategy, which focuses on a lighter land model and moderate growth while maintaining strong operating margins. In addition, during the last few years we have also focused on developing and expanding our ancillary and complementary platforms, including Rialto, Lennar Multifamily and FivePoint Communities, a consolidated joint venture that was formed to manage master planned mixed use developments.
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

•
Acquiring parcels of land through joint ventures, which among other benefits, limits the amount of our capital invested in land while increasing our access to potential future homesites and allowing us to participate in strategic ventures;

•	Acquiring land in conjunction with Lennar Multifamily; and

•	Acquiring distressed assets from banks and opportunity funds, often through relationships established by our Rialto segment.
At November 30, 2015, we owned 125,914 homesites and had access through option contracts to an additional 39,949 homesites, of which 33,491 homesites were through option contracts with third parties and 6,458 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2014, we owned 132,679 homesites and had access through option contracts to an additional 31,890 homesites, of which 24,855 homesites were through option contracts with third parties and 7,035 homesites were through option contracts with unconsolidated entities in which we have investments.
Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2015, we were actively building and marketing homes in 665 communities, including 3 communities being constructed by unconsolidated entities.
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
Marketing
We offer a diversified line of homes for first-time, move-up, active adult and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program simplifies the home buying experience by including the most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard features and competitive pricing, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, our advances in including solar powered technology and home automation in certain of the homes we sell, enhance our brand and improves our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors.
Our marketing strategy is primarily focused on advertising through various digital channels including paid search, display advertising, social media and e-mail marketing all of which drive traffic to our website, www.lennar.com, which has allowed us to attract more qualified and knowledgeable homebuyers. However, we also continue to advertise through more traditional media, including newspapers, radio advertisements and other local and regional publications and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customer being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
Quality Service
We continually strive to improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. We strive to create a quality home buying experience for our customers through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, which we believe leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes and by other similar factors.
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

Local Operating Structure and Centralized Management
We balance a local operating structure with centralized corporate level management. Our local operating structure consists of homebuilding divisions across the country, which are generally managed by a division president, a controller and personnel focused on land entitlement, acquisition and development, sales, construction, customer service and purchasing. This local operating structure gives our division presidents and their teams, who generally have significant experience in the homebuilding industry, and in most instances, in their particular markets, the flexibility to make local operating decisions, including land identification, entitlement and development, the management of inventory levels for our current sales volume, community development, home design, construction and marketing of our homes. We centralize at the corporate level decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems.
Deliveries
We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $344,000 in fiscal 2015, compared to $326,000 in fiscal 2014 and $290,000 in fiscal 2013.
The table below indicates the number of deliveries for each of our current reportable homebuilding segments and Homebuilding Other during our last three fiscal years:

	Years Ended November 30,
	2015	2014	2013
East	9,251	7,824	6,941
Central	3,719	3,156	2,814
West	5,245	4,141	3,323
Southeast Florida	2,264	2,086	1,741
Houston	2,452	2,482	2,266
Other	1,361	1,314	1,205
Total	24,292	21,003	18,290
Of the total home deliveries listed above, 83, 32 and 56 represent deliveries from unconsolidated entities for the years ended November 30, 2015, 2014 and 2013, respectively.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2015, compared to 17% and 16% in 2014 and 2013, respectively. The cancellation rate for the year ended November 30, 2015 was within a range that is consistent with historical cancellation rates. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2016. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The table below indicates the backlog dollar value for each of our current reportable homebuilding segments and Homebuilding Other as of the end of each of our last three fiscal years:

	November 30,
(In thousands)	2015	2014	2013
East	$741,528	672,204	600,257
Central	477,674	310,726	195,762
West	671,524	437,492	257,498
Southeast Florida	186,570	214,606	215,988
Houston	208,076	225,737	180,665
Other	192,379	113,563	169,431
Total	$2,477,751	1,974,328	1,619,601
Of the total dollar value of homes in backlog listed above, $62.4 million, $39.8 million and $2.5 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2015, 2014 and 2013, respectively.

Lennar Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduce the amount we invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2015 and 2014, we had 34 and 35 Lennar Homebuilding unconsolidated joint ventures, respectively, in which we were participating, and our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $11.0 million and $24.5 million, respectively.
Ancillary Businesses
We have ancillary business activities that are related to our homebuilding business, but are not components of our core homebuilding operations.
FivePoint Communities - In 2011, we transferred the management of several large properties in California to FivePoint Communities Management, Inc., a consolidated joint venture. FivePoint Communities is currently undertaking six master planned mixed-use developments, three in Southern California and three in or near San Francisco. These developments are planned for a total of 50,000 homesites and 20 million square feet of commercial space, as well as parks and sports and entertainment venues. On July 2, 2015, we, through our wholly-owned subsidiaries, entered into a Contribution Agreement, as amended on December 17, 2015, pursuant to which the entities that own the Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point (the “Shipyard Venture”) master planned mixed-used developments in California will be combined under a single holding company, together with the existing FivePoint Communities management company. A portion of the assets in the Shipyard Venture will be retained by us and our Shipyard Venture partner. The transactions under the Contribution Agreement are conditioned upon the holding company completing an initial public offering.
Sunstreet - Lennar’s solar business is currently focused on providing homeowners in California, Colorado, Maryland, Nevada and Texas through its solar purchase or lease programs, a high-efficiency solar system that generates much of a home's annual expected energy needs.
Lennar Financial Services Operations
Mortgage Financing
We primarily offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other products to buyers of our homes and others through our financial services subsidiary, Universal American Mortgage Company, LLC, which includes Universal American Mortgage Company, LLC, d/b/a Eagle Home Mortgage, from locations in most of the states in which we have homebuilding operations, as well as some other states. In 2015, our financial services subsidiaries provided loans to 82% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy purchasers of our homes have access to financing.
During 2015, we originated approximately 32,600 residential mortgage loans totaling $8.9 billion, compared to 23,300 residential mortgage loans totaling $6.0 billion during 2014. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2015, our Lennar Financial Services warehouse facilities had a maximum aggregate commitment of $1.4 billion including an uncommitted amount of $250 million. The facilities have various maturity dates and we expect the facilities to be renewed or replaced with other facilities when they mature. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
Title and Other Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2015, we provided title and closing services for approximately 108,600 real estate transactions, and issued approximately 263,500 title insurance policies through our underwriter, North American Title Insurance Company, compared to 90,700 real estate transactions and 220,400 title insurance policies during 2014. Title and closing services by agency subsidiaries are provided in Arizona, California, Colorado, Delaware, District of Columbia, Georgia, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan,

Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. Title insurance services are provided in 40 states.
We also provide our homebuyers and others with personal lines, property and casualty insurance products through our insurance agency subsidiary, North American Advantage Insurance Services, LLC, which operates in the same states as our homebuilding divisions, as well as other states. During 2015, we issued, as agent, approximately 10,700 new homeowner policies and renewed approximately 17,200 homeowner policies.
Rialto Operations
The Rialto segment is a commercial real estate, investment management, and finance company. Rialto’s primary focus is to manage third-party capital and to originate commercial mortgage loans which it sells into securitizations. It also has invested its own capital in mortgage loans, properties and real estate related securities.
Rialto is the sponsor of and an investor in private equity vehicles, listed in the table below, that invest in and manage real estate related assets and other related investments:

Private Equity Vehicle	Inception Year	Purpose	Commitment
Rialto Real Estate Fund, LP	2010	Invest in distressed real estate assets and other related investments	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	Invest in distressed real estate assets and other related investments	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	Invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets	$300 million (including $34 million by us)
Rialto Capital CMBS Fund, LP	2014	Invest in commercial mortgage-backed securities B-pieces ("CMBS") with some portion of the collateral being originated by our loan and securitization business.	$71 million (including $24 million by us)
Rialto Real Estate Fund III	2015	Invest in commercial real estate related debt and preferred equity opportunities of all types, as well as value add real estate acquisitions and real estate property requiring repositioning	$510 million (including $100 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. In addition, Rialto owns general partner interests in each of the funds, which entitle it to a share of the sums distributed by the funds after investors have recovered their investments and received specified internal rates of return on those investments. For Funds I, II and III, in order to protect investors in the Funds, we agreed that while the Funds were seeking investments (which no longer is the case with regard to Fund I and Fund II) we would not make investments that are suitable for the applicable Fund, except to the extent an Advisory Committee of the Fund decides that the Fund should not make particular investments, with an exception enabling us to purchase properties for use in connection with our homebuilding operations.
Rialto Mortgage Finance ("RMF") originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. As of November 30, 2015, RMF has secured four warehouse repurchase financing agreements maturing between 2016 and 2018 with commitments totaling $1.0 billion to help finance the loans it makes. This business has become a significant contributor to Rialto segment's revenues.
As manager of real estate funds, our Rialto segment is entitled to receive additional revenue through carried interests if they meet certain performance thresholds. During the year ended November 30, 2015 and 2014, the Company received $20.0 million and $34.7 million, respectively, of advance distributions with regard to Rialto's carried interests in the Rialto real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in the funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds.
In 2010, our Rialto segment acquired distressed residential and commercial real estate loans and real estate owned ("REO") properties from three financial institutions (“Bank Portfolios”). We paid $310 million for the Bank Portfolios, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended to December 2016.

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
Lennar Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Currently, we primarily use third-party management companies to rent the apartments though we anticipate renting the apartments through our own entities in the future.
Our net investment in the Lennar Multifamily segment as of November 30, 2015 and 2014 was $348.4 million and $203.7 million, respectively. During each of the years ended November 30, 2015 and 2014, our Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in the segment's $22.2 million and $14.7 million share of gains, respectively, which are included in Lennar Multifamily equity in earnings (loss) from unconsolidated entities.
Our Lennar Multifamily segment had equity investments in 29 unconsolidated entities (including the Venture) and 26 unconsolidated entities as of November 30, 2015 and 2014, respectively. As of November 30, 2015, our Lennar Multifamily segment had interests in 46 communities with development costs of approximately $4.0 billion, of which five communities were completed and operating, four communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2015, our Lennar Multifamily segment had a pipeline of future projects totaling $2.5 billion in assets across a number of states that will be developed primarily by unconsolidated entities.
In July 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. The Venture has approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 22 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 7,100 apartments with projected project costs of $2.4 billion as of November 30, 2015. During the year ended November 30, 2015, $275.5 million of the $1.1 billion in equity commitments were called, of which the Company contributed its portion of $125.7 million, resulting in a remaining equity commitment of $378.3 million.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items;

•	Innovative home designs, such as our NextGen® homes that provide both privacy and togetherness for the multi-generational families;

•	Financial position, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets, primarily through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes; and

•	Quality construction and home warranty programs, which are supported by a responsive customer care team.
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
The business of Rialto, and the funds it manages, of purchasing distressed real estate related assets is highly competitive and fragmented. A number of entities and funds have been formed in recent years for the purpose of acquiring real estate related assets at discounted prices and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete with these and other purchasers of distressed assets. We compete in the marketplace for distressed real estate related asset portfolios based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. We believe that the major factor distinguishing us from the competition is that our team is made up of managers who are already in place working out loans and dealing with similar borrowers. Additionally, because of the high number of loans made to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of these assets. We believe that these factors, together with our ownership of a mortgage services firm, puts us ahead of many of our competitors. In marketing the real estate investment funds it sponsors, Rialto competes with a large variety of asset managers, including investment banks and other financial institutions and real estate investment firms.
Rialto’s RMF business competes with other commercial mortgage lenders in a competitive market and its profitability depends on our ability to originate commercial real estate loans and sell them into securitizations at attractive prices. Some of our competitors may have a lower cost of funds than we do and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or make different risk assessments, than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. We believe that our major distinction from many of our competitors is that our team is made up of highly seasoned managers who have been originating and securitizing loans for over 25 years with long-standing relationships and can leverage Rialto’s/Lennar’s infrastructure facilities for a rapid market entrance as well as Rialto’s current underwriting platform.
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
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors. Recent National Labor Relations Board decisions may give support to these efforts if they are upheld on appeal.
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. A recent decision of the California Supreme Court will delay the start of one of the master planned mixed-use developments in California being undertaken by FivePoint Communities management company.
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
Our mortgage and title subsidiaries must comply with applicable real estate, lending and insurance laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations.
Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities, our failure to comply with such laws could have a material adverse effect on us. We are also subject to regulations promulgated by the Federal Consumer Financial Protection Bureau regarding residential mortgage loans.
Because Rialto manages real estate asset investments, mezzanine loan and CMBS funds and two entities partly owned by the FDIC, one of Rialto's entities is registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers. Our RMF subsidiary must comply with laws and regulations applicable to commercial mortgage lending. Rialto or its subsidiaries must be licensed in states in which they make loans and must comply with laws and regulations in those states.
Associates
At November 30, 2015, we employed 7,749 individuals of whom 4,138 were involved in the Lennar Homebuilding operations, 2,914 were involved in the Lennar Financial Services operations, 392 were involved in the Rialto operations and 305 were involved in the Lennar Multifamily operations, compared to November 30, 2014, when we employed 6,825 individuals of whom 3,578 were involved in the Lennar Homebuilding operations, 2,707 were involved in the Lennar Financial Services operations, 383 were involved in the Rialto operations and 157 were involved in the Lennar Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 15, 2015, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.

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
The following are what we believe to be the principal risks that could materially affect us and our businesses.
Market and Economic Risks
The homebuilding recovery has continued its progression at a slow and steady pace; however, a downturn in the recovery or decline in economic conditions could adversely affect our operations.
In fiscal 2015, we experienced a steadily improving housing market, and in our business we saw an increase in new sales contracts signed and home deliveries compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the numbers of homes we could sell and the prices for which we could sell them. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or economic conditions were to worsen, the resulting decline in demand for new homes would negatively impact our business, results of operations and financial condition.
During the prior economic downturn, we had to take significant write-downs on the carrying values of land we owned and of option values. A future decline in land values could result in similar write-downs.
Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or lots at a cost we will not be able to recover fully, or on which we cannot build and sell homes profitably. This is particularly true when entitled land becomes increasingly scarce, as it has recently, and the cost of purchasing such land may be relatively high. Also, there can be significant fluctuations in the value of our owned undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for lower than anticipated profit margins or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. When demand for homes fell during the recent recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write downs with regard to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, we have recently been experiencing increases in the prices of labor and materials above the general inflation rate.

Homebuilding, mortgage lending, distressed asset investing and multifamily rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
Homebuilding. The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials, skilled management and labor resources. We compete in each of our markets with numerous national, regional and local homebuilders. We also compete with sellers of existing homes, including foreclosed homes, and with rental housing. These competitive conditions can reduce the number of homes we deliver, negatively impact our selling prices, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or other terms.
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
Lennar Multifamily. Our multifamily rental business competes with other multifamily apartment developers and operators at locations across the United States where we have investments in rental properties. We also compete in securing capital, partners and equity, and we compete in securing tenants with the large supply of already existing rental apartments. These competitive conditions could negatively impact the ability of the ventures in which we are participating to find renters for the apartments they are building or the prices for which those apartments can be rented.
Rialto. There are many firms and investment funds that compete with Rialto in trying to acquire distressed mortgage debt, foreclosed properties and other real estate related assets that have been adversely affected by the recent recession or otherwise. At least some of the firms with which Rialto competes, or will compete, for investment opportunities have, or will have, a cost of funds or targeted investment return that is lower than that of Rialto or the funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for Rialto or the funds it manages. Our RMF business competes with national and regional banks as well as smaller community banks within the various markets in which we operate and non-bank lenders, many of which are far larger than RMF or have access to lower cost funds than we do.
Operational Risks
We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.
As a homebuilder, we are subject in the ordinary course of our business to warranty and construction defect claims. We are also subject to claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur.
Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.
We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.
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
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. During 2015, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition restricts our ability to pass additional costs of materials and labor on to homebuyers.
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
Our business requires that we be able to finance the development of our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2015, we had a $1.6 billion revolving credit facility ("Credit Facility"), which includes a $163 million accordion feature, subject in part to additional commitments. If market conditions strengthen to the point that we need additional funding but we are not able to increase our Credit Facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
We have a Credit Facility that is available for us to use to help finance our homebuilding operations, acquisitions and other activities. The agreement governing our Credit Facility (the “Credit Agreement”) makes it a default for us if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with covenants, including covenants regarding various financial ratios. In addition, our Lennar Financial Services segment has warehouse facilities to finance its lending activities and our Rialto segment has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. Further, Rialto's 7.00% Senior Notes due 2018 contain restrictive covenants imposing operational and financial restrictions on our Rialto segment, including restrictions that may limit Rialto’s ability to sell assets, pay dividends or make other distributions, enter into transactions with affiliates or incur additional indebtedness. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes and convertible senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2015, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $5.4 billion. The indentures governing our senior notes and convertible senior notes do not restrict the incurrence of future secured or unsecured debt by us, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:

•	we may be more vulnerable to general adverse economic and homebuilding industry conditions;

•	we may have to pay higher interest rates upon refinancing indebtedness if interest rates rise, thereby reducing our earnings and cash flows;

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
We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.
We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At November 30, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $1.3 billion, which includes $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.
Our Lennar Financial Services segment and RMF have warehouse facilities that mature between 2016 and 2018, and if we cannot renew or replace these facilities, we may have to reduce our mortgage lending activities.
Our Lennar Financial Services segment has an aggregate committed and uncommitted amount under three warehouse repurchase credit facilities that totaled $1.4 billion as of November 30, 2015, all of which will mature during 2016. Our Lennar Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, the commercial mortgage lender in our Rialto segment, has an aggregate committed amount under four warehouse repurchase credit facilities that totaled $1.0 billion as of November 30, 2015, all of which will mature between 2016 and 2018. RMF uses these facilities to finance its mortgage origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Lennar Financial Services segment and RMF, as applicable, which would have a material adverse impact on our financial results.
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
Several of the joint ventures in which we participate may in the relatively near future be required to repay, refinance, renegotiate or extend their borrowings. If any of those joint ventures are unable to do this, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the borrowings and to conduct the activities for which they were formed, which could adversely affect our financial position.
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
Our corporate credit rating and ratings of our senior notes and convertible senior notes affect, among other things, our ability to access new capital, especially debt. A substantial portion of our access to capital is through the issuance of senior notes and convertible senior notes, of which we have $4.7 billion outstanding, net of debt issuance costs and excluding Rialto's 7.00% senior notes due 2018, as of November 30, 2015. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. The uncertainties in the mortgage markets, including the recent tightening of credit standards and increased government regulation, could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these have been tighter lending standards such as higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyer's effective cost of the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Our Lennar Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.
Approximately 50% of the mortgage loans made by our Lennar Financial Services segment in 2015 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Lennar Financial Services segment would be adversely affected by a decrease in refinance transactions, such as the decrease that we experienced during the first half of fiscal 2014 and probably would experience again if mortgage interest rates rise.
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
We may be liable for certain limited representations and warranties we make in connection with sale of loans.
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain limited representations and warranties we make in connection with such sales. Mortgage investors could seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations or warranties. In addition, when we sell loans to securitization trusts or other purchasers in our Rialto segment, we give limited industry standard representations and warranties about the loans, which, if incorrect, may require us to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
New mortgage products that we may offer may expose us to liability.
Through our Lennar Financial Services segment, we offer non-Qualified Mortgage loan products which, unlike Qualified Mortgages, do not benefit from a presumption that when the loan is made the borrower has the ability to repay the loan. While we have taken substantial steps to try to mitigate exposure to bad credits and to insure that as to each loan we have made a reasonable determination that the borrower will have the ability to repay the loan, this type of product has increased risk and exposure to litigation and claims of borrowers. If we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower's ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan.
If real estate Rialto acquires through foreclosures is not properly valued when it is acquired, we could be required to take valuation charge-offs, which would reduce our earnings.
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
New or modified regulations and related regulatory guidance focused on the financial industry may have adverse effects on aspects of our businesses. For example, in October 2014, final rules were promulgated under the Dodd-Frank Wall Street Reform Act that require mortgage lenders or third-party B-piece buyers to retain a portion of the credit risk related to securitized loans. We have determined that these rules do not affect our residential mortgage lending operations at this time; however, the new rules may adversely impact our RMF subsidiary's commercial mortgage lending operations. While we are still assessing the impact of the new rules on the market, we believe that the rules may reduce the price of commercial mortgage-backed securities ("CMBS") and limit the overall volume of CMBS related loan purchases, which could impact the financial results of our RMF business. In addition, if our residential mortgage lending operations became subject to these rules in the future, that would substantially increase the amount we would have to invest in our mortgage lending operations and increase our risks with regard to loans we originate and sell in the secondary mortgage market.
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
We could be hurt by efforts to impose joint employer liability on persons with regard to labor law violations by other persons whose employees perform contracted services.
The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work related laws by firms whose employees are performing contracted for services. The National Labor Relations Board recently ruled that a firm could be held responsible for labor violations by its contractors. If that ruling is upheld on appeal, it could make us responsible for labor violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
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
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other persons. We establish reserves against legal claims and we believe that, in general, they will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have a material adverse effect on our results of operations for the periods when we are required to make the payments. We have a substantial judgment against us in a contract suit, which we have bonded and are appealing as disclosed in Item 3. Legal Proceedings.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and protect our information technology, computer intrusion efforts are becoming increasingly sophisticated, and even the enhanced controls we have installed might be breached. If our IT systems cease to function properly, we could suffer interruptions in our operations. If our cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about purchasers of our homes or borrowers from our mortgage lending subsidiaries. This could damage our reputation and require us to incur significant costs to repair or restore the security of our computer systems.
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
Fund II, of which our Rialto segment owns an interest and for which it performs asset management services, owns an interest in a joint venture which holds real estate assets in Spain. Expansion of our services and investments in Spain and any expansion into other international markets in the future, could result in operational problems not typically experienced in the United States. Our activities outside the United States are subject to risks associated with doing business internationally, including fluctuations in currency exchange rates, the implementation of currency controls, material changes in a specific country’s or region’s political or economic conditions, differences in the legal and regulatory systems, reputational risks and cultural differences which may lead to competitive disadvantages due to our need to comply with U.S. securities and anti-bribery laws. There also are tax consequences of doing business outside the U.S., both under U.S. tax laws and under the tax laws of the countries in which we do business.

We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
At November 30, 2015, we had state tax net operating loss (“NOL”) carryforwards totaling $120.7 million that will expire between 2016 and 2035. As of November 30, 2015, state tax NOL carryforwards totaling $0.1 million will expire over the next twelve months, if sufficient taxable income is not generated in the applicable states to utilize the net operating losses. At November 30, 2015, we had a valuation allowance of $5.9 million, primarily related to state tax NOL carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our NOLs, we may have to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.
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
Stuart A. Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities, of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 44% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to cause our stockholders to approve actions that are contrary to our other stockholders' desires.
The trading price of our Class B common stock normally is lower than that of our Class A common stock.
The only difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to 10 votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the New York Stock Exchange ("NYSE") normally is substantially lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in restrictions on land development in certain areas and increased energy, transportation and raw material costs, or cause us to incur compliance expenses that we will be unable fully to recover, which could reduce our housing gross profit margins and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 22, 2016:

Name	Position	Age
Stuart A. Miller	Chief Executive Officer	58
Richard Beckwitt	President	56
Jonathan M. Jaffe	Vice President and Chief Operating Officer	56
Bruce E. Gross	Vice President and Chief Financial Officer	57
Diane J. Bessette	Vice President and Treasurer	55
Mark Sustana	Secretary and General Counsel	54
David M. Collins	Controller	46
Mr. Miller is one of our Directors and has served as our Chief Executive Officer since 1997. Mr. Miller served as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us.
Mr. Beckwitt served as our Executive Vice President from March 2006 to 2011. Since April 2011, Mr. Beckwitt has served as our President. Mr. Beckwitt also serves on the Board of Directors of Eagle Materials Inc., and previously served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company.
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
We have been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether we are required by a contract we entered into in 2005 to purchase a property in Maryland. After entering into the contract, we later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering us to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. We believe the decision is contrary to applicable law and have appealed the decision. We do not believe it is probable that a loss has occurred and, therefore, no liability has been recorded with respect to this case.
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $103 million as of November 30, 2015. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, we would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
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
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the New York Stock Exchange, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2015	2014	2015	2014
First	$51.51 - 41.25	$44.40 - 34.09	4¢	4¢
Second	$53.67 - 44.76	$44.30 - 37.32	4¢	4¢
Third	$56.04 - 45.78	$42.67 - 35.74	4¢	4¢
Fourth	$54.23 - 46.23	$48.00 - 37.50	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2015	2014	2015	2014
First	$41.21 - 32.75	$36.56 - 28.65	4¢	4¢
Second	$42.59 - 36.14	$36.31 - 31.63	4¢	4¢
Third	$46.55 - 37.61	$35.98 - 30.06	4¢	4¢
Fourth	$45.69 - 38.23	$38.58 - 30.96	4¢	4¢
As of December 31, 2015, the last reported sale price of our Class A common stock was $48.91 and the last reported sale price of our Class B common stock was $40.18. As of December 31, 2015, there were approximately 751 and 540 holders of record of our Class A and Class B common stock, respectively.
On January 13, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 11, 2016, to holders of record at the close of business on January 28, 2016. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2015:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2015	—	$—	—	6,218,968
October 1 to October 31, 2015	1,130	$48.89	—	6,218,968
November 1 to November 30, 2015	—	$—	—	6,218,968

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

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2010 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2010	2011	2012	2013	2014	2015
Lennar Corporation	$100	122	255	241	320	348
Dow Jones U.S. Home Construction Index	$100	107	195	203	243	275
Dow Jones U.S. Total Market Index	$100	107	124	163	189	193

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2011 through 2015. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Results of Operations:
Revenues:
Lennar Homebuilding	$8,466,945	7,025,130	5,354,947	3,581,232	2,675,124
Lennar Financial Services	$620,527	454,381	427,342	384,618	255,518
Rialto	$221,923	230,521	138,060	138,856	164,743
Lennar Multifamily	$164,613	69,780	14,746	426	—
Total revenues	$9,474,008	7,779,812	5,935,095	4,105,132	3,095,385
Operating earnings (loss):
Lennar Homebuilding (1)	$1,271,641	1,033,721	733,075	258,985	109,505
Lennar Financial Services	$127,795	80,138	85,786	84,782	20,729
Rialto	$33,595	44,079	26,128	11,569	63,457
Lennar Multifamily	$(7,171)	(10,993)	(16,988)	(5,884)	(461)
Corporate general and administrative expenses	$216,244	177,161	146,060	127,338	95,256
Earnings before income taxes	$1,209,616	969,784	681,941	222,114	97,974
Net earnings attributable to Lennar (2)	$802,894	638,916	479,674	679,124	92,199
Diluted earnings per share	$3.46	2.80	2.15	3.11	0.48
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$14,419,509	12,923,151	11,239,885	10,323,177	9,114,802
Debt:
Lennar Homebuilding	$5,025,130	4,661,266	4,165,792	3,971,348	3,332,781
Rialto	$771,728	617,077	437,161	569,154	755,650
Lennar Financial Services	$858,300	704,143	374,166	457,994	410,134
Lennar Multifamily	$—	—	13,858	—	—
Stockholders’ equity	$5,648,944	4,827,020	4,168,901	3,414,764	2,696,468
Total equity	$5,950,072	5,251,302	4,627,470	4,001,208	3,303,525
Shares outstanding (000s)	211,146	205,039	204,412	191,548	188,403
Stockholders’ equity per share	$26.75	23.54	20.39	17.83	14.31
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	24,292	21,003	18,290	13,802	10,845
New orders	25,106	22,029	19,043	15,684	11,412
Backlog of home sales contracts	6,646	5,832	4,806	4,053	2,171
Backlog dollar value	$2,477,751	1,974,328	1,619,601	1,160,385	560,659

(1)
Lennar Homebuilding operating earnings include $30.1 million, $9.9 million, $7.5 million, $15.6 million and $38.0 million of inventory valuation adjustments for the years ended November 30, 2015, 2014, 2013, 2012 and 2011, respectively. In addition, operating earnings include $1.6 million, $4.6 million, $12.1 million and $8.9 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments for the years ended November 30, 2015, 2014, 2012 and 2011, respectively, and $10.5 million of valuation adjustments to our investments in unconsolidated entities for the year ended November 30, 2011.

(2)
Net earnings attributable to Lennar for the year ended November 30, 2015 includes $390.4 million tax provision for income taxes, compared to $341.1 million tax provision for income taxes in the year ended November 30, 2014. Net earnings attributable to Lennar for the year ended November 30, 2013 includes $177.0 million net tax provision, which included a tax benefit of $67.1 million for a valuation allowance reversal. Net earnings attributable to Lennar for the year ended November 30, 2012 includes $435.2 million of benefit for income taxes, which includes a reversal of the majority of our deferred tax asset valuation allowance of $491.5 million, partially offset by a tax provision for fiscal year 2012 pre-tax earnings. Net earnings attributable to Lennar for the years ended November 30, 2011 includes $14.6 million of benefit for income taxes, primarily due to settlements with various taxing authorities.

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

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this annual report include statements regarding: our belief that the housing market will continue its steady and slow recovery, and our belief regarding the drivers of such recovery; our belief that we will continue to see lower margins in 2016 compared to 2015; our belief that we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016; our expectation that we will continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability; our expectation that our ancillary business will provide opportunities to enhance shareholder value; our belief that our main driver of earnings will continue to be our homebuilding and Financial Services operations; our belief that Lennar Multifamily's revenues will continue to grow in the future and our expectation that the Multifamily business will be profitable in 2016; our belief that we are on track to achieve another year of substantial profitability in fiscal 2016; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding our variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our expectation that substantially all homes currently in backlog will be delivered in fiscal year 2016; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities.
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
Please see “Item 1A-Risk Factors” of this Annual Report for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

Outlook
We believe that the housing market will continue its slow and steady recovery driven by lower unemployment, sustained wage growth and growing consumer confidence, despite the first increase in interest rates in nine years announced by the Federal Reserve, which stated that the increase was a sign of confidence in the economy.
Fiscal 2015 was another excellent year for Lennar, with revenues and net earnings attributable to Lennar increasing 22% and 26%, respectively, from 2014. Our core homebuilding business continued to produce strong operating results as gross margins and operating margins were 24.0% and 14.1%, respectively. During 2015, we were able to meet our delivery schedule, amid a tight labor market and despite the impact of the TILA-RESPA Integrated Disclosure regulations. Our home deliveries and new orders increased 16% and 14% compared to fiscal 2014. Our efficient Everything’s Included® manufacturing model helped mitigate the impact of a tight labor market and our focus on digital marketing helped to improve our S,G&A leverage. In addition, we ended the year with a strong sales backlog, up 14% in homes and 25% in dollar value, which gives us a strong start for fiscal 2016.
Complementing our homebuilding business, we also had strong performances from our other businesses during fiscal 2015. Our Financial Services segment produced $127.8 million of pretax earnings compared to $80.1 million in 2014. The increase in profitability was primarily due to an increase in volume, which benefited both our mortgage and title operations.
Rialto generated $28.8 million of operating earnings net of earnings attributable to noncontrolling interests benefiting from its commercial lending business and its fund investments. Rialto continues to emerge as a best-in-class asset manager. In addition, in November 2015, Rialto completed the first closing of over $510 million in commitments from investors in its third real estate investment fund ("Fund III") including $100 million committed by Rialto.
Our Multifamily rental business continued to grow during fiscal 2015, as it sold two completed rental properties and formed the Lennar Multifamily Venture, a co-investment equity venture with global sovereign and institutional investors. This venture gives us the ability to recognize current development earnings and to continue to own a portfolio of income producing properties. We anticipate a profitable year in 2016 for our Multifamily business.
While our homebuilding business continues to produce strong results, we believe we are also in an excellent position across our multiple platforms. In fiscal 2016, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions. We expect to continue to see lower margins in 2016 compared to 2015 due to cost increases outpacing sales price increases, competitive pressures and the start of development of some additional previously inactive land assets. In addition to our soft-pivot strategy, we plan to continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability.
We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016. We are also focused on our multiple platforms including Rialto, Multifamily, and FivePoint, as such ancillary businesses continue to mature and expand their franchises providing opportunities that we expect will enhance shareholder value. Overall, we believe we are on track to achieve another year of substantial profitability in fiscal 2016.

Results of Operations
Overview
Our net earnings attributable to Lennar in 2015 were $802.9 million, or $3.46 per diluted share ($3.87 per basic share), compared to $638.9 million, or $2.80 per diluted share ($3.12 per basic share), in 2014.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2015	2014	2013
Lennar Homebuilding revenues:
Sales of homes	$8,335,904	6,839,642	5,292,072
Sales of land	131,041	185,488	62,875
Total Lennar Homebuilding revenues	8,466,945	7,025,130	5,354,947
Lennar Homebuilding costs and expenses:
Cost of homes sold	6,332,850	5,103,409	3,973,812
Cost of land sold	100,939	143,797	45,834
Selling, general and administrative	831,050	714,823	559,462
Total Lennar Homebuilding costs and expenses	7,264,839	5,962,029	4,579,108
Lennar Homebuilding operating margins	1,202,106	1,063,101	775,839
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	63,373	(355)	23,803
Lennar Homebuilding other income, net	18,616	7,526	27,346
Other interest expense	(12,454)	(36,551)	(93,913)
Lennar Homebuilding operating earnings	$1,271,641	1,033,721	733,075
Lennar Financial Services revenues	$620,527	454,381	427,342
Lennar Financial Services costs and expenses	492,732	374,243	341,556
Lennar Financial Services operating earnings	$127,795	80,138	85,786
Rialto revenues	$221,923	230,521	138,060
Rialto costs and expenses	222,875	249,114	151,072
Rialto equity in earnings from unconsolidated entities	22,293	59,277	22,353
Rialto other income, net	12,254	3,395	16,787
Rialto operating earnings	$33,595	44,079	26,128
Lennar Multifamily revenues	164,613	69,780	14,746
Lennar Multifamily costs and expenses	191,302	95,227	31,463
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	19,518	14,454	(271)
Lennar Multifamily operating loss	$(7,171)	(10,993)	(16,988)
Total operating earnings	$1,425,860	1,146,945	828,001
Corporate general administrative expenses	216,244	177,161	146,060
Earnings before income taxes	$1,209,616	969,784	681,941
Net earnings attributable to Lennar	$802,894	638,916	479,674
Gross margin as a % of revenue from home sales	24.0%	25.4%	24.9%
S,G&A expenses as a % of revenues from home sales	10.0%	10.5%	10.6%
Operating margin as a % of revenues from home sales	14.1%	14.9%	14.3%
Average sales price	$344,000	326,000	290,000

2015 versus 2014
Revenues from home sales increased 22% in the year ended November 30, 2015 to $8.3 billion from $6.8 billion in 2014. Revenues were higher primarily due to a 15% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 24,209 homes in the year ended November 30, 2015 from 20,971 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, except in Houston. The slight decrease in home deliveries in Houston was primarily due to less demand driven by volatility in the energy sector. The average sales price of homes delivered increased to $344,000 in the year ended November 30, 2015 from $326,000 in the year ended November 30, 2014, primarily due to increased pricing in many of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,400 per home delivered in the year ended November 30, 2015, or 5.9% as a percentage of home sales revenue, compared to $21,400 per home delivered in the year ended November 30, 2014, or 6.2% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing homes. We differentiate our new homes from those existing homes by issuing new home warranties, updated floor plans, our Everything's Included® marketing program, community amenities and in certain markets by emphasizing energy efficiency and new technologies.
Gross margins on home sales were $2.0 billion, or 24.0%, in the year ended November 30, 2015, compared to $1.7 billion, or 25.4%, in the year ended November 30, 2014. Gross margin percentage on home sales decreased compared to the year ended November 30, 2014, primarily due to an increase in land costs, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales. Gross profits on land sales were $30.1 million in the year ended November 30, 2015, compared to $41.7 million in the year ended November 30, 2014.
Selling, general and administrative expenses were $831.1 million in the year ended November 30, 2015, compared to $714.8 million in the year ended November 30, 2014. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.0% in the year ended November 30, 2015, from 10.5% in the year ended November 30, 2014 primarily due to improved operating leverage as a result of an increase in home deliveries.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $63.4 million in the year ended November 30, 2015, compared to ($0.4) million in the year ended November 30, 2014. In the year ended November 30, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities primarily related to $82.8 million of equity in earnings from Heritage Fields El Toro, one of our unconsolidated entities ("El Toro"), due to the sale of approximately 700 homesites and a commercial property to third parties, the sale of approximately 800 homesites to a joint venture in which we have a 50% investment, and a gain on debt extinguishment. In the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities primarily related to our share of net operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.6 million of our share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income, net, totaled $18.6 million in the year ended November 30, 2015, compared to $7.5 million in the year ended November 30, 2014. In the year ended November 30, 2015, other income, net included $10.2 million aggregate gains on sales of an operating property and a clubhouse.
Lennar Homebuilding interest expense was $220.1 million in the year ended November 30, 2015 ($205.2 million was included in cost of homes sold, $2.5 million in cost of land sold and $12.5 million in other interest expense), compared to $201.5 million in the year ended November 30, 2014 ($161.4 million was included in cost of homes sold, $3.6 million in cost of land sold and $36.6 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt and home deliveries, partially offset by an increase in qualifying assets eligible for interest capitalization and lower borrowing costs.
Operating earnings for our Lennar Financial Services segment were $127.8 million in the year ended November 30, 2015, compared to operating earnings of $80.1 million in the year ended November 30, 2014. The increase in profitability was primarily due to an increase in mortgage originations driven by a stronger refinance market and an increase in purchase volume for both Lennar and non-Lennar homebuyers, and an increase in capture rate. The increase in volume also benefited the title operations.
Operating earnings for our Rialto segment were $28.8 million in the year ended November 30, 2015 (which included $33.6 million of operating earnings, partially offset by $4.8 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $66.6 million in the year ended November 30, 2014 (which included $44.1 million of operating earnings and an add back of $22.5 million of net loss attributable to noncontrolling interests).
Rialto revenues were $221.9 million in the year ended November 30, 2015, compared to $230.5 million in the year ended November 30, 2014. Revenues decreased primarily due to a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and real estate owned ("REO") foreclosures and because

Rialto no longer recognizes interest income under the accretable yield method. Instead, interest income is recognized to the extent that loan collections exceed their carrying value. This decrease was partially offset by an increase in securitization revenue and interest income from Rialto Mortgage Finance ("RMF"). In addition, in the years ended November 30, 2015 and 2014, revenues included $20.0 million and $34.7 million, respectively, of advance distributions with regard to Rialto's carried interests in the Rialto real estate funds in order to cover income tax obligations resulting from the allocations of taxable income to Rialto’s carried interests in these funds.
Rialto expenses were $222.9 million in the year ended November 30, 2015, compared to $249.1 million in the year ended November 30, 2014. Expenses decreased primarily due to a $46.8 million decrease in loan impairments, partially offset by an increase in RMF securitization expenses, general and administrative expenses and interest expense.
Rialto equity in earnings from unconsolidated entities was $22.3 million and $59.3 million in the years ended November 30, 2015 and 2014, respectively, primarily related to the segment's share of net earnings from its real estate funds. The decrease in equity in earnings was primarily related to smaller net increases in the fair value of certain assets in the Rialto real estate funds in the year ended November 30, 2015 than in the prior year.
In the year ended November 30, 2015, Rialto other income, net was $12.3 million, which consisted primarily of $35.2 million of net realized gains on the sale of REO and rental income, net, partially offset by expenses related to owning and maintaining REO and $12.4 million of impairments on REO. In the year ended November 30, 2014, Rialto other income, net was $3.4 million, which consisted primarily of $43.7 million of net realized gains on the sale of REO and rental income, net, partially offset by expenses related to owning and maintaining REO and $19.3 million of impairments on REO.
Operating loss for our Lennar Multifamily segment was $7.2 million in the year ended November 30, 2015, compared to $11.0 million in the year ended November 30, 2014. In the year ended November 30, 2015, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by the segment's $22.2 million share of gains as a result of the sale of two operating properties by Lennar Multifamily's unconsolidated entities, management fee income and general contractor income, net. In the year ended November 30, 2014, the operating loss primarily related to general and administrative expenses, partially offset by the segment's $14.7 million share of gains as a result of the sale of two operating properties by Lennar Multifamily unconsolidated entities and management fee income.
Corporate general and administrative expenses were $216.2 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2015, compared to $177.2 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2014.
Net earnings (loss) attributable to noncontrolling interests were $16.3 million and ($10.2) million in the years ended November 30, 2015 and 2014, respectively. Net earnings attributable to noncontrolling interests in the year ended November 30, 2015 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures and the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net loss attributable to noncontrolling interests in the year ended November 30, 2014 was primarily due to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $5.6 million.
During the years ended November 30, 2015 and 2014, we had a tax provision of $390.4 million and $341.1 million, respectively. Our overall effective tax rates were 32.72% and 34.80% for the years ended November 30, 2015 and 2014, respectively. The effective tax rate for the year ended November 30, 2015 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and accruals for uncertain tax positions.

2014 versus 2013
Revenues from home sales increased 29% in the year ended November 30, 2014 to $6.8 billion from $5.3 billion in 2013. Revenues were higher primarily due to a 15% increase in the number of home deliveries, excluding unconsolidated entities, and a 12% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 20,971 homes in the year ended November 30, 2014 from 18,234 homes in the year ended November 30, 2013. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, which was primarily driven by an increase in active communities over the year ended November 30, 2013. The average sales price of homes delivered increased to $326,000 in the year ended November 30, 2014 from $290,000 in the year ended November 30, 2013, primarily due to increased pricing in many of our markets as the market recovery continues. Sales incentives offered to homebuyers were $21,400 per home delivered in the year ended November 30, 2014, or 6.2% as a percentage of home sales revenue, compared to $20,500 per home delivered in the year ended November 30, 2013, or 6.6% as a percentage of home sales revenue.
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
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($0.4) million in the year ended November 30, 2014, compared to $23.8 million in the year ended November 30, 2013. In the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related to our share of operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.6 million of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by $4.7 million of equity in earnings related to third-party land sales by one unconsolidated entity. In the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity for approximately $204 million resulting in a gross profit of approximately $67 million.
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
Operating earnings for our Rialto segment were $66.6 million in the year ended November 30, 2014 (which included $44.1 million of operating earnings and an add back of $22.5 million of net loss attributable to noncontrolling interests), compared to operating earnings of $19.9 million in the year ended November 30, 2013 (which included $26.1 million of operating earnings, partially offset by $6.2 million of net earnings attributable to noncontrolling interests).
Rialto revenues were $230.5 million in the year ended November 30, 2014, compared to $138.1 million in the year ended November 30, 2013. Revenues increased primarily due to the receipt of a $34.7 million advanced distribution with regard to Rialto's carried interest in Rialto Real Estate Fund, LP (“Fund I”) in order to cover the income tax obligation which resulted from allocations of taxable income due to Rialto’s general partner interest in Fund I. In addition, revenues increased due to an increase in securitization revenue and interest income from RMF, partially offset by a decrease in interest income associated with Rialto’s portfolio of real estate loans.
Rialto expenses were $249.1 million in the year ended November 30, 2014, compared to $151.1 million in the year ended November 30, 2013. Expenses increased primarily due to a $41.0 million increase in loan impairments as a result of changes in estimated cash flows expected to be collected on the segment’s loan portfolios and the change from the accretable yield income method to a cost recovery basis method in the fourth quarter of 2014. We made this determination in order to better reflect the performance of the loan portfolios due to the uncertainty in estimating the timing and amount of future cash flows. In addition, expenses increased due to an increase in interest expense and other general administrative expenses.
Rialto equity in earnings from unconsolidated entities was $59.3 million and $22.4 million in the years ended November 30, 2014 and 2013, respectively, primarily related to the segment's share of earnings from its real estate funds. The higher equity in earnings related to increases in fair value and recognition of gains related to certain assets in the Rialto real estate funds.
In the year ended November 30, 2014, Rialto other income, net was $3.4 million, which consisted primarily of $43.7 million of net realized gains on the sale of REO and rental and other income, partially offset by expenses related to owning and maintaining REO, $19.3 million of impairments on REO and other expenses. In the year ended November 30, 2013, Rialto other income, net, was $16.8 million, which consisted primarily of $48.8 million of net realized gains on the sale of REO, a gain of $8.5 million related to a bargain purchase acquisition, which included cash and a loan receivable as consideration, and rental income, partially offset by expenses related to owning and maintaining REO and $16.1 million of impairments on REO.
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
Net earnings (loss) attributable to noncontrolling interests were ($10.2) million and $25.3 million in the years ended November 30, 2014 and 2013, respectively. Net loss attributable to noncontrolling interests in the year ended November 30, 2014 was primarily due to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $5.6 million. In the year ended November 30, 2013, net earnings attributable to noncontrolling interests were primarily attributable to a transaction by one of Lennar Homebuilding's consolidated joint ventures that decreased noncontrolling interests by $17.6 million.
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
As of and for the year ended November 30, 2015, we have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
At November 30, 2015, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues:
East:
Sales of homes	$2,734,687	2,228,469	1,828,543
Sales of land	27,137	19,212	13,619
Total East	2,761,824	2,247,681	1,842,162
Central:
Sales of homes	1,191,456	908,195	736,557
Sales of land	22,144	28,745	6,918
Total Central	1,213,600	936,940	743,475
West:
Sales of homes	2,338,652	1,761,762	1,160,842
Sales of land	26,867	34,613	490
Total West	2,365,519	1,796,375	1,161,332
Southeast Florida:
Sales of homes	790,004	686,994	502,175
Sales of land	11,850	5,904	—
Total Southeast Florida	801,854	692,898	502,175
Houston:
Sales of homes	696,670	675,927	604,212
Sales of land	34,042	37,186	36,949
Total Houston	730,712	713,113	641,161
Other:
Sales of homes	584,435	578,295	459,743
Sales of land	9,001	59,828	4,899
Total Other	593,436	638,123	464,642
Total homebuilding revenues	$8,466,945	7,025,130	5,354,947

	Years Ended November 30,
(In thousands)	2015	2014	2013
Operating earnings (loss):
East:
Sales of homes	$405,629	341,461	279,561
Sales of land	10,516	5,193	1,255
Equity in earnings from unconsolidated entities	532	2,254	678
Other income (expense), net	(1,739)	2,867	(5,354)
Other interest expense	(5,753)	(11,667)	(25,023)
Total East	409,185	340,108	251,117
Central:
Sales of homes	112,714	81,182	68,743
Sales of land	2,714	6,911	773
Equity in earnings (loss) from unconsolidated entities	57	(131)	(87)
Other expense, net	(997)	(6,971)	(1,809)
Other interest expense	(1,736)	(5,406)	(12,417)
Total Central	112,752	75,585	55,203
West:
Sales of homes	358,054	286,393	190,582
Sales of land	446	11,851	3,442
Equity in earnings (loss) from unconsolidated entities (1)	62,960	(1,647)	22,039
Other income, net (2)	17,564	7,652	27,832
Other interest expense	(3,206)	(11,530)	(32,740)
Total West	435,818	292,719	211,155
Southeast Florida:
Sales of homes	172,556	158,951	107,733
Sales of land	(68)	3,967	(188)
Equity in loss from unconsolidated entities	(414)	(576)	(152)
Other income, net	124	2,318	7,778
Other interest expense	(520)	(2,697)	(8,282)
Total Southeast Florida	171,678	161,963	106,889
Houston:
Sales of homes (3)	83,658	99,066	73,024
Sales of land	10,881	10,202	10,749
Equity in earnings from unconsolidated entities	18	121	2,079
Other income (expense), net	1,772	(201)	(503)
Other interest expense	(383)	(1,566)	(4,530)
Total Houston	95,946	107,622	80,819
Other:
Sales of homes	39,393	54,357	39,155
Sales of land	5,613	3,567	1,010
Equity in earnings (loss) from unconsolidated entities	220	(376)	(754)
Other income (expense), net	1,892	1,861	(598)
Other interest expense	(856)	(3,685)	(10,921)
Total Other	46,262	55,724	27,892
Total homebuilding operating earnings	$1,271,641	1,033,721	733,075

(1)
Lennar Homebuilding equity in earnings from unconsolidated entities for the year ended November 30, 2015 included $82.8 million of equity in earnings from El Toro, for details refer to Note 4 of the Notes to Consolidated Financial Statements. Lennar Homebuilding equity in loss for the year ended November 30, 2014 included our share of operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.3 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity for approximately $204 million, resulting in a gross profit of approximately $67 million. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.

(2)	Other income, net for the years ended November 30, 2015 and 2013 included a $6.5 million and a $14.4 million gain on the sale of an operating property each year, respectively.

(3)	Sales of homes for the year ended November 30, 2014 included a $5.5 million insurance recovery.
Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2015	2014	2013
East	9,251	7,824	6,941
Central	3,719	3,156	2,814
West	5,245	4,141	3,323
Southeast Florida	2,264	2,086	1,741
Houston	2,452	2,482	2,266
Other	1,361	1,314	1,205
Total	24,292	21,003	18,290
Of the total home deliveries above, 83, 32 and 56 represent deliveries from unconsolidated entities for the years ended November 30, 2015, 2014 and 2013, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2015	2014	2013	2015	2014	2013
East	$2,737,608	2,234,086	1,834,794	$296,000	286,000	264,000
Central	1,191,456	908,195	736,558	320,000	288,000	262,000
West	2,383,432	1,775,587	1,190,385	454,000	429,000	358,000
Southeast Florida	790,004	686,994	502,175	349,000	329,000	288,000
Houston	696,671	675,927	604,212	284,000	272,000	267,000
Other	584,435	578,295	459,743	429,000	440,000	382,000
Total	$8,383,606	6,859,084	5,327,867	$345,000	327,000	291,000
Of the total dollar value of home deliveries above, $47.7 million, $19.4 million and $35.8 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2015, 2014 and 2013, respectively. The home deliveries from unconsolidated entities had an average sales price of $575,000, $608,000 and $639,000 for the years ended November 30, 2015, 2014 and 2013, respectively.

Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2015	2014	2013
East	$200,460	176,726	163,039
Central	84,266	71,533	51,557
West	80,617	59,148	29,542
Southeast Florida	58,134	54,529	47,504
Houston	68,907	62,935	64,216
Other	25,679	24,286	17,230
Total	$518,063	449,157	373,088

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2015	2014	2013	2015	2014	2013
East	$21,700	22,600	23,600	6.8%	7.4%	8.2%
Central	22,700	22,700	18,300	6.6%	7.3%	6.5%
West	15,600	14,300	9,000	3.3%	3.2%	2.5%
Southeast Florida	25,700	26,100	27,300	6.9%	7.4%	8.6%
Houston	28,100	25,400	28,300	9.0%	8.5%	9.6%
Other	18,900	18,500	14,300	4.2%	4.0%	3.6%
Total	$21,400	21,400	20,500	5.9%	6.2%	6.6%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Years Ended November 30,
	Homes
	2015	2014	2013
East	9,347	8,068	7,533
Central	4,128	3,473	2,805
West	5,608	4,516	3,231
Southeast Florida	2,232	2,055	1,879
Houston (3)	2,320	2,643	2,419
Other	1,471	1,274	1,176
Total	25,106	22,029	19,043
Of the new orders above, 105, 95 and 55 represent new orders from unconsolidated entities for the years ended November 30, 2015, 2014 and 2013, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2015	2014	2013	2015	2014	2013
East	$2,808,537	2,303,916	2,066,065	$300,000	286,000	274,000
Central	1,358,374	1,021,839	763,895	329,000	294,000	272,000
West	2,617,393	1,956,157	1,243,831	467,000	433,000	385,000
Southeast Florida	761,959	685,536	576,781	341,000	334,000	307,000
Houston (3)	678,965	720,453	649,472	293,000	273,000	268,000
Other	663,247	522,411	485,699	451,000	410,000	413,000
Total	$8,888,475	7,210,312	5,785,743	$354,000	327,000	304,000
Of the total dollar value of new orders above, $70.2 million, $56.8 million and $34.8 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2015, 2014 and 2013, respectively. The new orders from unconsolidated entities had an average sales price of $669,000, $598,000 and $632,000 for the years ended November 30, 2015, 2014 and 2013, respectively.

(2)	New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2015, 2014 and 2013.

(3)	The decrease in new orders in Homebuilding Houston was primarily due to less demand driven by volatility in the energy sector during the year ended November 30, 2015.
Backlog:

	November 30,
	Homes
	2015	2014	2013
East	2,308	2,212	1,968
Central	1,370	961	644
West	1,354	991	616
Southeast Florida	544	576	607
Houston	698	830	669
Other	372	262	302
Total	6,646	5,832	4,806
Of the total homes in backlog above, 89, 67 and 4 represent homes in backlog from unconsolidated entities at November 30, 2015, 2014 and 2013, respectively.

	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2015	2014	2013	2015	2014	2013
East	$741,528	672,204	600,257	$321,000	304,000	305,000
Central	477,674	310,726	195,762	349,000	323,000	304,000
West	671,524	437,492	257,498	496,000	441,000	418,000
Southeast Florida	186,570	214,606	215,988	343,000	373,000	356,000
Houston	208,076	225,737	180,665	298,000	272,000	270,000
Other	192,379	113,563	169,431	517,000	433,000	561,000
Total	$2,477,751	1,974,328	1,619,601	$373,000	339,000	337,000
Of the total dollar value of homes in backlog above, $62.4 million, $39.8 million and $2.5 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2015, 2014 and 2013, respectively. The homes in backlog from unconsolidated entities had an average sales price of $701,000, $595,000 and $624,000 at November 30, 2015, 2014 and 2013, respectively.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2015	2014	2013
East	16%	17%	16%
Central	18%	20%	18%
West	13%	14%	15%
Southeast Florida	13%	13%	12%
Houston (1)	26%	24%	21%
Other	11%	13%	13%
Total	16%	17%	16%

(1)
The cancellation rate in Homebuilding Houston increased during the year ended November 30, 2015 due to volatility in the energy sector, while cancellation rates decreased or remained flat in all the other Homebuilding segments and Homebuilding Other.

Active Communities:

	November 30,
	2015	2014	2013
East	245	233	197
Central	128	117	101
West	119	111	80
Southeast Florida	39	32	30
Houston	78	78	79
Other	56	54	50
Total	665	625	537
Of the total active communities listed above, 3 communities represent active communities being constructed by unconsolidated entities as of both November 30, 2015 and 2014. Of the total active communities listed above, 2 communities represent active communities being constructed by unconsolidated entities as of November 30, 2013.
The following table details our gross margins on home sales for the years ended November 30, 2015, 2014 and 2013 for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(In thousands)	2015		2014		2013
East:
Sales of homes	$2,734,687		2,228,469		1,828,543
Cost of homes sold	2,048,217		1,639,328		1,353,048
Gross margins on home sales	686,470	25.1%	589,141	26.4%	475,495	26.0%
Central:
Sales of homes	1,191,456		908,195		736,557
Cost of homes sold	949,814		721,494		591,611
Gross margins on home sales	241,642	20.3%	186,701	20.6%	144,946	19.7%
West:
Sales of homes	2,338,652		1,761,762		1,160,842
Cost of homes sold	1,773,651		1,305,208		840,619
Gross margins on home sales	565,001	24.2%	456,554	25.9%	320,223	27.6%
Southeast Florida:
Sales of homes	790,004		686,994		502,175
Cost of homes sold	551,638		473,146		352,684
Gross margins on home sales	238,366	30.2%	213,848	31.1%	149,491	29.8%
Houston:
Sales of homes	696,670		675,927		604,212
Cost of homes sold	535,429		504,144		464,612
Gross margins on home sales	161,241	23.1%	171,783	25.4%	139,600	23.1%
Other
Sales of homes	584,435		578,295		459,743
Cost of homes sold	474,101		460,089		371,238
Gross margins on home sales	110,334	18.9%	118,206	20.4%	88,505	19.3%
Total gross margins on home sales	$2,003,054	24.0%	1,736,233	25.4%	1,318,260	24.9%

2015 versus 2014
East: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to last year primarily due to an increase in direct construction and land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Central: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries in all the states of the segment, except Arizona, and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased in all the states of the segment, except Arizona. The decrease in the number of homes delivered in Arizona was primarily due to the timing of deliveries in certain of our communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to last year as 2014 included $6.4 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in 2014 by 80 basis points.
West: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to last year primarily due to an increase in land costs per home, which included a valuation adjustment of $5.8 million in California, partially offset by an increase in the average sales price of homes delivered.
Southeast Florida: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities due to favorable market conditions. Gross margin percentage on homes sales decreased compared to last year primarily due to an increase in direct construction and land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Houston: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the average sales price of homes delivered in this segment. The increase in the average sales price of homes delivered was primarily related to product mix due to the timing of deliveries of the segment's high-end homes in certain communities. Home deliveries in this segment slightly decreased in 2015 compared to 2014 primarily due to less demand driven by volatility in the energy sector. Gross margin percentage on homes sales decreased compared to last year primarily due to an increase in direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered. In addition, gross margin percentage on home sales for 2014 included a $5.5 million insurance recovery, which increased the gross margin percentage in 2014 by 80 basis points.
Other: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of homes delivered in Tennessee, Oregon and Washington driven by higher demand as the number of deliveries per active community increased. This was partially offset by a decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations primarily as a result of a change in product mix due to timing of deliveries in certain communities. Gross margin percentage on homes sales decreased compared to last year primarily due to an increase in land costs per home, which included a valuation adjustment of $9.6 million in our Northeast Urban operations primarily related to a strategic decision to move forward on an inactive asset and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.

2014 versus 2013
East: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries in all the states of the segment, except New Jersey and an increase in the average sales price of homes delivered in all the states of the segment, except Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities during 2014. The decrease in home deliveries in New Jersey was primarily due to the timing of deliveries in certain communities. The increase in the average sales price of homes delivered was primarily because we were able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to the timing of deliveries in certain of our communities. Gross margin percentage on homes increased compared to 2013 primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in direct construction and land costs per home due to increases in labor, material and land costs.
Central: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities during 2014. The increase in the average sales price of homes delivered was primarily because we were able to increase the sales price of homes delivered as the market recovery continued. Gross margin percentage on homes increased compared to 2013 primarily due to an increase in the average sales price of homes delivered and $6.4 million of insurance recoveries and other nonrecurring items, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and an increase in direct construction and land costs per home due to increases in labor, material and land costs.
West: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities during 2014. The increase in the average sales price of homes delivered was primarily a result of a change in product mix due to the timing of deliveries and because we were able to increase the sales price of homes delivered as the market recovery continued. Gross margin percentage on homes decreased compared to 2013 primarily due to an increase in direct construction costs per home as a result of a change in product mix due to the timing of deliveries and increases in labor, material and land costs, and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales. This was partially offset by an increase in the average sales price of homes delivered.
Southeast Florida: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by a lower mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we were able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovery continued. Gross margin percentage on homes sales increased compared to 2013 primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in direct construction and land costs per home due to increases in labor, material and land costs.
Houston: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries in this segment driven by higher demand as the number of deliveries per active community increased. Gross margin percentage on homes sales increased compared to 2013 primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and a $5.5 million insurance recovery, partially offset by an increase in direct construction and land costs per home due to increases in labor, material and land costs.
Other: Revenues from home sales increased in 2014 compared to 2013 primarily due to an increase in the number of home deliveries in Oregon and Tennessee, which the latter was a new operation, partially offset by a decrease in the number of home deliveries in Washington. Homebuilding revenues also increased due to an increase in the average sales price of homes delivered in all the states of Homebuilding Other. The increase in the number of home deliveries in Oregon was primarily driven by higher demand as the number of home deliveries per active community increased. The decrease in the number of home deliveries in Washington was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because we were able to increase the sales price of homes delivered in certain of our communities as the market recovery continued. Gross margin percentage on homes sales increased compared to 2013 primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales and an increase in direct construction and land costs per home due to increases in labor, material and land costs.

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
The following table sets forth selected financial and operational information relating to our Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2015	2014	2013
Revenues	$620,527	454,381	427,342
Costs and expenses	492,732	374,243	341,556
Operating earnings	$127,795	80,138	85,786
Dollar value of mortgages originated	$8,877,000	5,950,000	5,282,000
Number of mortgages originated	32,600	23,300	22,300
Mortgage capture rate of Lennar homebuyers	82%	78%	77%
Number of title and closing service transactions	108,600	90,700	101,200
Number of title policies issued	263,500	220,400	192,400
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
Rialto's operating earnings were as follows:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$221,923	230,521	138,060
Costs and expenses (1)	222,875	249,114	151,072
Rialto equity in earnings from unconsolidated entities	22,293	59,277	22,353
Rialto other income, net	12,254	3,395	16,787
Operating earnings (2)	$33,595	44,079	26,128

(1)
Costs and expenses included loan impairments of $10.4 million, $57.1 million and $16.1 million for the years ended November 30, 2015, 2014 and 2013, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings for the years ended November 30, 2015, 2014 and 2013 included net earnings (loss) attributable to noncontrolling interests of $4.8 million, ($22.5) million and $6.2 million, respectively.

The following is a detail of Rialto other income, net:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Realized gains on REO sales, net	$35,242	43,671	48,785
Unrealized losses on transfer of loans receivable to REO and impairments, net	(13,678)	(26,107)	(16,517)
REO and other expenses	(57,740)	(58,067)	(44,282)
Rental and other income	48,430	43,898	20,269
Gain on bargain purchase acquisition	—	—	8,532
Rialto other income, net	$12,254	3,395	16,787
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to the Rialto segment's revenues.
During the year ended November 30, 2015, RMF originated loans with a total principal balance of $2.6 billion and sold $2.4 billion of loans into twelve separate securitizations. During the year ended November 30, 2014, RMF originated loans with a principal balance of $1.6 billion and sold $1.3 billion of loans into eight separate securitizations. As of November 30, 2015 and 2014, $151.8 million and $147.2 million, respectively, of these originated loans were sold into a securitization trust but not settled and thus were included as Rialto's receivables, net.
Loans Receivable
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60% / 40% with the FDIC. During the years ended November 30, 2015 and 2014, the LLCs distributed $149.7 million and $184.9 million, respectively, of which $89.8 million and $110.9 million, respectively, was distributed to the FDIC and $59.9 million and $74.0 million, respectively, was distributed to Rialto, the parent company.
The LLCs meet the accounting definition of variable interest entities ("VIEs") and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
Also, in 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of November 30, 2015 and 2014, the outstanding amount related to the 5-year senior unsecured note was $30.3 million and $60.6 million, respectively.

Investments
Rialto is the sponsor of and an investor in private equity vehicles, listed in the table below, that invest in and manage real estate related assets and other related investments.

Private Equity Vehicle	Inception Year	Purpose	Commitment
Rialto Real Estate Fund, LP	2010	Invest in distressed real estate assets and other related investments	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	Invest in distressed real estate assets and other related investments	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	Invest in performing mezzanine commercial loans that have expected durations of one to two years and are secured by equity interests in the borrowing entity owning the real estate assets	$300 million (including $34 million by us)
Rialto Capital CMBS Fund, LP	2014	Invest in commercial mortgage-backed securities B-pieces with some portion of the collateral being originated by our loan and securitization business.	$71 million (including $24 million by us)
Rialto Real Estate Fund III	2015	Invest in commercial real estate related debt and preferred equity opportunities of all types, as well as value add real estate acquisitions and real estate property requiring repositioning	$510 million (including $100 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Rialto Real Estate Fund, LP	$9,676	30,612	19,391
Rialto Real Estate Fund II, LP	7,440	15,929	2,523
Rialto Mezzanine Partners Fund, LP	2,194	1,913	354
Rialto Capital CMBS Fund, LP	3,013	10,823	—
Rialto Real Estate Fund III (1)	(78)	—	—
Other investments	48	—	85
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353

(1)	Equity in loss from Fund III for the year ended November 30, 2015 relates to formation costs incurred in November 2015.
In 2010, our Rialto segment invested in non-investment grade commercial mortgage-backed securities ("CMBS") at a 55% discount to par value with a coupon rate of 4%, a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. In September 2015, our Rialto segment made a net investment of $7.1 million in another CMBS bond at a 39% discount to par value with a coupon rate of 3.4%, a stated and assumed final distribution date of September 2025 and a stated maturity date of September 2058. The aggregate carrying value of these investment securities at November 30, 2015 and 2014 was $25.6 million and $17.3 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment is carried at cost at November 30, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of November 30, 2015 and 2014, our balance sheet had $415.4 million and $268.0 million, respectively, of assets related to our Lennar Multifamily segment, which includes investments in unconsolidated entities of $250.9 million and $105.7 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2015 and 2014 was $348.4 million and $203.7 million, respectively. During each of the years ended November 30, 2015 and 2014, our Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in the segment's $22.2 million and $14.7 million share of gains, respectively, which are included in Lennar Multifamily equity in earnings (loss) from unconsolidated entities.
Our Lennar Multifamily segment had equity investments in 29 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") and 26 unconsolidated entities as of November 30, 2015 and 2014, respectively. As of November 30, 2015, our Lennar Multifamily segment had interests in 46 communities with development costs of approximately $4.0 billion, of which five communities were completed and operating, four communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2015, our Lennar Multifamily segment had a pipeline of future projects totaling $2.5 billion in assets across a number of states that will be developed primarily by unconsolidated entities.
In July 2015, our Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. The Venture has approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.

Financial Condition and Capital Resources
At November 30, 2015, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.2 billion, compared to $1.3 billion and $970.5 million at November 30, 2014 and 2013, respectively.
We finance all of our activities including Homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During 2015, 2014 and 2013, cash used in operating activities totaled $419.6 million, $788.5 million and $807.7 million, respectively. During 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $213.5 million in Rialto loans held-for-sale related to RMF and an increase of $105.2 million in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the year ended November 30, 2015, distribution of earnings were (1) $26.3 million from Lennar Homebuilding unconsolidated entities, (2) $13.3 million from Rialto unconsolidated entities, and (3) $21.1 million from Lennar Multifamily unconsolidated entities.
During 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $326.1 million in Lennar Financial Services loans held-for-sale due to increased home deliveries towards the end of 2014 compared to 2013 and an increase in receivables, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the year ended November 30, 2014, distribution of earnings were (1) $5.3 million from Lennar Homebuilding unconsolidated entities, (2) $2.5 million from Rialto unconsolidated entities, and (3) $14.5 million from Lennar Multifamily unconsolidated entities.
During 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and an increase of $44.0 million in Rialto loans held-for-sale related to RMF, partially offset by our increased revenues, an increase in accounts payable and other liabilities and a decrease of $86.1 million in Lennar Financial Services loans held-for-sale. For the year ended November 30, 2013, distribution of earnings were (1) $3.4 million from Lennar Homebuilding unconsolidated entities, and (2) $0.6 million from Rialto unconsolidated entities.
Investing Cash Flow Activities
During 2015, 2014 and 2013, cash provided by (used in) investing activities totaled ($98.4) million, $438.4 million and $689.2 million, respectively. During 2015, our cash used in investing activities was primarily impacted by cash contributions of (1) $210.7 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $63.0 million to Rialto unconsolidated entities comprised of $41.7 million contributed to Fund II, $13.3 million contributed to the Mezzanine Fund and $8.0 million contributed to the CMBS Fund, and (3) $41.3 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of investment securities and loans held-for-investments. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $155.3 million of proceeds from the sales of REO and by distributions of capital of (1) $118.0 from Lennar Homebuilding unconsolidated entities, (2) $78.1 million from Lennar Multifamily unconsolidated entities, of which $55.3 million was distributed by the Venture, and (3) $22.9 million from Rialto unconsolidated entities comprised of $16.9 million distributed by Fund II, $3.4 million distributed by the Mezzanine Fund and $2.6 million distributed by the CMBS Fund.

During 2014, our cash provided by investing activities was primarily related to the receipt of $269.7 million of proceeds from the sale of REO, $43.9 million of proceeds from the sale of a Lennar Homebuilding operating property and $51.9 million of proceeds from the sale of Lennar Homebuilding investments available-for-sale. In addition, cash provided by investing activities increased due to distributions of capital of (1) $143.5 million from Lennar Homebuilding unconsolidated entities, $66.9 million from Lennar Multifamily unconsolidated entities, and (3) $68.9 million from Rialto unconsolidated entities comprised of $32.5 million distributed by Fund I, $9.0 million distributed by Fund II, $16.5 million distributed by the Mezzanine Fund and $10.9 million distributed by the CMBS Fund. This was partially offset by $21.3 million for purchases of Lennar Homebuilding investments available-for-sale and by cash contributions of (1) $87.5 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $41.5 million to Rialto unconsolidated entities comprised of $7.6 million contributed to Fund II, $18.1 million contributed to the Mezzanine Fund and $15.8 million contributed to the CMBS Fund, and (3) $30.8 million to Lennar Multifamily unconsolidated entities primarily for working capital.
During 2013, our cash provided by investing activities was primarily related to the receipt of $239.2 million of proceeds from the sale of REO, $140.6 million of proceeds from the sale of a Lennar Homebuilding operating property, $66.8 million of principal payments on Rialto loans receivable and a decrease of $223.8 million in Rialto's defeasance cash by two consolidated minority-owned LLCs to repay a loan from the FDIC. In addition, cash provided by investing activities was impacted by distributions of capital of (1) $158.1 million from Lennar Homebuilding unconsolidated entities, primarily related to a distribution from a new unconsolidated joint venture, (2) $42.6 million from Rialto unconsolidated entities, primarily related to Fund I, and (3) $38.9 million from Lennar Multifamily unconsolidated entities. This was partially offset by cash contributions of (1) $57.1 million to Lennar Homebuilding unconsolidated entities primarily for working capital and (2) $67.0 million to Rialto unconsolidated entities comprised of $50.6 million contributed to Fund II and $16.4 million contributed to the Mezzanine Fund, and (3) $22.7 million to Lennar Multifamily unconsolidated entities primarily for working capital.
Financing Cash Flow Activities
During 2015, 2014 and 2013, our cash provided by (used in) financing activities totaled $394.7 million, $661.4 million and ($221.8) million, respectively. During 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) $400 million aggregate principal amount of 4.875% senior notes due 2023, (2) an additional $250 million aggregate principal amount of 4.50% senior notes due November 2019, and (3) $500 million aggregate principal amount of 4.750% senior notes due 2025; proceeds of $101.6 million from other borrowings; and net borrowings of $366.3 million under our Lennar Financial Services and Rialto warehouse repurchase facilities. This cash provided by financing activities was partially offset by the redemption of $500 million principal amount of our 5.60% senior notes due 2015, exchanges and conversions of $212.1 million principal amount of our 2.75% convertible senior notes due 2020 (the "2.75% Convertible Senior Notes"), principal payments of $258.1 million on other borrowings, and payments of $133.4 million related to noncontrolling interests.
During 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) $500 million aggregate principal amount of 4.500% senior notes due June 2019, (2) $350 million aggregate principal amount of 4.50% senior notes due November 2019, and (3) an additional $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"); proceeds of $94.4 million related to the issuance of Rialto's structured note offerings (the "Structured Notes"); and net borrowings of $389.5 million under our Lennar Financial Services and Rialto warehouse repurchase facilities. The cash provided by financing activities was partially offset by the redemption of $250 million principal amount of our 5.50% senior notes due 2014, principal payments of $299.7 million on other borrowings, and payments of $155.6 million related to noncontrolling interests.
During 2013, our cash used in financing activities was attributed to principal payments of $471.3 million related to Rialto notes payable, net repayments of $83.8 million under our Lennar Financial Services warehouse repurchase facilities, principal payments of $287.4 million on other borrowings, the redemption of $63.8 million principal amount of our 5.95% senior notes due 2013, and payments of $201.7 million related to buyouts of our partners' noncontrolling interests, primarily related to two of our consolidated joint ventures. This was partially offset by the receipt of proceeds related to the sale of (1) $275 million aggregate principal amount of our 4.125% senior notes due 2018, (2) $225 million additional aggregate principal amount of our 4.750% senior notes due 2022, and (3) $250 million aggregate principal amount of Rialto's 7.00% Senior Notes; net borrowings of $76.0 million under Rialto's warehouse repurchase facilities related to RMF; and proceeds of $92.6 million from other borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2015	2014
Lennar Homebuilding debt	$5,025,130	4,661,266
Stockholders’ equity	5,648,944	4,827,020
Total capital	$10,674,074	9,488,286
Lennar Homebuilding debt to total capital	47.1%	49.1%
Lennar Homebuilding debt	$5,025,130	4,661,266
Less: Lennar Homebuilding cash and cash equivalents	893,408	885,729
Net Lennar Homebuilding debt	$4,131,722	3,775,537
Net Lennar Homebuilding debt to total capital (1)	42.2%	43.9%

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

At November 30, 2015, Lennar Homebuilding debt to total capital was lower compared to the prior year period, primarily as a result of an increase in stockholders’ equity primarily related to our net earnings, partially offset by an increase in Lennar Homebuilding debt due to the issuance of senior notes.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. On July 2, 2015, we, through our wholly-owned subsidiaries, entered into a Contribution Agreement, as amended on December 17, 2015, pursuant to which the entities that own the Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point (the “Shipyard Venture”) master planned mixed-used developments in California will be combined under a single holding company, together with the existing FivePoint Communities management company. A portion of the assets in the Shipyard Venture will be retained by us and our Shipyard Venture partner. The transactions under the Contribution Agreement are conditioned upon the holding company completing an initial public offering. At November 30, 2015, we had no agreements or understandings regarding any significant transactions that have not been previously disclosed.

The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2015	2014
6.50% senior notes due 2016	$249,905	249,735
12.25% senior notes due 2017	396,252	394,415
4.75% senior notes due 2017	397,736	396,994
6.95% senior notes due 2018	247,632	246,816
4.125% senior notes due 2018	273,319	272,747
4.500% senior notes due 2019	497,210	496,419
4.50% senior notes due 2019	596,622	347,027
2.75% convertible senior notes due 2020	233,225	429,005
3.25% convertible senior notes due 2021	398,194	393,721
4.750% senior notes due 2022	567,325	566,243
4.875% senior notes due 2023	393,545	—
4.750% senior notes due 2025	495,784	—
5.60% senior notes due 2015	—	500,092
Mortgages notes on land and other debt	278,381	368,052
	$5,025,130	4,661,266
Our Lennar Homebuilding average debt outstanding was $5.2 billion with an average rate for interest incurred of 4.9% for the year ended November 30, 2015, compared to $4.7 billion with an average rate for interest incurred of 5.2% for the year ended November 30, 2014. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2015 was $288.5 million, compared to $273.4 million in 2014. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from debt, as well as borrowings under our unsecured revolving credit facility (the "Credit Facility").
The terms of each of our senior and convertible senior notes outstanding at November 30, 2015 were as follows:

Senior and Convertible Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.50% senior notes due 2016	$250,000	$248,900	99.873%	April 2006
12.25% senior notes due 2017	400,000	386,700	98.098%	April 2009
4.75% senior notes due 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due 2018 (3)	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(4)	February 2014
4.50% senior notes due 2019	600,000	595,801	(5)	November 2014, February 2015
2.75% convertible senior notes due 2020 (6)	446,000	436,400	100%	November 2010
3.25% convertible senior notes due 2021	400,000	391,600	100%	November 2011, December 2011
4.750% senior notes due 2022 (3)	575,000	567,585	(7)	October 2012, February 2013, April 2013
4.875% senior notes due 2023	400,000	393,622	99.169%	November 2015
4.750% senior notes due 2025	500,000	495,528	100%	April 2015

(1)
Interest is payable semi-annually for each of the series of senior and convertible senior notes. The senior and convertible senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.

(2)	We generally use the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)
During 2013, we incurred additional interest with respect to the 4.125% senior notes due 2018 and the 4.750% senior notes due 2022 because the registration statements relating to the notes did not become effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreement related to such notes.

(4)	We issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(5)	We issued $350 million aggregate principal amount at a price of 100% and $250 million aggregate principal amount at a price of 100.25%.

(6)	As of November 30, 2015, the principal amount outstanding for the 2.75% convertible senior notes was $233.9 million.

(7)	We issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.
In April 2015, we retired our 5.60% senior notes due May 2015 (the "5.60% Senior Notes") for 100% of the $500 million outstanding principal amount, plus accrued and unpaid interest. At November 30, 2014, the carrying value of the 5.60% Senior Notes was $500.1 million.
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
The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at our election. However, it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash, our volume weighted average stock price exceeded the conversion price. For the years ended November 30, 2015, 2014 and 2013, our volume weighted average stock price was $48.61, $39.96 and $37.06, respectively, which exceeded the conversion price, thus 8.6 million shares, 9.0 million shares and 8.2 million shares, respectively, were included in the calculation of diluted earnings per share.
At November 30, 2015, holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 10,567 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.75% Convertible Senior Notes have the right to convert them during any fiscal quarter (and only during such fiscal quarter, except if they are called for redemption or about to mature), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes had the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015, but none of them elected to do so. We have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest.
During the year ended November 30, 2015, we exchanged and converted approximately $212 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $213 million in cash and 5.2 million shares of Class A common stock, including accrued and unpaid interest through the dates of completion of the exchanges and conversions. Subsequent to November 30, 2015, we exchanged and converted approximately $89 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $89 million in cash and 2.1 million shares of Class A common stock, including accrued and unpaid interest through the dates of completion of the conversion.
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
Certain provisions under Accounting Standards Codification (“ASC”) 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We have applied these provisions to our 2.75% Convertible Senior Notes. At issuance, we estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments that did not have a conversion feature and allocated the residual value to an equity component that represented the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75%

Convertible Senior Notes was amortized over the five years ended November 30, 2015 and the annual effective interest rate was 7.1% after giving effect to the amortization of the discount and deferred financing costs. At November 30, 2015 and 2014, the principal amount of the 2.75% Convertible Senior Notes was $233.9 million and $446.0 million, respectively. At November 30, 2015 and 2014, the carrying amount of the equity component included in stockholders’ equity was $0.6 million and $15.0 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $233.2 million and $429.0 million, respectively. During the years ended November 30, 2015 and 2014, the amount of interest incurred relating to both the contractual interest and amortization of the discount was $21.2 million and $27.3 million, respectively.
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
In April 2015, we amended our Credit Facility to reduce the interest rate and increase the maximum potential borrowing capacity. At November 30, 2015, we had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments with certain financial institutions. The maturity for $1.3 billion of the Credit Facility is in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2015 and 2014, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of the period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at November 30, 2015. In addition, we had $315 million letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $236.5 million and $234.1 million at November 30, 2015 and 2014, respectively. Our financial letters of credit outstanding were $216.7 million and $190.4 million at November 30, 2015 and 2014, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $1.3 billion, which includes $223.4 million related to a pending litigation case.
Under the amended Credit Facility agreement executed in April 2015 (the “Credit Agreement”), as of the end of each fiscal quarter, we are required to maintain a minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.

The following are computations of our compliance with the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of November 30, 2015:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2015
Minimum net worth test (1)	$2,610,488	4,552,230
Maximum leverage ratio (2)	65.0%	44.4%
Liquidity test (3)	1.00	3.19
The terms of the minimum net worth test, maximum leverage ratio and liquidity test used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of November 30, 2015 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement were as follows:

Minimum consolidated tangible net worth
(In thousands)	As of November 30, 2015
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	1,150,831
Required minimum consolidated tangible net worth per the Credit Agreement	$2,610,488

Consolidated tangible net worth
(In thousands)	As of November 30, 2015
Total equity	$5,950,072
Less: Intangible assets (a)	(51,246)
Tangible net worth as calculated per the Credit Agreement	5,898,826
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries, and, from and after March 1, 2015, equity of Lennar Commercial, Lennar Multifamily and Sunstreet subsidiaries (b)	(1,258,948)
Less: Lennar Homebuilding noncontrolling interests	(87,648)
Consolidated tangible net worth as calculated per the Credit Agreement	$4,552,230
(a)Intangible assets represent the Lennar Financial Services segment's title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. The consolidated equity of Rialto, as calculated per the Credit Agreement, represents Rialto's total assets minus Rialto's total liabilities as disclosed in Note 8 of the notes to our consolidated financial statements as of November 30, 2015. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under the Credit Agreement. The consolidated equity of Lennar Commercial subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to commercial properties. The consolidated equity of Lennar Multifamily represents Lennar Multifamily’s total assets minus Lennar Multifamily’s total liabilities disclosed in Note 9 of the notes to our consolidated financial statements as of November 30, 2015. The consolidated equity of Sunstreet subsidiaries represents the equity of certain subsidiaries within Lennar Homebuilding that engage in activities related to solar power systems. The consolidated equity of mortgage banking, Rialto, Lennar Commercial, Lennar Multifamily, Sunstreet subsidiaries and other designated subsidiaries are included in equity in our consolidated balance sheet as of November 30, 2015.

(2)	The leverage ratio as calculated per the Credit Agreement was as follows:

Leverage ratio:
(Dollars in thousands)	As of November 30, 2015
Lennar Homebuilding senior notes and other debts payable	$5,025,130
Plus: Lennar Homebuilding debt issuance costs	26,417
Less: Debt of Lennar Homebuilding consolidated entities (a)	(10,850)
Funded debt as calculated per the Credit Agreement	5,040,697
Plus: Financial letters of credit (b)	216,703
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	21,831
Consolidated indebtedness as calculated per the Credit Agreement	5,279,231
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(915,318)
Numerator as calculated per the Credit Agreement	$4,363,913
Denominator as calculated per the Credit Agreement	$9,831,461
Leverage ratio (e)	44.4%

(a)	Debt of our Lennar Homebuilding consolidated joint ventures is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2015.

(b)
As of November 30, 2015, our financial letters of credit outstanding include $216.7 million as disclosed in Note 6 of the notes to our consolidated financial statements and $0.1 million of financial letters of credit related to the Lennar Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $11.0 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $10.9 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2015.

(d)
As of November 30, 2015, unrestricted cash and cash equivalents includes $892.5 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, and $32.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Credit Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement was as follows:

Liquidity test
(Dollars in thousands)	As of November 30, 2015
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$915,716
Consolidated interest incurred as calculated per the Credit Agreement (b)	$286,718
Liquidity (c)	3.19

(a)
Unrestricted cash and cash and cash equivalents at November 30, 2015 for the liquidity test calculation includes $892.5 million of Lennar Homebuilding cash and cash equivalents, excluding cash and cash equivalents from Lennar Commercial and Sunstreet subsidiaries within Lennar Homebuilding, plus $32.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $9.6 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the twelve months ended November 30, 2015 includes Lennar Homebuilding interest incurred of $288.5 million, plus Lennar Financial Services interest incurred excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income (expense), net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

Our Lennar Financial Services segment's warehouse facilities at November 30, 2015 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$600,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,350,000

(1)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million in the first quarter of fiscal 2016 and will be increased to $600 million in the second quarter of fiscal 2016.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $858.3 million and $698.4 million, at November 30, 2015 and 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $916.9 million and $732.1 million, at November 30, 2015 and 2014, respectively. The combined effective interest rate on the facilities at November 30, 2015 was 2.5%. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid.
At November 30, 2015, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2016 (1)	$250,000
364-day warehouse repurchase facility that matures August 2016 (1)	250,000
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1)	400,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Totals	$1,000,000

(1)	RMF uses these facilities to finance its loan origination and securitization business.

(2)
In August 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $36.3 million as of November 30, 2015.

In December 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $100 million that matures in December 2017.
Borrowings under the facilities that finance RMF's loan originations and securitization activities were $317.1 million and $141.3 million as of November 30, 2015 and 2014, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In November 2013, the Rialto segment originally issued $250 million aggregate principal amount of the 7.00% Senior Notes, at a price of 100% in a private placement. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes at a price of 102.25% of their face value in a private placement. Proceeds from the offerings, after payment of expenses, were approximately $347 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes to provide additional working capital for RMF, to make investments in the funds that Rialto manages, as well as for general corporate purposes. In addition, Rialto used $100 million of the net proceeds to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually. As of November 30, 2015 and 2014, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $347.9 million and $347.1 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. We believe Rialto was in compliance with its debt covenants at November 30, 2015.

As of November 30, 2015 and 2014, the outstanding amount, net of debt issuance costs, related to the Structured Notes was $31.3 million and $56.6 million, respectively.
As of November 30, 2015 and 2014, the outstanding amount related to the 5-year senior unsecured note due December 2016 was $30.3 million and $60.6 million, respectively.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2015, 2014 and 2013, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2015, the remaining authorized shares that can be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the year ended November 30, 2015, treasury stock increased by 0.3 million shares of Class A common stock due to activity related to our equity compensation plan. During the year ended November 30, 2014, treasury stock decreased by 11.6 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by our Board of Directors, partially offset by activity related to our equity compensation plan.
During the years ended November 30, 2015, 2014 and 2013, our Class A and Class B common stockholders received a per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2015, we had equity investments in 34 homebuilding and land unconsolidated entities (of which 3 had recourse debt, 7 had non-recourse debt and 24 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2014. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
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
Under the terms of our joint venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some joint venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Lennar Homebuilding equity in earnings (loss) from unconsolidated entities excludes our pro-rata share of joint ventures’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the joint ventures or reduce the investment in certain cost sharing unconsolidated entities. This in effect defers recognition of our share of the joint ventures’ earnings related to these sales until we deliver a home and title passes to a third-party homebuyer.

In many instances, we are designated as the manager of a venture under the direction of a management committee that has shared power among the partners of the unconsolidated entity and we receive fees for such services. In addition, we often enter into option and purchase contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally negotiated on a case by case basis.
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
As discussed above, the joint ventures in which we invest generally supplement equity contributions with third-party debt to finance their activities. In some instances, the debt financing is non-recourse, thus neither we nor the other equity partners are a party to the debt instruments. In other cases, we and the other partners agree to provide credit support in the form of repayment guarantees.
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

Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statement of Operation and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2015	2014	2013
Revenues	$1,309,517	263,395	570,910
Costs and expenses	969,509	291,993	425,282
Other income	49,343	—	14,602
Net earnings (loss) of unconsolidated entities	$389,351	(28,598)	160,230
Our share of net earnings (loss)	$95,901	(1,323)	32,815
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$63,373	(355)	23,803
Our cumulative share of net earnings - deferred at November 30	$42,651	6,593	13,191
Our investments in unconsolidated entities	$741,551	656,837	716,949
Equity of the unconsolidated entities	$2,692,360	2,278,941	2,513,329
Our investment % in the unconsolidated entities (1)	28%	29%	29%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the year ended November 30, 2015, net earnings of unconsolidated entities included the sale of approximately 1,800 homesites and a commercial property by El Toro for $1.1 billion that resulted in $373.2 million of gross profit, of which (1) approximately 300 homesites were sold to us for $139.6 million that resulted in $49.3 million of gross profit, of which our portion was deferred, (2) approximately 800 homesites were sold to a joint venture in which we have a 50% investment and for which our portion of the gross profit from the sale was deferred, and (3) approximately 700 homesites and a commercial property were sold to third parties. In addition, net earnings for the year ended November 30, 2015 included a gain on debt extinguishment related to a debt paydown by El Toro. These transactions primarily resulted in the recognition of $82.8 million of Lennar Homebuilding equity in earnings for the year ended November 30, 2015.
For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to our share of operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.6 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity.
Balance Sheet

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$248,980	243,597
Inventories	3,059,054	2,889,267
Other assets	465,404	155,470
	$3,773,438	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$288,192	271,638
Debt	792,886	737,755
Equity	2,692,360	2,278,941
	$3,773,438	3,288,334
As of November 30, 2015 and 2014, our recorded investments in Lennar Homebuilding unconsolidated entities were $741.6 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2015 and 2014 was $839.5 million and $722.6 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.

During the year ended November 30, 2015, we bought out the partner of one of our unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-term note. As a result, our $70 million investment in the unconsolidated entity was reclassified primarily to inventory.
During the year ended November 30, 2015, El Toro sold approximately 800 homesites to a joint venture, in which we have a 50% investment, for $472.0 million of which $320 million was financed through a non-recourse note. This transaction resulted in $157.4 million of gross profit, of which our portion was deferred. In addition, this transaction resulted in an increase in inventory, other assets and debt of the Lennar Homebuilding unconsolidated entities reflected in the summarized condensed financial information presented in the previous table.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2015	2014
Debt	$792,886	737,755
Equity	2,692,360	2,278,941
Total capital	$3,485,246	3,016,696
Debt to total capital of our unconsolidated entities	22.7%	24.5%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2015	2014
Land development	$691,850	535,960
Homebuilding	49,701	120,877
Total investments	$741,551	656,837
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

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

	November 30,
(Dollars in thousands)	2015	2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$50,411	56,573
Non-recourse land seller debt and other debt (1)	324,000	4,022
Non-recourse debt with completion guarantees (2)	146,760	442,854
Non-recourse debt without completion guarantees	260,734	209,825
Non-recourse debt to the Company	781,905	713,274
The Company’s maximum recourse exposure	10,981	24,481
Total debt	$792,886	737,755
The Company’s maximum recourse exposure as a % of total JV debt	1%	3%

(1)
Non-recourse land seller debt and other debt as of November 30, 2015 included a $320 million non-recourse note related to a transaction between El Toro and an unconsolidated joint venture, described previously.

(2)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of sales of homesites and debt extinguishment.
During the year ended November 30, 2015, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $13.5 million, as a result of $0.2 million paid by us primarily through capital contributions to unconsolidated entities and $13.3 million primarily related to the joint ventures selling assets and other transactions.
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

	November 30,
(In thousands)	2015	2014
Assets (1)	$139,389	1,669,285
Liabilities (1)	$45,214	557,261
Equity (1)	$94,175	1,112,024

(1)
During 2015, El Toro paid down a portion of its debt for which we had a repayment guarantee, thus reducing our maximum recourse exposure and subsequently reducing assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt.

In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both November 30, 2015 and 2014, we did not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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

As of November 30, 2015 and 2014, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of November 30, 2015, in the event we become legally obligated to perform under a guarantee of an obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 6 of the notes to our consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both November 30, 2015 and 2014, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2015 and does not necessarily reflect estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2016	2017	2018	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$10,981	966	10,015	—	—	—
Debt without recourse to Lennar	781,905	98,535	60,317	63,003	236,050	324,000
Total	$792,886	99,501	70,332	63,003	236,050	324,000

(1)	Represents land seller debt and other debt of which $320 million is due in December 2016.

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2015:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$274,070	1,433,960	—	10,797	10,797	1,314,552	1%
Newhall Land Development	60,479	456,170	—	257	257	359,995	—
Heritage Hills Irvine	54,179	477,788	—	—	—	153,835	—
Runkle Canyon	50,334	138,378	—	35,745	35,745	100,668	26%
Ballpark Village	41,818	122,771	—	25,235	25,235	85,637	23%
Treasure Island Community Development	40,718	88,193	—	—	—	81,467	—
Shipyard Communities (Hunters Point)	37,508	508,466	—	328,181	328,181	134,083	71%
LS Terracina	22,187	38,610	—	—	—	38,528	—
MS Rialto Residential Holdings	21,581	89,646	—	—	—	87,309	—
Krome Grove Land Trust	21,354	89,644	9,015	19,240	28,255	58,944	32%
10 largest JV investments	624,228	3,443,626	9,015	419,455	428,470	2,415,018	15%
Other JVs	117,323	329,812	1,966	38,450	40,416	277,342	13%
Total	$741,551	3,773,438	10,981	457,905	468,886	2,692,360	15%
Land seller debt and other debt			—	324,000	324,000
Total JV debt			10,981	781,905	792,886
(1)The 10 largest joint ventures presented above represent approximately 90% of total JVs assets, debt and equity. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment.

Rialto - Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2015	November 30, 2015	November 30, 2014
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,570	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	99,947	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	32,344	20,226
Rialto Capital CMBS Fund, LP	2014	70,660	70,660	23,735	23,735	23,233	15,266
Rialto Real Estate Fund III (1)	2015	510,233	—	100,000	—	—	—
Other investments						775	725
						$224,869	175,700

(1)
In November 2015, Rialto completed the first closing of commitments from the entities that comprise Rialto Real Estate Fund III ("Fund III"). Fund III's objective is to invest in commercial real estate related debt and preferred equity opportunities of all types, as well as value add real estate acquisitions and real estate property requiring repositioning.

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Rialto Real Estate Fund, LP	$9,676	30,612	19,391
Rialto Real Estate Fund II, LP	7,440	15,929	2,523
Rialto Mezzanine Partners Fund, LP	2,194	1,913	354
Rialto Capital CMBS Fund, LP	3,013	10,823	—
Rialto Real Estate Fund III (1)	(78)	—	—
Other investments	48	—	85
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353

(1)	Equity in loss from Fund III for the year ended November 30, 2015 relates to formation costs incurred in November 2015.
As manager of real estate funds, we are entitled to receive additional revenue through carried interest if they meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in the funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues.

	Years Ended November 30,
(In thousands)	2015	2014
Rialto Real Estate Fund, LP	$9,588	34,693
Rialto Real Estate Fund II, LP	9,383	—
Rialto Mezzanine Partners Fund, LP	513	—
Rialto Capital CMBS Fund, LP	516	—
	$20,000	34,693
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all its investments at their estimated fair values on November 30, 2015, both gross and net of amounts received as advanced tax distributions.

	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Hypothetical Carried Interest, Net
(In thousands)
Rialto Real Estate Fund, LP	$159,285	44,283	115,002
Rialto Real Estate Fund II, LP (1)	39,980	9,383	30,597
	$199,265	53,666	145,599

(1)	Net of incentive participations of some employees (refer to paragraph below).
Rialto adopted a Carried Interest Incentive Plan (“Plan”) which provides participants in the Plan an equity interest in a Rialto subsidiary that entitles them to a specified percentages of distributions made to a Rialto subsidiary from funds or other investment vehicles managed by the Rialto subsidiary. Some Rialto employees may receive up to 40% of the distributions received by the Rialto subsidiary. During the year ended November 30, 2015, Rialto recorded $3.0 million related to the amortization of compensation expense of the Plan over the vesting period.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheet

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$188,147	141,609
Loans receivable	473,997	512,034
Real estate owned	506,609	378,702
Investment securities	1,092,476	795,306
Investments in partnerships	429,979	311,037
Other assets	30,340	45,451
	$2,721,548	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$29,462	20,573
Notes payable	374,498	395,654
Equity	2,317,588	1,767,912
	$2,721,548	2,184,139
Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$170,921	150,452	251,533
Costs and expenses	97,162	95,629	252,563
Other income, net (1)	144,941	479,929	187,446
Net earnings of unconsolidated entities	$218,700	534,752	186,416
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353
Rialto's investments in unconsolidated entities	$224,869	175,700	154,573
Equity of the unconsolidated entities	$2,317,588	1,767,912	1,193,412
Rialto's investment % in the unconsolidated entities	10%	10%	13%

(1)	Other income, net included realized and unrealized gains (losses) on investments.
Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2015 and 2014, we had equity investments in 29 and 26 unconsolidated entities, respectively, that are engaged in multifamily residential developments (of which 22 had non-recourse debt and 7 had no debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In July 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. The Venture has approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 22 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 7,100 apartments with projected project costs of $2.4 billion as of November 30, 2015. During the year ended November 30, 2015, $275.5 million of the $1.1 billion in equity commitments were called, of which we contributed our portion of $125.7 million, resulting in a remaining equity commitment of $378.3 million. As of November 30, 2015, the carrying value of our investment in the Venture was $122.5 million.
The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture except for cost overruns relating to the construction of the project. In all cases, we have been required to provide guarantees of completion and cost overruns to the lenders and partners. These completion guarantees may require us to complete the improvements for which the financing was obtained. Therefore, our risk is limited to our equity contribution, draws on letters of credit and potential future payments under the guarantees of completion and cost over-runs. In certain instances, payments made under a cost over-run guarantee are considered capital contributions.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2015.
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
In many instances, we are designated as the development manager and/or the general contractor and/or the property manager of the unconsolidated entity and receive fees for such services. In addition, we do not plan to enter into option and purchase contracts to acquire properties from our joint ventures.
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

Summarized financial information on a combined 100% basis related to Lennar Multifamily’s unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheet

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$39,579	25,319
Operating properties and equipment	1,398,244	637,259
Other assets	25,925	14,742
	$1,463,748	677,320
Liabilities and equity:
Accounts payable and other liabilities	$179,551	87,151
Notes payable	466,724	163,376
Equity	817,473	426,793
	$1,463,748	677,320
Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$16,309	4,855	—
Costs and expenses	27,190	7,435	1,493
Other income, net	43,340	35,068	—
Net earnings (loss) of unconsolidated entities	$32,459	32,488	(1,493)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$19,518	14,454	(271)
Our investments in unconsolidated entities	$250,876	105,674	46,301
Equity of the unconsolidated entities	$817,473	426,793	183,037
Our investment % in the unconsolidated entities (2)	31%	25%	25%

(1)
During each of the years ended November 30, 2015 and 2014, our Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in the segment's $22.2 million and $14.7 million share of gains, respectively.

(2)
Our share of profit and cash distributions from sales of operating properties could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (collectively, controlled homesites) at November 30, 2015 and 2014:

	Controlled Homesites
November 30, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,815	48	17,863	42,350	60,213
Central	5,683	1,135	6,818	19,543	26,361
West	2,172	4,829	7,001	37,934	44,935
Southeast Florida	4,107	446	4,553	7,862	12,415
Houston	2,140	—	2,140	11,758	13,898
Other	1,574	—	1,574	6,467	8,041
Total homesites	33,491	6,458	39,949	125,914	165,863

	Controlled Homesites
November 30, 2014	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	9,649	93	9,742	45,489	55,231
Central	5,582	1,135	6,717	20,704	27,421
West	2,867	5,358	8,225	38,222	46,447
Southeast Florida	2,860	446	3,306	9,507	12,813
Houston	1,746	3	1,749	11,788	13,537
Other	2,151	—	2,151	6,969	9,120
Total homesites	24,855	7,035	31,890	132,679	164,569
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
During the year ended November 30, 2015, consolidated inventory not owned increased by $6.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2015. The increase was primarily due to more construction started on homesites not owned than homesite takedowns. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $89.2 million and $85.6 million at November 30, 2015 and 2014, respectively. Additionally, we had posted $70.4 million and $34.5 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2015 and 2014, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2015:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,061,514	374,665	1,145,109	1,380,714	2,161,026
Lennar Financial Services - Notes and other debts payable	858,300	858,300	—	—	—
Rialto - Notes and other debts payable (2)	775,395	391,250	32,645	351,500	—
Interest commitments under interest bearing debt (3)	1,185,293	279,131	428,228	235,132	242,802
Operating leases	159,817	38,275	61,253	35,541	24,748
Other contractual obligations (4)	486,538	407,278	79,260	—	—
Total contractual obligations (5)	$8,526,857	2,348,899	1,746,495	2,002,887	2,428,576

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table. The puts are described in the detail description of each of the convertible senior notes in the financial condition and capital resources section of this M,D&A. The amounts presented in the table above exclude debt issuance costs.

(2)
Amount includes notes payable and other debts payable of $351.5 million related to Rialto's 7.00% Senior Notes, $30.3 million related to Rialto's 5-year senior unsecured note, $353.4 million related to the RMF warehouse repurchase financing agreements and $31.4 million related to Rialto's Structured Notes with an estimated final payment date of April 15, 2017. These amounts exclude debt issuance costs.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2015.

(4)
Amount includes $378.3 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects, $8.3 million of remaining commitment to fund a homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing and $100.0 million of commitments to fund Rialto's Fund III.

(5)
Total contractual obligations excludes our gross unrecognized tax benefits and accrued interest and penalties totaling $77.4 million as of November 30, 2015, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At November 30, 2015, we had access to 39,949 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2015, we had $89.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2015, we had letters of credit outstanding in the amount of $453.2 million (which included the $70.4 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2015, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $1.3 billion, which includes $223.4 million related to a pending litigation case. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2015, there were approximately $490.0 million, or 38%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.0 billion at November 30, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $487.5 million as of November 30, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2015, we had open commitments amounting to $1.0 billion to sell MBS with varying settlement dates through February 2016 and open future contracts in the amount of $708.0 million with the settlement dates through September 2022.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Rialto activities, Lennar Multifamily activities and general operating needs primarily with cash generated from operations, debt and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered in the prior economic downturn.

Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.

Interest Rates and Changing Prices
Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased material and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

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
Lennar Multifamily Revenue Recognition
Our Lennar Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which we have investments. As a result, our Lennar Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are included in Lennar Multifamily revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. In addition, our Lennar Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed under the percentage of completion method. We believe that the accounting policy related to Lennar Multifamily revenue recognition is a critical accounting policy because it represents a significant portion of our Lennar Multifamily's revenues and is expected to continue to grow in the future as the segment builds more rental properties.
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 662 and 622 active communities, excluding unconsolidated entities, as of November 30, 2015 and 2014, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. Although gross margin percentages for the year ended November 30, 2015 have decreased compared to the year ended November 30, 2014 primarily due to an increase in land costs, revenues have increased for all of our homebuilding segments and Homebuilding Other, compared to the year ended November 30, 2014, primarily due to an increase in home deliveries and an increase in the average sales price of homes delivered.

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
We estimate the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, changes in market conditions and other specific developments or changes in assumptions may cause us to re-evaluate our strategy regarding previously impaired inventory, as well as inventory not currently impaired but for which indicators of impairment may arise if market deterioration occurs, and certain other assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

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
At November 30, 2015, the reserve for warranty costs was $130.9 million, which included $11.5 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to specific claims related to certain of our homebuilding communities and other adjustments. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction and sale of multifamily rental properties. Our Lennar Homebuilding partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. Our Lennar Multifamily partners are all financial partners.
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 4 and Note 9 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Lennar Homebuilding unconsolidated entities and all of our Lennar Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.

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
As of November 30, 2015, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2015, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $3.8 billion and total liabilities of $1.1 billion. At November 30, 2015, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $1.5 billion and total liabilities of $0.6 billion.
We evaluate the long-lived assets in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the fair value of our investment in the unconsolidated entity below its carrying amount has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
The evaluation of our investment in unconsolidated entities includes certain critical assumptions: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.
Our assumptions on the projected future distributions from unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Lennar Homebuilding unconsolidated entities or operating assets by the Lennar Multifamily unconsolidated entities. Such long-lived assets are also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally also use a discount rate of between 10% and 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in our Lennar Homebuilding or Lennar Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our Lennar Homebuilding or Lennar Multifamily investment in unconsolidated entities. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.
Additionally, we evaluate if a decease in the value of an investment is other than-temporary. This evaluation includes certain critical assumptions made by management and other factors such as age of the venture, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Lennar Homebuilding other income, net or Lennar Multifamily costs and expenses.
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
Generally, our unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, we continue to fund operations and debt paydowns through partner loans or substituted capital contributions. The accounting policy relating to variable interest entities is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary may require us to exercise significant judgment.

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
Loan Origination Liabilities
Substantially all of the loans our Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties related to loan sales. Over the last several years there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements.
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

Rialto Operations
Management Fee Revenue
Our Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
We believe the way we record Rialto management fee revenue is a significant accounting policy because it represents a significant portion of our Rialto segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Rialto Mortgage Finance - Loans Held-for Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. We elected the fair value option for RMF's loans held-for-sale in accordance with ASC 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in securitizations on a servicing released, non-recourse basis; although, we remain liable for certain limited industry-standard representations and warranties related to loan sales. We recognize revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
We believe this is a critical accounting policy due to the significant judgment involved in estimating the fair values of loans held-for-sale during the period between when the loans are originated and the time the loans are sold and because of its significance to our Rialto segment.
Nonaccrual Loans - Revenue Recognition and Impairment
For loans in which forecasted principal and interest could not be reasonably estimated at the loan acquisition date or subsequently, management classifies these loans as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investments in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less estimated costs to sell.
We believe that the accounting for nonaccrual loans is a critical accounting estimate due to the significant judgment involved.
Real Estate Owned
REO represents real estate that our Rialto segment has taken control, or has effective control of, in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for anticipated date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, we analyze historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, we then calculate our best estimate of fair value, which can include projected cash flows discounted at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its carrying value or current fair value, less estimated costs to sell if classified as held-for-sale. Held-and-used assets are tested for recoverability whenever changes in circumstances indicate that the carrying value may not be recoverable, and impairment losses are recorded for any amount by which the carrying value exceeds its fair value. Any subsequent impairment losses, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto other income (expense), net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally, an asset will require certain improvements to yield a higher return. Construction costs incurred prior to acquisition or during development of the asset may be capitalized.
We believe that the accounting related to REO is a critical accounting policy because of the significant judgment required in the third-party appraisals and/or internally prepared analyses of recent offers or prices of comparable properties in the proximate vicinity used to estimate the fair value of REOs.
Consolidations of Variable Interest Entities
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two LLCs, in partnership with the FDIC. We determined that each of the LLCs met the definition of a VIE and we were the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), we identified the activities that most significantly impact the LLCs’ economic performance and determined that we have the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consist primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.
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
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on our investments, loans held-for-sale, loans held-for-investment and outstanding variable rate debt.
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable debt such as our amended revolving credit facility and Lennar Financial Services’ and Rialto’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.
In our Lennar Financial Services operations, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of fixed rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates.
To mitigate interest risk associated with Rialto’s loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We hedge our interest rate exposure through entering into interest rate swap futures. We also manage a portion of our credit exposure by buying protection within the CMBX and CDX markets.
We do not enter into or hold derivatives for trading or speculative purposes.
The table below provides information at November 30, 2015 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2015. Weighted average variable interest rates are based on the variable interest rates at November 30, 2015.
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

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2015

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	2015
ASSETS
Rialto:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	25.6	25.6	25.2
Average interest rate	—	—	—	—	—	3.8%	3.8%	—
Lennar Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$17.3	20.2	2.3	2.2	2.0	23.9	67.9	66.7
Average interest rate	1.2%	2.0%	4.4%	3.8%	3.4%	4.8%	3.0%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	2.8	3.3	3.3
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$307.0	412.1	655.8	1,377.8	2.9	2,161.0	4,916.6	5,813.4
Average interest rate	5.9%	12.0%	5.6%	4.4%	3.7%	4.3%	5.2%	—
Variable rate	$67.7	77.2	—	—	—	—	144.9	149.3
Average interest rate	3.2%	2.9%	—	—	—	—	3.0%	—
Rialto:
Notes and other debts payable:
Fixed rate	$37.9	1.1	1.2	351.5	—	—	391.7	423.1
Average interest rate	4.6%	5.9%	5.9%	7.0%	—	—	6.7%	—
Variable rate	$353.4	30.3	—	—	—	—	383.7	383.6
Average interest rate	2.5%	4.5%	—	—	—	—	2.7%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$858.3	—	—	—	—	—	858.3	858.3
Average interest rate	2.5%	—	—	—	—	—	2.5%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 22, 2016

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2015 and 2014

	2015 (1)	2014 (1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$893,408	885,729
Restricted cash	13,505	9,849
Receivables, net	74,538	93,444
Inventories:
Finished homes and construction in progress	3,957,167	3,082,345
Land and land under development	4,724,578	4,601,802
Consolidated inventory not owned	58,851	52,453
Total inventories	8,740,596	7,736,600
Investments in unconsolidated entities	741,551	656,837
Other assets	609,222	643,642
	11,072,820	10,026,101
Rialto	1,505,500	1,451,983
Lennar Financial Services	1,425,837	1,177,053
Lennar Multifamily	415,352	268,014
Total assets	$14,419,509	12,923,151

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2015, total assets include $652.3 million related to consolidated VIEs of which $9.6 million is included in Lennar Homebuilding cash and cash equivalents, $0.5 million in Lennar Homebuilding receivables, net, $3.9 million in Lennar Homebuilding finished homes and construction in progress, $154.2 million in Lennar Homebuilding land and land under development, $58.9 million in Lennar Homebuilding consolidated inventory not owned, $35.8 million in Lennar Homebuilding investments in unconsolidated entities, $22.7 million in Lennar Homebuilding other assets, $355.2 million in Rialto assets and $11.5 million in Lennar Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2015 and 2014

	2015 (2)	2014 (2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$475,909	412,558
Liabilities related to consolidated inventory not owned	51,431	45,028
Senior notes and other debts payable	5,025,130	4,661,266
Other liabilities	899,815	863,236
	6,452,285	5,982,088
Rialto	866,224	740,875
Lennar Financial Services	1,083,978	896,643
Lennar Multifamily	66,950	52,243
Total liabilities	8,469,437	7,671,849
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2015 and 2014 - 300,000,000 shares; Issued: 2015 - 180,658,550 shares; 2014 - 174,241,570 shares	18,066	17,424
Class B common stock of $0.10 par value per share; Authorized: 2015 and 2014 - 90,000,000 shares, Issued: 2015 - 32,982,815 shares; 2014 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,305,560	2,239,574
Retained earnings	3,429,736	2,660,034
Treasury stock, at cost; 2015 - 815,959 shares of Class A common stock and 1,679,620 shares of Class B common stock; 2014 - 505,420 shares of Class A common stock and 1,679,620 shares of Class B common stock	(107,755)	(93,440)
Accumulated other comprehensive income	39	130
Total stockholders’ equity	5,648,944	4,827,020
Noncontrolling interests	301,128	424,282
Total equity	5,950,072	5,251,302
Total liabilities and equity	$14,419,509	12,923,151

(2)
As of November 30, 2015, total liabilities include $84.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $2.0 million is included in Lennar Homebuilding accounts payable, $51.4 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $15.6 million in Lennar Homebuilding other liabilities, $11.3 million in Rialto liabilities and $4.0 million in Lennar Multifamily liabilities.

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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$8,466,945	7,025,130	5,354,947
Lennar Financial Services	620,527	454,381	427,342
Rialto	221,923	230,521	138,060
Lennar Multifamily	164,613	69,780	14,746
Total revenues	9,474,008	7,779,812	5,935,095
Cost and expenses:
Lennar Homebuilding	7,264,839	5,962,029	4,579,108
Lennar Financial Services	492,732	374,243	341,556
Rialto	222,875	249,114	151,072
Lennar Multifamily	191,302	95,227	31,463
Corporate general and administrative	216,244	177,161	146,060
Total costs and expenses	8,387,992	6,857,774	5,249,259
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	63,373	(355)	23,803
Lennar Homebuilding other income, net	18,616	7,526	27,346
Other interest expense	(12,454)	(36,551)	(93,913)
Rialto equity in earnings from unconsolidated entities	22,293	59,277	22,353
Rialto other income, net	12,254	3,395	16,787
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	19,518	14,454	(271)
Earnings before income taxes	1,209,616	969,784	681,941
Provision for income taxes	(390,416)	(341,091)	(177,015)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	819,200	628,693	504,926
Less: Net earnings (loss) attributable to noncontrolling interests	16,306	(10,223)	25,252
Net earnings attributable to Lennar	$802,894	638,916	479,674
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	(65)	130	—
Reclassification adjustments for (gain) loss included in net earnings, net of tax	(26)	—	—
Other comprehensive income attributable to Lennar	$802,803	639,046	479,674
Other comprehensive income (loss) attributable to noncontrolling interests	$16,306	(10,223)	25,252
Basic earnings per share	$3.87	3.12	2.48
Diluted earnings per share	$3.46	2.80	2.15

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Class A common stock:
Beginning balance	$17,424	18,483	17,240
Employee stock and director plans	122	114	243
Retirement of treasury stock	—	(1,173)	—
Conversion of convertible senior notes to shares of Class A common stock	520	—	1,000
Balance at November 30,	18,066	17,424	18,483
Class B common stock - Balance at November 30,	3,298	3,298	3,298
Additional paid-in capital:
Beginning balance	2,239,574	2,721,246	2,421,941
Employee stock and director plans	1,451	1,384	17,423
Retirement of treasury stock	—	(541,019)	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	21,313	17,382	17,162
Amortization of restricted stock and performance-based stock options	43,742	40,581	33,559
Conversion of convertible senior notes to shares of Class A common stock	(520)	—	293,106
Equity adjustment related to purchase of noncontrolling interests	—	—	(61,945)
Balance at November 30,	2,305,560	2,239,574	2,721,246
Retained earnings:
Beginning balance	2,660,034	2,053,893	1,605,131
Net earnings attributable to Lennar	802,894	638,916	479,674
Cash dividends - Class A common stock ($0.16 per share)	(28,183)	(27,766)	(25,635)
Cash dividends - Class B common stock ($0.16 per share)	(5,009)	(5,009)	(5,277)
Balance at November 30,	3,429,736	2,660,034	2,053,893
Treasury stock, at cost:
Beginning balance	(93,440)	(628,019)	(632,846)
Employee stock and directors plans	(14,315)	(7,613)	4,827
Retirement of treasury stock	—	542,192	—
Balance at November 30,	(107,755)	(93,440)	(628,019)
Accumulated comprehensive other income:
Beginning balance	130	—	—
Other comprehensive income (loss), net of tax	(91)	130	—
Balance at November 30,	39	130	—
Total stockholders’ equity	5,648,944	4,827,020	4,168,901
Noncontrolling interests:
Beginning balance	424,282	458,569	586,444
Net earnings (loss) attributable to noncontrolling interests	16,306	(10,223)	25,252
Receipts related to noncontrolling interests	1,296	12,859	8,236
Payments related to noncontrolling interests	(133,374)	(155,625)	(201,655)
Non-cash consolidations (deconsolidations), net	(13,253)	118,272	2,242
Non-cash purchase or activity of noncontrolling interests	5,871	430	(63,500)
Equity adjustment related to purchase of noncontrolling interests	—	—	101,550
Balance at November 30,	301,128	424,282	458,569
Total equity	$5,950,072	5,251,302	4,627,470
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$819,200	628,693	504,926
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	43,666	38,542	30,349
Amortization of discount/premium on debt, net	19,874	21,387	23,497
Equity in earnings from unconsolidated entities	(105,184)	(73,376)	(45,885)
Distributions of earnings from unconsolidated entities	60,753	22,251	4,029
Share-based compensation expense	43,873	40,718	33,689
Excess tax benefits from share-based awards	(113)	(7,497)	(10,148)
Deferred income tax (benefit) expense	(5,637)	75,324	151,619
Loss (gain) on retirement of debt and notes payable	3,632	(4,555)	(1,000)
Gain on sale of operating property and equipment	(5,945)	—	(14,432)
Unrealized and realized gains on real estate owned	(36,380)	(36,901)	(48,358)
Unrealized gain on Rialto bargain purchase acquisition	—	—	(8,532)
Impairments of loans receivable and real estate owned	25,179	76,450	32,229
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	31,002	13,088	8,435
Changes in assets and liabilities:
Decrease (increase) in restricted cash	20,876	(18,930)	(6,430)
Increase in receivables	(86,432)	(113,001)	(62,708)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,126,907)	(1,367,415)	(1,627,136)
(Increase) decrease in other assets	(28,154)	(13,990)	4,279
(Increase) decrease in loans held-for-sale	(318,739)	(395,363)	42,130
Increase in accounts payable and other liabilities	225,790	326,087	181,733
Net cash used in operating activities	(419,646)	(788,488)	(807,714)
Cash flows from investing activities:
Increase (decrease) in restricted cash related to LOCs	2,030	37	(21,527)
Net additions to operating properties and equipment	(91,355)	(22,599)	(8,126)
Proceeds from the sale of operating properties and equipment	73,732	43,937	140,564
Investments in and contributions to unconsolidated entities	(314,937)	(159,783)	(146,768)
Distributions of capital from unconsolidated entities	218,996	279,306	239,489
Decrease in Rialto defeasance cash to retire notes payable	—	—	223,813
Proceeds from sales of real estate owned	155,295	269,698	239,215
Improvements to real estate owned	(8,477)	(14,278)	(9,407)
Receipts of principal payments on loans receivable	28,389	24,019	66,788
Purchases of loans receivable and real estate owned	(3,228)	—	(5,450)
Originations of loans receivable	(78,703)	(7,000)	—
Purchase of investment carried at cost	(18,000)	—	—
Purchases of commercial mortgage-backed securities bond	(13,973)	(8,705)	—
Proceeds from sale of commercial mortgage-backed securities bond	7,014	9,171	—
Acquisitions, net of cash acquired	—	(5,489)	(5,623)
Purchases of Lennar Homebuilding investments available-for-sale	(28,093)	(21,274)	(28,708)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	51,934	5,906
(Increase) decrease in Lennar Financial Services held-for-investment, net	(5,022)	1,102	(730)
Purchases of Lennar Financial Services investment securities	(45,687)	(40,627)	(30,333)
Proceeds from maturities/sales of Lennar Financial Services investments securities	23,626	38,910	30,146
Net cash provided by (used in) investing activities	$(98,393)	438,359	689,249

Cash flows from financing activities:
Net borrowings (repayments) under warehouse facilities	$366,290	389,535	(7,811)
Proceeds from senior notes	1,146,647	955,025	750,000
Debt issuance costs	(11,807)	(9,989)	(12,935)
Redemption and partial redemption of senior notes	(500,000)	(250,000)	(63,751)
Conversions and exchanges on convertible senior notes	(212,107)	—	—
Proceeds from Rialto structured notes	—	94,444	—
Principal repayments on Rialto notes payable including structured notes	(58,923)	(75,879)	(471,255)
Proceeds from other borrowings	101,618	34,424	92,596
Principal payments on other borrowings	(258,108)	(299,713)	(287,359)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	(28,869)
Receipts related to noncontrolling interests	1,296	12,859	8,236
Payments related to noncontrolling interests	(133,374)	(155,625)	(201,655)
Excess tax benefits from share-based awards	113	7,497	10,148
Common stock:
Issuances	9,405	13,599	34,114
Repurchases	(23,188)	(20,424)	(12,320)
Dividends	(33,192)	(32,775)	(30,912)
Net cash provided by (used in) financing activities	394,670	661,438	(221,773)
Net increase (decrease) in cash and cash equivalents	(123,369)	311,309	(340,238)
Cash and cash equivalents at beginning of year	1,281,814	970,505	1,310,743
Cash and cash equivalents at end of year	$1,158,445	1,281,814	970,505
Summary of cash and cash equivalents:
Lennar Homebuilding	$893,408	885,729	695,424
Rialto	150,219	303,889	201,496
Lennar Financial Services	106,777	90,010	73,066
Lennar Multifamily	8,041	2,186	519
	$1,158,445	1,281,814	970,505
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$87,132	68,366	112,694
Cash paid for income taxes, net	$336,796	202,374	11,433

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$66,819	129,881	167,134
Non-cash contributions to unconsolidated entities	$205,327	106,132	286,798
Inventory acquired in satisfaction of other assets including investments available-for-sale	$28,093	—	—
Inventory acquired in partner buyout	$64,440	—	—
Non-cash sale of operating properties and equipment	$(59,397)	—	—
Non-cash reduction of equity due to purchase of noncontrolling interest	$—	—	101,550
Non-cash purchase of noncontrolling interests	$—	—	63,500
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$17,248	57,390	70,237
Real estate owned acquired in bargain purchase acquisition	$—	—	31,818
Net liabilities assumed in bargain purchase acquisition	$—	—	6,200
Non-cash acquisition of Servicer Provider	$—	8,317	—
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$—	5,697	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	155,021	—
Operating properties and equipment and other assets	$(17,421)	(7,218)	—
Investments in unconsolidated entities	$2,948	(30,647)	—
Other liabilities	$1,220	—	—
Noncontrolling interests	$13,253	(117,156)	—

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
Changes in Accounting Principles
In November 2015, the Company adopted Accounting Standard Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, as of November 30, 2015 and 2014 the Company reclassified $26.4 million and $28.9 million, respectively, of Lennar Homebuilding’s debt issuance costs from Lennar Homebuilding other assets to Lennar Homebuilding notes and other debts payable, and $3.7 million and $6.2 million, respectively, of Rialto’s debt issuance costs from Rialto assets to Rialto liabilities, in the Company’s consolidated balance sheets.
In addition, in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company determined to continue presenting the debt issuance costs associated with the Company's revolving credit facility, letters of credit facilities and warehouse facilities as other assets included within Lennar Homebuilding, Lennar Financial Services and Rialto assets in the Company's consolidated balance sheets and continue amortizing those deferred costs over the term of the facilities.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $47.9 million, $45.2 million and $31.9 million for the years ended November 30, 2015, 2014 and 2013, respectively.
Share-Based Payments
The Company has share-based awards outstanding under the 2007 Equity Incentive Plan (the "Plan"), which provides for the granting of stock options, stock appreciation rights, restricted common stock (“nonvested shares”) and other share based awards to officers, associates and directors. The exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the Plan based on the estimated grant date fair value.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2015 and 2014 included $414.9 million and $263.2 million, respectively, of cash held in escrow for approximately 3 days.
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
Inventories
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 662 and 622 active communities, excluding unconsolidated entities, as of November 30, 2015 and 2014, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting its review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities whose carrying values exceed their undiscounted projected cash flows.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company estimates the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. For example, changes in market conditions and other specific developments or changes in assumptions may cause the Company to re-evaluate its strategy regarding previously impaired inventory, as well as inventory not currently impaired but for which indicators of impairment may arise if market deterioration occurs, and certain other assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.
As of November 30, 2015, the Company reviewed its communities for potential indicators of impairments and identified 13 homebuilding communities with 931 homesites and a carrying value of $121.7 million as having potential indicators of impairment. Of those communities, the Company recorded valuation adjustments of $8.1 million on 209 homesites in 5 communities with a carrying value of $19.4 million.
As of November 30, 2014, the Company reviewed its communities for potential indicators of impairments and identified 26 homebuilding communities with 1,774 homesites and a carrying value of $145.3 million as having potential indicators of impairment. Of those communities, the Company recorded valuation adjustments of $2.9 million on 120 homesites in one community with a carrying value of $8.1 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2015, 2014 and 2013:

	November 30,
	2015			2014	2013
Unobservable inputs	Range				Range
Average selling price	$158,000	-	$1,300,000	$164,000	$163,000	-	$279,000
Absorption rate per quarter (homes)	3	-	16	12	2	-	34
Discount rate	12%	-	20%	20%	20%

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
When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2015, 2014 and 2013, the Company wrote-off $3.1 million, $4.6 million and $1.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
The Company evaluates the long-lived assets in unconsolidated entities for indicators of impairment during each reporting period generally using a discount rate between 10% and 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory or operating assets. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company's Lennar Homebuilding or Lennar Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its Lennar Homebuilding or Lennar Multifamily investment in unconsolidated entities.
Additionally, the Company evaluates if a decrease in the value of an investment is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Lennar Homebuilding other income, net or Lennar Multifamily costs and expenses.
The Company tracks its share of cumulative earnings and distributions of its joint ventures (“JVs”). For purposes of classifying distributions received from JVs in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as cash from investing activities.
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
Generally, Lennar Homebuilding and Lennar Multifamily unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
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
At both November 30, 2015 and 2014, the Lennar Homebuilding segment had available-for-sale securities totaling $0.5 million included in Lennar Homebuilding other assets, which consist primarily of investments in community development district bonds that mature in 2039. Certain of these bonds are in default by the borrower, which may allow the Company to foreclose on the underlying real estate collateral. Unrealized holding gain (losses) during the years ended November 30, 2015 and 2014 were deferred as a result of the Company's continuing involvement in the underlying collateral, thus no gains were recognized during the years ended November 30, 2015 and 2014.
At November 30, 2015 and 2014, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $40.2 million and $45.0 million, respectively, which consist mainly of corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within five years. Also, at November 30, 2015 and 2014, the Lennar Financial Services segment had available-for-sale securities totaling $42.8 million and $16.8 million, respectively, which consist primarily of preferred stock and mutual funds. These investments available-for-sale are carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss). As of November 30, 2015 and 2014, investments available-for-sale had net cumulative unrealized gains, net of tax, of $39 thousand and $130 thousand, respectively. During the years ended November 30, 2015 and 2014, the Company recorded unrealized gains (losses) in other comprehensive income (loss), net of tax of ($65) thousand and $130 thousand, respectively.
In addition, at November 30, 2015 and 2014, the Rialto segment had investment securities classified as held-to-maturity totaling $25.6 million and $17.3 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities (“CMBS”).
At both November 30, 2015 and 2014, the Company had no investment securities classified as trading.

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
During the years ended November 30, 2015, 2014 and 2013, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $288.5 million, $273.4 million and $261.5 million, respectively; interest capitalized into inventories was $276.1 million, $236.9 million and $167.6 million, respectively.
Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Interest expense in cost of homes sold	$205,200	161,371	117,781
Interest expense in cost of land sold	2,493	3,617	2,562
Other interest expense	12,454	36,551	93,913
Total interest expense	$220,147	201,539	214,256
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
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2015 and 2014, the Company's net deferred tax assets included a valuation allowance of $5.9 million and $8.0 million, respectively. See Note 10 for additional information.

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

	November 30,
(In thousands)	2015	2014
Warranty reserve, beginning of year	$115,927	102,580
Warranties issued	81,505	60,856
Adjustments to pre-existing warranties from changes in estimates (1)	11,451	12,685
Payments	(78,030)	(60,194)
Warranty reserve, end of year	$130,853	115,927

(1)
The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2015 and 2014 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2015 and 2014 was $96.5 million and $103.2 million, respectively, of which $65.0 million and $69.3 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held-for-Sale
Loans held-for-sale by the Lennar Financial Services segment, including the rights to service the mortgage loans, are carried at fair value and changes in fair value are reflected in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. At November 30, 2015 and 2014, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $843.3 million and $738.4 million, respectively, and an aggregate outstanding principal balance of $815.0 million and $706.0 million at November 30, 2015 and 2014, respectively.
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services' other assets as of November 30, 2015 and 2014. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
Provision for Losses
The Company establishes reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	November 30,
(In thousands)	2015	2014
Loan origination liabilities, beginning of year	$11,818	9,311
Provision for losses	4,040	2,908
Adjustments to pre-existing provisions for losses from changes in estimates (1)	4,415	—
Payments/settlements	(781)	(401)
Loan origination liabilities, end of year	$19,492	11,818

(1)	Provision for losses included an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded.
Loans Held-for-Investment, Net
Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at lower of cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rialto
Management Fee Revenue
The Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
Rialto Mortgage Finance - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for Rialto Mortgage Finance's ("RMF's") loans held-for-sale in accordance with ASC 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
Nonaccrual Loans- Revenue Recognition & Impairment
At November 30, 2015 and 2014, there were loans receivable with a carrying value of $88.7 million and $130.1 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date or subsequently, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. The fair value of the real estate is determined through a combination of appraisals, broker opinions of value and management's best estimate. The fair value of the underlying collateral is determined in part by placing reliance on independent third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity.
Real Estate Owned
Real estate owned (“REO”) represents real estate that the Rialto segment has taken control in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for anticipated date of sale, location, property

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties included within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. Generally, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure in the Company’s consolidated statements of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is generally recorded as a provision for loan losses in the Company’s consolidated statements of operations.
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
Derivative Instruments
The Rialto segment, in the normal course of business, uses derivative financial instruments on loans held-for-sale in order to minimize its exposure to fluctuations in mortgage-related interest rates as well as lessen its credit risk. The segment hedges interest rate exposure by entering into interest rate swaps and swap futures. These derivative financial instruments are carried at fair value with derivative instruments in gain positions recorded in other assets while derivative instruments in loss positions are recorded in other liabilities.
Consolidations of Variable Interest Entities
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The Company determined that each of the LLCs met the definition of a VIE and that the Company was the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), the Company identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consisted primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively. At November 30, 2014, these consolidated LLCs had total combined assets and liabilities of $508.4 million and $21.5 million, respectively.
The FDIC does not have the unilateral power to terminate the Company’s role in managing the LLCs and servicing the loan portfolios. While the FDIC has the right to prevent certain types of transactions (i.e., bulk sales, selling assets with recourse back to the selling entity, selling assets with representations and warranties and financing the sales of assets without

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Voting Interest Entities
Rialto Real Estate Fund, LP ("Fund I"), Rialto Real Estate Fund II, LP ("Fund II"), Rialto Real Estate Fund III ("Fund III") and the Rialto Mezzanine Partners Fund, LP ("Mezzanine Fund") are unconsolidated entities and are accounted for under the equity method of accounting. They were determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I, Fund II, Fund III and the Mezzanine Fund's assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations, the Company’s share of which will be recorded in the Rialto equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that Fund I, Fund II, Fund III and the Mezzanine Fund are not variable interest entities but rather voting interest entities due to the following factors:

•	The Company determined that Rialto’s general partner interest and all the limited partners’ interests qualify as equity investment at risk.

•
Based on the capital structure of Fund I, Fund II, Fund III and the Mezzanine Fund (100% capitalized via equity contributions), the Company was able to conclude that the equity investment at risk was sufficient to allow Fund I, Fund II, Fund III and the Mezzanine Fund to finance its activities without additional subordinated financial support.

•
The general partner and the limited partners in Fund I, Fund II, Fund III and the Mezzanine Fund, collectively, have full decision-making ability as they collectively have the power to direct the activities of Fund I, Fund II, Fund III and the Mezzanine Fund, since Rialto, in addition to being a general partner with a substantive equity investment in Fund I, Fund II, Fund III and the Mezzanine Fund, also provides services to Fund I, Fund II, Fund III and the Mezzanine Fund under a management agreement and an investment agreement, which are not separable from Rialto’s general partnership interest.

•
As a result of all these factors, the Company has concluded that the power to direct the activities of Fund I, Fund II, Fund III and the Mezzanine Fund reside in its general partnership interest and thus with the holders of the equity investment at risk.

•
In addition, there are no guaranteed returns provided to the equity investors and the equity contributions are fully subjected to Fund I, Fund II, Fund III and the Mezzanine Fund's operational results, thus the equity investors absorb the expected negative and positive variability relative to Fund I, Fund II, Fund III and the Mezzanine Fund.

•
Finally, substantially all of the activities of Fund I, Fund II, Fund III and the Mezzanine Fund are not conducted on behalf of any individual investor or related group that has disproportionately few voting rights (i.e., on behalf of any individual limited partner).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Having concluded that Fund I, Fund II, Fund III and the Mezzanine Fund are voting interest entities, the Company has evaluated the funds under the voting interest entity model to determine whether, as general partner, it has control over Fund I, Fund II, Fund III and the Mezzanine Fund. The Company determined that it does not control Fund I, Fund II, Fund III or the Mezzanine Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control Fund I, Fund II, Fund III or the Mezzanine Fund under the voting interest entity model, Fund I, Fund II, Fund III and the Mezzanine Fund are not consolidated in the Company’s financial statements.
Lennar Multifamily
Management Fees and General Contractor Revenue
The Lennar Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which the Company has investments. As a result, the Lennar Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are included in Lennar Multifamily revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. In addition, the Lennar Multifamily provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed under the percentage of completion method.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date. ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers' Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. ASU 2015-05 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. As permitted, the Company has elected early adoption. The adoption of ASU 2015-05 will not have a material effect on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

2. Operating and Reporting Segments
As of and for the year ended November 30, 2015, the Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

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
As of November 30, 2015, the Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have operations located in:
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consists of revenues generated primarily from gains from securitization transactions and interest income from the RMF business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of REO and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF, REO expenses and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures, and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2015	2014	2013
Assets:
Homebuilding East	$2,423,389	2,323,978	1,890,138
Homebuilding Central	1,421,195	1,233,991	963,815
Homebuilding West	4,157,616	3,454,611	3,108,395
Homebuilding Southeast Florida	717,215	722,706	757,125
Homebuilding Houston	481,386	398,538	307,864
Homebuilding Other	858,000	880,912	808,496
Rialto	1,505,500	1,451,983	1,474,591
Lennar Financial Services	1,425,837	1,177,053	796,710
Lennar Multifamily	415,352	268,014	147,089
Corporate and unallocated	1,014,019	1,011,365	985,662
Total assets	$14,419,509	12,923,151	11,239,885
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$7,852	10,620	19,569
Homebuilding Central	35,850	35,772	56,136
Homebuilding West	649,170	564,643	600,622
Homebuilding Southeast Florida	32,721	32,670	36,595
Homebuilding Houston	75	162	2,074
Homebuilding Other	15,883	12,970	1,953
Total Lennar Homebuilding investments in unconsolidated entities	$741,551	656,837	716,949
Rialto investments in unconsolidated entities	$224,869	175,700	154,573
Lennar Multifamily investments in unconsolidated entities	$250,876	105,674	46,301
Rialto goodwill	$5,396	5,396	—
Lennar Financial Services goodwill	$38,854	38,854	34,046

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues:
Homebuilding East	$2,761,824	2,247,681	1,842,162
Homebuilding Central	1,213,600	936,940	743,475
Homebuilding West	2,365,519	1,796,375	1,161,332
Homebuilding Southeast Florida	801,854	692,898	502,175
Homebuilding Houston	730,712	713,113	641,161
Homebuilding Other	593,436	638,123	464,642
Lennar Financial Services	620,527	454,381	427,342
Rialto	221,923	230,521	138,060
Lennar Multifamily	164,613	69,780	14,746
Total revenues (1)	$9,474,008	7,779,812	5,935,095
Operating earnings (loss):
Homebuilding East	$409,185	340,108	251,117
Homebuilding Central	112,752	75,585	55,203
Homebuilding West (2)	435,818	292,719	211,155
Homebuilding Southeast Florida	171,678	161,963	106,889
Homebuilding Houston	95,946	107,622	80,819
Homebuilding Other	46,262	55,724	27,892
Lennar Financial Services	127,795	80,138	85,786
Rialto	33,595	44,079	26,128
Lennar Multifamily	(7,171)	(10,993)	(16,988)
Total operating earnings	1,425,860	1,146,945	828,001
Corporate general and administrative expenses	216,244	177,161	146,060
Earnings before income taxes	$1,209,616	969,784	681,941

(1)
Total revenues were net of sales incentives of $518.1 million ($21,400 per home delivered) for the year ended November 30, 2015, $449.2 million ($21,400 per home delivered) for the year ended November 30, 2014 and $373.1 million ($20,500 per home delivered) for the year ended November 30, 2013.

(2)
For the year ended November 30, 2015, operating earnings included $82.8 million of equity in earnings related to transactions by Heritage Fields El Toro, one of the Company's unconsolidated entities ("El Toro"), and a $6.5 million gain on the sale of an operating property.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2015	2014	2013
Lennar Homebuilding interest expense:
Homebuilding East	$71,439	65,437	65,123
Homebuilding Central	26,745	24,593	28,534
Homebuilding West	70,397	58,999	63,106
Homebuilding Southeast Florida	22,986	21,307	19,237
Homebuilding Houston	14,535	14,914	16,412
Homebuilding Other	14,045	16,289	21,844
Total Lennar Homebuilding interest expense	$220,147	201,539	214,256
Lennar Financial Services interest income, net	$13,547	6,585	5,154
Rialto interest expense	$43,127	36,531	13,163
Depreciation and amortization:
Homebuilding East	$13,529	10,860	8,955
Homebuilding Central	6,640	5,568	3,569
Homebuilding West	17,683	14,533	10,594
Homebuilding Southeast Florida	3,348	3,039	2,047
Homebuilding Houston	3,241	3,252	2,647
Homebuilding Other	4,477	5,729	4,213
Lennar Financial Services	6,100	4,539	2,755
Rialto	7,758	7,367	5,588
Lennar Multifamily	1,110	595	484
Corporate and unallocated	23,522	23,641	23,056
Total depreciation and amortization	$87,408	79,123	63,908
Net additions to (disposals of) operating properties and equipment:
Homebuilding East	$251	350	97
Homebuilding Central	(18)	578	201
Homebuilding West (1)	(11,482)	6,719	(128,058)
Homebuilding Southeast Florida (2)	65	(42,780)	78
Homebuilding Houston	—	6	—
Homebuilding Other (3)	(72,472)	1,042	561
Lennar Financial Services	3,306	4,502	3,648
Rialto	9,382	4,361	4,052
Lennar Multifamily	2,147	1,907	92
Corporate and unallocated	27,466	1,977	401
Total net disposals of operating properties and equipment	$(41,355)	(21,338)	(118,928)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$532	2,254	678
Homebuilding Central	57	(131)	(87)
Homebuilding West (4)	62,960	(1,647)	22,039
Homebuilding Southeast Florida	(414)	(576)	(152)
Homebuilding Houston	18	121	2,079
Homebuilding Other	220	(376)	(754)
Total Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$63,373	(355)	23,803
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	$19,518	14,454	(271)

(1)
For the years ended November 30, 2015 and 2013, net disposals of operating properties and equipment included the sale of operating properties with a basis of $59.4 million and $127.1 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	For the year ended November 30, 2014, net disposals of operating properties and equipment included the sale of an operating property with a basis of $44.1 million.

(3)	For the year ended November 30, 2015, net disposals of operating properties and equipment included the sale of an operating property with a basis of $73.3 million.

(4)
For the year ended November 30, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $82.8 million of equity in earnings from El Toro, for details refer to Note 4. For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to the Company's share of operating losses from various Lennar Homebuilding West unconsolidated entities, which included $4.3 million of the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity.

3. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2015	2014
Accounts receivable	$41,653	44,368
Mortgage and notes receivable	22,365	41,326
Income tax receivables	10,620	10,620
	74,638	96,314
Allowance for doubtful accounts	(100)	(2,870)
	$74,538	93,444
At November 30, 2015 and 2014, Lennar Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$1,309,517	263,395	570,910
Costs and expenses	969,509	291,993	425,282
Other income	49,343	—	14,602
Net earnings (loss) of unconsolidated entities	$389,351	(28,598)	160,230
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$63,373	(355)	23,803
For the year ended November 30, 2015, net earnings of unconsolidated entities included the sale of approximately 1,800 homesites and a commercial property by El Toro for $1.1 billion that resulted in $373.2 million of gross profit, of which (1) approximately 300 homesites were sold to Lennar for $139.6 million that resulted in $49.3 million of gross profit, of which the Company's portion was deferred, (2) approximately 800 homesites were sold to a joint venture in which the Company has a 50% investment and for which the Company's portion of the gross profit from the sale was deferred, and (3) approximately 700 homesites and a commercial property were sold to third parties. In addition, net earnings for the year ended November 30, 2015 included a gain on debt extinguishment related to a debt paydown by El Toro. These transactions resulted primarily in the recognition of $82.8 million of Lennar Homebuilding equity in earnings for the year ended November 30, 2015.
For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to the Company's share of operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.6 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For the year ended November 30, 2013, Lennar Homebuilding equity in earnings from unconsolidated entities included $19.8 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$248,980	243,597
Inventories	3,059,054	2,889,267
Other assets	465,404	155,470
	$3,773,438	3,288,334
Liabilities and equity:
Accounts payable and other liabilities	$288,192	271,638
Debt	792,886	737,755
Equity	2,692,360	2,278,941
	$3,773,438	3,288,334
As of November 30, 2015 and 2014, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $741.6 million and $656.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2015 and 2014 was $839.5 million and $722.6 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.
During the year ended November 30, 2015, the Company bought out the partner of one of its unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-term note. As a result, the Company's $70 million investment in the unconsolidated entity was reclassified primarily to inventory.
During the year ended November 30, 2015, El Toro sold approximately 800 homesites to a joint venture, in which the Company has a 50% investment, for $472.0 million of which $320 million was financed through a non-recourse note. This transaction resulted in $157.4 million of gross profit, of which the Company's portion was deferred. In addition, this transaction resulted in an increase in inventory, other assets and debt of the Lennar Homebuilding unconsolidated entities reflected in the summarized condensed financial information presented in the previous table.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2015, 2014 and 2013, the Company received management fees and reimbursement of expenses from Lennar Homebuilding unconsolidated entities totaling $31.3 million, $30.7 million and $18.8 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2015, 2014 and 2013, $177.6 million, $59.0 million and $192.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
The Lennar Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2015	2014
Non-recourse bank debt and other debt (partner’s share of several recourse)	$50,411	56,573
Non-recourse land seller debt and other debt (1)	324,000	4,022
Non-recourse debt with completion guarantees (2)	146,760	442,854
Non-recourse debt without completion guarantees	260,734	209,825
Non-recourse debt to the Company	781,905	713,274
The Company’s maximum recourse exposure	10,981	24,481
Total debt	$792,886	737,755
The Company’s maximum recourse exposure as a % of total JV debt	1%	3%

(1)
Non-recourse land seller debt and other debt as of November 30, 2015 included a $320 million non-recourse note related to a transaction between El Toro and an unconsolidated joint venture, described previously.

(2)	The decrease in non-recourse debt with completion guarantees was primarily related to a debt paydown by El Toro as a result of sales of homesites and debt extinguishment.
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both November 30, 2015 and 2014, the Company did not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both November 30, 2015 and 2014, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2015, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Lennar Homebuilding Operating Properties and Equipment
Operating properties and equipment are included in Lennar Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2015	2014
Operating properties (1)	$93,174	161,741
Leasehold improvements	34,064	32,890
Furniture, fixtures and equipment	66,670	36,464
	193,908	231,095
Accumulated depreciation and amortization	(78,351)	(87,931)
	$115,557	143,164

(1)
Operating properties primarily include rental operations and commercial properties. During the years ended November 30, 2015 and 2014, the Company sold operating properties with a basis of $132.7 million and $44.1 million, respectively.

6. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2015	2014
6.50% senior notes due 2016	$249,905	249,735
12.25% senior notes due 2017	396,252	394,415
4.75% senior notes due 2017	397,736	396,994
6.95% senior notes due 2018	247,632	246,816
4.125% senior notes due 2018	273,319	272,747
4.500% senior notes due 2019	497,210	496,419
4.50% senior notes due 2019	596,622	347,027
2.75% convertible senior notes due 2020	233,225	429,005
3.25% convertible senior notes due 2021	398,194	393,721
4.750% senior notes due 2022	567,325	566,243
4.875% senior notes due 2023	393,545	—
4.750% senior notes due 2025	495,784	—
5.60% senior notes due 2015	—	500,092
Mortgages notes on land and other debt	278,381	368,052
	$5,025,130	4,661,266
The carrying amount of the senior notes listed above are net of debt issuance costs as the Company adopted ASU 2015-03 (see Note 1). Debt issuance costs as of November 30, 2015 and 2014 were $26.4 million and $28.9 million, respectively
In April 2015, the Company amended its unsecured revolving credit facility (the "Credit Facility") to reduce the interest rate and increase the maximum potential borrowing capacity. At November 30, 2015, the Company had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments with certain financial institutions. The maturity for $1.3 billion of the Credit Facility is in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2015 and 2014, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2015. In addition, the Company had $315 million letter of credit facilities with different financial institutions.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s performance letters of credit outstanding were $236.5 million and $234.1 million at November 30, 2015 and 2014, respectively. The Company’s financial letters of credit outstanding were $216.7 million and $190.4 million at November 30, 2015 and 2014, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2015, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $1.3 billion, which includes $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2015, there were approximately $490.0 million, or 38%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior and convertible senior notes outstanding at November 30, 2015 were as follows:

Senior and Convertible Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.50% senior notes due 2016	$250,000	$248,900	99.873%	April 2006
12.25% senior notes due 2017	400,000	386,700	98.098%	April 2009
4.75% senior notes due 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due 2018 (3)	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(4)	February 2014
4.50% senior notes due 2019	600,000	595,801	(5)	November 2014, February 2015
2.75% convertible senior notes due 2020 (6)	446,000	436,400	100%	November 2010
3.25% convertible senior notes due 2021	400,000	391,600	100%	November 2011, December 2011
4.750% senior notes due 2022 (3)	575,000	567,585	(7)	October 2012, February 2013, April 2013
4.875% senior notes due 2023	400,000	393,622	99.169%	November 2015
4.750% senior notes due 2025	500,000	495,528	100%	April 2015

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

(3)
During 2013, the Company incurred additional interest with respect to the 4.125% senior notes due 2018 and the 4.750% senior notes due 2022 because the registration statements relating to the notes did not become effective by, and the exchange offers were not consummated by, the dates specified in the Registration Rights Agreement related to such notes.

(4)	The Company issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(5)	The Company issued $350 million aggregate principal amount at a price of 100% and $250 million aggregate principal amount at a price of 100.25%.

(6)	As of November 30, 2015, the principal amount outstanding for the 2.75% convertible senior notes was $233.9 million.

(7)
The Company issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.

In April 2015, the Company retired its 5.60% senior notes due May 2015 (the "5.60% Senior Notes") for 100% of the $500 million outstanding principal amount, plus accrued and unpaid interest. At November 30, 2014, the carrying value of the 5.60% Senior Notes was $500.1 million.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Shares are included in the calculation of diluted earnings per share because even though it is the Company's intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. For the years ended November 30, 2015, 2014 and 2013, the Company's volume weighted average stock price was $48.61, $39.96 and $37.06, respectively, which exceeded the conversion price, thus 8.6 million shares, 9.0 million shares and 8.2 million shares, respectively, were included in the calculation of diluted earnings per share.
At November 30, 2015, holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 10,567,145 shares of Class A common stock if all the remaining 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.75% Convertible Senior Notes have the right to convert them during any fiscal quarter (and only during such fiscal quarter, except if they are called for redemption or about to mature), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes had the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015, but none of them elected to do so. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest.
During the year ended November 30, 2015, the Company exchanged and converted approximately $212 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $213 million in cash and 5.2 million shares of Class A common stock, including accrued and unpaid interest through the dates of completion of the exchanges and conversions. Subsequent to November 30, 2015, the Company exchanged and converted approximately $89 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $89 million in cash and 2.1 million shares of Class A common stock, including accrued and unpaid interest through the date of completion of the conversion.
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
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At issuance, the Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments that did not have a conversion feature and allocated the residual value to an equity component that represented the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes was amortized over the five years ended November 30, 2015, and the annual effective interest rate was 7.1% after giving effect to the amortization of the discount and deferred financing costs. At November 30, 2015 and 2014, the principal amount of the 2.75% Convertible Senior Notes was $233.9 million and $446.0 million, respectively. At November 30, 2015 and 2014, the carrying amount of the equity component included in stockholders’ equity was $0.6 million and $15.0 million, respectively, and the net carrying amount, net of debt issuance costs, of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $233.2 million and $429.0 million, respectively. During the years ended November 30, 2015 and 2014, the amount of interest incurred relating to both the contractual interest and amortization of the discount was $21.2 million and $27.3 million, respectively.
Although the guarantees by substantially all of the Company's 100% owned homebuilding subsidiaries are full, unconditional and joint and several while they are in effect, (i) a subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company), and (ii) a

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
At November 30, 2015, the Company had mortgage notes on land and other debt due at various dates through 2030 bearing interest at rates up to 7.5% with an average interest rate of 3.2%. At November 30, 2015 and 2014, the carrying amount of the mortgage notes on land and other debt was $278.4 million and $368.1 million, respectively. During the years ended November 30, 2015 and 2014, the Company retired $258.1 million and $285.9 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2015 and thereafter are as follows:

(In thousands)	Debt Maturities (1)
2016	$374,665
2017	489,285
2018	655,824
2019	1,377,857
2020	2,857
Thereafter	2,161,026

(1)
Some of the debt maturities included in these amounts relate to convertible senior notes that are putable to the Company at earlier dates than in this table, as described in the detailed description of each of the convertible senior notes.

The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as cash borrowed under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$106,777	90,010
Restricted cash	13,961	8,609
Receivables, net (1)	242,808	150,858
Loans held-for-sale (2)	843,252	738,396
Loans held-for-investment, net	30,998	26,894
Investments held-to-maturity	40,174	45,038
Investments available-for-sale	42,827	16,799
Goodwill	38,854	38,854
Other (3)	66,186	61,595
	$1,425,837	1,177,053
Liabilities:
Notes and other debts payable	$858,300	704,143
Other (4)	225,678	192,500
	$1,083,978	896,643

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2015 and 2014, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
As of November 30, 2015 and 2014, other assets included mortgage loan commitments carried at fair value of $13.1 million and $12.7 million, respectively, and mortgage servicing rights carried at fair value of $16.8 million and $17.4 million, respectively. In addition, other assets also included forward contracts carried at fair value of $0.5 million as of November 30, 2015.

(4)
Other liabilities included $65.0 million and $69.3 million as of November 30, 2015 and 2014, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $7.6 million as of November 30, 2014.

At November 30, 2015, the financial services warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$600,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,350,000

(1)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million in the first quarter of fiscal 2016 and will be increased to $600 million in the second quarter of fiscal 2016.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $858.3 million and $698.4 million at November 30, 2015 and 2014, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $916.9 million and $732.1 million at November 30, 2015 and 2014, respectively. The combined effective interest rate on the facilities at November 30, 2015 was 2.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$150,219	303,889
Restricted cash	15,061	46,975
Receivables, net (1)	154,948	153,773
Loans held-for-sale (2)	316,275	113,596
Loans receivable, net	164,826	137,124
Real estate owned - held-for-sale	183,052	190,535
Real estate owned - held-and-used, net	153,717	255,795
Investments in unconsolidated entities	224,869	175,700
Investments held-to-maturity	25,625	17,290
Other (3)	116,908	57,306
	$1,505,500	1,451,983
Liabilities:
Notes and other debts payable	$771,728	617,077
Other (4)	94,496	123,798
	$866,224	740,875

(1)	Receivables, net primarily related to loans sold but not settled as of November 30, 2015 and 2014.

(2)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value.

(3)
Other assets included credit default swaps carried at fair value of $6.2 million and $1.7 million as of November 30, 2015 and 2014, respectively, and interest rate swaps and swap futures carried at fair value of $0.3 million as of November 30, 2015.

(4)
Other liabilities included interest rate swaps and swap future carried at fair value of $1.0 million and $1.4 million as of November 30, 2015 and 2014, respectively, and credit default swaps carried at fair value of $0.7 million and $0.8 million as of November 30, 2015 and 2014, respectively.

In the years ended November 30, 2015, 2014 and 2013, Rialto costs and expenses included loan impairments of $10.4 million, $57.1 million and $16.1 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). In addition, for the years ended November 30, 2015, 2014 and 2013, Rialto operating earnings included net earnings (loss) attributable to noncontrolling interests of $4.8 million, ($22.5) million and $6.2 million, respectively.
The following is a detail of Rialto other income, net:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Realized gains on REO sales, net	$35,242	43,671	48,785
Unrealized losses on transfer of loans receivable to REO and impairments, net	(13,678)	(26,107)	(16,517)
REO and other expenses	(57,740)	(58,067)	(44,282)
Rental and other income	48,430	43,898	20,269
Gain on bargain purchase acquisition	—	—	8,532
Rialto other income, net	$12,254	3,395	16,787
Loans Receivable
The loans receivable portfolios consist primarily of loans acquired at a discount. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies in partnership with the FDIC (“FDIC Portfolios”) and acquired 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of November 30, 2015 and 2014 management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated and accounted for these assets in accordance with ASC 310-10.
The following table represents loans receivable, net by type:

	November 30,
(In thousands)	2015	2014
Nonaccrual loans: FDIC and Bank Portfolios	$88,694	130,105
Accrual loans (1)	76,132	7,019
Loans receivable, net	$164,826	137,124

(1)
As of November 30, 2015 accrual loans included loans originated of which $17.1 million relates to a convertible land loan maturing in July 2016 and $59.1 million relates to floating rate commercial property loans maturing between May 2016 and July 2018.

The following tables represents nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
November 30, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$145,417	59,740	1,165	60,905
Single family homes	39,659	8,344	3,459	11,803
Commercial properties	13,458	1,368	1,085	2,453
Other	78,279	—	13,533	13,533
Loans receivable	$276,813	69,452	19,242	88,694
November 30, 2014

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$228,245	85,912	3,691	89,603
Single family homes	66,183	18,096	2,306	20,402
Commercial properties	34,048	3,368	3,918	7,286
Other	64,284	5	12,809	12,814
Loans receivable	$392,760	107,381	22,724	130,105
The average recorded investment in impaired loans totaled approximately $109 million and $69 million for the years ended November 30, 2015 and 2014, respectively.
In order to assess the risk associated with each risk category, management evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
With regard to accrual loans that were accounted under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), prior to the fourth quarter of 2014, Rialto estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios and the difference between the contractually required payments and the cash flows expected to be collected at acquisition was referred to as the nonaccretable difference. This difference was neither accreted into income nor recorded on the Company’s consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired was referred to as the accretable yield and was recognized in interest income over the remaining life of the loans using the effective yield method. During the fourth quarter of 2014, in an effort to better reflect the performance of the FDIC Portfolios and Bank Portfolios, Rialto changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as the timing and amount of expected cash flows on the remaining loan portfolios could no longer be reasonably estimated.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended November 30, 2015, there was no activity in the accretable yield for the FDIC Portfolios and Bank Portfolios as all the remaining accreting loans were classified as nonaccrual loans during the fourth quarter of 2014, as explained above. For the year ended November 30, 2014, the activity in the accretable yield was as follows:

(In thousands)	November 30, 2014
Accretable yield, beginning of year	$73,144
Additions	8,988
Deletions	(54,482)
Accretions	(27,650)
Accretable yield, end of year	$—
Additions primarily represented reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represented loan impairments, net of recoveries, and disposal of loans, which included foreclosure of underlying collateral and resulted in the removal of the loans from the accretable yield portfolios.
Allowance for Loan Losses
The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against Rialto’s operating earnings.
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

	November 30,
(In thousands)	2015	2014
Allowance on nonaccrual loans, beginning of year	$58,326	1,213
Provision for loan losses	10,363	12,536
Reclassification from accrual (1)	—	53,265
Charge-offs	(33,064)	(8,688)
Allowance on nonaccrual loans, end of year	$35,625	58,326

(1)
During the fourth quarter of 2014, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as the timing and amount of expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. As of November 30, 2014, these loans were classified as nonaccrual loans.

Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and/or the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income (under ASC 310-30) and the recognition of an impairment through an allowance for loan losses but can be reversed if conditions improve. For the year ended November 30, 2015, there was no activity in the Company's allowance related to accrual loans. For the year ended November 30, 2014, the activity in the Company's allowance rollforward related to accrual loans accounted for under ASC 310-30 was as follows:

(In thousands)	November 30, 2014
Allowance on accrual loans, beginning of year	$18,952
Provision for loan losses, net of recoveries	44,577
Reclassification to nonaccrual (1)	(53,265)
Charge-offs	(10,264)
Allowance on accrual loans, end of year	$—

(1)
During the fourth quarter of 2014, the Company changed from recording accretable yield income on a loan pool basis to recording income on a cost recovery basis per loan as the timing and amount of expected cash flows on the remaining loan portfolios could no longer be reasonably estimated. As of November 30, 2014, these loans were classified as nonaccrual loans.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following tables present the activity in REO:

	November 30,
(In thousands)	2015	2014
REO - held-for-sale, beginning of year	$190,535	197,851
Improvements	5,535	8,176
Sales	(120,053)	(226,027)
Impairments and unrealized losses	(12,192)	(9,441)
Transfers to/from held-and-used, net (1)	119,227	219,976
REO - held-for-sale, end of year	$183,052	190,535

	November 30,
(In thousands)	2015	2014
REO - held-and-used, net, beginning of year	$255,795	428,989
Additions	20,134	55,407
Improvements	2,942	6,102
Impairments	(2,624)	(11,501)
Depreciation	(2,339)	(3,226)
Transfers to held-for-sale (1)	(119,227)	(219,976)
Other	(964)	—
REO - held-and-used, net, end of year	$153,717	255,795

(1)
During the years ended November 30, 2015 and 2014, the Rialto segment transferred certain properties to/from REO held-and-used, net to REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets.

For the years ended November 30, 2015, 2014 and 2013, the Company recorded net losses of $1.3 million, $6.8 million and $0.4 million, respectively, from acquisitions of REO through foreclosure. These net losses are recorded in Rialto other income, net.
Rialto Mortgage Finance - loans held-for-sale
During the year ended November 30, 2015, RMF originated loans with a total principal balance of $2.6 billion and sold $2.4 billion of loans into twelve separate securitizations. During the year ended November 30, 2014, RMF originated loans with a principal balance of $1.6 billion and sold $1.3 billion of loans into eight separate securitizations. As of November 30, 2015 and 2014, $151.8 million and $147.2 million, respectively, of these originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
Notes and Other Debts Payable
In November 2013, the Rialto segment originally issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes at a price of 102.25% of their face value in a private placement. Proceeds from the offerings, after payment of expenses, were approximately $347 million. Rialto used the net proceeds of the sale of the 7.00% Senior Notes to provide additional working capital for RMF, to make investments in the funds that Rialto manages, as well as for general corporate purposes. In addition, Rialto used $100 million of the net proceeds to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually. As of November 30, 2015 and 2014, the carrying amount, net of debt issuance costs,

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the 7.00% Senior Notes was $347.9 million and $347.1 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at November 30, 2015.
At November 30, 2015, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2016 (1)	$250,000
364-day warehouse repurchase facility that matures August 2016 (1)	250,000
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1)	400,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Totals	$1,000,000

(1)	RMF uses these facilities to finance its loan origination and securitization business.

(2)
In August 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $36.3 million as of November 30, 2015.

In December 2015, RMF entered into an additional warehouse repurchase facility with commitments totaling $100 million that matures in December 2017.
Borrowings under the facilities that finance RMF's loan originations and securitization activities were $317.1 million and $141.3 million as of November 30, 2015 and 2014, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In 2010, Rialto paid $310 million for the Bank Portfolios and for over 300 REO properties, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was extended subsequently. The remaining balance is due in December 2016. As of November 30, 2015 and 2014, the outstanding amount related to the 5-year senior unsecured note was $30.3 million and $60.6 million, respectively.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the "Structured Notes") collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, Rialto issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is April 15, 2017. As of November 30, 2015 and 2014, the outstanding amount, net of debt issuance costs, related to the Structured Notes was $31.3 million and $56.6 million, respectively.
Investments
All of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the assets and liabilities of the funds in which Rialto has investments in are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations and the Company’s share is recorded in Rialto equity in earnings from unconsolidated entities in the Company's statement of operations.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2015	November 30, 2015	November 30, 2014
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to fund by the Company	Funds contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$68,570	71,831
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	99,947	67,652
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	32,344	20,226
Rialto Capital CMBS Fund, LP	2014	70,660	70,660	23,735	23,735	23,233	15,266
Rialto Real Estate Fund III (1)	2015	510,233	—	100,000	—	—	—
Other investments						775	725
						$224,869	175,700

(1)
In November 2015, Rialto completed the first closing of commitments from the entities that comprise Rialto Real Estate Fund III ("Fund III"). Fund III's objective is to invest in commercial real estate related debt and preferred equity opportunities of all types, as well as value add real estate acquisitions and real estate property requiring repositioning.

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Rialto Real Estate Fund, LP	$9,676	30,612	19,391
Rialto Real Estate Fund II, LP	7,440	15,929	2,523
Rialto Mezzanine Partners Fund, LP	2,194	1,913	354
Rialto Capital CMBS Fund, LP	3,013	10,823	—
Rialto Real Estate Fund III (1)	(78)	—	—
Other investments	48	—	85
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353

(1)	Equity in loss from Fund III for the year ended November 30, 2015 relates to formation costs incurred in November 2015.
During the years ended November 30, 2015 and 2014, the Company received $20.0 million and $34.7 million, respectively, of advance distributions with regard to Rialto's carried interests in the Rialto real estate funds in order to cover the income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These advance distributions are not subject to clawbacks and are included in Rialto's revenues.
In June 2015, Rialto adopted a Carried Interest Plan (the "Plan"), which provides participants in the Plan the opportunity to participate in distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. Under the Plan, Rialto may distribute to some employees who are involved in the management of the Fund, units of the limited liability company (the "Carried Interest Entity") that entitle its holders to specified percentages of distributions made from the Fund to the Carried Interest Entity. Rialto may distribute to some of its employees units entitling them up to 40% of the distributions received by the Carried Interest Entity. The units issued to employees will be subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment. The Carried Interest Entity will make advanced tax distributions to participants to enable them to pay taxes to the extent that the taxes they are required to pay are more than the total distributions they have received.
A total of 70% of the Plan awards vest in annual increments after the date of the first closing of the related Fund, with 10% vesting during the first year and 15% during each of the next four years. The final 30% vests as the remaining distributions are received by the Carried Interest Entity. During the year ended November 30, 2015, Rialto recorded $3.0 million related to the amortization of compensation expense over the vesting period.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$188,147	141,609
Loans receivable	473,997	512,034
Real estate owned	506,609	378,702
Investment securities	1,092,476	795,306
Investments in partnerships	429,979	311,037
Other assets	30,340	45,451
	$2,721,548	2,184,139
Liabilities and equity:
Accounts payable and other liabilities	$29,462	20,573
Notes payable	374,498	395,654
Equity	2,317,588	1,767,912
	$2,721,548	2,184,139
Statements of Operations

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$170,921	150,452	251,533
Costs and expenses	97,162	95,629	252,563
Other income, net (1)	144,941	479,929	187,446
Net earnings of unconsolidated entities	$218,700	534,752	186,416
Rialto equity in earnings from unconsolidated entities	$22,293	59,277	22,353

(1)	Other income, net included realized and unrealized gains (losses) on investments.
In 2010, the Rialto segment invested in non-investment grade CMBS at a 55% discount to par value with a coupon rate of 4%, a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. In September 2015, the Rialto segment made a net investment of $7.1 million in another CMBS bond at a 39% discount to par value with a coupon rate of 3.4%, a stated and assumed final distribution date of September 2025 and a stated maturity date of September 2058. The aggregate carrying value of these investment securities at November 30, 2015 and 2014 was $25.6 million and $17.3 million, respectively. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the years ended November 30, 2015, 2014 and 2013. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment is carried at cost at November 30, 2015 and is included in Rialto's other assets.

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
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$8,041	2,186
Land under development	115,982	120,666
Consolidated inventory not owned	5,508	5,508
Investments in unconsolidated entities	250,876	105,674
Operating properties and equipment	621	15,740
Other assets	34,324	18,240
	$415,352	268,014
Liabilities:
Accounts payable and other liabilities	$62,943	48,235
Liabilities related to consolidated inventory not owned	4,007	4,008
	$66,950	52,243
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to our investments in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2015 and 2014, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2015 and 2014, the Lennar Multifamily segment had $37.9 million and $23.5 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities. These letters of credit outstanding were included in the disclosure in Note 6 related to the Company's performance and financial letters of credit. As of November 30, 2015 and 2014, the Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $466.7 million and $163.4 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction and property manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2015 and 2014, the Lennar Multifamily segment received fees from its unconsolidated entities totaling $27.2 million and $13.5 million, respectively.
During the years ended November 30, 2015 and 2014, the Lennar Multifamily segment provided general contractor services for the construction of some of its rental properties owned by unconsolidated entities in which the Company has an investment and received fees totaling $142.7 million and $50.9 million, respectively, which were offset by costs related to those services of $138.6 million and $49.0 million, respectively.
In July 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets. The Venture has approximately $1.1 billion of equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. It will be seeded with 22 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 7,100 apartments with projected project costs of $2.4 billion as of November 30, 2015. During the year ended November 30, 2015, $275.5 million of the $1.1 billion in equity commitments were called, of which the Company contributed its portion of $125.7 million, resulting in a remaining equity commitment of $378.3 million. As of November 30, 2015, the carrying value of the Company's investment in the Venture was $122.5 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$39,579	25,319
Operating properties and equipment	1,398,244	637,259
Other assets	25,925	14,742
	$1,463,748	677,320
Liabilities and equity:
Accounts payable and other liabilities	$179,551	87,151
Notes payable	466,724	163,376
Equity	817,473	426,793
	$1,463,748	677,320
Statements of Operations

	Years Ended November 30,
(In thousands)	2015	2014	2013
Revenues	$16,309	4,855	—
Costs and expenses	27,190	7,435	1,493
Other income, net	43,340	35,068	—
Net earnings (loss) of unconsolidated entities	$32,459	32,488	(1,493)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$19,518	14,454	(271)

(1)
During each of the years ended November 30, 2015 and 2014, the Lennar Multifamily segment sold two operating properties through unconsolidated entities resulting in the segment's $22.2 million and $14.7 million share of gains, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Current:
Federal	$(343,635)	(261,306)	(2,495)
State	(52,420)	3,340	(5,740)
	$(396,055)	(257,966)	(8,235)
Deferred:
Federal	$12,872	(42,847)	(207,588)
State	(7,233)	(40,278)	38,808
	5,639	(83,125)	(168,780)
	$(390,416)	(341,091)	(177,015)
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2015	2014	2013
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.22	3.17	3.16
Domestic production activities deduction	(3.01)	(2.81)	—
Tax reserves and interest expense	2.64	0.59	0.56
Deferred tax asset valuation reversal	(0.09)	(0.28)	(10.22)
State net operating loss adjustment (1)	(3.00)	—	—
Tax credits	(1.92)	(0.41)	(0.45)
Other	(0.12)	(0.46)	(1.09)
Effective rate	32.72%	34.80%	26.96%

(1)	During the year ended November 30, 2015, the Company recorded a benefit for additional state net operating loss carryforwards as a result of the conclusion of a state tax examination.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2015	2014
Deferred tax assets:
Inventory valuation adjustments	$58,902	59,208
Reserves and accruals	197,980	158,858
Net operating loss carryforwards	122,573	115,850
Capitalized expenses	91,873	66,768
Investments in unconsolidated entities	10,407	24,843
Other assets	45,725	32,904
Total deferred tax assets	527,460	458,431
Valuation allowance	(5,945)	(8,029)
Total deferred tax assets after valuation allowance	521,515	450,402
Deferred tax liabilities:
Capitalized expenses	32,954	64,448
Convertible debt basis difference	229	5,833
Rialto investments in partnerships	11,055	22,262
Deferred income	104,270	7,707
Other	32,282	36,323
Total deferred tax liabilities	180,790	136,573
Net deferred tax assets	$340,725	313,829
The detail of the Company's net deferred tax assets were as follows:

	November 30,
(In thousands)	2015	2014
Deferred tax assets (liabilities): (1)
Lennar Homebuilding	$327,645	325,779
Rialto	10,518	(3,335)
Lennar Financial Services	2,562	(8,615)
Net deferred tax assets	$340,725	313,829

(1)	Deferred tax assets are included in other assets and deferred tax liabilities are included in other liabilities in the respective assets and liabilities for each segment detailed above.
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
As of November 30, 2015 and 2014, the net deferred tax assets included a valuation allowance of $5.9 million and $8.0 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. During the year ended November 30, 2015, the Company reversed $2.1 million of valuation allowance due to the utilization or expiration of state net operating losses. During the year ended November 30, 2014, the Company reversed $4.7 million of valuation allowance, primarily due to the utilization of federal and state net operating losses.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2015 and 2014, the Company had federal tax effected NOL carryforwards totaling $1.9 million and $2.0 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At November 30, 2015 and 2014, the Company had state tax effected NOL carryforwards totaling $120.7 million and $113.8 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2016 and 2035. State tax effected NOL carryforwards increased during the year ended November 30, 2015 primarily as a result of the conclusion of a state tax examination.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Gross unrecognized tax benefits, beginning of year	$7,257	10,459	12,297
Increase due to tax positions taken during prior period (1)	5,028	—	—
Increases due to tax positions taken during the current period (2)	—	—	1,982
Decreases due to settlements with taxing authorities (3)	—	(3,202)	(3,820)
Gross unrecognized tax benefits, end of year	$12,285	7,257	10,459

(1)	Increased the Company's effective tax rate for the year ended November 30, 2015 from 32.30% to 32.72% due to state audits.

(2)	Increased the Company's effective tax rate for the year November 30, 2013 from 26.71% to 26.96%.

(3)
Decreased the Company's effective tax rate for the year ended November 30, 2014 from 35.13% to 34.80%. The decrease for the year ended November 30, 2013 had no effect on the Company's effective tax rate.

If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2015, $8.0 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2015	2014
Accrued interest and penalties, beginning of the year	$31,469	19,124
Accrual of interest and penalties (primarily related to federal and state audits)	33,841	13,956
Reduction of interest and penalties	(165)	(1,611)
Accrued interest and penalties, end of the year	$65,145	31,469
The IRS is currently examining the Company’s federal income tax returns for fiscal years 2013 and 2014, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2015	2014	2013
Numerator:
Net earnings attributable to Lennar	$802,894	638,916	479,674
Less: distributed earnings allocated to nonvested shares	361	414	458
Less: undistributed earnings allocated to nonvested shares	8,371	7,379	6,356
Numerator for basic earnings per share	794,162	631,123	472,860
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	4,120	—	—
Plus: interest on 3.25% convertible senior notes due 2021 and 2.00% convertible senior notes due 2020 (2)	7,928	7,928	11,302
Plus: undistributed earnings allocated to convertible shares	8,371	7,379	6,356
Less: undistributed earnings reallocated to convertible shares	7,528	6,632	5,506
Numerator for diluted earnings per share	$798,813	639,798	485,012
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	205,189	202,209	190,473
Effect of dilutive securities:
Shared based payments	9	8	254
Convertible senior notes	25,614	26,023	35,193
Denominator for diluted earnings per share - weighted average common shares outstanding	230,812	228,240	225,920
Basic earnings per share	$3.87	3.12	2.48
Diluted earnings per share	$3.46	2.80	2.15

(1)
During the year ended November 30, 2015, Rialto adopted the Plan which provides participants in the Plan an equity interest in a Rialto subsidiary that entitles them to a specified percentages of distributions made to a Rialto subsidiary from real estate funds or other investment vehicles managed by the Rialto subsidiary. Some Rialto employees may receive up to 40% of the distributions received by the Rialto subsidiary (see Note 8). The amount presented above represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

(2)
Interest on the 2.00% convertible senior notes due 2020 was included for the year ended November 30, 2013 because the holders of the 2.00% convertible senior notes due 2020 converted the notes into shares of Class A common stock on November 30, 2013.

For the years ended November 30, 2015, 2014 and 2013, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2015 and 2014.
Common Stock
During each of the years ended November 30, 2015, 2014 and 2013, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2015, Stuart A. Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 44% voting power of the Company’s stock.
The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2015, 2014 and 2013, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2015, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the year ended November 30, 2015, treasury stock increased by 0.3 million shares of Class A common stock primarily due to activity related to the Company's equity compensation plan. During the year ended November 30, 2014, treasury stock decreased by 11.6 million shares of Class A common stock primarily due to the retirement of 11.7 million shares of Class A common stock authorized by the Company's Board of Directors, partially offset by activity related to the Company's equity compensation plan.
Restrictions on Payment of Dividends
There are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than (i) the need to maintain the financial ratios and net worth requirements under the Lennar Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder and limit dividends to 50% of net income in the absence of an event of default, and (ii) the restriction under Rialto's 7.00% Senior Notes indenture that limits Rialto's ability to make distributions to Lennar.
401(k) Plan
Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2015, 2014 and 2013, this amount was $13.5 million, $10.2 million and $8.0 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2015	2014	2013
Nonvested shares	$43,742	40,581	33,559
Stock options (1)	131	137	130
Total compensation expense for share-based awards	$43,873	40,718	33,689

(1)
Stock options expense relates to stock option awards granted to Lennar's non-employee directors in each of the years presented. The fair value of these stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model.

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized are classified as financing cash flows. For the years ended November 30, 2015, 2014 and 2013 there was $0.1 million, $7.5 million and $10.1 million, respectively, of excess tax benefits from share-based awards.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2015, 2014 and 2013 was $49.01, $41.89 and $35.04, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2015 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2014	2,289,126	$37.38
Grants	1,186,960	$49.01
Vested	(1,180,977)	$35.79
Forfeited	(43,556)	$39.66
Nonvested shares at November 30, 2015	2,251,553	$44.30
At November 30, 2015, there was $79.7 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 2.1 years. During both the years ended November 30, 2015 and 2014, 1.2 million nonvested shares were vested. For the year ended November 30, 2013, 1.3 million nonvested shares were vested. For the year ended November 30, 2015, the Company recorded no excess tax benefit related to vested shares. For the years ended November 30, 2014 and 2013, the Company recorded an excess tax benefit related to vested shares of $7.4 million and $6.9 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2015 and 2014, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2015		2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$164,826	169,302	137,124	142,900
Investments held-to-maturity	Level 3	$25,625	25,227	17,290	17,155
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$30,998	29,931	26,894	26,723
Investments held-to-maturity	Level 2	$40,174	40,098	45,038	45,051
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,025,130	5,936,327	4,661,266	5,731,128
Rialto notes and other debts payable	Level 2	$771,728	803,013	617,077	634,166
Lennar Financial Services notes and other debts payable	Level 2	$858,300	858,300	704,143	704,143
The following methods and assumptions are used by the Company in estimating fair values:
Rialto—The fair values for loans receivable, net are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using the Company’s weighted average borrowing rate and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short-term maturities.
Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. For notes and other debt payable, the fair values approximate their carrying value due to variable interest pricing terms and short-term nature of the borrowing.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2015	Fair Value at November 30, 2014
Lennar Homebuilding Assets:
Investments available-for-sale	Level 3	$523	480
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$316,275	113,596
Interest rate swaps and swap futures	Level 1	$280	—
Credit default swaps	Level 2	$6,153	1,694
Rialto Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$978	1,376
Credit default swaps	Level 2	$720	766
Lennar Financial Services Assets:
Loans held-for-sale (2)	Level 2	$843,252	738,396
Investments available-for-sale	Level 1	$42,827	16,799
Mortgage loan commitments	Level 2	$13,060	12,687
Forward contracts	Level 2	$531	(7,576)
Mortgage servicing rights	Level 3	$16,770	17,353

(1)
The aggregate fair value of Rialto loans held-for-sale of $316.3 million at November 30, 2015 exceeds their aggregate principal balance of $314.3 million by $2.0 million. The aggregate fair value of Rialto loans held-for-sale of $113.6 million at November 30, 2014 exceeds their aggregate principal balance of $111.8 million by $1.8 million.

(2)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $843.3 million at November 30, 2015 exceeds their aggregate principal balance of $815.0 million by $28.2 million. The aggregate fair value of loans held-for-sale of $738.4 million at November 30, 2014 exceeds their aggregate principal balance of $706.0 million by $32.4 million.

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2015 and 2014. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2015. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of November 30, 2014.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2015, the segment had open commitments amounting to $1.0 billion to sell MBS with varying settlement dates through February 2016.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2015, the key assumptions used in determining the fair value include a 12.2% mortgage prepayment rate, a 12.1% discount rate and a 7.5% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in fair value for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2015	2014	2013
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(4,137)	17,124	(7,927)
Mortgage loan commitments	$373	5,352	(5,378)
Forward contracts	$8,107	(9,020)	4,014
Investments available-for-sale	$26	—	—
Changes in fair value included in Rialto revenues:
Financial Assets:
Interest rate swaps and swap futures	$280	—	—
Credit default swaps	$477	(288)	—
Financial Liabilities:
Interest rate swaps and swap futures	$398	(1,346)	(31)
Credit default swaps	$(148)	349	(318)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$(65)	130	—
Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.
The following table represents the reconciliations of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2015			2014
	Lennar Financial Services	Lennar Homebuilding	Rialto	Lennar Financial Services	Lennar Homebuilding	Rialto
(In thousands)	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale	Mortgage servicing rights	Investments available-for-sale	Loans held-for-sale
Beginning of year	$17,353	480	113,596	11,455	40,032	44,228
Purchases/loan originations (1)	3,290	28,093	2,628,019	9,314	21,274	1,562,748
Sales/loan originations sold, including those not settled	—	—	(2,424,478)	—	(51,934)	(1,494,075)
Disposals/settlements (2)	(3,577)	(28,093)	—	(2,308)	(16,271)	—
Changes in fair value (3)	(296)	43	(899)	(1,108)	7,379	1,495
Interest and principal paydowns	—	—	37	—	—	(800)
End of year	$16,770	523	316,275	17,353	480	113,596

(1)
For the year ended November 30, 2014, the Lennar Financial Services mortgage and servicing rights included the $5.7 million acquisition of a portfolio of mortgage servicing rights. Lennar Homebuilding investments available-for-sale represent investments in community development district bonds that mature at various dates.

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

	Years Ended November 30,
		2015			2014			2013
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Losses (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$127,319	116,956	(10,363)	187,218	130,105	(57,113)	237,829	221,690	(16,139)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$59,913	47,898	(12,015)	8,071	4,498	(3,573)	16,453	11,995	(4,458)
Land and land under development (2)	Level 3	$32,500	20,033	(12,467)	7,013	6,143	(870)	—	—	—
Investments in unconsolidated entities (3)	Level 3	$—	—	—	—	—	—	20,921	20,024	(897)
Rialto:
REO - held-for-sale (4)
Upon acquisition/transfer	Level 3	$40,833	38,383	(2,450)	26,750	25,145	(1,605)	14,367	15,985	1,618
Upon management periodic valuations	Level 3	$36,730	26,988	(9,742)	50,115	42,279	(7,836)	26,772	21,199	(5,573)
REO - held-and-used, net (5)
Upon acquisition/transfer	Level 3	$18,996	20,134	1,138	60,572	55,407	(5,165)	79,775	86,262	6,487
Upon management periodic valuations	Level 3	$8,066	5,442	(2,624)	39,728	28,227	(11,501)	22,743	12,226	(10,517)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the years ended November 30, 2015, 2014 and 2013.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's consolidated statement of operations for the years ended November 30, 2015, 2014 and 2013.

(3)	Valuation adjustments were included in Lennar Homebuilding other income, net in the Company's consolidated statement of operations for the year ended November 30, 2013.

(4)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto other income, net, in the Company’s consolidated statement of operations for the years ended November 30, 2015, 2014 and 2013.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income, net, in the Company’s consolidated statement of operations for the years ended November 30, 2015, 2014 and 2013.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory, Lennar Homebuilding investments in unconsolidated entities and Rialto REO assets and loans receivables.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Consolidation of Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2015. Based on the Company’s evaluation, no VIEs were consolidated during the year ended November 30, 2015. In addition, during the year ended November 30, 2015, the Company deconsolidated an entity within its Lennar Multifamily segment that had total combined assets of $17.4 million (primarily operating properties and equipment) and liabilities of $1.2 million.
The Company’s recorded investments in unconsolidated entities were as follows:

	November 30,
(In thousands)	2015	2014
Lennar Homebuilding	$741,551	656,837
Rialto	$224,869	175,700
Lennar Multifamily	$250,876	105,674
Consolidated VIEs
As of November 30, 2015, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $652.3 million and $84.4 million, respectively. As of November 30, 2014, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $929.1 million and $149.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
At November 30, 2015 and 2014, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2015
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$102,706	111,215
Rialto (2)	25,625	25,625
Lennar Multifamily (3)	177,359	586,842
	$305,690	723,682

November 30, 2014
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$124,311	194,321
Rialto (2)	17,290	17,290
Lennar Multifamily (3)	41,600	65,810
	$183,201	277,421

(1)
At November 30, 2015 and 2014, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $8.3 million and $70.0 million, respectively, remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. During the year ended November 30, 2015, the remaining commitment was reduced by $61.7 million as the unconsolidated entity obtained financing. In addition, during the year ended November 30, 2015, the Company bought out the partner of one of its unconsolidated entities for approximately $10 million of which $7 million was paid in cash and the remainder was financed with a short-

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term note. As a result, the Company's $70 million investment in the unconsolidated entity was reclassified primarily to inventory. These transactions reduced Lennar's maximum recourse exposure.

(2)
At both November 30, 2015 and 2014, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities. At November 30, 2015 and 2014, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $25.6 million and $17.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of November 30, 2015, the remaining equity commitment of $378.3 million to fund the Venture for future expenditures related to the construction and development of the projects is included in Lennar's maximum exposure to loss. In addition, at November 30, 2015 and 2014, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $30.0 million and $23.4 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $378.3 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $30.0 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $8.3 million remaining commitment to fund a Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the year ended November 30, 2015, consolidated inventory not owned increased by $6.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2015. The increase was primarily due to more construction started on homesites not owned than homesite takedowns. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2015. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $89.2 million and $85.6 million at November 30, 2015 and 2014, respectively. Additionally, the Company had posted $70.4 million and $34.5 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2015 and 2014, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements. The Company is also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering the Company to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. The Company believes the decision is contrary to applicable law and has appealed the decision. The Company does not believe it is probable that a loss has occurred and, therefore, no liability has been recorded with respect to this case.
If the District Court decision were affirmed in its entirety, the Company would purchase the property and record it at fair value, which the Company believes would not result in an impairment. The amount of interest the Company would be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $103 million as of November 30, 2015. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision was totally reversed on appeal, the Company would not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that the Company will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimates the appeal of the case will be concluded. The posting of this bond did not have a material impact on the Company's consolidated financial statements.
The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2015, the Company had $89.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2015 were as follows:

(In thousands)	Lease Payments
2016	$34,387
2017	33,034
2018	28,212
2019	20,780
2020	14,761
Thereafter	24,747
Rental expense for the years ended November 30, 2015, 2014 and 2013 was $55.9 million, $48.9 million and $41.9 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $453.2 million at November 30, 2015. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.3 billion, which includes $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2015, there were approximately $490.0 million, or 38%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last several years there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred.

17. Supplemental Financial Information
The indentures governing the Company’s 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2015 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 6. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2015 was as follows:
Consolidating Balance Sheet November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$595,921	372,146	13,384	—	981,451
Inventories	—	8,571,769	168,827	—	8,740,596
Investments in unconsolidated entities	—	692,879	48,672	—	741,551
Other assets	193,360	324,050	75,108	16,704	609,222
Investments in subsidiaries	3,958,687	176,660	—	(4,135,347)	—
Intercompany	6,227,193	—	—	(6,227,193)	—
	10,975,161	10,137,504	305,991	(10,345,836)	11,072,820
Rialto	—	—	1,505,500	—	1,505,500
Lennar Financial Services	—	89,532	1,341,565	(5,260)	1,425,837
Lennar Multifamily	—	—	426,796	(11,444)	415,352
Total assets	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$579,468	710,460	85,796	—	1,375,724
Liabilities related to consolidated inventory not owned	—	51,431	—	—	51,431
Senior notes and other debts payable	4,746,749	267,531	10,850	—	5,025,130
Intercompany	—	5,514,610	712,583	(6,227,193)	—
	5,326,217	6,544,032	809,229	(6,227,193)	6,452,285
Rialto	—	—	866,224	—	866,224
Lennar Financial Services	—	36,229	1,047,749	—	1,083,978
Lennar Multifamily	—	—	66,950	—	66,950
Total liabilities	$5,326,217	6,580,261	2,790,152	(6,227,193)	8,469,437
Stockholders’ equity	5,648,944	3,646,775	488,572	(4,135,347)	5,648,944
Noncontrolling interests	—	—	301,128	—	301,128
Total equity	5,648,944	3,646,775	789,700	(4,135,347)	5,950,072
Total liabilities and equity	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$653,491	321,765	13,766	—	989,022
Inventories	—	7,517,261	219,339	—	7,736,600
Investments in unconsolidated entities	—	622,663	34,174	—	656,837
Other assets	130,617	385,143	120,591	7,291	643,642
Investments in subsidiaries	4,073,687	299,432	—	(4,373,119)	—
Intercompany	4,709,544	—	—	(4,709,544)	—
	9,567,339	9,146,264	387,870	(9,075,372)	10,026,101
Rialto	—	—	1,451,983	—	1,451,983
Lennar Financial Services	—	76,428	1,100,625	—	1,177,053
Lennar Multifamily	—	—	268,975	(961)	268,014
Total assets	$9,567,339	9,222,692	3,209,453	(9,076,333)	12,923,151
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$447,104	748,991	79,699	—	1,275,794
Liabilities related to consolidated inventory not owned	—	45,028	—	—	45,028
Senior notes and other debts payable	4,293,215	287,700	80,351	—	4,661,266
Intercompany	—	4,350,505	359,039	(4,709,544)	—
	4,740,319	5,432,224	519,089	(4,709,544)	5,982,088
Rialto	—	—	740,875	—	740,875
Lennar Financial Services	—	28,705	861,608	6,330	896,643
Lennar Multifamily	—	—	52,243	—	52,243
Total liabilities	$4,740,319	5,460,929	2,173,815	(4,703,214)	7,671,849
Stockholders’ equity	4,827,020	3,761,763	611,356	(4,373,119)	4,827,020
Noncontrolling interests	—	—	424,282	—	424,282
Total equity	4,827,020	3,761,763	1,035,638	(4,373,119)	5,251,302
Total liabilities and equity	$9,567,339	9,222,692	3,209,453	(9,076,333)	12,923,151

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	8,466,945	—	—	8,466,945
Lennar Financial Services	—	194,993	445,535	(20,001)	620,527
Rialto	—	—	221,923	—	221,923
Lennar Multifamily	—	—	164,639	(26)	164,613
Total revenues	—	8,661,938	832,097	(20,027)	9,474,008
Cost and expenses:
Lennar Homebuilding	—	7,231,495	49,327	(15,983)	7,264,839
Lennar Financial Services	—	181,805	316,003	(5,076)	492,732
Rialto	—	—	223,933	(1,058)	222,875
Lennar Multifamily	—	—	191,302	—	191,302
Corporate general and administrative	210,377	806	—	5,061	216,244
Total costs and expenses	210,377	7,414,106	780,565	(17,056)	8,387,992
Lennar Homebuilding equity in earnings from unconsolidated entities	—	49,134	14,239	—	63,373
Lennar Homebuilding other income (expense), net	(1,124)	4,903	17,660	(2,823)	18,616
Other interest expense	(5,794)	(12,454)	—	5,794	(12,454)
Rialto equity in earnings from unconsolidated entities	—	—	22,293	—	22,293
Rialto other income, net	—	—	12,254	—	12,254
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	19,518	—	19,518
Earnings (loss) before income taxes	(217,295)	1,289,415	137,496	—	1,209,616
Benefit (provision) for income taxes	71,099	(412,301)	(49,214)	—	(390,416)
Equity in earnings from subsidiaries	949,090	51,956	—	(1,001,046)	—
Net earnings (including net earnings attributable to noncontrolling interests)	802,894	929,070	88,282	(1,001,046)	819,200
Less: Net earnings attributable to noncontrolling interests	—	—	16,306	—	16,306
Net earnings attributable to Lennar	$802,894	929,070	71,976	(1,001,046)	802,894
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(65)	—	(65)
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(26)	—	(26)
Other comprehensive income attributable to Lennar	$802,894	929,070	71,885	(1,001,046)	802,803
Other comprehensive income attributable to noncontrolling interests	$—	—	16,306	—	16,306

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	7,023,678	1,452	—	7,025,130
Lennar Financial Services	—	161,145	315,123	(21,887)	454,381
Rialto	—	—	230,521	—	230,521
Lennar Multifamily	—	—	69,780	—	69,780
Total revenues	—	7,184,823	616,876	(21,887)	7,779,812
Cost and expenses:
Lennar Homebuilding	—	5,961,062	9,444	(8,477)	5,962,029
Lennar Financial Services	—	153,975	233,162	(12,894)	374,243
Rialto	—	—	249,114	—	249,114
Lennar Multifamily	—	—	95,227	—	95,227
Corporate general and administrative	172,099	—	—	5,062	177,161
Total costs and expenses	172,099	6,115,037	586,947	(16,309)	6,857,774
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(4,140)	3,785	—	(355)
Lennar Homebuilding other income, net	254	4,726	2,762	(216)	7,526
Other interest expense	(5,794)	(36,551)	—	5,794	(36,551)
Rialto equity in earnings from unconsolidated entities	—	—	59,277	—	59,277
Rialto other income, net	—	—	3,395	—	3,395
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,454	—	14,454
Earnings (loss) before income taxes	(177,639)	1,033,821	113,602	—	969,784
Benefit (provision) for income taxes	61,818	(357,277)	(45,632)	—	(341,091)
Equity in earnings from subsidiaries	754,737	39,691	—	(794,428)	—
Net earnings (including net loss attributable to noncontrolling interests)	638,916	716,235	67,970	(794,428)	628,693
Less: Net loss attributable to noncontrolling interests	—	—	(10,223)	—	(10,223)
Net earnings attributable to Lennar	$638,916	716,235	78,193	(794,428)	638,916
Other comprehensive earnings, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	130	—	130
Other comprehensive earnings attributable to Lennar	$638,916	716,235	78,323	(794,428)	639,046
Other comprehensive loss attributable to noncontrolling interests	$—	—	(10,223)	—	(10,223)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	5,317,890	37,057	—	5,354,947
Lennar Financial Services	—	162,939	285,474	(21,071)	427,342
Rialto	—	—	138,060	—	138,060
Lennar Multifamily	—	—	14,746	—	14,746
Total revenues	—	5,480,829	475,337	(21,071)	5,935,095
Cost and expenses:
Lennar Homebuilding	—	4,546,670	25,129	7,309	4,579,108
Lennar Financial Services	—	157,351	212,380	(28,175)	341,556
Rialto	—	—	151,072	—	151,072
Lennar Multifamily	—	—	31,463	—	31,463
Corporate general and administrative	140,999	—	—	5,061	146,060
Total costs and expenses	140,999	4,704,021	420,044	(15,805)	5,249,259
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,966	837	—	23,803
Lennar Homebuilding other income (expense), net	542	27,446	(138)	(504)	27,346
Other interest expense	(5,770)	(93,913)	—	5,770	(93,913)
Rialto equity in earnings from unconsolidated entities	—	—	22,353	—	22,353
Rialto other income, net	—	—	16,787	—	16,787
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(271)	—	(271)
Earnings (loss) before income taxes	(146,227)	733,307	94,861	—	681,941
Benefit (provision) for income taxes	54,353	(204,940)	(26,428)	—	(177,015)
Equity in earnings from subsidiaries	571,548	44,980	—	(616,528)	—
Net earnings (including net earnings attributable to noncontrolling interests)	479,674	573,347	68,433	(616,528)	504,926
Less: Net earnings attributable to noncontrolling interests	—	—	25,252	—	25,252
Net earnings attributable to Lennar	$479,674	573,347	43,181	(616,528)	479,674
Comprehensive earnings attributable to Lennar	$479,674	573,347	43,181	(616,528)	479,674
Comprehensive earnings attributable to noncontrolling interests	$—	—	25,252	—	25,252

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$802,894	929,070	88,282	(1,001,046)	819,200
Distributions of earnings from guarantor and non-guarantor subsidiaries	949,090	51,956	—	(1,001,046)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(782,575)	(861,284)	(596,033)	1,001,046	(1,238,846)
Net cash provided by (used in) operating activities	969,409	119,742	(507,751)	(1,001,046)	(419,646)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(90,267)	(5,674)	—	(95,941)
Proceeds from sales of real estate owned	—	—	155,295	—	155,295
Receipts of principal payments on loans receivable	—	—	28,389	—	28,389
Proceeds from sale of operating properties	—	73,732	—	—	73,732
Originations of loans receivable	—	—	(78,703)	—	(78,703)
Other	(5,988)	(96,180)	(78,997)	—	(181,165)
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	115,050	—	(230,050)	—
Intercompany	(1,514,775)	—	—	1,514,775	—
Net cash provided by (used in) investing activities	(1,405,763)	2,335	20,310	1,284,725	(98,393)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	—	366,290	—	366,290
Proceeds from senior notes and debt issuance costs	1,137,826	—	(2,986)	—	1,134,840
Redemption of senior notes and conversion and exchanges of convertible senior notes	(712,107)	—	—	—	(712,107)
Principal repayments on Rialto notes payable including structured notes	—	—	(58,923)	—	(58,923)
Net repayments on other borrowings	—	(156,490)	—	—	(156,490)
Net payments related to noncontrolling interests	—	—	(132,078)	—	(132,078)
Excess tax benefits from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,405	—	—	—	9,405
Repurchases	(23,188)	—	—	—	(23,188)
Dividends	(33,192)	(1,044,070)	(187,026)	1,231,096	(33,192)
Intercompany	—	1,161,617	353,158	(1,514,775)	—
Net cash provided by (used in) financing activities	378,857	(38,943)	338,435	(283,679)	394,670
Net increase (decrease) in cash and cash equivalents	(57,497)	83,134	(149,006)	—	(123,369)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$575,821	336,048	246,576	—	1,158,445

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$638,916	716,235	67,970	(794,428)	628,693
Distributions of earnings from guarantor and non-guarantor subsidiaries	754,737	39,691	—	(794,428)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(583,119)	(1,108,430)	(520,060)	794,428	(1,417,181)
Net cash provided by (used in) operating activities	810,534	(352,504)	(452,090)	(794,428)	(788,488)
Cash flows from investing activities:
Distributions of capital from unconsolidated entities, net of investments in and contributions to	—	63,990	55,533	—	119,523
Proceeds from sales of real estate owned	—	—	269,698	—	269,698
Receipts of principal payments on loans receivable, net	—	—	24,019	—	24,019
Proceeds from sale of operating properties	—	43,937	—	—	43,937
Other	(2,347)	19,027	(35,498)	—	(18,818)
Distributions of capital from guarantor and non-guarantor subsidiaries	232,200	65,200	—	(297,400)	—
Intercompany	(1,515,367)	—	—	1,515,367	—
Net cash provided by (used in) investing activities	(1,285,514)	192,154	313,752	1,217,967	438,359
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	—	389,535	—	389,535
Net proceeds from senior notes and structured notes	843,300	—	196,180	—	1,039,480
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Principal repayments on Rialto notes payable	—	—	(75,879)	—	(75,879)
Net repayments on other borrowings	—	(241,539)	(23,750)	—	(265,289)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(142,766)	—	(142,766)
Excess tax benefits from share-based awards	7,497	—	—	—	7,497
Common stock:
Issuances	13,599	—	—	—	13,599
Repurchases	(20,424)	—	—	—	(20,424)
Dividends	(32,775)	(781,435)	(310,393)	1,091,828	(32,775)
Intercompany	—	1,285,786	229,581	(1,515,367)	—
Net cash provided by financing activities	561,197	261,272	262,508	(423,539)	661,438
Net increase in cash and cash equivalents	86,217	100,922	124,170	—	311,309
Cash and cash equivalents at beginning of period	547,101	151,992	271,412	—	970,505
Cash and cash equivalents at end of period	$633,318	252,914	395,582	—	1,281,814

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$479,674	573,347	68,433	(616,528)	504,926
Distributions of earnings from guarantor and non-guarantor subsidiaries	571,548	44,980	—	(616,528)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(555,792)	(1,322,939)	(50,437)	616,528	(1,312,640)
Net cash provided by (used in) operating activities	495,430	(704,612)	17,996	(616,528)	(807,714)
Cash flows from investing activities:
Distributions of capital and (investments in and contributions to) from unconsolidated entities, net	—	98,819	(22,207)	—	76,612
Proceeds from sales of real estate owned	—	—	239,215	—	239,215
Decrease in Rialto defeasance cash to retire notes payable	—	—	223,813	—	223,813
Receipts of principal payments on loans receivable, net	—	—	66,788	—	66,788
Proceeds from sale of operating properties	—	—	140,564	—	140,564
Other	(233)	(46,230)	(11,280)	—	(57,743)
Intercompany	(1,333,932)	—	—	1,333,932	—
Net cash provided by (used in) investing activities	(1,334,165)	52,589	636,893	1,333,932	689,249
Cash flows from financing activities:
Net repayments under warehouse facilities	—	—	(7,811)	—	(7,811)
Net proceeds from convertible and senior notes	494,329	—	—	—	494,329
Redemption of senior notes	(63,001)	(750)	—	—	(63,751)
Net proceeds from Rialto senior notes	—	—	242,736	—	242,736
Principal repayments on Rialto notes payable	—	—	(471,255)	—	(471,255)
Net repayments on other borrowings	—	(67,984)	(126,779)	—	(194,763)
Exercise of land option contracts from an unconsolidated land investment venture	—	(28,869)	—	—	(28,869)
Net payments related to noncontrolling interests	—	—	(193,419)		(193,419)
Excess tax benefits from share-based awards	10,148	—	—	—	10,148
Common stock:
Issuances	34,114	—	—	—	34,114
Repurchases	(12,320)	—	—	—	(12,320)
Dividends	(30,912)	(573,347)	(43,181)	616,528	(30,912)
Intercompany	—	1,283,156	50,776	(1,333,932)	—
Net cash provided by (used in) financing activities	432,358	612,206	(548,933)	(717,404)	(221,773)
Net increase (decrease) in cash and cash equivalents	(406,377)	(39,817)	105,956	—	(340,238)
Cash and cash equivalents at beginning of period	953,478	191,809	165,456	—	1,310,743
Cash and cash equivalents at end of period	$547,101	151,992	271,412	—	970,505

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2015
Revenues	$1,644,139	2,392,604	2,491,698	2,945,567
Gross profit from sales of homes	$324,772	495,854	531,362	651,066
Earnings before income taxes	$176,643	279,810	320,658	432,505
Net earnings attributable to Lennar	$114,963	183,016	223,312	281,603
Earnings per share:
Basic	$0.56	0.89	1.07	1.34
Diluted	$0.50	0.79	0.96	1.21
2014
Revenues	$1,363,095	1,818,745	2,014,034	2,583,938
Gross profit from sales of homes	$286,053	409,615	456,162	584,403
Earnings before income taxes	$125,876	203,630	262,335	377,943
Net earnings attributable to Lennar	$78,117	137,719	177,757	245,323
Earnings per share:
Basic	$0.38	0.67	0.87	1.20
Diluted	$0.35	0.61	0.78	1.07
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2015. The effectiveness of our internal control over financial reporting as of November 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2015 of the Company and our report dated January 22, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 22, 2016

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2016 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2016 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2016 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2015:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(1)
Equity compensation plans approved by stockholders	55,575	$43.64	8,387,337
Equity compensation plans not approved by stockholders	—	—	—
Total	55,575	$43.64	8,387,337

(1)	Both shares of Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2016 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2016 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	145
Schedule II—Valuation and Qualifying Accounts	146
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2.1
Contribution and Sale Agreement, dated as of July 2, 2015, by and among Five Point Holdings, Inc., Newhall Holding Company, LLC, Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, UST Lennar HW Scala SF Joint Venture, HPSCP Opportunities, L.P., Heritage Fields LLC, Lennar Heritage Fields, LLC, MSD Heritage Fields, LLC, FPC-HF Venture I, LLC, Heritage Fields Capital Co-Investor Member LLC, LNR HF II, LLC, FivePoint Communities Management, Inc., Five Point Communities, LP, Lennar Homes of California, Inc. and Emile Haddad - Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated July 7, 2015.

2.2
Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, as amended and restated as of December 17, 2015, by and among Five Point Holdings, Inc., Newhall Holding Company, LLC, Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, UST Lennar HW Scala SF Joint Venture, HPSCP Opportunities, L.P., Heritage Fields LLC, Lennar Heritage Fields, LLC, MSD Heritage Fields, LLC, FPC HF Venture I, LLC, Heritage Fields Capital Co Investor Member LLC, LNR HF II, LLC, Five Point Communities Management, Inc., Five Point Communities, LP, Lennar Homes Of California, Inc., and Emile Haddad - Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated December 21, 2015.

3.1
Restated Certificate of Incorporation of the Company, dated January 14, 2015-Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

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

4.3
Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017)-Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

4.4
Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 6.95% Senior Notes due 2018)- Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-167622, filed with the Commission on June 18, 2010.

4.5
Indenture, dated November 10, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 2.75% Convertible Senior Notes due 2020)-Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

4.6
Indenture, dated November 23, 2011, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 3.25% Convertible Senior Notes due 2021)-Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 1, 2012.

4.7
Indenture, dated July 20, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.75% Senior Notes due 2017)-Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-183755, filed with the Commission on September 6, 2012.

4.8
Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022)-Incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2012.

4.9
Indenture, dated February 4, 2013, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.125% Senior Notes due 2018)-Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the quarter ended February 28, 2013.

4.10
Eighth Supplemental Indenture, dated as of February 12, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019-Incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, dated February 13, 2014.

4.11
Ninth Supplemental Indenture, dated as of November 25, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2019-Incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, dated November 25, 2014.

4.12
Tenth Supplemental Indenture, dated as of April 28, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2025 - Incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K, dated April 29, 2015.

4.13
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 6, 2015.

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

10.6
Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, between U.S. Home Corporation and Stuart Miller-Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 18, 2009.

10.7*
Aircraft Time-Sharing Agreement, dated January 26, 2011, between U.S. Home Corporation and Richard Beckwitt -Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

10.8
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.-Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.9
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

10.10
Second Amended and Restated Guarantee Agreement, dated as of June 25, 2014, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein-Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated June, 30, 2014.

10.11
Third Amended and Restated Credit Agreement, dated as of April 17, 2015, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents therein-Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, dated April 20, 2015.

10.12
Third Amended and Restated Guarantee Agreement, dated as of April 17, 2015, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein-Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated April 20, 2015.

10.13
Indenture, dated November 14, 2013, among Rialto Holdings, LLC, Rialto Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, including the form of 7.000% Senior Notes due 2018-Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated November 14, 2013.

10.14*
2014 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana -Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

10.15*
2015 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana - Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

10.16*	2016 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana.**

10.17
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee -Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

10.18
Amendment, dated February 12, 2015, to Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, among Lennar Aircraft I, LLC, U.S. Home Corporation and Stuart Miller - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

21	List of subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.**

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.**

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.**

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2015, filed on January 22, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Equity and (v) the Notes to Consolidated Financial Statements (1).

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.

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

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	January 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/S/ STUART A. MILLER
Chief Executive Officer and Director	Date:	January 22, 2016

Principal Financial Officer:

Bruce E. Gross	/S/ BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 22, 2016

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 22, 2016

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 22, 2016

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 22, 2016

Theron I. (“Tig”) Gilliam, Jr.	/s/ THERON I. (“TIG”) GILLIAM, JR.
	Date:	January 22, 2016

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 22, 2016

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 22, 2016

Teri McClure	/S/ TERI MCCLURE
	Date:	January 22, 2016

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 22, 2016

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2015 and 2014, and for each of the three years in the period ended November 30, 2015, and the Company’s internal control over financial reporting as of November 30, 2015, and have issued our reports thereon dated January 22, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 22, 2016

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2015, 2014 and 2013

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2015
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,257	370	(2,528)	(331)	768
Allowance for loan losses and loans receivable	$62,104	11,465	—	(34,083)	39,486
Allowance against net deferred tax assets	$8,029	—	—	(2,084)	5,945
Year ended November 30, 2014
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,067	207	323	(340)	3,257
Allowance for loan losses and loans receivable	$24,687	57,207	—	(19,790)	62,104
Allowance against net deferred tax assets	$12,706	—	—	(4,677)	8,029
Year ended November 30, 2013
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,183	605	407	(1,128)	3,067
Allowance for loan losses and loans receivable	$21,353	16,744	(167)	(13,243)	24,687
Allowance against net deferred tax assets	$88,794	—	—	(76,088)	12,706