Form 10-Q
period 2016-02-29
LENNAR CORP /NEW/
filed 2016-04-06
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of February 29, 2016:
Class A 183,405,590
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 29,	November 30,
	2016 (1)	2015 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$510,878	893,408
Restricted cash	3,255	13,505
Receivables, net	61,229	74,538
Inventories:
Finished homes and construction in progress	4,234,536	3,957,167
Land and land under development	5,113,493	4,724,578
Consolidated inventory not owned	20,290	58,851
Total inventories	9,368,319	8,740,596
Investments in unconsolidated entities	771,401	741,551
Other assets	599,915	609,222
	11,314,997	11,072,820
Rialto	1,272,004	1,505,500
Lennar Financial Services	1,157,079	1,425,837
Lennar Multifamily	451,108	415,352
Total assets	$14,195,188	14,419,509

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

As of February 29, 2016, total assets include $582.1 million related to consolidated VIEs of which $11.0 million is included in Lennar Homebuilding cash and cash equivalents, $5.8 million in Lennar Homebuilding receivables, net, $5.5 million in Lennar Homebuilding finished homes and construction in progress, $162.8 million in Lennar Homebuilding land and land under development, $20.3 million in Lennar Homebuilding consolidated inventory not owned, $34.8 million in Lennar Homebuilding investments in unconsolidated entities, $22.3 million in Lennar Homebuilding other assets, $307.4 million in Rialto assets and $12.2 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 29,	November 30,
	2016 (2)	2015 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$442,905	475,909
Liabilities related to consolidated inventory not owned	19,854	51,431
Senior notes and other debts payable	5,333,981	5,025,130
Other liabilities	749,138	899,815
	6,545,878	6,452,285
Rialto	656,303	866,224
Lennar Financial Services	838,251	1,083,978
Lennar Multifamily	61,307	66,950
Total liabilities	8,101,739	8,469,437
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 29, 2016 and November 30, 2015 - 300,000,000 shares; Issued: February 29, 2016 - 184,262,923 shares and November 30, 2015 - 180,658,550 shares	18,426	18,066
Class B common stock of $0.10 par value; Authorized: February 29, 2016 and November 30, 2015 - 90,000,000 shares; Issued: February 29, 2016 - 32,982,815 shares and November 30, 2015 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,341,502	2,305,560
Retained earnings	3,565,264	3,429,736
Treasury stock, at cost; February 29, 2016 - 857,333 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2015 - 815,959 shares of Class A common stock and 1,679,620 shares of Class B common stock	(107,978)	(107,755)
Accumulated other comprehensive income (loss)	(398)	39
Total stockholders’ equity	5,820,114	5,648,944
Noncontrolling interests	273,335	301,128
Total equity	6,093,449	5,950,072
Total liabilities and equity	$14,195,188	14,419,509

(2)
As of February 29, 2016, total liabilities include $60.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.0 million is included in Lennar Homebuilding accounts payable, $19.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $21.7 million in Lennar Homebuilding other liabilities, $11.7 million in Rialto liabilities and $4.0 million in Lennar Multifamily liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Revenues:
Lennar Homebuilding	$1,786,481	1,441,658
Lennar Financial Services	123,956	124,827
Rialto	43,711	41,197
Lennar Multifamily	39,516	36,457
Total revenues	1,993,664	1,644,139
Costs and expenses:
Lennar Homebuilding	1,568,205	1,265,175
Lennar Financial Services	109,025	109,300
Rialto	42,907	40,781
Lennar Multifamily	47,020	41,961
Corporate general and administrative	47,668	43,654
Total costs and expenses	1,814,825	1,500,871
Lennar Homebuilding equity in earnings from unconsolidated entities	3,000	28,899
Lennar Homebuilding other income, net	519	6,333
Other interest expense	(1,157)	(4,071)
Rialto equity in earnings from unconsolidated entities	1,497	2,664
Rialto other expense, net	(691)	(272)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	19,686	(178)
Earnings before income taxes	201,693	176,643
Provision for income taxes	(56,241)	(59,726)
Net earnings (including net earnings attributable to noncontrolling interests)	145,452	116,917
Less: Net earnings attributable to noncontrolling interests	1,372	1,954
Net earnings attributable to Lennar	$144,080	114,963
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	(437)	200
Other comprehensive income attributable to Lennar	$143,643	115,163
Other comprehensive income attributable to noncontrolling interests	$1,372	1,954
Basic earnings per share	$0.68	0.56
Diluted earnings per share	$0.63	0.50
Cash dividends per each Class A and Class B common share	$0.04	0.04

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$145,452	116,917
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,077	8,306
Amortization of discount/premium and accretion on debt, net	4,777	5,417
Equity in earnings from unconsolidated entities	(24,183)	(31,385)
Distributions of earnings from unconsolidated entities	27,207	29,914
Share-based compensation expense	11,142	10,251
Excess tax benefits from share-based awards	(7,029)	(35)
Deferred income tax expense	43,402	27,616
Loss on retirement of debt and notes payable	—	(608)
Gain on sale of operating property and equipment	—	(6,472)
Unrealized and realized gains on real estate owned	(7,230)	(3,405)
Impairments of loans receivable and real estate owned	5,976	4,055
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	1,164	519
Changes in assets and liabilities:
Decrease in restricted cash	19,958	27,014
Decrease in receivables	262,453	210,670
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(677,078)	(721,222)
(Increase) decrease in other assets	(9,825)	18,524
Decrease (increase) in loans held-for-sale	228,316	(216,669)
Decrease in accounts payable and other liabilities	(250,466)	(209,671)
Net cash used in operating activities	(215,887)	(730,264)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	—	64
Net additions of operating properties and equipment	(18,453)	(28,946)
Investments in and contributions to unconsolidated entities	(103,971)	(35,456)
Distributions of capital from unconsolidated entities	69,356	18,174
Proceeds from sales of real estate owned	20,256	28,055
Improvements to real estate owned	(1,194)	(2,347)
Receipts of principal payments on loans receivable	2,725	3,519
Originations of loans receivable	(10,046)	—
Purchase of investment carried at cost	—	(18,000)
Purchases of commercial mortgage-backed securities bonds	(23,078)	—
Acquisition, net of cash acquired	(600)	—
Purchases of Lennar Homebuilding investments available-for-sale	—	(28,093)
Decrease in Lennar Financial Services loans held-for-investment, net	766	606
Purchases of Lennar Financial Services investment securities	(6,968)	(18,886)
Proceeds from maturities/sales of Lennar Financial Services investments securities	4,621	14,116
Net cash used in investing activities	$(66,586)	(67,194)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$500,000	250,000
Net repayments under warehouse facilities	(395,233)	(29,681)
Proceeds from senior notes	—	250,625
Debt issuance costs	(684)	(1,494)
Conversions and exchanges on convertible senior notes	(162,852)	—
Principal payments on Rialto notes payable including structured notes	(669)	(17,499)
Proceeds from other borrowings	6,763	46,630
Principal payments on other borrowings	(59,146)	(108,048)
Receipts related to noncontrolling interests	65	1,302
Payments related to noncontrolling interests	(42,015)	(57,629)
Excess tax benefits from share-based awards	7,029	35
Common stock:
Issuances	—	8,227
Repurchases	(219)	(186)
Dividends	(8,552)	(8,208)
Net cash (used in) provided by financing activities	(155,513)	334,074
Net decrease in cash and cash equivalents	(437,986)	(463,384)
Cash and cash equivalents at beginning of period	1,158,445	1,281,814
Cash and cash equivalents at end of period	$720,459	818,430
Summary of cash and cash equivalents:
Lennar Homebuilding	$510,878	583,754
Rialto	112,305	147,219
Lennar Financial Services	91,214	84,201
Lennar Multifamily	6,062	3,256
	$720,459	818,430
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash sale of operating properties and equipment	$—	(59,397)
Purchases of inventories and other assets financed by sellers	$20,714	290
Non-cash contributions to unconsolidated entities	$19,248	26,594
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$5,183	8,637
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$14,923	—
Operating properties and equipment and other assets	$—	(17,421)
Investments in unconsolidated entities	$(2,445)	2,948
Other liabilities	$—	1,220
Noncontrolling interests	$(12,478)	13,253

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications/Revisions
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2016 presentation. These reclassifications had no impact on the Company's results of operations. As a result of the Company's change in reportable segments, the Company restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2016 presentation (See Note 2). In addition, certain prior year amounts in the supplemental financial information included in Note 18 were revised to conform with the Company’s current guarantor and non-guarantor structure. These revisions did not affect the Company’s condensed consolidated financial statements as they relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the condensed consolidating financial statements. As such, the supplemental financial information included in Note 18 has been retrospectively adjusted for the three months ended February 28, 2015.

(2)	Operating and Reporting Segments
The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:
(1) Homebuilding East
(2) Homebuilding Central
(3) Homebuilding West
(4) Homebuilding Houston
(5) Lennar Financial Services
(6) Rialto
(7) Lennar Multifamily
In the first quarter of 2016, the Company made the decision to divide the Southeast Florida operating division into two operating segments to maximize operational efficiencies given the continued growth of the division. As a result of this change in management structure, the Company re-evaluated its reportable segments and determined that neither operating segment met the reportable criteria set forth in Accounting Standards Codification ("ASC") 280, Segment Reporting. The Company aggregated these operating segments into the Homebuilding East reportable segment as these divisions exhibit similar economic characteristics, geography and product type as the other divisions in Homebuilding East. All prior year segment information has been restated to conform with the 2016 presentation. The change in the reportable segments has no effect on the Company's condensed consolidated financial position, results of operations or cash flows for the periods presented.
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment.
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses and other interest expense of the segment.
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(1)
West: California and Nevada
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance (“RMF”) business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2015. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Homebuilding East	$3,519,242	3,140,604
Homebuilding Central	1,488,437	1,421,195
Homebuilding West	4,248,352	4,157,616
Homebuilding Houston	541,449	481,386
Homebuilding Other	825,145	858,000
Rialto	1,272,004	1,505,500
Lennar Financial Services	1,157,079	1,425,837
Lennar Multifamily	451,108	415,352
Corporate and unallocated	692,372	1,014,019
Total assets	$14,195,188	14,419,509

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Revenues:
Homebuilding East	$659,054	610,683
Homebuilding Central	275,219	210,508
Homebuilding West	551,339	382,773
Homebuilding Houston	138,621	131,257
Homebuilding Other	162,248	106,437
Lennar Financial Services	123,956	124,827
Rialto	43,711	41,197
Lennar Multifamily	39,516	36,457
Total revenues (1)	$1,993,664	1,644,139
Operating earnings (loss):
Homebuilding East	$84,706	86,533
Homebuilding Central	20,323	15,052
Homebuilding West (2)	88,834	82,493
Homebuilding Houston	12,872	17,015
Homebuilding Other	13,903	6,551
Lennar Financial Services	14,931	15,527
Rialto	1,610	2,808
Lennar Multifamily	12,182	(5,682)
Total operating earnings	249,361	220,297
Corporate general and administrative expenses	47,668	43,654
Earnings before income taxes	$201,693	176,643

(1)
Total revenues were net of sales incentives of $103.7 million ($21,600 per home delivered) for the three months ended February 29, 2016, and $93.6 million ($21,800 per home delivered) for the three months ended February 28, 2015.

(2)
For the three months ended February 29, 2016 and February 28, 2015, operating earnings included $6.0 million and $31.3 million, respectively, of equity in earnings from Heritage Fields El Toro, one of the Company's unconsolidated entities ("El Toro"), for details refer to Note 3.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Revenues	$99,726	442,957
Costs and expenses	97,200	298,879
Other income	—	2,943
Net earnings of unconsolidated entities	$2,526	147,021
Lennar Homebuilding equity in earnings from unconsolidated entities	$3,000	28,899
For the three months ended February 29, 2016, net earnings of unconsolidated entities included sales of approximately 220 homesites by El Toro to third parties for $62.1 million that resulted in $20.7 million of gross profit. This transaction resulted primarily in the recognition of $6.0 million of Lennar Homebuilding equity in earnings. For the three months ended February 28, 2015, net earnings of unconsolidated entities included sales of approximately 900 homesites by El Toro for $412.2 million that resulted in $145.5 million of gross profit, of which (1) approximately 300 homesites were sold to Lennar for $126.4 million that resulted in $44.6 million of gross profit of which the Company's portion was deferred, and (2) approximately 600 homesites were sold to third parties. These transactions resulted primarily in the recognition of $31.3 million of Lennar homebuilding equity in earnings for the three months ended February 28, 2015.
Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$242,573	248,980
Inventories	3,126,810	3,059,054
Other assets	501,077	465,404
	$3,870,460	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$279,893	288,192
Debt	836,483	792,886
Equity	2,754,084	2,692,360
	$3,870,460	3,773,438
As of February 29, 2016 and November 30, 2015, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $771.4 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 29, 2016 and November 30, 2015 was $873.3 million and $839.5 million, respectively. The basis difference is primarily as a result of the Company buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 29, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$50,098	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	148,781	146,760
Non-recourse debt without completion guarantees	303,080	260,734
Non-recourse debt to the Company	825,954	781,905
The Company’s maximum recourse exposure	10,529	10,981
Total debt	$836,483	792,886
The Company’s maximum recourse exposure as a % of total JV debt	1%	1%
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both February 29, 2016 and November 30, 2015, the Company did not have any maintenance guarantees or joint and several repayment guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both February 29, 2016 and November 30, 2015, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 29, 2016, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 29, 2016 and February 28, 2015:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Comprehensive Other Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	145,452	—	—	—	—	—	144,080	1,372
Employee stock and directors plans	(194)	—	—	29	(223)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	—	360	—	(360)	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	25,131	—	—	25,131	—	—	—	—
Amortization of restricted stock	11,142	—	—	11,142	—	—	—	—
Cash dividends	(8,552)	—	—	—	—	—	(8,552)	—
Receipts related to noncontrolling interests	65	—	—	—	—	—	—	65
Payments related to noncontrolling interests	(42,015)	—	—	—	—	—	—	(42,015)
Non-cash consolidations, net	12,478	—	—	—	—	—	—	12,478
Non-cash activity related to noncontrolling interests	307	—	—	—	—	—	—	307
Other comprehensive loss, net of tax	(437)	—	—	—	—	(437)	—	—
Balance at February 29, 2016	$6,093,449	18,426	3,298	2,341,502	(107,978)	(398)	3,565,264	273,335

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,574	(93,440)	130	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	116,917	—	—	—	—	—	114,963	1,954
Employee stock and directors plans	8,074	1	—	47	8,026	—	—	—
Tax benefit from employee stock plans and vesting of restricted stock	35	—	—	35	—	—	—	—
Amortization of restricted stock and performance-based stock options	10,250	—	—	10,250	—	—	—	—
Cash dividends	(8,208)	—	—	—	—	—	(8,208)	—
Receipts related to noncontrolling interests	1,302	—	—	—	—	—	—	1,302
Payments related to noncontrolling interests	(57,629)	—	—	—	—	—	—	(57,629)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	—	(13,253)
Other comprehensive income, net of tax	200	—	—	—	—	200	—	—
Balance at February 28, 2015	$5,308,990	17,425	3,298	2,249,906	(85,414)	330	2,766,789	356,656
The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the three months ended February 29, 2016 and February 28, 2015, there were no share repurchases of common stock under the stock repurchase program. As of February 29, 2016, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.

(5)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2016	2015
Provision for income taxes	$(56,241)	(59,726)
Effective tax rate (1)	28.08%	34.19%

(1)
For the three months ended February 29, 2016, the effective tax rate included tax benefits for (1) a settlement with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense. For the three months ended February 28, 2015, the effective tax rate included a tax benefit for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

As of February 29, 2016 and November 30, 2015, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $315.7 million and $340.7 million, respectively.
At both February 29, 2016 and November 30, 2015, the Company had $12.3 million of gross unrecognized tax benefits.
At February 29, 2016, the Company had $43.7 million accrued for interest and penalties, of which $0.7 million was accrued during the three months ended February 29, 2016. In addition, during the three months ended February 29, 2016, the Company's accrual for interest and penalties was reduced by $22.2 million due primarily to a settlement with the IRS. At November 30, 2015, the Company had $65.1 million accrued for interest and penalties.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands, except per share amounts)	2016	2015
Numerator:
Net earnings attributable to Lennar	$144,080	114,963
Less: distributed earnings allocated to nonvested shares	89	91
Less: undistributed earnings allocated to nonvested shares	1,420	1,184
Numerator for basic earnings per share	142,571	113,688
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	202	—
Plus: interest on 3.25% convertible senior notes due 2021	1,982	1,982
Plus: undistributed earnings allocated to convertible shares	1,420	1,184
Less: undistributed earnings reallocated to convertible shares	1,325	1,064
Numerator for diluted earnings per share	$144,446	115,790
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	210,292	202,930
Effect of dilutive securities:
Share-based payments	4	11
Convertible senior notes	18,620	27,375
Denominator for diluted earnings per share - weighted average common shares outstanding	228,916	230,316
Basic earnings per share	$0.68	0.56
Diluted earnings per share	$0.63	0.50

(1)
The amount presented above relates to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 8) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For both the three months ended February 29, 2016 and February 28, 2015, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$91,214	106,777
Restricted cash	9,235	13,961
Receivables, net (1)	150,214	242,808
Loans held-for-sale (2)	684,406	843,252
Loans held-for-investment, net	31,223	30,998
Investments held-to-maturity	39,268	40,174
Investments available-for-sale (3)	45,180	42,827
Goodwill	39,439	38,854
Other (4)	66,900	66,186
	$1,157,079	1,425,837
Liabilities:
Notes and other debts payable	$625,322	858,300
Other (5)	212,929	225,678
	$838,251	1,083,978

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 29, 2016 and November 30, 2015, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of February 29, 2016 and November 30, 2015, other assets included mortgage loan commitments carried at fair value of $19.1 million and $13.1 million, respectively, and mortgage servicing rights carried at fair value of $15.8 million and $16.8 million, respectively. In addition, other assets also included forward contracts carried at fair value $0.5 million as of November 30, 2015.

(5)
Other liabilities included $62.7 million and $65.0 million as of February 29, 2016 and November 30, 2015, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $9.6 million as of February 29, 2016.

At February 29, 2016, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$400,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,150,000

(1)	In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be increased to $600 million in the second quarter of fiscal 2016.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $625.3 million and $858.3 million at February 29, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $673.1 million and $916.9 million at February 29, 2016 and November 30, 2015, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the Company's condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Loan origination liabilities, beginning of period	$19,492	11,818
Provision for losses	788	802
Payments/settlements	(172)	(144)
Loan origination liabilities, end of period	$20,108	12,476

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$112,305	150,219
Restricted cash (1)	10,233	15,061
Receivables, net (2)	—	154,948
Loans held-for-sale (3)	243,230	316,275
Loans receivable, net	166,536	164,826
Real estate owned - held-for-sale	177,221	183,052
Real estate owned - held-and-used, net	148,900	153,717
Investments in unconsolidated entities	234,039	224,869
Investments held-to-maturity	49,309	25,625
Other (4)	130,231	116,908
	$1,272,004	1,505,500
Liabilities:
Notes and other debts payable	$609,150	771,728
Other (5)	47,153	94,496
	$656,303	866,224

(1)
Restricted cash primarily consists of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily relate to loans sold but not settled as of November 30, 2015.

(3)	Loans held-for-sale relate to unsold loans originated by RMF carried at fair value.

(4)
Other assets included credit default swaps carried at fair value of $9.8 million and $6.2 million as of February 29, 2016 and November 30, 2015, respectively, and interest rate swaps and swap futures carried at fair value of $0.3 million as of November 30, 2015.

(5)
Other liabilities included interest rate swaps and swap futures carried at fair value of $6.0 million and $1.0 million as of February 29, 2016 and November 30, 2015, respectively, and credit default swaps carried at fair value of $0.7 million as of November 30, 2015.

For the three months ended February 29, 2016 and February 28, 2015, Rialto costs and expenses included loan impairments of $2.3 million and $1.2 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). In addition, for the three months ended February 29, 2016 and February 28, 2015, Rialto operating earnings included a net loss attributable to noncontrolling interests of $0.3 million and $1.8 million, respectively.

The following is a detail of Rialto other expense, net:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Realized gains on REO sales, net	$3,746	3,130
Unrealized losses on transfer of loans receivable to REO and impairments, net	(153)	(2,556)
REO and other expenses	(14,835)	(13,242)
Rental and other income	10,551	12,396
Rialto other expense, net	$(691)	(272)
Loans Receivable
The following table represents loans receivable, net by type:

(In thousands)	February 29, 2016	November 30, 2015
Nonaccrual loans: FDIC and Bank Portfolios	$78,447	88,694
Accrual loans	88,089	76,132
Loans receivable, net	$166,536	164,826
The nonaccrual loan portfolios consist primarily of loans acquired at a discount. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC (“FDIC Portfolios”). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 29, 2016, these consolidated LLCs had total combined assets and liabilities of $307.4 million and $11.7 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
In addition in 2010, Rialto acquired 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions.
Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of February 29, 2016 and November 30, 2015, management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated and accounted for these assets in accordance with ASC 310-10, Receivables.
Accrual loans as of February 29, 2016 included loans originated of which $18.1 million relates to a convertible land loan that matures in July 2016 and $70.0 million relates to floating and fixed rate commercial property loans maturing between October 2017 and October 2025.

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
February 29, 2016

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$114,480	51,691	1,153	52,844
Single family homes	35,413	8,306	1,974	10,280
Commercial properties	12,154	1,379	1,072	2,451
Other	66,667	—	12,872	12,872
Loans receivable	$228,714	61,376	17,071	78,447
November 30, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$145,417	59,740	1,165	60,905
Single family homes	39,659	8,344	3,459	11,803
Commercial properties	13,458	1,368	1,085	2,453
Other	78,279	—	13,533	13,533
Loans receivable	$276,813	69,452	19,242	88,694
The average recorded investment in impaired loans was approximately $84 million and $123 million for the three months ended February 29, 2016 and February 28, 2015, respectively.
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

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Allowance on nonaccrual loans, beginning of the period	$35,625	58,236
Provision for loan losses, net of recoveries	2,339	1,224
Charge-offs	(7,571)	(8,441)
Allowance on nonaccrual loans, end of the period	$30,393	51,019
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

The following tables represent the activity in REO:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
REO - held-for-sale, beginning of period	$183,052	190,535
Improvements	887	1,704
Sales	(16,510)	(24,925)
Impairments and unrealized losses	(3,548)	(1,418)
Transfers from held-and-used, net (1)	13,340	19,615
REO - held-for-sale, end of period	$177,221	185,511

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
REO - held-and-used, net, beginning of period	$153,717	255,795
Additions	8,667	8,912
Improvements	307	643
Impairments	(89)	(1,413)
Depreciation	(362)	(789)
Transfers to held-for-sale (1)	(13,340)	(19,615)
Other	—	(964)
REO - held-and-used, net, end of period	$148,900	242,569

(1)
During both the three months ended February 29, 2016 and February 28, 2015, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three months ended February 29, 2016, the Company recorded net gains of $2.7 million from acquisitions of REO through foreclosure. These net gains are recorded in Rialto other expense, net.
Rialto Mortgage Finance - loans held-for-sale
During the three months ended February 29, 2016, RMF originated loans with a total principal balance of $315.3 million of which $305.8 million were recorded as loans held-for-sale and $9.5 million as accrual loans within loans receivable, net, and sold $380.2 million of loans into two separate securitizations. During the three months ended February 28, 2015, RMF originated loans with a total principal balance of $565.5 million and sold $318.1 million of loans into two separate securitizations. As of November 30, 2015, $151.8 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
Notes and Other Debts Payable
In November 2013, the Rialto segment originally issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private placement. Proceeds from the offerings, after payment of expenses, were approximately $347 million. Rialto used the net proceeds of the 7.00% Senior Notes to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. In addition, Rialto used $100 million of the net proceeds to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually. At February 29, 2016 and November 30, 2015, the carrying amount, net of debt issuances costs, of the 7.00% Senior Notes was $348.1 million and $347.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at February 29, 2016.

At February 29, 2016, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$250,000
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1)	400,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1)	100,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,100,000

(1)	RMF uses these facilities to finance its loan origination and securitization activities.

(2)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $41.6 million and $36.3 million as of February 29, 2016 and November 30, 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $146.3 million and $317.1 million as of February 29, 2016 and November 30, 2015, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In 2010, Rialto paid $310 million for the Bank Portfolios and for over 300 REO properties, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both February 29, 2016 and November 30, 2015, the outstanding amount related to the 5-year senior unsecured note was $30.3 million.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is August 15, 2017. As of February 29, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to the Structured Notes was $31.1 million and $31.3 million, respectively.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 29, 2016	February 29, 2016	November 30, 2015
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$63,278	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	97,498	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	28,296	32,344
Rialto Capital CMBS Funds	2014	102,878	102,878	44,750	44,750	44,097	23,233
Rialto Real Estate Fund III	2015	697,173	—	100,000	—	72	—
Other investments						798	775
						$234,039	224,869

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Rialto Real Estate Fund, LP	$1,339	746
Rialto Real Estate Fund II, LP	(722)	893
Rialto Mezzanine Partners Fund, LP	724	475
Rialto Capital CMBS Funds	372	544
Rialto Real Estate Fund III	(239)	—
Other investments	23	6
Rialto equity in earnings from unconsolidated entities	$1,497	2,664
During the three months ended February 29, 2016 and February 28, 2015, the Company received $4.9 million and $6.5 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These advance distributions are not subject to clawbacks and are included in Rialto's revenues.
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity"). This Carried Interest Entity is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in the Carried Interest Entity may participate in distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$108,500	188,147
Loans receivable	450,787	473,997
Real estate owned	518,466	506,609
Investment securities	1,188,653	1,092,476
Investments in partnerships	422,493	429,979
Other assets	27,495	30,340
	$2,716,394	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$35,947	29,462
Notes payable	450,250	374,498
Equity	2,230,197	2,317,588
	$2,716,394	2,721,548
Statements of Operations

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Revenues	$44,296	41,738
Costs and expenses	20,899	23,005
Other income (expense), net (1)	(15,162)	5,874
Net earnings of unconsolidated entities	$8,235	24,607
Rialto equity in earnings from unconsolidated entities	$1,497	2,664

(1)	Other income (expense), net, included realized and unrealized gains (losses) on investments.

At February 29, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $49.3 million and $25.6 million, respectively. These investments securities have discount rates ranging from 39% to 55% with coupon rates ranging from 3.0% to 4.0%, stated and assumed final distribution dates between November 2020 and February 2026, and stated maturity dates between November 2048 and January 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the three months ended February 29, 2016 or February 28, 2015. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18.0 million in a private commercial real estate services company. The investment was carried at cost at both February 29, 2016 and November 30, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$6,062	8,041
Land under development	145,917	115,982
Consolidated inventory not owned	5,508	5,508
Investments in unconsolidated entities	257,719	250,876
Other assets	35,902	34,945
	$451,108	415,352
Liabilities:
Accounts payable and other liabilities	$57,300	62,943
Liabilities related to consolidated inventory not owned	4,007	4,007
	$61,307	66,950
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to our investment in the entities and would increase our share of funds the entities distribute after the achievement of certain thresholds. As of both February 29, 2016 and November 30, 2015, the fair value of the completion guarantees was immaterial. Additionally, as of February 29, 2016 and November 30, 2015, the Lennar Multifamily segment had $36.9 million and $37.9 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 11 related to the Company's performance and financial letters of credit. As of February 29, 2016 and November 30, 2015, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $520.2 million and $466.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three months ended February 29, 2016 and February 28, 2015, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $8.1 million and $4.5 million, respectively.
During the three months ended February 29, 2016 and February 28, 2015, the Lennar Multifamily segment provided general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment and received fees totaling $31.4 million and $31.9 million, respectively, which are partially offset by costs related to those services of $30.6 million and $31.3 million, respectively.

In 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets. During the three months ended February 29, 2016, the Venture received an additional $300 million of equity commitments, increasing its total equity commitments to $1.4 billion, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of February 29, 2016, $372.6 million of the $1.4 billion in equity commitments had been called, of which the Company contributed its portion of $133.7 million representing its pro-rata portion of the called equity. During the three months ended February 29, 2016, $97.2 million in equity commitments was called, none of which was called from the Company due to new investors coming into the Venture. During the three months ended February 29, 2016, the Company received distributions of $43.6 million as a return of capital from the Venture. As of February 29, 2016 and November 30, 2015, the carrying value of the Company's investment in the Venture was $127.0 million and $122.5 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$43,252	39,579
Operating properties and equipment	1,563,679	1,398,244
Other assets	31,931	25,925
	$1,638,862	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$210,231	179,551
Notes payable	520,177	466,724
Equity	908,454	817,473
	$1,638,862	1,463,748
Statements of Operations

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Revenues	$8,314	2,094
Costs and expenses	11,672	2,994
Other income, net	40,122	—
Net earnings (loss) of unconsolidated entities	$36,764	(900)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$19,686	(178)

(1)
For the three months ended February 29, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $20.4 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities.

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 29, 2016 and November 30, 2015 included $300.1 million and $414.9 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 29, 2016	November 30, 2015
Unsecured revolving credit facility	$500,000	—
6.50% senior notes due 2016	249,960	249,905
12.25% senior notes due 2017	397,037	396,252
4.75% senior notes due 2017	397,922	397,736
6.95% senior notes due 2018	247,931	247,632
4.125% senior notes due 2018	273,460	273,319
4.500% senior notes due 2019	497,384	497,210
4.50% senior notes due 2019	596,868	596,622
2.75% convertible senior notes due 2020	71,041	233,225
3.25% convertible senior notes due 2021	398,644	398,194
4.750% senior notes due 2022	567,486	567,325
4.875% senior notes due 2023	393,642	393,545
4.750% senior notes due 2025	495,894	495,784
Mortgage notes on land and other debt	246,712	278,381
	$5,333,981	5,025,130
The carrying amounts of the senior notes listed above are net of debt issuance costs of $24.4 million and $26.4 million, as February 29, 2016 and November 30, 2015, respectively.
At February 29, 2016, the Company had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility is in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at February 29, 2016. In addition, the Company had $320 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $245.5 million and $236.5 million, respectively, at February 29, 2016 and November 30, 2015. The Company’s financial letters of credit outstanding were $222.0 million and $216.7 million, at February 29, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2016, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.3 billion, which includes $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 29, 2016, there were approximately $468.8 million, or 36%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
Subsequent to February 29, 2016, the Company issued $500 million aggregate principal amount of 4.750% senior notes due 2021 (the "4.750% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were estimated to be $495.9 million. The Company will use the net proceeds from the sales of the 4.750% Senior Notes for general corporate purposes, including the repayment of the 6.50% senior notes due 2016. Interest on the 4.750% Senior Notes is due semi-annually beginning October 1, 2016. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
At both February 29, 2016 and November 30, 2015, the principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) was $400.0 million and the carrying amount, net of debt issuance costs, was $398.6 million and $398.2 million, at February 29, 2016 and November 30, 2015, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. At February 29, 2016, holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 3,209,590 shares of Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Shares are included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended February 29, 2016 and February 28, 2015 was $44.07 and $45.52, respectively, which exceeded the conversion price, thus 1.6 million shares and 10.4 million shares, respectively, were included in the calculation of diluted earnings per share. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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
During the three months ended February 29, 2016, the Company exchanged and converted approximately $163 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $163 million in cash and 3.6 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges and conversions.
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
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At issuance, the Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments that did not have a conversion feature and allocated the residual value to an equity component that represented the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes was amortized over the five years ended November 30, 2015. At February 29, 2016, the carrying and principal amount of the 2.75% Convertible Senior Notes was $71.0 million, which is included in Lennar Homebuilding senior notes and other debts payable. At November 30, 2015, the principal amount of the 2.75% Convertible Senior Notes was $233.9 million, the carrying amount of the equity component included in stockholders’ equity was $0.6 million, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $233.2 million.
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
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in Lennar Homebuilding other liabilities in the condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Warranty reserve, beginning of period	$130,853	115,927
Warranties issued	17,573	13,323
Adjustments to pre-existing warranties from changes in estimates (1)	(620)	3,661
Payments	(23,073)	(16,640)
Warranty reserve, end of period	$124,733	116,271

(1)
The adjustments to pre-existing warranties from changes in estimates during both the three months ended February 29, 2016 and February 28, 2015 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(13)	Share-Based Payments
During the three months ended February 29, 2016, the Company granted an immaterial number of nonvested shares and did not grant any stock options. During the three months ended February 28, 2015, the Company granted an immaterial number of stock options and did not grant any nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Nonvested shares	$11,142	10,250
Stock options	—	1
Total compensation expense for share-based awards	$11,142	10,251

(14)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 29, 2016 and November 30, 2015, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 29, 2016		November 30, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$166,536	170,485	164,826	169,302
Investments held-to-maturity	Level 3	$49,309	48,800	25,625	25,227
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$31,223	30,333	30,998	29,931
Investments held-to-maturity	Level 2	$39,268	39,127	40,174	40,098
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,333,981	5,846,813	5,025,130	5,936,327
Rialto notes and other debts payable	Level 2	$609,150	631,629	771,728	803,013
Lennar Financial Services notes and other debts payable	Level 2	$625,322	625,322	858,300	858,300
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at February 29, 2016	Fair Value at November 30, 2015
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$243,230	316,275
Credit default swaps	Level 2	$9,770	6,153
Rialto Financial Liabilities:
Interest rate swaps and swap futures	Level 1	$5,983	978
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (2)	Level 2	$684,406	843,252
Investments available-for-sale	Level 1	$45,180	42,827
Mortgage loan commitments	Level 2	$19,113	13,060
Forward contracts	Level 2	$(9,637)	531
Mortgage servicing rights	Level 3	$15,810	16,770

(1)
The aggregate fair value of Rialto loans held-for-sale of $243.2 million at February 29, 2016 exceeds their aggregate principal balance of $238.1 million by $5.1 million. The aggregate fair value of loans held-for-sale of $316.3 million at November 30, 2015 exceeds their aggregate principal balance of $314.3 million by $2.0 million.

(2)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $684.4 million at February 29, 2016 exceeds their aggregate principal balance of $655.6 million by $28.8 million. The aggregate fair value of loans held-for-sale of $843.3 million at November 30, 2015 exceeds their aggregate principal balance of $815.0 million by $28.2 million.

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
Rialto loans held-for-sale- The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Rialto interest rate swaps and swap futures- The fair value of interest rate swaps (derivatives) is based on observable values for underlying interest rates and market determined risk premiums. The fair value of interest rate swap futures (derivatives) is based on quoted market prices for identical investments traded in active markets.
Rialto credit default swaps- The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 29, 2016 and November 30, 2015. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services investments available-for-sale- The fair value of these investments is based on the quoted market prices for similar financial instruments.

Lennar Financial Services mortgage loan commitments- Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets.
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of February 29, 2016. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2015.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 29, 2016, the segment had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through May 2016.
Lennar Financial Services mortgage servicing rights - Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of February 29, 2016, the key assumptions used in determining the fair value include a 14.8% mortgage prepayment rate, a 12.2% discount rate and a 7.9% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$513	(7,300)
Mortgage loan commitments	$6,053	6,279
Forward contracts	$(10,168)	7,521
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$3,431	(492)
Financial Liabilities:
Interest rate swaps and swap futures	$(5,006)	(33)
Changes in fair value included in other comprehensive income (loss):
Lennar Financial Services investments available-for-sale	$(437)	200
Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended
	February 29, 2016		February 28, 2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$16,770	316,275	17,353	113,596
Purchases/loan originations	1,619	305,785	344	565,515
Sales/loan originations sold, including those not settled	—	(381,666)	—	(318,104)
Disposals/settlements	(627)	—	(779)	—
Changes in fair value (1)	(1,952)	4,084	(132)	(754)
Interest and principal paydowns	—	(1,248)	—	(208)
Ending balance	$15,810	243,230	16,786	360,045

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 29, 2016			February 28, 2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$60,666	58,327	(2,339)	117,949	116,725	(1,224)
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$3,827	3,425	(402)	—	—	—
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$12,783	12,016	(767)	4,883	4,590	(293)
Upon management periodic valuations	Level 3	$16,430	13,649	(2,781)	5,604	4,479	(1,125)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$5,183	8,667	3,484	8,637	8,912	275
Upon management periodic valuations	Level 3	$3,089	3,000	(89)	2,689	1,276	(1,413)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 29, 2016 and February 28, 2015.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended February 29, 2016.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 29, 2016 and February 28, 2015.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains upon acquisition of REO held-and-used, net and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 29, 2016 and February 28, 2015.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company discloses its accounting policy related to inventories and its review for indicators of impairments in the

Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2015.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of February 29, 2016 and February 28, 2015, there were 681 and 625 active communities, excluding unconsolidated entities, respectively. As of February 29, 2016, the Company identified 28 communities with 1,178 homesites and a corresponding carrying value of $169.8 million as having potential indicators of impairment. As of February 28, 2015, the Company identified 19 communities with 600 homesites and a corresponding carrying value of $120.5 million as having potential indicators of impairment. For the three months ended February 29, 2016 and February 28, 2015, the Company recorded no impairments.

(15)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 29, 2016. Based on the Company's evaluation during the three months ended February 29, 2016, the Company consolidated an entity that had a total combined assets of $14.9 million. In addition, during the three months ended February 29, 2016, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	February 29, 2016	November 30, 2015
Lennar Homebuilding	$771,401	741,551
Rialto	$234,039	224,869
Lennar Multifamily	$257,719	250,876
Consolidated VIEs
As of February 29, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $582.1 million and $60.3 million, respectively. As of November 30, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $652.3 million and $84.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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

Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of February 29, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$130,249	145,882
Rialto (2)	49,309	49,309
Lennar Multifamily (3)	182,242	583,802
	$361,800	778,993
As of November 30, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$102,706	111,215
Rialto (2)	25,625	25,625
Lennar Multifamily (3)	177,359	586,842
	$305,690	723,682

(1)
At February 29, 2016 and November 30, 2015, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $15.4 million and $8.3 million, respectively, remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(2)
At both February 29, 2016 and November 30, 2015, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At February 29, 2016 and November 30, 2015, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $49.3 million and $25.6 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of February 29, 2016 and November 30, 2015, the remaining equity commitment of $370.3 million and $378.3 million, respectively, to fund the Venture for future expenditures related to the construction and development of the projects is included in Lennar's maximum exposure to loss. In addition, at both February 29, 2016 and November 30, 2015, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $30.0 million of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of February 29, 2016, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $370.3 million remaining equity commitment to fund the Venture for further expenditures related to the construction and development of the projects and $30.0 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $15.4 million remaining commitment to fund a Lennar Homebuilding unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Option Contracts
The Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.
During the three months ended February 29, 2016, consolidated inventory not owned decreased by $38.6 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2016. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 29, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $77.7 million and $89.2 million at February 29, 2016 and November 30, 2015, respectively. Additionally, the Company had posted $72.2 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 29, 2016 and November 30, 2015, respectively.

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
If the District Court decision is affirmed in its entirety, the Company will purchase the property and record it at fair value, which the Company believes will not result in an impairment. The amount of interest the Company will be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $106 million as of February 29, 2016. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, the Company will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
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

(17)	New Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers' Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. ASU 2015-05 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. As permitted, the Company has elected early adoption. The adoption of ASU 2015-05 did not have a material effect on the Company’s condensed consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently evaluating the method and impact the adoption of this ASU and ASU 2014-09 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company's condensed consolidated financial statements.

(18)	Supplemental Financial Information
The indentures governing the Company’s 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 29, 2016 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 11. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
In 2015, certain subsidiaries that were Guarantor subsidiaries became Non-guarantor subsidiaries. For comparative purposes, the condensed consolidating statement of operations and comprehensive income (loss) and cash flows for the three months ended February 28, 2015 have been retrospectively adjusted to reflect the aforementioned activity. This activity did not affect the Company’s condensed consolidated financial statements.

(18) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at February 29, 2016 was as follows:

Condensed Consolidating Balance Sheet
February 29, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$304,277	251,492	19,593	—	575,362
Inventories	—	9,191,051	177,268	—	9,368,319
Investments in unconsolidated entities	—	723,644	47,757	—	771,401
Other assets	168,966	340,531	75,683	14,735	599,915
Investments in subsidiaries	3,938,687	156,222	—	(4,094,909)	—
Intercompany	6,927,085	—	—	(6,927,085)	—
	11,339,015	10,662,940	320,301	(11,007,259)	11,314,997
Rialto	—	—	1,272,004	—	1,272,004
Lennar Financial Services	—	83,133	1,079,027	(5,081)	1,157,079
Lennar Multifamily	—	—	460,762	(9,654)	451,108
Total assets	$11,339,015	10,746,073	3,132,094	(11,021,994)	14,195,188
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$431,632	675,799	84,612	—	1,192,043
Liabilities related to consolidated inventory not owned	—	19,854	—	—	19,854
Senior notes and other debts payable	5,087,269	235,862	10,850	—	5,333,981
Intercompany	—	6,160,287	766,798	(6,927,085)	—
	5,518,901	7,091,802	862,260	(6,927,085)	6,545,878
Rialto	—	—	656,303	—	656,303
Lennar Financial Services	—	27,500	810,751	—	838,251
Lennar Multifamily	—	—	61,307	—	61,307
Total liabilities	5,518,901	7,119,302	2,390,621	(6,927,085)	8,101,739
Stockholders’ equity	5,820,114	3,626,771	468,138	(4,094,909)	5,820,114
Noncontrolling interests	—	—	273,335	—	273,335
Total equity	5,820,114	3,626,771	741,473	(4,094,909)	6,093,449
Total liabilities and equity	$11,339,015	10,746,073	3,132,094	(11,021,994)	14,195,188

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$595,921	372,146	13,384	—	981,451
Inventories	—	8,571,769	168,827	—	8,740,596
Investments in unconsolidated entities	—	692,879	48,672	—	741,551
Other assets	193,360	324,050	75,108	16,704	609,222
Investments in subsidiaries	3,958,687	176,660	—	(4,135,347)	—
Intercompany	6,227,193	—	—	(6,227,193)	—
	10,975,161	10,137,504	305,991	(10,345,836)	11,072,820
Rialto	—	—	1,505,500	—	1,505,500
Lennar Financial Services	—	89,532	1,341,565	(5,260)	1,425,837
Lennar Multifamily	—	—	426,796	(11,444)	415,352
Total assets	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$579,468	710,460	85,796	—	1,375,724
Liabilities related to consolidated inventory not owned	—	51,431	—	—	51,431
Senior notes and other debts payable	4,746,749	267,531	10,850	—	5,025,130
Intercompany	—	5,514,610	712,583	(6,227,193)	—
	5,326,217	6,544,032	809,229	(6,227,193)	6,452,285
Rialto	—	—	866,224	—	866,224
Lennar Financial Services	—	36,229	1,047,749	—	1,083,978
Lennar Multifamily	—	—	66,950	—	66,950
Total liabilities	5,326,217	6,580,261	2,790,152	(6,227,193)	8,469,437
Stockholders’ equity	5,648,944	3,646,775	488,572	(4,135,347)	5,648,944
Noncontrolling interests	—	—	301,128	—	301,128
Total equity	5,648,944	3,646,775	789,700	(4,135,347)	5,950,072
Total liabilities and equity	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended February 29, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	1,786,481	—	—	1,786,481
Lennar Financial Services	—	40,610	88,342	(4,996)	123,956
Rialto	—	—	43,711	—	43,711
Lennar Multifamily	—	—	39,529	(13)	39,516
Total revenues	—	1,827,091	171,582	(5,009)	1,993,664
Cost and expenses:
Lennar Homebuilding	—	1,556,166	14,863	(2,824)	1,568,205
Lennar Financial Services	—	41,812	70,069	(2,856)	109,025
Rialto	—	—	43,217	(310)	42,907
Lennar Multifamily	—	—	47,020	—	47,020
Corporate general and administrative	46,148	255	—	1,265	47,668
Total costs and expenses	46,148	1,598,233	175,169	(4,725)	1,814,825
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	3,849	(849)	—	3,000
Lennar Homebuilding other income (expense), net	1,170	(8,516)	9,025	(1,160)	519
Other interest expense	(1,444)	(1,157)	—	1,444	(1,157)
Rialto equity in earnings from unconsolidated entities	—	—	1,497	—	1,497
Rialto other expense, net	—	—	(691)	—	(691)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	19,686	—	19,686
Earnings (loss) before income taxes	(46,422)	223,034	25,081	—	201,693
Benefit (provision) for income taxes	13,035	(61,710)	(7,566)	—	(56,241)
Equity in earnings from subsidiaries	177,467	4,538	—	(182,005)	—
Net earnings (including net earnings attributable to noncontrolling interests)	144,080	165,862	17,515	(182,005)	145,452
Less: Net earnings attributable to noncontrolling interests	—	—	1,372	—	1,372
Net earnings attributable to Lennar	$144,080	165,862	16,143	(182,005)	144,080
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale			(437)		(437)
Other comprehensive income attributable to Lennar	$144,080	165,862	15,706	(182,005)	143,643
Other comprehensive income attributable to noncontrolling interests	$—	—	1,372	—	1,372

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended February 28, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	1,441,658	—	—	1,441,658
Lennar Financial Services	—	38,149	91,659	(4,981)	124,827
Rialto	—	—	41,197	—	41,197
Lennar Multifamily	—	—	36,457	—	36,457
Total revenues	—	1,479,807	169,313	(4,981)	1,644,139
Cost and expenses:
Lennar Homebuilding	—	1,264,789	5,223	(4,837)	1,265,175
Lennar Financial Services	—	38,226	71,276	(202)	109,300
Rialto	—	—	40,781	—	40,781
Lennar Multifamily	—	—	41,961	—	41,961
Corporate general and administrative	42,389	—	—	1,265	43,654
Total costs and expenses	42,389	1,303,015	159,241	(3,774)	1,500,871
Lennar Homebuilding equity in earnings from unconsolidated entities	—	22,374	6,525	—	28,899
Lennar Homebuilding other income, net	231	5,774	550	(222)	6,333
Other interest expense	(1,429)	(4,071)	—	1,429	(4,071)
Rialto equity in earnings from unconsolidated entities	—	—	2,664	—	2,664
Rialto other expense, net	—	—	(272)	—	(272)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(178)	—	(178)
Earnings (loss) before income taxes	(43,587)	200,869	19,361	—	176,643
Benefit (provision) for income taxes	14,902	(67,471)	(7,157)	—	(59,726)
Equity in earnings from subsidiaries	143,648	8,825	—	(152,473)	—
Net earnings (including net earnings attributable to noncontrolling interests)	114,963	142,223	12,204	(152,473)	116,917
Less: Net earnings attributable to noncontrolling interests	—	—	1,954	—	1,954
Net earnings attributable to Lennar	$114,963	142,223	10,250	(152,473)	114,963
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	200	—	200
Other comprehensive income attributable to Lennar	$114,963	142,223	10,450	(152,473)	115,163
Other comprehensive earnings attributable to noncontrolling interests	$—	—	1,954	—	1,954

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 29, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$144,080	165,862	17,515	(182,005)	145,452
Distributions of earnings from guarantor and non-guarantor subsidiaries	177,467	4,538	—	(182,005)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(254,499)	(660,587)	371,742	182,005	(361,339)
Net cash provided by (used in) operating activities	67,048	(490,187)	389,257	(182,005)	(215,887)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(32,149)	(2,466)	—	(34,615)
Proceeds from sales of real estate owned	—	—	20,256	—	20,256
Originations of loans receivable	—	—	(10,046)	—	(10,046)
Purchases of commercial mortgage-backed securities bonds	—	—	(23,078)	—	(23,078)
Other	(3,400)	(14,297)	(1,406)	—	(19,103)
Distributions of capital from guarantor and non-guarantor subsidiaries	20,000	20,000	—	(40,000)	—
Intercompany	(699,551)	—	—	699,551	—
Net cash used in investing activities	(682,951)	(26,446)	(16,740)	659,551	(66,586)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	500,000	—	—	—	500,000
Net repayments under warehouse facilities	—	—	(395,233)	—	(395,233)
Debt issuance costs	—	—	(684)	—	(684)
Conversions and exchanges of convertible senior notes	(162,852)	—	—	—	(162,852)
Principal payments on Rialto notes payable	—	—	(669)	—	(669)
Net repayments on other borrowings	—	(52,383)	—	—	(52,383)
Net payments related to noncontrolling interests	—	—	(41,950)	—	(41,950)
Excess tax benefits from share-based awards	7,029	—	—	—	7,029
Common stock:
Repurchases	(219)	—	—	—	(219)
Dividends	(8,552)	(185,862)	(36,143)	222,005	(8,552)
Intercompany	—	646,727	52,824	(699,551)	—
Net cash provided by (used in) financing activities	335,406	408,482	(421,855)	(477,546)	(155,513)
Net decrease in cash and cash equivalents	(280,497)	(108,151)	(49,338)	—	(437,986)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$295,324	227,897	197,238	—	720,459

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$114,963	142,223	12,204	(152,473)	116,917
Distributions of earnings from guarantor and non-guarantor subsidiaries	143,648	8,825	—	(152,473)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(195,594)	(678,406)	(125,654)	152,473	(847,181)
Net cash provided by (used in) operating activities	63,017	(527,358)	(113,450)	(152,473)	(730,264)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(10,668)	(6,614)	—	(17,282)
Proceeds from sales of real estate owned	—	—	28,055	—	28,055
Receipts of principal payments on loans receivable	—	—	3,519	—	3,519
Other	(114)	(52,518)	(28,854)	—	(81,486)
Distribution of capital from guarantor and non-guarantor subsidiaries	10,000	10,000	—	(20,000)	—
Intercompany	(845,940)	—	—	845,940	—
Net cash used in investing activities	(836,054)	(53,186)	(3,894)	825,940	(67,194)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	250,000	—	—	—	250,000
Net repayments under warehouse facilities	—	—	(29,681)	—	(29,681)
Proceeds from senior notes and debt issuance costs	249,425	—	(294)	—	249,131
Principal repayments on Rialto notes payable including structured notes	—	—	(17,499)	—	(17,499)
Net proceeds (repayments) on other borrowings	—	(61,337)	(81)	—	(61,418)
Net payments related to noncontrolling interests	—	—	(56,327)	—	(56,327)
Excess tax benefit from share-based awards	35	—	—	—	35
Common stock:
Issuances	8,227	—	—	—	8,227
Repurchases	(186)	—	—	—	(186)
Dividends	(8,208)	(152,223)	(20,250)	172,473	(8,208)
Intercompany	—	763,183	82,757	(845,940)	—
Net cash provided by (used in) financing activities	499,293	549,623	(41,375)	(673,467)	334,074
Net decrease in cash and cash equivalents	(273,744)	(30,921)	(158,719)	—	(463,384)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$359,574	221,993	236,863	—	818,430

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2015.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market will continue its slow and steady recovery, that the new home market continues to have significant pent-up demand, and that this positions us well for years to come; our expectation that we will see lower margins in 2016; our expectation that we plan to continue to identify and invest in land opportunities that we expect will drive our future growth and profitability; our expectation that we will see reduced earnings for our Rialto business for fiscal 2016; our belief that we are well positioned across all of our platforms for another year of strong profits in fiscal 2016; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our intent to settle the face value of the 2.75% convertible senior notes due 2020 in cash; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities and our expectations regarding the energy efficient home and solar energy property tax credits.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: our ability to acquire land and pursue real estate opportunities at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations, including an unfavorable outcome in the Settlers Crossing case; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties once rents and occupancies have stabilized; the ability of our Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and solar energy property tax credits.

Please see our Form 10-K, for the fiscal year ended November 30, 2015 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
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

Outlook
We believe that the housing market continues its slow and steady recovery driven by years of under production, tight inventory levels, attractive interest rates, reasonable affordability levels, high rental occupancy rates and the lowest unemployment levels since 2008 despite recent global economic concerns and volatility in the stock market. The new home market continues to have significant pent-up demand, which we believe positions us well for years to come.
We began 2016 with a solid first quarter, with net earnings increasing 25% on a 21% increase in revenues, compared to the first quarter of 2015. Our core homebuilding segment continued to produce strong operating results in the first quarter of 2016 as gross and operating margins were 22.7% and 11.9%, respectively. Sales incentives during the first quarter of 2016 continued to decline to 5.6% compared to 6.3% in the first quarter of 2015 and our average sales price of homes delivered increased 12% year-over-year to $365,000 in the first quarter of 2016, from $326,000 in the first quarter of 2015. Our home sales revenues and new orders dollar value increased 25% and 15% in the first quarter of 2016, respectively, compared to the same period last year. We ended the first quarter of 2016 with a strong sales backlog, up 19% in backlog dollar value from the first quarter of 2015 to approximately $2.8 billion, keeping us well positioned going forward.
Complementing our homebuilding segment, we also had strong performances from most of our other business segments during the first quarter of 2016. Our Lennar Financial Services segment reported earnings of $14.9 million in the first quarter of 2016, a slight decrease from the same period last year, primarily due to a decrease in refinance transactions year-over-year. Our Multifamily segment generated $12.2 million of earnings in the first quarter of 2016, primarily due to the sale of one completed rental property by one of its joint ventures.
Our Rialto segment generated $1.9 million of income as the turmoil in the capital markets in the first quarter of 2016 impacted the short-term performance of our Rialto Mortgage Finance (“RMF”) and investment management businesses. While the volatility in the markets led us to reduce Rialto’s earnings expectations for the current year, it also provided excellent investment opportunities to grow our best-in-class investment management platform.
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
We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016. We believe we are well positioned across all of our platforms for another year of strong profits in fiscal 2016.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in previous years, can alter seasonal patterns.
Our net earnings attributable to Lennar were $144.1 million, or $0.63 per diluted share ($0.68 per basic share), in the first quarter of 2016, compared to net earnings attributable to Lennar of $115.0 million, or $0.50 per diluted share ($0.56 per basic share), in the first quarter of 2015.
Financial information relating to our operations was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Lennar Homebuilding revenues:
Sales of homes	$1,754,691	1,403,568
Sales of land	31,790	38,090
Total Lennar Homebuilding revenues	1,786,481	1,441,658
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,355,745	1,078,796
Costs of land sold	22,612	26,025
Selling, general and administrative	189,848	160,354
Total Lennar Homebuilding costs and expenses	1,568,205	1,265,175
Lennar Homebuilding operating margins	218,276	176,483
Lennar Homebuilding equity in earnings from unconsolidated entities	3,000	28,899
Lennar Homebuilding other income, net	519	6,333
Other interest expense	(1,157)	(4,071)
Lennar Homebuilding operating earnings	220,638	207,644
Lennar Financial Services revenues	123,956	124,827
Lennar Financial Services costs and expenses	109,025	109,300
Lennar Financial Services operating earnings	14,931	15,527
Rialto revenues	43,711	41,197
Rialto costs and expenses	42,907	40,781
Rialto equity in earnings from unconsolidated entities	1,497	2,664
Rialto other expense, net	(691)	(272)
Rialto operating earnings	1,610	2,808
Lennar Multifamily revenues	39,516	36,457
Lennar Multifamily costs and expenses	47,020	41,961
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	19,686	(178)
Lennar Multifamily operating earnings (loss)	12,182	(5,682)
Total operating earnings	249,361	220,297
Corporate general and administrative expenses	(47,668)	(43,654)
Earnings before income taxes	$201,693	176,643

Three Months Ended February 29, 2016 versus Three Months Ended February 28, 2015
Revenues from home sales increased 25% in the first quarter of 2016 to $1.8 billion from $1.4 billion in the first quarter of 2015. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 12% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 4,806 homes in the first quarter of 2016 from 4,301 homes in the first quarter of 2015. There was an increase in home deliveries in all our Homebuilding segments, except in Homebuilding Houston. This increase in home deliveries was primarily driven by an increase in active communities and in the number of home deliveries per active community over the last year. The decrease in home deliveries in Houston was primarily due to less demand driven by volatility in the energy sector. The average sales price of homes delivered increased to $365,000 in the first quarter of 2016 from $326,000 in the first quarter of 2015, primarily due to product mix as more deliveries were from the West Coast and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,600 per home delivered in the first quarter of 2016, or 5.6% as a percentage of home sales revenue, compared to $21,800 per home delivered in the first quarter of 2015, or 6.3% as a percentage of home sales revenue, and $21,700 per home delivered in the fourth quarter of 2015, or 5.9% as a percentage of home sales revenue.
Gross margins on home sales were $398.9 million, or 22.7%, in the first quarter of 2016, compared to $324.8 million, or 23.1%, in the first quarter of 2015. Gross margin percentage on home sales decreased compared to the first quarter of 2015 primarily due to an increase in land costs, partially offset by an increase in the the average sales price of homes delivered. Gross profits on land sales were $9.2 million in the first quarter of 2016, compared to $12.1 million in the first quarter of 2015.
Selling, general and administrative expenses were $189.8 million in the first quarter of 2016, compared to $160.4 million in the first quarter of 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.8% in the first quarter of 2016, from 11.4% in the first quarter of 2015, due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Lennar Homebuilding equity in earnings from unconsolidated entities was $3.0 million in the first quarter of 2016, compared to $28.9 million in the first quarter of 2015. In the first quarter of 2016, Lennar Homebuilding equity in earnings from unconsolidated entities included $6.0 million of equity in earnings from Heritage Fields El Toro, LLC, one of our unconsolidated entities ("El Toro"), primarily due to sales of approximately 220 homesites to third parties. This was partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities. In the first quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $31.3 million of equity in earnings primarily related to sales of approximately 600 homesites to third parties by El Toro, partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding other income, net, was $0.5 million in the first quarter of 2016, compared to $6.3 million in the first quarter of 2015. In the first quarter of 2015, other income, net included a $6.5 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $45.2 million in the first quarter of 2016 ($43.4 million was included in cost of homes sold, $0.7 million in cost of land sold and $1.2 million in other interest expense), compared to $38.0 million in the first quarter of 2015 ($33.5 million was included in cost of homes sold, $0.4 million in cost of land sold and $4.1 million in other interest expense). Interest expense included in cost of homes sold increased primarily due to an increase in our outstanding homebuilding debt and an increase in home deliveries. Other interest expense decreased due to an increase in qualifying assets eligible for interest capitalization.
Operating earnings for our Lennar Financial Services segment were $14.9 million in the first quarter of 2016, compared to $15.5 million in the first quarter of 2015. The slight decrease in profitability was primarily due to a decrease in refinance volume in the segment's mortgage and title operations.
Operating earnings for our Rialto segment were $1.9 million in the first quarter of 2016 (which included $1.6 million of operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests), compared to operating earnings of $4.6 million in the first quarter of 2015 (which included $2.8 million of operating earnings and an add back of $1.8 million of net loss attributable to noncontrolling interests).
Revenues in our Rialto segment were $43.7 million in the first quarter of 2016, compared to $41.2 million in the first quarter of 2015. Revenues increased primarily due to higher interest income and the collection of deficiency settlements related to the loan portfolios, partially offset by a decrease in RMF securitization revenues due to lower securitization volume and margins. During the first quarter of 2016 and 2015, Rialto received $4.9 million and $6.5 million, respectively, of advanced distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds.
Rialto expenses were $42.9 million in the first quarter of 2016, compared to $40.8 million in the first quarter of 2015. Expenses increased primarily due to an increase in securitization expenses related to RMF and interest expense.

Rialto equity in earnings from unconsolidated entities was $1.5 million and $2.7 million in the first quarter of 2016 and 2015, respectively, related to Rialto's share of earnings from its real estate funds. The decrease in equity in earnings was primarily related to mark-downs of certain assets in the Rialto real estate funds (the "Funds") and smaller net increases in the fair value of certain assets in the Funds in the first quarter of 2016 than in the same period last year.
Operating earnings for our Lennar Multifamily segment were $12.2 million in the first quarter of 2016, compared to an operating loss of $5.7 million in the first quarter of 2015. The increase in profitability was primarily due to the segment's $20.4 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities.
Corporate general and administrative expenses were $47.7 million, or 2.4% as a percentage of total revenues, in the first quarter of 2016, compared to $43.7 million, or 2.7% as a percentage of total revenues, in the first quarter of 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $1.4 million and $2.0 million in the first quarter of 2016 and 2015, respectively. Net earnings attributable to noncontrolling interests during both the first quarter of 2016 and 2015 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the first quarter of 2016 and 2015, we had a tax provision of $56.2 million and $59.7 million, respectively. Our overall effective income tax rates were 28.08% and 34.19% in the first quarter of 2016 and 2015, respectively. The reduction is primarily the result of the reversal of an accrual due to a settlement with the IRS, which reduced our effective tax rate by (5.42%). We do not anticipate similar settlements during the remainder of fiscal 2016. The effective tax rate for the first quarter of 2016 and 2015 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. During the first quarter of 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. Both of these tax credits benefited and we expect will continue to benefit our effective tax rate.

Homebuilding Segments
We have aggregated our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
In the first quarter of 2016, we made the decision to divide the Southeast Florida operating division into two operating segments to maximize operational efficiencies given the continued growth of the division. As a result of this change in management structure, we re-evaluated our reportable segments and determined that neither operating segment met the reportable criteria set forth in Accounting Standards Codification ("ASC") 280, Segment Reporting. We aggregated these operating segments into the Homebuilding East reportable segment as these divisions exhibit similar economic characteristics, geography and product type as the other divisions in Homebuilding East. All prior year segment information has been restated to conform with the 2016 presentation. The change in the reportable segments has no effect on our condensed consolidated financial position, results of operations or cash flows for the periods presented.
At February 29, 2016, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(1)
West: California and Nevada
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Homebuilding revenues:
East:
Sales of homes	$646,787	587,048
Sales of land	12,267	23,635
Total East	659,054	610,683
Central:
Sales of homes	270,044	204,740
Sales of land	5,175	5,768
Total Central	275,219	210,508
West:
Sales of homes	546,429	382,660
Sales of land	4,910	113
Total West	551,339	382,773
Houston:
Sales of homes	130,393	124,930
Sales of land	8,228	6,327
Total Houston	138,621	131,257
Other:
Sales of homes	161,038	104,190
Sales of land	1,210	2,247
Total Other	162,248	106,437
Total homebuilding revenues	$1,786,481	1,441,658

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Operating earnings:
East:
Sales of homes	$78,505	82,474
Sales of land	6,241	7,326
Equity in earnings (loss) from unconsolidated entities	30	(61)
Other income (expense), net	681	(1,125)
Other interest expense	(751)	(2,081)
Total East	84,706	86,533
Central:
Sales of homes	21,105	15,749
Sales of land	(18)	1,397
Equity in earnings from unconsolidated entities	42	39
Other expense, net	(669)	(1,564)
Other interest expense	(137)	(569)
Total Central	20,323	15,052
West:
Sales of homes	84,628	47,783
Sales of land	987	(308)
Equity in earnings from unconsolidated entities (1)	2,871	28,826
Other income, net (2)	617	7,206
Other interest expense	(269)	(1,014)
Total West	88,834	82,493
Houston:
Sales of homes	11,641	13,746
Sales of land	1,537	1,943
Equity in earnings from unconsolidated entities	1	12
Other income (expense), net	(307)	1,449
Other interest expense	—	(135)
Total Houston	12,872	17,015
Other:
Sales of homes	13,219	4,666
Sales of land	431	1,707
Equity in earnings from unconsolidated entities	56	83
Other income, net	197	367
Other interest expense	—	(272)
Total Other	13,903	6,551
Total homebuilding operating earnings	$220,638	207,644

(1)
Lennar Homebuilding equity in earnings for the three months ended February 29, 2016 and February 28, 2015, included $6.0 million of equity in earnings primarily related to sales of approximately 220 homesites and $31.3 million of equity in earnings primarily related to sales of approximately 600 homesites to third parties by El Toro, respectively.

(2)	Other income, net for the three months ended February 28, 2015, included a $6.5 million gain on the sale of an operating property.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015	2016	2015
East	2,064	1,986	$647,755	587,318	$314,000	296,000
Central	824	681	270,044	204,740	328,000	301,000
West	1,168	926	559,534	382,660	479,000	413,000
Houston	457	461	130,393	124,930	285,000	271,000
Other	319	248	161,038	104,190	505,000	420,000
Total	4,832	4,302	$1,768,764	1,403,838	$366,000	326,000
Of the total homes delivered listed above, 26 homes with a dollar value of $14.1 million and an average sales price of $541,000 represent home deliveries from unconsolidated entities for the three months ended February 29, 2016, compared to one home delivery with a dollar value and sales price of $270,000 for the three months ended February 28, 2015.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015	2016	2015
East	$44,048	47,067	$21,400	23,700	6.4%	7.4%
Central	18,583	16,301	22,600	23,900	6.4%	7.4%
West	18,468	15,656	16,100	16,900	3.3%	3.9%
Houston	15,425	10,337	33,800	22,400	10.6%	7.6%
Other	7,166	4,279	22,500	17,300	4.3%	3.9%
Total	$103,690	93,640	$21,600	21,800	5.6%	6.3%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015	2016	2015
East	2,528	2,330	$798,048	726,020	$316,000	312,000
Central	1,128	912	384,684	286,675	341,000	314,000
West	1,290	1,190	623,849	527,584	484,000	443,000
Houston (3)	502	520	145,486	145,723	290,000	280,000
Other	346	335	155,802	142,779	450,000	426,000
Total	5,794	5,287	$2,107,869	1,828,781	$364,000	346,000
Of the total new orders listed above, 15 homes with a dollar value of $8.7 million and an average sales price of $583,000 represent new orders from unconsolidated entities for the three months ended February 29, 2016, compared to 26 new orders with a dollar value of $12.3 million and an average sales price of $473,000 for the three months ended February 28, 2015.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 29, 2016 and February 28, 2015.

(3)	The decrease in new orders in Homebuilding Houston was primarily due to less demand driven by volatility in the energy sector during the three months ended February 29, 2016.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015	2016	2015
East (4)	3,378	3,132	$1,108,248	1,025,127	$328,000	327,000
Central	1,674	1,192	592,302	392,743	354,000	329,000
West	1,476	1,255	736,058	582,324	499,000	464,000
Houston	743	889	223,222	246,663	300,000	277,000
Other	399	349	187,126	152,072	469,000	436,000
Total	7,670	6,817	$2,846,956	2,398,929	$371,000	352,000
Of the total homes in backlog listed above, 78 homes with a backlog dollar value of $57.1 million and an average sales price of $731,000 represent the backlog from unconsolidated entities at February 29, 2016, compared to 92 homes with a backlog dollar value of $51.9 million and an average sales price of $564,000 at February 28, 2015.

(4)	During the three months ended February 29, 2016, we acquired 62 homes in backlog.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 29,	February 28,
	2016	2015
East	15%	16%
Central	17%	16%
West	12%	13%
Houston (1)	24%	26%
Other	11%	11%
Total	15%	16%

(1)	The cancellation rate in Homebuilding Houston remained higher than historical cancellation rates during the three months ended February 29, 2016, due to volatility in the energy sector.
Active Communities:

	February 29,	February 28,
	2016	2015
East	290	270
Central	135	120
West	125	111
Houston	79	76
Other	55	49
Total	684	626
Of the total active communities listed above, three communities and one community represent active communities being developed by unconsolidated entities as of February 29, 2016 and February 28, 2015, respectively.

The following table details our gross margins on home sales for the three months ended February 29, 2016 and February 28, 2015 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 29,		February 28,
(In thousands)	2016		2015
East:
Sales of homes	$646,787		587,048
Costs of homes sold	493,395		437,304
Gross margins on home sales	153,392	23.7%	149,744	25.5%
Central:
Sales of homes	270,044		204,740
Costs of homes sold	218,294		164,827
Gross margins on home sales	51,750	19.2%	39,913	19.5%
West:
Sales of homes	546,429		382,660
Costs of homes sold	412,826		294,486
Gross margins on home sales	133,603	24.5%	88,174	23.0%
Houston:
Sales of homes	130,393		124,930
Costs of homes sold	103,868		96,927
Gross margins on home sales	26,525	20.3%	28,003	22.4%
Other:
Sales of homes	161,038		104,190
Costs of homes sold	127,362		85,252
Gross margins on home sales	33,676	20.9%	18,938	18.2%
Total gross margins on home sales	$398,946	22.7%	324,772	23.1%
Three Months Ended February 29, 2016 versus Three Months Ended February 28, 2015
Homebuilding East: Revenues from home sales increased for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment, except Maryland, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in the number of home deliveries in Maryland was due to a decrease in active communities over the last year and a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The increase in the average sales price of homes delivered was primarily because of product mix (selling at different price points) and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended February 29, 2016 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because of product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended February 29, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because of product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended February 29, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in land costs per home.
Homebuilding Houston: Revenues from home sales increased for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily due to an increase in the average sales price of homes delivered primarily due to product mix. We have been able to increase the sales prices in certain of our communities despite the volatility in the energy sector. Gross margin percentage on home sales for the three months ended February 29, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because of product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions and product mix. Gross margin percentage on home sales for the three months ended February 29, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2016	2015
Revenues	$123,956	124,827
Costs and expenses	109,025	109,300
Operating earnings	$14,931	15,527
Dollar value of mortgages originated	$1,664,000	1,628,000
Number of mortgages originated	6,100	6,200
Mortgage capture rate of Lennar homebuyers	82%	79%
Number of title and closing service transactions	22,400	22,700
Number of title policies issued	61,300	56,900
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

Rialto's operating earnings were as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Revenues	$43,711	41,197
Costs and expenses (1)	42,907	40,781
Rialto equity in earnings from unconsolidated entities	1,497	2,664
Rialto other expense, net	(691)	(272)
Operating earnings (2)	$1,610	2,808

(1)
Costs and expenses included loan impairments of $2.3 million and $1.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Operating earnings for the three months ended February 29, 2016 and February 28, 2015 included net loss attributable to noncontrolling interests of $0.3 million and $1.8 million, respectively.
The following is a detail of Rialto other expense, net:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Realized gains on REO sales, net	$3,746	3,130
Unrealized losses on transfer of loans receivable to REO and impairments, net	(153)	(2,556)
REO and other expenses	(14,835)	(13,242)
Rental and other income	10,551	12,396
Rialto other expense, net	$(691)	(272)
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the three months ended February 29, 2016, RMF originated loans with a total principal balance of $315.3 million of which $305.8 million were recorded as loans held-for-sale and $9.5 million as accrual loans within loans receivable, net, and sold $380.2 million of loans into two separate securitizations. During the three months ended February 28, 2015, RMF originated loans with a total principal balance of $565.5 million and sold $318.1 million of loans into two separate securitizations.
Loans Receivable
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the three months ended February 29, 2016 and February 28, 2015, the LLCs distributed $46.9 million and $73.5 million, respectively, of which $28.1 million and $44.1 million, respectively, was distributed to the FDIC and $18.8 million and $29.4 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At February 29, 2016, these consolidated LLCs had total combined assets and liabilities of $307.4 million and $11.7 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
Also, in 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both February 29, 2016 and November 30, 2015, the outstanding amount related to the 5-year unsecured note was $30.3 million.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$103 million (including $45 million by us)
Rialto Real Estate Fund III	2015	$697 million (including $100 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
At February 29, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $49.3 million and $25.6 million, respectively. These investments securities have discount rates ranging from 39% to 55% with coupon rates ranging from 3.0% to 4.0%, stated and assumed final distribution dates between November 2020 and February 2026, and stated maturity dates between November 2048 and January 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18.0 million in a private commercial real estate services company. The investment was carried at cost at both February 29, 2016 and November 30, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of February 29, 2016 and November 30, 2015, our balance sheet had $451.1 million and $415.4 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $257.7 million and $250.9 million, respectively. Our net investment in the Lennar Multifamily segment as of February 29, 2016 and November 30, 2015 was $389.8 million and $348.4 million, respectively.
Our Lennar Multifamily segment had equity investments in 30 and 29 unconsolidated entities (including the Lennar Multifamily Venture, "the Venture"), as of February 29, 2016 and November 30, 2015, respectively. As of February 29, 2016, our Lennar Multifamily segment had interests in 45 communities with development costs of $3.8 billion, of which six communities were completed and operating, five communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of February 29, 2016, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.9 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.
In 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. As of February 29, 2016, the Venture has approximately $1.4 billion of equity commitments, including a $504 million co-investment commitment by us, comprised of cash, undeveloped land and preacquisition costs.

(2) Financial Condition and Capital Resources
At February 29, 2016, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $720.5 million, compared to $1.2 billion at November 30, 2015 and $818.4 million at February 28, 2015.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.

Operating Cash Flow Activities
During the three months ended February 29, 2016 and February 28, 2015, cash used in operating activities totaled $215.9 million and $730.3 million, respectively. During the three months ended February 29, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in receivables and a decrease in loans held-for-sale of which $157.6 million related to Lennar Financial Services and $70.7 million related to RMF. For the three months ended February 29, 2016, distribution of earnings were (1) $0.2 million from Lennar Homebuilding unconsolidated entities, (2) $6.8 million from Rialto unconsolidated entities, and (3) $20.2 million from Lennar Multifamily unconsolidated entities.
During the February 28, 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $246.4 million in Rialto loans held-for-sale related to RMF and a decrease in accounts payable and other liabilities, partially offset by our net earnings and a decrease in receivables. For the three months ended February 28, 2015, distribution of earnings were (1) $26.0 million from Lennar Homebuilding unconsolidated entities and (2) $3.9 million from Rialto unconsolidated entities.
Investing Cash Flow Activities
During the three months ended February 29, 2016 and February 28, 2015, cash used in investing activities totaled $66.6 million and $67.2 million, respectively. During the three months ended February 29, 2016, our cash used in investing activities was primarily impacted by cash contributions of (1) $37.1 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $21.0 million contributed to Rialto's CMBS Funds, and (3) $45.8 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable. This was partially offset by the receipt of $20.3 million of proceeds from the sales of REO and distributions of capital of (1) $4.9 million from Lennar Homebuilding unconsolidated entities, (2) $57.5 million from Lennar Multifamily unconsolidated entities, of which $43.6 million was distributed by the Venture and (3) $6.9 million from Rialto unconsolidated entities comprised of $1.7 million distributed by Fund II, $4.8 million distributed by the Mezzanine Fund and $0.4 million distributed by the CMBS Funds.
During the three months ended February 28, 2015, cash used in investing activities was primarily impacted by cash contributions of (1) $14.9 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $11.2 million to Rialto unconsolidated entities comprised of $7.7 million contributed to Fund II, and $3.5 million contributed to the Mezzanine Fund, and (3) $9.3 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of Lennar Homebuilding investments available-for-sale. This was partially offset by the receipt of $28.1 million of proceeds from the sales of REO and by distributions of capital of (1) $4.3 million from Lennar Homebuilding unconsolidated entities, (2) $11.1 million from Lennar Multifamily unconsolidated entities, and (3) $2.8 million from Rialto unconsolidated entities.
Financing Cash Flow Activities
During the three months ended February 29, 2016 and February 28, 2015, our cash (used in) provided by financing activities totaled ($155.5) million and $334.1 million, respectively. During the three months ended February 29, 2016, our cash used in financing activities was primarily impacted by $395.2 million of repayments under our Lennar Financial Services and Rialto warehouse repurchase facilities, $162.9 million of exchanges and conversions of our 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”), $59.1 million of principal payments on other borrowings and $42.0 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of $500.0 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”).
During the three months ended February 28, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of an additional $250 million aggregate principal amount of 4.50% senior notes due 2019, $250 million of net borrowings under our Credit Facility and $42.0 million of net borrowings under Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by $71.7 million of net repayments under our Lennar Financial Services' warehouse repurchase facilities, $108 million of principal payments on other borrowings and $57.6 million of payments related to noncontrolling interests.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 29, 2016	November 30, 2015	February 28, 2015
Lennar Homebuilding debt	$5,333,981	5,025,130	5,104,618
Stockholders’ equity	5,820,114	5,648,944	4,952,334
Total capital	$11,154,095	10,674,074	10,056,952
Lennar Homebuilding debt to total capital	47.8%	47.1%	50.8%
Lennar Homebuilding debt	$5,333,981	5,025,130	5,104,618
Less: Lennar Homebuilding cash and cash equivalents	510,878	893,408	583,754
Net Lennar Homebuilding debt	$4,823,103	4,131,722	4,520,864
Net Lennar Homebuilding debt to total capital (1)	45.3%	42.2%	47.7%

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

At February 29, 2016, Lennar Homebuilding debt to total capital was lower compared to February 28, 2015, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to borrowings under our Credit Facility.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. On July 2, 2015, we, through our wholly-owned subsidiaries, entered into a Contribution Agreement, as amended on December 17, 2015, pursuant to which the entities that own the Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point (the “Shipyard Venture”) master planned mixed-used developments in California were to be combined under a single holding company, together with the existing FivePoint Communities management company. A portion of the assets in the Shipyard Venture will be retained by us and our Shipyard Venture partner. At February 29, 2016, we had no other agreements or understandings regarding any significant transactions that have not been previously disclosed.
Our Lennar Homebuilding average debt outstanding was $5.3 billion with an average rate for interest incurred of 5.0% for the three months ended February 29, 2016, compared to $5.0 billion with an average rate for interest incurred of 5.0% for the three months ended February 28, 2015. Interest incurred related to Lennar Homebuilding debt for the three months ended February 29, 2016 was $71.6 million, compared to $70.3 million in the same period last year.
At February 29, 2016, we had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility is in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of February 29, 2016, we had $500 million of outstanding borrowings under the Credit Facility. As of November 30, 2015, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at February 29, 2016. In addition, we had $320 million of letter of credit facilities with different financial institutions.
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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 29, 2016:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 29, 2016
Minimum net worth test	$2,673,499	4,671,392
Maximum leverage ratio	65.0%	49.3%
Liquidity test (1)	1.00	1.84

(1)
We are only required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended. Although we are in compliance with our debt covenants for both calculations, we have only disclosed our liquidity test.

The terms minimum net worth test, maximum leverage ratio, liquidity test and interest coverage ratio used in the Credit Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms.
Our performance letters of credit outstanding were $245.5 million and $236.5 million at February 29, 2016 and November 30, 2015, respectively. Our financial letters of credit outstanding were $222.0 million and $216.7 million at February 29, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2016, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $1.3 billion, which includes $223.4 million related to a pending litigation case.
During the three months ended February 29, 2016, we exchanged and converted approximately $163 million in aggregate principal amount of the 2.75% Convertible Senior Notes for approximately $163 million in cash and 3.6 million shares of Class A common stock, plus accrued and unpaid interest through the date of completion of the exchanges and conversions.
Subsequent to the first quarter of 2016, we issued $500 million aggregate principal amount of 4.750% senior notes due 2021 ("4.750% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were estimated to be $495.9 million. We will use the net proceeds from the sales of the 4.750% Senior Notes for general corporate purposes, including the repayment of the 6.50% senior notes due 2016. Interest on the 4.750% Senior Notes is due semi-annually beginning October 1, 2016. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
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

Our Lennar Financial Services segment warehouse facilities at February 29, 2016 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$400,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,150,000

(1)	In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be increased to $600 million in the second quarter of fiscal 2016.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $625.3 million and $858.3 million at February 29, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $673.1 million and $916.9 million, at February 29, 2016 and November 30, 2015, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At February 29, 2016, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$250,000
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1)	400,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1)	100,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,100,000

(1)	RMF uses these facilities to finance its loan origination and securitization activities.

(2)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $41.6 million and $36.3 million as of February 29, 2016 and November 30, 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $146.3 million and $317.1 million as of February 29, 2016 and November 30, 2015, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of February 29, 2016 and November 30, 2015, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $348.1 million and $347.9 million, respectively.
As of February 29, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to structured note offerings was $31.1 million and $31.3 million, respectively.
As of both February 29, 2016 and November 30, 2015, the outstanding amount related to the 5-year senior unsecured note was $30.3 million.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the three months ended February 29, 2016 and February 28, 2015, there were no share repurchases of common stock under the stock repurchase program. As of February 29, 2016, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
On February 11, 2016, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 28, 2015, as declared by our Board of Directors on January 13, 2016.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 29, 2016, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 3 had recourse debt, 7 had non-recourse debt and 26 had no debt), compared to 34 homebuilding and land unconsolidated entities at November 30, 2015. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2016	2015
Revenues	$99,726	442,957
Costs and expenses	97,200	298,879
Other income	—	2,943
Net earnings of unconsolidated entities	$2,526	147,021
Our share of net earnings (loss)	$(24)	39,496
Lennar Homebuilding equity in earnings from unconsolidated entities	$3,000	28,899
Our cumulative share of net earnings - deferred at February 29, 2016 and February 28, 2015, respectively	$39,525	24,600
Our investments in unconsolidated entities	$771,401	684,135
Equity of the unconsolidated entities	$2,754,084	2,339,251
Our investment % in the unconsolidated entities (1)	28%	29%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the three months ended February 29, 2016, net earnings of unconsolidated entities included sales of approximately 220 homesites by El Toro to third parties for $62.1 million that resulted in $20.7 million of gross profit. This transaction resulted primarily in the recognition of $6.0 million of Lennar Homebuilding equity in earnings. For the three months ended February 28, 2015, net earnings of unconsolidated entities included the sales of approximately 900 homesites by El Toro for $412.2 million that resulted in $145.5 million of gross profit, of which (1) approximately 300 homesites were sold to us for $126.4 million that resulted in $44.6 million of gross profit of which our portion was deferred, and (2) approximately 600 homesites were sold to third parties. These transactions resulted primarily in the recognition of $31.3 million of Lennar Homebuilding equity in earnings for the three months ended February 28, 2015.

Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$242,573	248,980
Inventories	3,126,810	3,059,054
Other assets	501,077	465,404
	$3,870,460	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$279,893	288,192
Debt	836,483	792,886
Equity	2,754,084	2,692,360
	$3,870,460	3,773,438
As of February 29, 2016 and November 30, 2015, our recorded investments in Lennar Homebuilding unconsolidated entities were $771.4 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 29, 2016 and November 30, 2015 was $873.3 million and $839.5 million, respectively. The basis difference is primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 29, 2016	November 30, 2015
Debt	$836,483	792,886
Equity	2,754,084	2,692,360
Total capital	$3,590,567	3,485,246
Debt to total capital of our unconsolidated entities	23.3%	22.7%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 29, 2016	November 30, 2015
Land development	$694,395	691,850
Homebuilding	77,006	49,701
Total investments	$771,401	741,551
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

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 29, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$50,098	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	148,781	146,760
Non-recourse debt without completion guarantees	303,080	260,734
Non-recourse debt to Lennar	825,954	781,905
Lennar's maximum recourse exposure	10,529	10,981
Total debt	$836,483	792,886
Lennar’s maximum recourse exposure as a % of total JV debt	1%	1%
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

(In thousands)	February 29, 2016	November 30, 2015
Assets	$134,817	139,389
Liabilities	$42,577	45,214
Equity	$92,240	94,175
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both February 29, 2016 and November 30, 2015, we did not have any maintenance guarantees or joint and several repayment guarantees related to our Lennar Homebuilding unconsolidated entities.
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
As of both February 29, 2016 and November 30, 2015, the fair values of the repayment and completion guarantees were not material. We believe that as of February 29, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 11 of the notes to our condensed consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both February 29, 2016 and November 30, 2015, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 29, 2016 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2016	2017	2018	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$10,529	911	9,618	—	—	—
Debt without recourse to Lennar	825,954	33,296	48,389	146,635	273,639	323,995
Total	$836,483	34,207	58,007	146,635	273,639	323,995

(1)	Represents land seller debt and other debt of which $320 million is due in December 2016.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 29, 2016:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$278,896	1,466,256	—	9,887	9,887	1,331,169	1%
Newhall Land Development	60,407	437,891	—	243	243	353,296	—
Heritage Hills Irvine	54,385	479,484	—	—	—	154,216	—
Runkle Canyon	50,086	146,689	—	44,375	44,375	100,172	31%
The Shipyard Communities (Hunters Point)	42,868	537,086	—	365,769	365,769	141,879	72%
Treasure Island Community Development	42,623	90,942	—	—	—	85,277	—
Ballpark Village	41,762	125,534	—	25,235	25,235	85,525	23%
LS Terracina	22,157	44,394	—	—	—	44,314	—
Krome Groves Land Trust	21,370	89,637	9,015	19,240	28,255	59,007	32%
Willow Springs Properties	18,993	34,164	—	—	—	32,253	—
10 largest JV investments	633,547	3,452,077	9,015	464,749	473,764	2,387,108	17%
Other JVs	137,854	418,383	1,514	37,210	38,724	366,976	10%
Total	$771,401	3,870,460	10,529	501,959	512,488	2,754,084	16%
Land seller debt and other debt (2)			—	323,995	323,995
Total JV debt			$10,529	825,954	836,483

(1)
The 10 largest joint ventures presented above represent approximately 90% of total JVs assets, debt and equity. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)	The Heritage Hills Irvine JV has a $320 million non-recourse note, which is included in land seller debt and other debt line item in the table.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 29, 2016	February 29, 2016	November 30, 2015
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$63,278	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	97,498	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	28,296	32,344
Rialto Capital CMBS Funds	2014	102,878	102,878	44,750	44,750	44,097	23,233
Rialto Real Estate Fund III	2015	697,173	—	100,000	—	72	—
Other investments						798	775
						$234,039	224,869
During the three months ended February 29, 2016 and February 28, 2015, Rialto's share of earnings from unconsolidated entities was $1.5 million and $2.7 million, respectively.
As manager of real estate funds, we are entitled to receive additional revenue through carried interest if the funds meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. Advance distributions received in the three months ended February 29, 2016 and February 28, 2015 were as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2016	2015
Rialto Real Estate Fund, LP	$4,553	3,444
Rialto Real Estate Fund II, LP	—	3,047
Rialto Mezzanine Partners Fund, LP	75	—
Rialto Capital CMBS Funds	317	—
	$4,945	6,491
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on February 29, 2016, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$161,890	48,833	113,057
Rialto Real Estate Fund II, LP (1)	32,726	9,383	23,343
	$194,616	58,216	136,400

(1)	Net of incentive participations of some employees (refer to paragraph below).
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity"). This Carried Interest Entity is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in the Carried Interest Entity may participate in distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$108,500	188,147
Loans receivable	450,787	473,997
Real estate owned	518,466	506,609
Investment securities	1,188,653	1,092,476
Investments in partnerships	422,493	429,979
Other assets	27,495	30,340
	$2,716,394	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$35,947	29,462
Notes payable	450,250	374,498
Equity	2,230,197	2,317,588
	$2,716,394	2,721,548
Statements of Operations

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2016	2015
Revenues	$44,296	41,738
Costs and expenses	20,899	23,005
Other income (expense), net (1)	(15,162)	5,874
Net earnings of unconsolidated entities	$8,235	24,607
Rialto equity in earnings from unconsolidated entities	$1,497	2,664
Rialto's investments in unconsolidated entities	$234,039	182,878
Equity of the unconsolidated entities	$2,230,197	1,847,364
Rialto's investment % in the unconsolidated entities	10%	10%

(1)	Other income (expense), net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At February 29, 2016 and November 30, 2015, Lennar Multifamily had equity investments in 30 and 29 unconsolidated entities, respectively, that are engaged in multifamily residential developments (of which 22 had non-recourse debt and 8 had no debt). We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. During the three months ended February 29, 2016, the Venture received an additional $300 million of equity commitments, increasing its total equity commitments to $1.4 billion, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture was seeded with 22 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 6,700 apartments with projected project costs of $2.2 billion as of February 29, 2016. As of February 29, 2016, $372.6 million of the $1.4 billion in equity commitments had been called, of which we contributed our portion of $133.7 million representing our pro-rata portion of the called equity. During the three months ended February 29, 2016, $97.2 million in equity commitments were called, none of which was called from us due to new investors coming into the Venture. During the three months ended February 29, 2016, we received distributions of $43.6 million as a return of capital from the Venture. As of February 29, 2016 and November 30, 2015, the carrying value of our investment in the Venture was $127.0 million and $122.5 million, respectively.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 29, 2016.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 29, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$43,252	39,579
Operating properties and equipment	1,563,679	1,398,244
Other assets	31,931	25,925
	$1,638,862	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$210,231	179,551
Notes payable	520,177	466,724
Equity	908,454	817,473
	$1,638,862	1,463,748

Statements of Operations and Selected Information

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2016	2015
Revenues	$8,314	2,094
Costs and expenses	11,672	2,994
Other income, net	40,122	—
Net earnings (loss) of unconsolidated entities	$36,764	(900)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$19,686	(178)
Lennar Multifamily's investments in unconsolidated entities	$257,719	123,978
Equity of the unconsolidated entities	$908,454	501,409
Lennar Multifamily's investment % in the unconsolidated entities (2)	28%	25%

(1)
For the three months ended February 29, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $20.4 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities.

(2)
Our share of profit and cash distributions from sales of operating properties could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at February 29, 2016 and February 28, 2015:

	Controlled Homesites
February 29, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	18,288	478	18,766	55,310	74,076
Central	5,279	1,135	6,414	20,620	27,034
West	2,633	4,829	7,462	37,502	44,964
Houston	1,446	—	1,446	12,026	13,472
Other	1,473	—	1,473	6,513	7,986
Total homesites	29,119	6,442	35,561	131,971	167,532

	Controlled Homesites
February 28, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	11,133	524	11,657	55,172	66,829
Central	4,871	1,135	6,006	20,320	26,326
West	3,418	4,956	8,374	38,423	46,797
Houston	1,819	—	1,819	12,109	13,928
Other	2,127	—	2,127	6,855	8,982
Total homesites	23,368	6,615	29,983	132,879	162,862
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
During the three months ended February 29, 2016, consolidated inventory not owned decreased by $38.6 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2016. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 29, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $77.7 million and $89.2 million at February 29, 2016 and November 30, 2015, respectively. Additionally, we had posted $72.2 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 29, 2016 and November 30, 2015, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, except for:

•
During the three months ended February 29, 2016, we exchanged and converted approximately $163 million in aggregate principal amount of the 2.75% convertible senior notes due 2020 (the "2.75% Convertible Senior Notes"). As of February 29, 2016, the carrying and principal amount of the 2.75% Convertible Senior Notes was $71.0 million, which is included in Lennar Homebuilding senior notes and other debts payable.

•
As of February 29, 2016, we had $500 million of outstanding borrowings under the Credit Facility. The maturity for $1.3 billion of the Credit Facility is in June 2019, with the remainder maturing in June 2018.

•	As of February 29, 2016, borrowings under RMF's and Lennar Financial Services' warehouse repurchase facilities were $187.8 million and $625.3 million, respectively.
The following summarizes our contractual obligations of our long-term debt and interest commitments as of February 29, 2016:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2016	December 1, 2016 through November 30, 2017	December 1, 2017 through November 30, 2019	December 1, 2019 through November 30, 2021	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,366,993	344,785	486,466	2,534,884	482,455	1,518,403
Lennar Financial Services - Notes and other debts payable	625,322	625,322	—	—	—	—
Rialto - Notes and other debts payable (2)	612,405	226,008	33,824	352,573	—	—
Interest commitments under interest bearing debt (3)	1,124,141	206,879	248,243	337,691	173,445	157,883

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table. The amounts presented in the table above exclude debt issuance costs.

(2)
Amount includes notes payable and other debts payable of $351.4 million related to Rialto's 7.00% Senior Notes, $30.3 million related to Rialto's 5-year senior unsecured note, $187.8 million related to the Rialto warehouse repurchase financing agreements and $31.1 million related to Rialto's structured note offerings with an estimated final payment date of August 15, 2017. These amounts exclude debt issuance costs.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of February 29, 2016.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 29, 2016, we had access to 35,561 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 29, 2016, we had $77.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $72.2 million of letters of credit in lieu of cash deposits under certain option contracts.
At February 29, 2016, we had letters of credit outstanding in the amount of $467.5 million (which included $72.2 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2016, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $1.3 billion, which includes $223.4 million related to a pending litigation case. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 29, 2016, there were approximately $468.8 million, or 36%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.3 billion at February 29, 2016. Loans in process for which interest rates were committed to the borrowers totaled approximately $695.8 million as of

February 29, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 29, 2016, we had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through May 2016 and open future contracts in the amount of $380 million with settlement dates through December 2022.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 29, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the three months ended February 29, 2016, we exchanged and converted approximately $163 million in aggregate principal amount of the 2.75% Convertible Senior Notes.
As of February 29, 2016, we had $500 million of outstanding borrowings under the Credit Facility. As of February 29, 2016, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $187.8 million and $625.3 million, respectively.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 29, 2016

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 29,
(Dollars in millions)	2016	2017	2018	2019	2020	2021	Thereafter	Total	2016
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$305.3	417.6	657.0	1,377.9	2.8	479.6	1,518.4	4,758.6	5,231.9
Average interest rate	5.9%	11.8%	5.6%	4.4%	3.7%	3.2%	4.8%	5.3%	—
Variable rate	$39.5	68.9	55.7	444.3	—	—	—	608.4	639.3
Average interest rate	3.5%	3.1%	2.4%	2.2%	—	—	—	2.4%	—
Rialto:
Notes and other debts payable:
Fixed rate	$38.2	3.5	1.2	351.4	—	—	—	394.3	420.0
Average interest rate	4.5%	1.9%	5.9%	7.0%	—	—	—	6.7%	—
Variable rate	$187.8	30.3	—	—	—	—	—	218.1	218.1
Average interest rate	2.5%	4.5%	—	—	—	—	—	2.8%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$625.3	—	—	—	—	—	—	625.3	625.3
Average interest rate	2.6%	—	—	—	—	—	—	2.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $106 million as of February 29, 2016. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, we will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 29, 2016:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2015	—	$—	—	6,218,968
January 1 to January 31, 2016	4,766	$43.88	—	6,218,968
February 1 to February 29, 2016	—	$—	—	6,218,968

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

Item 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, filed on April 5, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 5, 2016	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date: April 5, 2016	/s/ David M. Collins
David M. Collins
Controller