Form 10-Q
period 2016-05-31
LENNAR CORP /NEW/
filed 2016-07-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of May 31, 2016:
Class A 187,853,075
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2016 (1)	2015 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$601,192	893,408
Restricted cash	5,713	13,505
Receivables, net	45,000	74,538
Inventories:
Finished homes and construction in progress	4,269,767	3,957,167
Land and land under development	5,245,422	4,724,578
Consolidated inventory not owned	134,514	58,851
Total inventories	9,649,703	8,740,596
Investments in unconsolidated entities	785,883	741,551
Other assets	646,555	609,222
	11,734,046	11,072,820
Rialto	1,171,987	1,505,500
Lennar Financial Services	1,423,679	1,425,837
Lennar Multifamily	518,089	415,352
Total assets	$14,847,801	14,419,509

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

As of May 31, 2016, total assets include $645.1 million related to consolidated VIEs of which $8.2 million is included in Lennar Homebuilding cash and cash equivalents, $0.1 million in Lennar Homebuilding receivables, net, $6.2 million in Lennar Homebuilding finished homes and construction in progress, $158.8 million in Lennar Homebuilding land and land under development, $134.5 million in Lennar Homebuilding consolidated inventory not owned, $4.5 million in Lennar Homebuilding investments in unconsolidated entities, $21.4 million in Lennar Homebuilding other assets, $280.0 million in Rialto assets and $31.4 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2016 (2)	2015 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$451,517	475,909
Liabilities related to consolidated inventory not owned	115,814	51,431
Senior notes and other debts payable	5,316,235	5,025,130
Other liabilities	835,098	899,815
	6,718,664	6,452,285
Rialto	596,628	866,224
Lennar Financial Services	1,079,498	1,083,978
Lennar Multifamily	90,077	66,950
Total liabilities	8,484,867	8,469,437
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2016 and November 30, 2015 - 300,000,000 shares; Issued: May 31, 2016 - 188,740,334 shares and November 30, 2015 - 180,658,550 shares	18,874	18,066
Class B common stock of $0.10 par value; Authorized: May 31, 2016 and November 30, 2015 - 90,000,000 shares; Issued: May 31, 2016 - 32,982,815 shares and November 30, 2015 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,429,317	2,305,560
Retained earnings	3,775,094	3,429,736
Treasury stock, at cost; May 31, 2016 - 887,259 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2015 - 815,959 shares of Class A common stock and 1,679,620 shares of Class B common stock	(108,732)	(107,755)
Accumulated other comprehensive income	515	39
Total stockholders’ equity	6,118,366	5,648,944
Noncontrolling interests	244,568	301,128
Total equity	6,362,934	5,950,072
Total liabilities and equity	$14,847,801	14,419,509

(2)
As of May 31, 2016, total liabilities include $146.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $1.7 million is included in Lennar Homebuilding accounts payable, $115.8 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.8 million in Lennar Homebuilding other liabilities, $11.3 million in Rialto liabilities and $15.9 million in Lennar Multifamily liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues:
Lennar Homebuilding	$2,450,885	2,115,812	4,237,366	3,557,470
Lennar Financial Services	175,940	169,885	299,896	294,712
Rialto	44,838	67,931	88,549	109,128
Lennar Multifamily	74,152	38,976	113,668	75,433
Total revenues	2,745,815	2,392,604	4,739,479	4,036,743
Costs and expenses:
Lennar Homebuilding	2,112,288	1,825,482	3,680,493	3,090,657
Lennar Financial Services	131,852	130,832	240,877	240,132
Rialto	50,203	67,506	93,110	108,287
Lennar Multifamily	73,217	47,260	120,237	89,221
Corporate general and administrative	55,802	50,207	103,470	93,861
Total costs and expenses	2,423,362	2,121,287	4,238,187	3,622,158
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(9,633)	6,494	(6,633)	35,393
Lennar Homebuilding other income (expense), net	14,925	(217)	15,444	6,116
Other interest expense	(1,193)	(3,818)	(2,350)	(7,889)
Rialto equity in earnings from unconsolidated entities	6,864	7,328	8,361	9,992
Rialto other expense, net	(19,585)	(872)	(20,276)	(1,144)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,008	(422)	33,694	(600)
Earnings before income taxes	327,839	279,810	529,532	456,453
Provision for income taxes	(103,801)	(95,226)	(160,042)	(154,952)
Net earnings (including net earnings attributable to noncontrolling interests)	224,038	184,584	369,490	301,501
Less: Net earnings attributable to noncontrolling interests	5,569	1,568	6,941	3,522
Net earnings attributable to Lennar	$218,469	183,016	362,549	297,979
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	919	(94)	482	106
Reclassification adjustments for gains included in earnings, net of tax	(6)	(23)	(6)	(23)
Other comprehensive income attributable to Lennar	$219,382	182,899	363,025	298,062
Other comprehensive income attributable to noncontrolling interests	$5,569	1,568	6,941	3,522
Basic earnings per share	$1.01	0.89	1.69	1.45
Diluted earnings per share	$0.95	0.79	1.58	1.30
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$369,490	301,501
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	22,752	18,906
Amortization of discount/premium and accretion on debt, net	8,054	9,628
Equity in earnings from unconsolidated entities	(35,422)	(44,785)
Distributions of earnings from unconsolidated entities	43,740	34,734
Share-based compensation expense	22,266	20,650
Excess tax benefits from share-based awards	(7,039)	(113)
Deferred income tax expense	45,538	2,409
Loss (gain) on retirement of debt and notes payable	415	(83)
Gain on sale of operating property and equipment	—	(5,945)
Unrealized and realized gains on real estate owned	(12,838)	(8,691)
Impairments of loans receivable and real estate owned	15,871	8,594
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	2,699	10,695
Changes in assets and liabilities:
Decrease in restricted cash	14,764	23,135
Decrease in receivables	236,084	15,291
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(868,779)	(1,118,791)
Increase in other assets	(28,014)	(30,068)
Decrease (increase) in loans held-for-sale	93,690	(260,603)
(Decrease) increase in accounts payable and other liabilities	(98,653)	29,003
Net cash used in operating activities	(175,382)	(994,533)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	—	101
Net additions of operating properties and equipment	(39,216)	(50,729)
Proceeds from the sale of operating properties and equipment	—	73,732
Investments in and contributions to unconsolidated entities	(210,225)	(66,643)
Distributions of capital from unconsolidated entities	103,009	35,141
Proceeds from sales of real estate owned	43,412	55,812
Improvements to real estate owned	(1,717)	(4,723)
Receipts of principal payments on loans receivable and other	5,484	13,335
Originations of loans receivable	(16,864)	(2,750)
Purchase of investment carried at cost	—	(18,000)
Purchases of commercial mortgage-backed securities bonds	(33,005)	—
Acquisition, net of cash acquired	(600)	—
Purchases of Lennar Homebuilding investments available-for-sale	—	(28,093)
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	1,060	(2,480)
Purchases of Lennar Financial Services investment securities	(11,646)	(28,365)
Proceeds from maturities/sales of Lennar Financial Services investments securities	10,681	16,326
Net cash used in investing activities	$(149,627)	(7,336)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2016	2015
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$375,000	450,000
Net (repayments) borrowings under warehouse facilities	(230,206)	189,632
Proceeds from senior notes	499,024	750,625
Debt issuance costs	(3,796)	(6,510)
Redemption of senior notes	(250,000)	(500,000)
Conversions and exchanges on convertible senior notes	(233,893)	—
Principal payments on Rialto notes payable including structured notes	(2,999)	(20,940)
Proceeds from other borrowings	15,657	69,741
Principal payments on other borrowings	(103,189)	(206,901)
Receipts related to noncontrolling interests	167	1,367
Payments related to noncontrolling interests	(73,195)	(78,937)
Excess tax benefits from share-based awards	7,039	113
Common stock:
Issuances	594	9,412
Repurchases	(971)	(972)
Dividends	(17,191)	(16,418)
Net cash (used in) provided by financing activities	(17,959)	640,212
Net decrease in cash and cash equivalents	(342,968)	(361,657)
Cash and cash equivalents at beginning of period	1,158,445	1,281,814
Cash and cash equivalents at end of period	$815,477	920,157
Summary of cash and cash equivalents:
Lennar Homebuilding	$601,192	638,992
Rialto	103,622	176,378
Lennar Financial Services	105,596	103,093
Lennar Multifamily	5,067	1,694
	$815,477	920,157
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash distributions from unconsolidated entities	$16,331	—
Conversion of convertible senior notes to equity	$67,535	—
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	28,093
Non-cash sale of operating properties and equipment	$—	(59,397)
Purchases of inventories and other assets financed by sellers	$53,287	29,977
Non-cash contributions to unconsolidated entities	$25,420	26,594
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$7,703	13,326
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$111,347	—
Operating properties and equipment and other assets	$—	(17,421)
Investments in unconsolidated entities	$(2,445)	2,948
Liabilities related to consolidated inventory not owned	$(96,424)	—
Other liabilities	$—	1,220
Noncontrolling interests	$(12,478)	13,253

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications/Revisions
As a result of the Company's change in reportable segments in the first quarter of 2016, the Company restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2016 presentation (See Note 2). These reclassifications had no impact on the Company's condensed consolidated financial statements.

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

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Homebuilding East	$3,614,986	3,140,604
Homebuilding Central	1,529,601	1,421,195
Homebuilding West	4,445,575	4,157,616
Homebuilding Houston	525,167	481,386
Homebuilding Other	841,342	858,000
Rialto	1,171,987	1,505,500
Lennar Financial Services	1,423,679	1,425,837
Lennar Multifamily	518,089	415,352
Corporate and unallocated	777,375	1,014,019
Total assets	$14,847,801	14,419,509

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Revenues:
Homebuilding East	$954,298	838,235	1,613,352	1,448,918
Homebuilding Central	419,311	302,509	694,530	513,017
Homebuilding West	718,059	627,361	1,269,398	1,010,134
Homebuilding Houston	189,676	189,647	328,297	320,904
Homebuilding Other	169,541	158,060	331,789	264,497
Lennar Financial Services	175,940	169,885	299,896	294,712
Rialto	44,838	67,931	88,549	109,128
Lennar Multifamily	74,152	38,976	113,668	75,433
Total revenues (1)	$2,745,815	2,392,604	4,739,479	4,036,743
Operating earnings (loss):
Homebuilding East	$142,938	131,566	227,644	218,099
Homebuilding Central	45,679	30,715	66,002	45,767
Homebuilding West	113,807	102,332	202,641	184,825
Homebuilding Houston	23,083	22,738	35,955	39,753
Homebuilding Other	17,189	5,438	31,092	11,989
Lennar Financial Services	44,088	39,053	59,019	54,580
Rialto	(18,086)	6,881	(16,476)	9,689
Lennar Multifamily	14,943	(8,706)	27,125	(14,388)
Total operating earnings	383,641	330,017	633,002	550,314
Corporate general and administrative expenses	55,802	50,207	103,470	93,861
Earnings before income taxes	$327,839	279,810	529,532	456,453

(1)
Total revenues were net of sales incentives of $146.1 million ($21,800 per home delivered) and $249.8 million ($21,700 per home delivered) for the three and six months ended May 31, 2016, respectively, compared to $128.8 million ($21,500 per home delivered) and $222.5 million ($21,600 per home delivered) for the three and six months ended May 31, 2015, respectively.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Revenues	$208,636	180,790	308,362	623,747
Costs and expenses	201,370	154,139	298,570	453,018
Other income	—	—	—	2,943
Net earnings of unconsolidated entities	$7,266	26,651	9,792	173,672
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(9,633)	6,494	(6,633)	35,393

For both the three and six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of costs associated with the FivePoint combination. This was partially offset by $6.7 million and $12.7 million, respectively, of equity in earnings from one of the Company's unconsolidated entities for the three and six months ended May 31, 2016 primarily due to sales of 253 homesites and 471 homesites, respectively, to third parties for $52.1 million and $114.1 million, respectively, that resulted in gross profits of $18.3 million and $39.0 million, respectively. For both the three and six months ended May 31, 2016, 312 homesites were sold to Lennar by one of the Company's unconsolidated entities for $92.0 million that resulted in $29.7 million, of gross profit, of which the Company's portion was deferred.
For the three months ended May 31, 2015, Lennar Homebuilding equity in earnings included $11.6 million of equity in earnings from one of the Company's unconsolidated entities primarily due to sales of approximately 60 homesites and a commercial property to third parties for $121.3 million that resulted in $37.6 million of gross profit.
For the six months ended May 31, 2015, Lennar Homebuilding equity in earnings included $43.0 million of equity in earnings from one of the Company's unconsolidated entities primarily due to (1) sales of approximately 660 homesites to third parties for $407.2 million that resulted in $138.4 million of gross profit and (2) sales of 300 homesites to Lennar for $126.4 million that resulted in $44.6 million of gross profit, of which the Company's portion was deferred.
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$373,846	248,980
Inventories	3,081,630	3,059,054
Other assets	921,025	465,404
	$4,376,501	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$283,492	288,192
Debt	857,594	792,886
Equity	3,235,415	2,692,360
	$4,376,501	3,773,438
On May 2, 2016 (the “Closing Date”), the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a newly formed FivePoint entity. The fair values of the assets contributed to the newly formed FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and will be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by Lennar and its venture partner in a new unconsolidated entity. The transactions did not have a material impact to the Company’s financial position or cash flows. The Company recorded its share of combination costs in equity in loss from unconsolidated entities on the condensed consolidated statement of operations for the three and six months ended May 31, 2016.

As of May 31, 2016 and November 30, 2015, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $785.9 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2016 and November 30, 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the newly formed FivePoint entity, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$49,606	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	141,811	146,760
Non-recourse debt without completion guarantees	301,331	260,734
Non-recourse debt to the Company	816,743	781,905
The Company’s maximum recourse exposure (1)	40,851	10,981
Total debt	$857,594	792,886
The Company’s maximum recourse exposure as a % of total JV debt	5%	1%

(1)	The increase in the Company's maximum recourse exposure was primarily related to the Company providing a repayment guarantee on an unconsolidated entity's debt.
In most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both May 31, 2016 and November 30, 2015, the Company did not have any maintenance guarantees or joint and several repayment guarantees related to its Lennar Homebuilding unconsolidated entities.
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
As of both May 31, 2016 and November 30, 2015, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2016, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2016 and 2015:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	369,490	—	—	—	—	—	362,549	6,941
Employee stock and directors plans	472	4	—	1,445	(977)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	67,355	804	—	66,551	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	33,495	—	—	33,495	—	—	—	—
Amortization of restricted stock	22,266	—	—	22,266	—	—	—	—
Cash dividends	(17,191)	—	—	—	—	—	(17,191)	—
Receipts related to noncontrolling interests	167	—	—	—	—	—	—	167
Payments related to noncontrolling interests	(73,195)	—	—	—	—	—	—	(73,195)
Non-cash distributions to noncontrolling interests	(5,033)	—	—	—	—	—	—	(5,033)
Non-cash consolidations, net	12,478	—	—	—	—	—	—	12,478
Non-cash activity related to noncontrolling interests	2,082	—	—	—	—	—	—	2,082
Other comprehensive income, net of tax	476	—	—	—	—	476	—	—
Balance at May 31, 2016	$6,362,934	18,874	3,298	2,429,317	(108,732)	515	3,775,094	244,568

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,574	(93,440)	130	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	301,501	—	—	—	—	—	297,979	3,522
Employee stock and directors plans	9,350	5	—	1,440	7,905	—	—	—
Tax benefit from employee stock plans and vesting of restricted stock	113	—	—	113	—	—	—	—
Amortization of restricted stock	20,611	—	—	20,611	—	—	—	—
Cash dividends	(16,418)	—	—	—	—	—	(16,418)	—
Receipts related to noncontrolling interests	1,367	—	—	—	—	—	—	1,367
Payments related to noncontrolling interests	(78,937)	—	—	—	—	—	—	(78,937)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	—	(13,253)
Other comprehensive income, net of tax	83	—	—	—	—	83	—	—
Balance at May 31, 2015	$5,475,719	17,429	3,298	2,261,738	(85,535)	213	2,941,595	336,981

The Company has a stock repurchase program, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During both the three and six months ended May 31, 2016 and 2015, there were no share repurchases of common stock under the stock repurchase program. As of May 31, 2016, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.

(5)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$(103,801)	(95,226)	(160,042)	(154,952)
Effective tax rate (1)	32.21%	34.22%	30.62%	34.21%

(1)
For the three months ended May 31, 2016, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. For the six months ended May 31, 2016, the effective tax rate included tax benefits for (1) a settlement with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense. For both the three and six months ended May 31, 2015, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

As of May 31, 2016 and November 30, 2015, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $321.3 million and $340.7 million, respectively.
At both May 31, 2016 and November 30, 2015, the Company had $12.3 million of gross unrecognized tax benefits.
At May 31, 2016, the Company had $44.4 million accrued for interest and penalties, of which $1.6 million was accrued during the six months ended May 31, 2016. In addition, during the six months ended May 31, 2016, the Company's accrual for interest and penalties was reduced by $22.3 million due primarily to a settlement with the IRS. At November 30, 2015, the Company had $65.1 million accrued for interest and penalties.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net earnings attributable to Lennar	$218,469	183,016	362,549	297,979
Less: distributed earnings allocated to nonvested shares	86	89	175	180
Less: undistributed earnings allocated to nonvested shares	2,119	1,916	3,552	3,105
Numerator for basic earnings per share	216,264	181,011	358,822	294,694
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	396	—	598	—
Plus: interest on 3.25% convertible senior notes due 2021	1,889	1,982	3,872	3,964
Plus: undistributed earnings allocated to convertible shares	2,119	1,916	3,552	3,105
Less: undistributed earnings reallocated to convertible shares	1,987	1,705	3,321	2,774
Numerator for diluted earnings per share	$217,889	183,204	362,327	298,989
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	213,601	202,991	211,947	202,961
Effect of dilutive securities:
Share-based payments	4	9	4	10
Convertible senior notes	16,312	28,041	17,466	27,708
Denominator for diluted earnings per share - weighted average common shares outstanding	229,917	231,041	229,417	230,679
Basic earnings per share	$1.01	0.89	1.69	1.45
Diluted earnings per share	$0.95	0.79	1.58	1.30

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 8) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For both the three and six months ended May 31, 2016 and 2015, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$105,596	106,777
Restricted cash	13,625	13,961
Receivables, net (1)	217,692	242,808
Loans held-for-sale (2)	862,289	843,252
Loans held-for-investment, net	30,671	30,998
Investments held-to-maturity	35,307	40,174
Investments available-for-sale (3)	49,083	42,827
Goodwill	39,439	38,854
Other (4)	69,977	66,186
	$1,423,679	1,425,837
Liabilities:
Notes and other debts payable	$854,055	858,300
Other (5)	225,443	225,678
	$1,079,498	1,083,978

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2016 and November 30, 2015, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income.

(4)
As of May 31, 2016 and November 30, 2015, other assets included mortgage loan commitments carried at fair value of $18.9 million and $13.1 million, respectively, and mortgage servicing rights carried at fair value of $18.2 million and $16.8 million, respectively. In addition, other assets also included forward contracts carried at fair value of $0.5 million as of November 30, 2015.

(5)
As of May 31, 2016 and November 30, 2015, other liabilities included $58.2 million and $65.0 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $1.6 million as of May 31, 2016.

At May 31, 2016, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$600,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,350,000

(1)	Subsequent to May 31, 2016, the warehouse repurchase facility maturity date was extended to June 2017.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $854.1 million and $858.3 million at May 31, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $901.9 million and $916.9 million at May 31, 2016 and November 30, 2015, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Loan origination liabilities, beginning of period	$20,108	12,476	19,492	11,818
Provision for losses	1,110	1,225	1,898	2,027
Payments/settlements	(224)	(41)	(396)	(185)
Loan origination liabilities, end of period	$20,994	13,660	20,994	13,660

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$103,622	150,219
Restricted cash (1)	8,579	15,061
Receivables, net (2)	—	154,948
Loans held-for-sale (3)	199,415	316,275
Loans receivable, net	163,805	164,826
Real estate owned - held-for-sale	180,547	183,052
Real estate owned - held-and-used, net	125,406	153,717
Investments in unconsolidated entities	238,740	224,869
Investments held-to-maturity	60,076	25,625
Other	91,797	116,908
	$1,171,987	1,505,500
Liabilities:
Notes and other debts payable	$543,310	771,728
Other	53,318	94,496
	$596,628	866,224

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
Rialto costs and expenses included loan impairments of $4.4 million and $6.7 million for the three and six months ended May 31, 2016, respectively, and $1.6 million and $2.8 million for the three and six months ended May 31, 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). In addition, Rialto operating loss included a net loss attributable to noncontrolling interests of $4.3 million and $4.6 million for the three and six months ended May 31, 2016, respectively, and $0.7 million and $2.5 million for the three and six months ended May 31, 2015, respectively.

The following is a detail of Rialto other expense, net:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Realized gains on REO sales, net	$5,492	4,544	9,238	7,674
Unrealized losses on transfer of loans receivable to REO and impairments, net	(5,396)	(2,212)	(5,549)	(4,768)
REO and other expenses	(12,123)	(15,167)	(26,958)	(28,409)
Rental and other income (loss) (1)	(7,558)	11,963	2,993	24,359
Rialto other expense, net	$(19,585)	(872)	(20,276)	(1,144)

(1)
Rental and other income (loss) for both the three and six months ended May 31, 2016, included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio. The hospital is managed by a third-party management company.

Loans Receivable
The following table represents loans receivable, net by type:

(In thousands)	May 31, 2016	November 30, 2015
Nonaccrual loans: FDIC and Bank Portfolios	$68,813	88,694
Accrual loans	94,992	76,132
Loans receivable, net	$163,805	164,826
The nonaccrual loan portfolios consist primarily of loans acquired at a discount. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC (“FDIC Portfolios”). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2016, these consolidated LLCs had total combined assets and liabilities of $280.0 million and $11.3 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
In addition in 2010, Rialto acquired 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions.
Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of May 31, 2016 and November 30, 2015, management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated and accounted for these assets in accordance with ASC 310-10, Receivables.
Accrual loans as of May 31, 2016 included loans originated of which $18.1 million relates to a convertible land loan that matures in July 2016 and $76.9 million relates to floating and fixed rate commercial property loans maturing between October 2017 and October 2025.

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
May 31, 2016

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$100,848	47,375	132	47,507
Single family homes	24,090	4,630	3,940	8,570
Commercial properties	11,440	1,009	1,072	2,081
Other	59,749	272	10,383	10,655
Loans receivable	$196,127	53,286	15,527	68,813
November 30, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$145,417	59,740	1,165	60,905
Single family homes	39,659	8,344	3,459	11,803
Commercial properties	13,458	1,368	1,085	2,453
Other	78,279	—	13,533	13,533
Loans receivable	$276,813	69,452	19,242	88,694

The average recorded investment in impaired loans was approximately $79 million and $115 million for the six months ended May 31, 2016 and 2015, respectively.
In order to assess the risk associated with each risk category, management evaluates the forecasted cash flows and the value of the underlying collateral securing the loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.
Allowance for Loan Losses
The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against Rialto’s operating earnings. For nonaccrual loans, the risk relates to a decline in the value of the collateral securing the outstanding obligation. If the recorded investment in the nonaccrual loan exceeds its fair value, an impairment is recognized through an allowance for loan losses. The activity in the Company's allowance rollforward related to nonaccrual loans was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Allowance on nonaccrual loans, beginning of the period	$30,393	51,109	35,625	58,326
Provision for loan losses	4,382	1,585	6,721	2,809
Charge-offs	(5,589)	(12,101)	(13,160)	(20,542)
Allowance on nonaccrual loans, end of the period	$29,186	40,593	29,186	40,593

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

The following tables represent the activity in REO:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
REO - held-for-sale, beginning of period	$177,221	185,511	183,052	190,535
Improvements	708	1,591	1,595	3,295
Sales	(17,441)	(23,213)	(33,951)	(48,138)
Impairments and unrealized losses	(4,799)	(2,954)	(8,347)	(4,372)
Transfers from held-and-used, net (1)	24,858	34,451	38,198	54,066
REO - held-for-sale, end of period	$180,547	195,386	180,547	195,386

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
REO - held-and-used, net, beginning of period	$148,900	242,569	153,717	255,795
Additions	2,636	5,431	11,303	14,343
Improvements	(185)	785	122	1,428
Impairments	(714)	—	(803)	(1,413)
Depreciation	(373)	(586)	(735)	(1,375)
Transfers to held-for-sale (1)	(24,858)	(34,451)	(38,198)	(54,066)
Other	—	—	—	(964)
REO - held-and-used, net, end of period	$125,406	213,748	125,406	213,748

(1)
During the three and six months ended May 31, 2016 and 2015, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and six months ended May 31, 2016, the Company recorded net (losses) gains of ($0.7) million and $2.1 million, respectively, from acquisitions of REO through foreclosure. For both the three and six months ended May 31, 2015, the Company recorded net gains of $0.2 million from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto other expense, net.
Rialto Mortgage Finance - loans held-for-sale
During the six months ended May 31, 2016, RMF originated loans with a total principal balance of $670.3 million of which $654.0 million were recorded as loans held-for-sale and $16.3 million were recorded as accrual loans within loans receivable, net, and sold $766.4 million of loans into five separate securitizations. During the six months ended May 31, 2015, RMF originated loans with a total principal balance of $1.2 billion and sold $1.0 billion of loans into five separate securitizations. As of November 30, 2015, $151.8 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
Notes and Other Debts Payable
In November 2013, the Rialto segment originally issued $250 million aggregate principal amount of the 7.00% senior notes due 2018 ("7.00% Senior Notes"), at a price of 100% in a private placement. In March 2014, the Rialto segment issued an additional $100 million of the 7.00% Senior Notes, at a price of 102.25% of their face value in a private placement. Proceeds from the offerings, after payment of expenses, were approximately $347 million. Rialto used the net proceeds of the 7.00% Senior Notes to provide additional working capital for RMF, and to make investments in the funds that Rialto manages, as well as for general corporate purposes. In addition, Rialto used $100 million of the net proceeds to repay sums that had been advanced to RMF from Lennar to enable it to begin originating and securitizing commercial mortgage loans. Interest on the 7.00% Senior Notes is due semi-annually. At May 31, 2016 and November 30, 2015, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $348.3 million and $347.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at May 31, 2016.

At May 31, 2016, Rialto warehouse facilities were as follows:

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

(2)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $53.8 million and $36.3 million as of May 31, 2016 and November 30, 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $57.3 million and $317.1 million as of May 31, 2016 and November 30, 2015, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In 2010, Rialto paid $310 million for the Bank Portfolios and for over 300 REO properties, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both May 31, 2016 and November 30, 2015, the outstanding amount related to the 5-year senior unsecured note was $30.3 million.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is August 15, 2017. As of May 31, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to the Structured Notes was $29.0 million and $31.3 million, respectively.
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

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2016	May 31, 2016	November 30, 2015
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$63,182	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	97,417	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	28,206	32,344
Rialto Capital CMBS Funds	2014	111,753	111,753	47,057	47,057	46,712	23,233
Rialto Real Estate Fund III	2015	818,248	—	100,000	—	1,685	—
Rialto Credit Partnership, LP	2016	220,000	8,900	19,999	809	797	—
Other investments						741	775
						$238,740	224,869

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Rialto Real Estate Fund, LP	$931	3,044	2,270	3,790
Rialto Real Estate Fund II, LP	2,470	2,286	1,748	3,179
Rialto Mezzanine Partners Fund, LP	701	451	1,425	926
Rialto Capital CMBS Funds	1,208	1,533	1,580	2,077
Rialto Real Estate Fund III	1,622	—	1,383	—
Rialto Credit Partnership, LP	(12)	—	(12)	—
Other investments	(56)	14	(33)	20
Rialto equity in earnings from unconsolidated entities	$6,864	7,328	8,361	9,992

During the three and six months ended May 31, 2016, Rialto received $2.5 million and $7.4 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. During the three and six months ended May 31, 2015, Rialto received $4.8 million and $11.3 million of such advanced distributions. These advance distributions are not subject to clawbacks and are included in Rialto's revenues.
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in the Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$122,120	188,147
Loans receivable	388,105	473,997
Real estate owned	597,915	506,609
Investment securities	1,231,257	1,092,476
Investments in partnerships	421,272	429,979
Other assets	42,889	30,340
	$2,803,558	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$24,702	29,462
Notes payable	524,416	374,498
Equity	2,254,440	2,317,588
	$2,803,558	2,721,548

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Revenues	$51,240	39,320	95,536	81,058
Costs and expenses	20,704	25,082	41,603	48,087
Other income, net (1)	26,710	55,477	11,548	61,351
Net earnings of unconsolidated entities	$57,246	69,715	65,481	94,322
Rialto equity in earnings from unconsolidated entities	$6,864	7,328	8,361	9,992

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
At May 31, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $60.1 million and $25.6 million, respectively. These securities have discount rates ranging from 39% to 55% with coupon rates ranging from 2.2% to 4.0%, stated and assumed final distribution dates between November 2020 and February 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and six months ended May 31, 2016 or 2015. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at both May 31, 2016 and November 30, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$5,067	8,041
Land under development	142,921	115,982
Consolidated inventory not owned	24,008	5,508
Investments in unconsolidated entities	304,171	250,876
Other assets	41,922	34,945
	$518,089	415,352
Liabilities:
Accounts payable and other liabilities	$74,220	62,943
Liabilities related to consolidated inventory not owned	15,857	4,007
	$90,077	66,950

The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2016 and November 30, 2015, the fair value of the completion guarantees was immaterial. Additionally, as of May 31, 2016 and November 30, 2015, the Lennar Multifamily segment had $39.5 million and $37.9 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 11 related to the Company's performance and financial letters of credit. As of May 31, 2016 and November 30, 2015, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $578.7 million and $466.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and six months ended May 31, 2016, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $9.3 million and $17.4 million, respectively. During the three and six months ended May 31, 2015, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $3.9 million and $8.4 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and six months ended May 31, 2016, the Lennar Multifamily segment provided general contractor services totaling $53.5 million and $84.9 million, respectively, which were partially offset by costs related to those services of $51.7 million and $82.3 million, respectively. During the three and six months ended May 31, 2015, the Lennar Multifamily segment provided general contractor services totaling $35.1 million and $67.0 million, respectively, which were partially offset by costs related to those services of $33.7 million and $65.1 million, respectively.
In 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the six months ended May 31, 2016, the Venture received an additional $300 million of equity commitments, increasing its total equity commitments to $1.4 billion, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of May 31, 2016, $500.0 million of the $1.4 billion in equity commitments had been called, of which the Company has contributed $179.5 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment of $324.5 million. During the six months ended May 31, 2016, $224.6 million in equity commitments was called, of which the Company contributed its portion of $90.1 million. During the six months ended

May 31, 2016, the Company received distributions of $43.6 million as a return of capital from the Venture. As of May 31, 2016 and November 30, 2015, the carrying value of the Company's investment in the Venture was $172.5 million and $122.5 million, respectively. Subsequent to May 31, 2016, the Venture received an additional $550 million of equity commitments, increasing its total equity commitments to approximately $2 billion.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$58,962	39,579
Operating properties and equipment	1,748,003	1,398,244
Other assets	41,778	25,925
	$1,848,743	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$241,079	179,551
Notes payable	578,662	466,724
Equity	1,029,002	817,473
	$1,848,743	1,463,748

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Revenues	$9,649	3,075	17,963	5,169
Costs and expenses	14,058	5,081	25,730	8,075
Other income, net	30,272	—	70,394	—
Net earnings (loss) of unconsolidated entities	$25,863	(2,006)	62,627	(2,906)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$14,008	(422)	33,694	(600)

(1)
For the three months ended May 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $15.4 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities. For the six months ended May 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $35.8 million share of gains as a result of the sale of two operating properties by its unconsolidated entities.

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2016 and November 30, 2015 included $358.6 million and $414.9 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2016	November 30, 2015
Unsecured revolving credit facility	$375,000	—
12.25% senior notes due 2017	397,223	396,252
4.75% senior notes due 2017	398,108	397,736
6.95% senior notes due 2018	248,050	247,632
4.125% senior notes due 2018	273,603	273,319
4.500% senior notes due 2019	497,606	497,210
4.50% senior notes due 2019	597,048	596,622
3.25% convertible senior notes due 2021	331,698	398,194
4.750% senior notes due 2021	496,156	—
4.750% senior notes due 2022	567,864	567,325
4.875% senior notes due 2023	393,739	393,545
4.750% senior notes due 2025	496,004	495,784
2.75% convertible senior notes due 2020	—	233,225
6.50% senior notes due 2016	—	249,905
Mortgage notes on land and other debt	244,136	278,381
	$5,316,235	5,025,130

The carrying amounts of the senior notes listed above are net of debt issuance costs of $26.1 million and $26.4 million, as of May 31, 2016 and November 30, 2015, respectively.
At May 31, 2016, the Company had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility was in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at May 31, 2016. In addition, the Company had $320 million letter of credit facilities with different financial institutions.
Subsequent to May 31, 2016, the Company amended the credit agreement governing its Credit Facility to increase the maximum borrowings from $1.6 billion to $1.8 billion, including a $318 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility was extended from June 2019 to June 2020 with the remaining $160 million maturing in June 2018.
The Company’s performance letters of credit outstanding were $270.8 million and $236.5 million, respectively, at May 31, 2016 and November 30, 2015. The Company’s financial letters of credit outstanding were $216.6 million and $216.7 million, at May 31, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2016, the Company had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2016, there were approximately $468.4 million, or 36%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In March 2016, the Company issued $500 million aggregate principal amount of 4.750% senior notes due 2021 (the “4.750% Senior Notes”) at a price of 100%. Proceeds from the offering, after payment of expenses, were $496.0 million. The Company used the net proceeds from the sales of the 4.750% Senior Notes to retire its 6.50% senior notes due April 2016 for 100% of the outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-

annually beginning October 1, 2016. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 shares of Class A common stock if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. During the six months ended May 31, 2016, holders converted approximately $68 million in aggregate principal amount of the 3.25% Convertible Senior Notes for 2.9 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums. At May 31, 2016 and November 30, 2015, the principal amount of the 3.25% Convertible Senior Notes was $332.5 million and $400.0 million, respectively. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Subsequent to May 31, 2016, holders converted approximately $137 million aggregate principal amount of the 3.25% Convertible Senior Notes for 5.8 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums.
During the six months ended May 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) were converted and exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges. The 2.75% Convertible Senior Notes were convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, the Company settled the face value of the 2.75% Convertible Senior Notes in cash. Holders converted the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. For the three and six months ended May 31, 2016, the calculation for diluted earnings per share included 0.1 million shares and 0.8 million shares, respectively, related to the dilutive effect of the 2.75% Convertible Senior Notes prior to the conversions. For the three and six months ended May 31, 2015, the calculation for diluted earnings per share included 11.0 million shares and 10.7 million shares, respectively, related to the dilutive effect of the 2.75% Convertible Senior Notes.
Although the guarantees by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries are full, unconditional and joint and several while they are in effect, (i) a subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company), and (ii) a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Warranty reserve, beginning of period	$124,733	116,271	130,853	115,927
Warranties issued	24,997	20,469	42,570	33,792
Adjustments to pre-existing warranties from changes in estimates (1)	(115)	1,723	(735)	5,384
Payments	(22,456)	(18,853)	(45,529)	(35,493)
Warranty reserve, end of period	$127,159	119,610	127,159	119,610

(1)
The adjustments to pre-existing warranties from changes in estimates during both the three and six months ended May 31, 2016 and 2015 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(13)	Share-Based Payments
During both the three and six months ended May 31, 2016, the Company granted an immaterial number of nonvested shares. During both the three and six months ended May 31, 2015, the Company granted an immaterial number of nonvested shares and stock options. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Nonvested shares	$11,124	10,361	22,266	20,611
Stock options	—	38	—	39
Total compensation expense for share-based awards	$11,124	10,399	22,266	20,650

(14)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2016 and November 30, 2015, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2016		November 30, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$163,805	166,599	164,826	169,302
Investments held-to-maturity	Level 3	$60,076	59,881	25,625	25,227
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$30,671	29,206	30,998	29,931
Investments held-to-maturity	Level 2	$35,307	35,362	40,174	40,098
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,316,235	5,770,652	5,025,130	5,936,327
Rialto notes and other debts payable	Level 2	$543,310	562,888	771,728	803,013
Lennar Financial Services notes and other debts payable	Level 2	$854,055	854,055	858,300	858,300

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at May 31, 2016	Fair Value at November 30, 2015
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$199,415	316,275
Credit default swaps (2)	Level 2	$3,396	6,153
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 1	$105	978
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (4)	Level 2	$862,289	843,252
Investments available-for-sale	Level 1	$49,083	42,827
Mortgage loan commitments	Level 2	$18,882	13,060
Forward contracts	Level 2	$(1,649)	531
Mortgage servicing rights	Level 3	$18,241	16,770

(1)
The aggregate fair value of Rialto loans held-for-sale of $199.4 million at May 31, 2016 is below their aggregate principal balance of $200.0 million by $0.6 million. The aggregate fair value of loans held-for-sale of $316.3 million at November 30, 2015 exceeds their aggregate principal balance of $314.3 million by $2.0 million.

(2)	Rialto credit default swaps are included within Rialto's other assets.

(3)	Rialto interest rate swaps and swap futures are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $862.3 million at May 31, 2016 exceeds their aggregate principal balance of $830.4 million by $31.9 million. The aggregate fair value of loans held-for-sale of $843.3 million at November 30, 2015 exceeds their aggregate principal balance of $815.0 million by $28.2 million.

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

Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-

for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2016 and November 30, 2015. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of May 31, 2016. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2015.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2016, the segment had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through August 2016.
Lennar Financial Services mortgage servicing rights - Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2016, the key assumptions used in determining the fair value include a 14.8% mortgage prepayment rate, a 12.3% discount rate and a 6.6% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$3,121	4,181	3,634	(3,119)
Mortgage loan commitments	$(231)	(84)	5,822	6,195
Forward contracts	$7,988	210	(2,180)	7,731
Investments available-for-sale	$6	23	6	23
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(3,408)	(332)	23	(824)
Financial Liabilities:
Interest rate swaps and swap futures	$5,879	464	873	431
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$919	(94)	482	106

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended May 31,
	2016		2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$15,810	243,230	16,786	360,045
Purchases/loan originations	2,375	348,188	652	683,179
Sales/loan originations sold, including those not settled	—	(386,226)	—	(723,479)
Disposals/settlements	(943)	—	(1,095)	—
Changes in fair value (1)	999	(5,293)	161	(1,547)
Interest and principal paydowns	—	(484)	—	(161)
Ending balance	$18,241	199,415	16,504	318,037

	Six Months Ended May 31,
	2016		2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$16,770	316,275	17,353	113,596
Purchases/loan originations	3,994	653,973	996	1,248,694
Sales/loan originations sold, including those not settled	—	(767,892)	—	(1,041,583)
Disposals/settlements	(1,570)	—	(1,874)	—
Changes in fair value (1)	(953)	(1,209)	29	(2,301)
Interest and principal paydowns	—	(1,732)	—	(369)
Ending balance	$18,241	199,415	16,504	318,037

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2016			2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$56,010	51,628	(4,382)	81,108	79,523	(1,585)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	46,339	36,736	(9,603)
Land and land under development (2)	Level 3	$1,855	1,500	(355)	—	—	—
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$12,950	12,173	(777)	8,733	8,209	(524)
Upon management periodic valuations	Level 3	$17,892	13,870	(4,022)	11,258	8,828	(2,430)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$2,520	2,636	116	4,689	5,431	742
Upon management periodic valuations	Level 3	$1,827	1,113	(714)	—	—	—

		Six Months Ended May 31,
		2016			2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$63,627	56,906	(6,721)	103,209	100,400	(2,809)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	46,339	36,736	(9,603)
Land and land under development (2)	Level 3	$5,682	4,925	(757)	—	—	—
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$25,733	24,189	(1,544)	13,617	12,800	(817)
Upon management periodic valuations	Level 3	$34,322	27,519	(6,803)	16,862	13,307	(3,555)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$7,703	11,303	3,600	13,326	14,343	1,017
Upon management periodic valuations	Level 3	$4,916	4,113	(803)	2,689	1,276	(1,413)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and six months ended May 31, 2016 and 2015.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three and six months ended May 31, 2016 and 2015.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2016 and 2015.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains upon acquisition of REO held-and-used, net and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2016 and 2015.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairments in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2015.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of May 31, 2016 and 2015, there were 689 and 665 active communities, excluding unconsolidated entities, respectively. As of May 31, 2016, the Company identified 20 communities with 652 homesites and a corresponding carrying value of $116.0 million as having potential indicators of impairment. For the six months ended May 31, 2016, the Company recorded no impairments.
As of May 31, 2015, the Company identified 21 communities with 790 homesites and a corresponding carrying value of $160.3 million as having potential indicators of impairment. Of those communities, the Company recorded a valuation adjustment of $9.6 million on 67 homesites in one community with a carrying value of $46.3 million for the six months ended May 31, 2015 related to a strategic decision to move forward on an inactive asset.
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
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2016. Based on the Company's evaluation, during the six months ended May 31, 2016, the Company consolidated entities that had total combined assets of $122.1 million and liabilities of $96.4 million. During the six months ended May 31, 2016, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	May 31, 2016	November 30, 2015
Lennar Homebuilding	$785,883	741,551
Rialto	$238,740	224,869
Lennar Multifamily	$304,171	250,876

Consolidated VIEs
As of May 31, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $645.1 million and $146.5 million, respectively. As of November 30, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $652.3 million and $84.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of May 31, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$99,026	130,137
Rialto (2)	60,076	60,076
Lennar Multifamily (3)	227,795	586,195
	$386,897	776,408
As of November 30, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$102,706	111,215
Rialto (2)	25,625	25,625
Lennar Multifamily (3)	177,359	586,842
	$305,690	723,682

(1)
At May 31, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $31.0 million repayment guarantee on an unconsolidated entity's debt. At November 30, 2015, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $8.3 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(2)
At both May 31, 2016 and November 30, 2015, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At May 31, 2016 and November 30, 2015, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $60.1 million and $25.6 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of May 31, 2016 and November 30, 2015, the remaining equity commitment of $324.5 million and $378.3 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, at May 31, 2016 and November 30, 2015, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $29.1 million and $30.0 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of May 31, 2016, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $324.5 million remaining equity commitment to fund the Venture for further expenditures related to the construction and development of its projects and $29.1 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $31.0 million repayment guarantee on an unconsolidated entity's debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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
During the six months ended May 31, 2016, consolidated inventory not owned increased by $75.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $83.4 million and $89.2 million at May 31, 2016 and November 30, 2015, respectively. Additionally, the Company had posted $73.9 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2016 and November 30, 2015, respectively.

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
If the District Court decision is affirmed in its entirety, the Company will purchase the property and record it at fair value, which the Company believes will not result in an impairment. The amount of interest the Company will be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $109 million as of May 31, 2016. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, the Company will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that the Company will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimated the appeal of the case would be concluded.

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
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the method and impact the adoption of these ASUs and ASU 2014-09 will have on the Company's condensed consolidated financial statements.
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
The indentures governing the Company’s 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2021, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2016 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 11. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(18) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2016 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$361,522	279,672	10,711	—	651,905
Inventories	—	9,368,371	281,332	—	9,649,703
Investments in unconsolidated entities	—	768,069	17,814	—	785,883
Other assets	197,626	349,288	81,234	18,407	646,555
Investments in subsidiaries	3,918,687	126,179	—	(4,044,866)	—
Intercompany	7,238,368	—	—	(7,238,368)	—
	11,716,203	10,891,579	391,091	(11,264,827)	11,734,046
Rialto	—	—	1,171,987	—	1,171,987
Lennar Financial Services	—	92,606	1,335,975	(4,902)	1,423,679
Lennar Multifamily	—	—	531,594	(13,505)	518,089
Total assets	$11,716,203	10,984,185	3,430,647	(11,283,234)	14,847,801
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$525,737	693,769	67,109	—	1,286,615
Liabilities related to consolidated inventory not owned	—	19,390	96,424	—	115,814
Senior notes and other debts payable	5,072,100	233,285	10,850	—	5,316,235
Intercompany	—	6,397,212	841,156	(7,238,368)	—
	5,597,837	7,343,656	1,015,539	(7,238,368)	6,718,664
Rialto	—	—	596,628	—	596,628
Lennar Financial Services	—	33,770	1,045,728	—	1,079,498
Lennar Multifamily	—	—	90,077	—	90,077
Total liabilities	5,597,837	7,377,426	2,747,972	(7,238,368)	8,484,867
Stockholders’ equity	6,118,366	3,606,759	438,107	(4,044,866)	6,118,366
Noncontrolling interests	—	—	244,568	—	244,568
Total equity	6,118,366	3,606,759	682,675	(4,044,866)	6,362,934
Total liabilities and equity	$11,716,203	10,984,185	3,430,647	(11,283,234)	14,847,801

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$595,921	372,146	13,384	—	981,451
Inventories	—	8,571,769	168,827	—	8,740,596
Investments in unconsolidated entities	—	692,879	48,672	—	741,551
Other assets	193,360	324,050	75,108	16,704	609,222
Investments in subsidiaries	3,958,687	176,660	—	(4,135,347)	—
Intercompany	6,227,193	—	—	(6,227,193)	—
	10,975,161	10,137,504	305,991	(10,345,836)	11,072,820
Rialto	—	—	1,505,500	—	1,505,500
Lennar Financial Services	—	89,532	1,341,565	(5,260)	1,425,837
Lennar Multifamily	—	—	426,796	(11,444)	415,352
Total assets	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$579,468	710,460	85,796	—	1,375,724
Liabilities related to consolidated inventory not owned	—	51,431	—	—	51,431
Senior notes and other debts payable	4,746,749	267,531	10,850	—	5,025,130
Intercompany	—	5,514,610	712,583	(6,227,193)	—
	5,326,217	6,544,032	809,229	(6,227,193)	6,452,285
Rialto	—	—	866,224	—	866,224
Lennar Financial Services	—	36,229	1,047,749	—	1,083,978
Lennar Multifamily	—	—	66,950	—	66,950
Total liabilities	5,326,217	6,580,261	2,790,152	(6,227,193)	8,469,437
Stockholders’ equity	5,648,944	3,646,775	488,572	(4,135,347)	5,648,944
Noncontrolling interests	—	—	301,128	—	301,128
Total equity	5,648,944	3,646,775	789,700	(4,135,347)	5,950,072
Total liabilities and equity	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,450,885	—	—	2,450,885
Lennar Financial Services	—	53,310	127,642	(5,012)	175,940
Rialto	—	—	44,838	—	44,838
Lennar Multifamily	—	—	74,171	(19)	74,152
Total revenues	—	2,504,195	246,651	(5,031)	2,745,815
Cost and expenses:
Lennar Homebuilding	—	2,126,412	(6,231)	(7,893)	2,112,288
Lennar Financial Services	—	48,204	81,255	2,393	131,852
Rialto	—	—	50,260	(57)	50,203
Lennar Multifamily	—	—	73,217	—	73,217
Corporate general and administrative	54,282	254	—	1,266	55,802
Total costs and expenses	54,282	2,174,870	198,501	(4,291)	2,423,362
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(10,860)	1,227	—	(9,633)
Lennar Homebuilding other income (expense), net	729	23,816	(8,899)	(721)	14,925
Other interest expense	(1,461)	(1,193)	—	1,461	(1,193)
Rialto equity in earnings from unconsolidated entities	—	—	6,864	—	6,864
Rialto other expense, net	—	—	(19,585)	—	(19,585)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,008	—	14,008
Earnings (loss) before income taxes	(55,014)	341,088	41,765	—	327,839
Benefit (provision) for income taxes	18,025	(108,653)	(13,173)	—	(103,801)
Equity in earnings from subsidiaries	255,458	15,458	—	(270,916)	—
Net earnings (including net earnings attributable to noncontrolling interests)	218,469	247,893	28,592	(270,916)	224,038
Less: Net earnings attributable to noncontrolling interests	—	—	5,569	—	5,569
Net earnings attributable to Lennar	$218,469	247,893	23,023	(270,916)	218,469
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	919	—	919
Reclassification adjustments for gains included in earnings, net of tax	—	—	(6)	—	(6)
Other comprehensive income attributable to Lennar	$218,469	247,893	23,936	(270,916)	219,382
Other comprehensive income attributable to noncontrolling interests	$—	—	5,569	—	5,569

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,115,812	—	—	2,115,812
Lennar Financial Services	—	52,822	122,075	(5,012)	169,885
Rialto	—	—	67,931	—	67,931
Lennar Multifamily	—	—	38,981	(5)	38,976
Total revenues	—	2,168,634	228,987	(5,017)	2,392,604
Cost and expenses:
Lennar Homebuilding	—	1,807,439	19,511	(1,468)	1,825,482
Lennar Financial Services	—	49,524	84,816	(3,508)	130,832
Rialto	—	—	67,506	—	67,506
Lennar Multifamily	—	—	47,260	—	47,260
Corporate general and administrative	48,941	—	—	1,266	50,207
Total costs and expenses	48,941	1,856,963	219,093	(3,710)	2,121,287
Lennar Homebuilding equity in earnings from unconsolidated entities	—	3,892	2,602	—	6,494
Lennar Homebuilding other income (expense), net	163	1,277	(1,504)	(153)	(217)
Other interest expense	(1,460)	(3,818)	—	1,460	(3,818)
Rialto equity in earnings from unconsolidated entities	—	—	7,328	—	7,328
Rialto other expense, net	—	—	(872)	—	(872)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(422)	—	(422)
Earnings (loss) before income taxes	(50,238)	313,022	17,026	—	279,810
Benefit (provision) for income taxes	17,196	(105,552)	(6,870)	—	(95,226)
Equity in earnings from subsidiaries	219,792	6,236	—	(226,028)	—
Net earnings (including net earnings attributable to noncontrolling interests)	186,750	213,706	10,156	(226,028)	184,584
Less: Net earnings attributable to noncontrolling interests	—	—	1,568	—	1,568
Net earnings attributable to Lennar	$186,750	213,706	8,588	(226,028)	183,016
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(94)	—	(94)
Reclassification adjustments for gains included in earnings, net of tax	—	—	(23)	—	(23)
Other comprehensive income attributable to Lennar	$186,750	213,706	8,471	(226,028)	182,899
Other comprehensive earnings attributable to noncontrolling interests	$—	—	1,568	—	1,568

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	4,237,366	—	—	4,237,366
Lennar Financial Services	—	93,920	215,984	(10,008)	299,896
Rialto	—	—	88,549	—	88,549
Lennar Multifamily	—	—	113,700	(32)	113,668
Total revenues	—	4,331,286	418,233	(10,040)	4,739,479
Cost and expenses:
Lennar Homebuilding	—	3,682,578	8,632	(10,717)	3,680,493
Lennar Financial Services	—	90,016	151,324	(463)	240,877
Rialto	—	—	93,477	(367)	93,110
Lennar Multifamily	—	—	120,237	—	120,237
Corporate general and administrative	100,430	509	—	2,531	103,470
Total costs and expenses	100,430	3,773,103	373,670	(9,016)	4,238,187
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(7,011)	378	—	(6,633)
Lennar Homebuilding other income, net	1,899	15,300	126	(1,881)	15,444
Other interest expense	(2,905)	(2,350)	—	2,905	(2,350)
Rialto equity in earnings from unconsolidated entities	—	—	8,361	—	8,361
Rialto other expense, net	—	—	(20,276)	—	(20,276)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	33,694	—	33,694
Earnings (loss) before income taxes	(101,436)	564,122	66,846	—	529,532
Benefit (provision) for income taxes	31,060	(170,363)	(20,739)	—	(160,042)
Equity in earnings from subsidiaries	432,925	19,996	—	(452,921)	—
Net earnings (including net earnings attributable to noncontrolling interests)	362,549	413,755	46,107	(452,921)	369,490
Less: Net earnings attributable to noncontrolling interests	—	—	6,941	—	6,941
Net earnings attributable to Lennar	$362,549	413,755	39,166	(452,921)	362,549
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	482	—	482
Reclassification adjustments for gains included in earnings, net of tax	—	—	(6)	—	(6)
Other comprehensive income attributable to Lennar	$362,549	413,755	39,642	(452,921)	363,025
Other comprehensive income attributable to noncontrolling interests	$—	—	6,941	—	6,941

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	3,557,470	—	—	3,557,470
Lennar Financial Services	—	90,971	213,734	(9,993)	294,712
Rialto	—	—	109,128	—	109,128
Lennar Multifamily	—	—	75,438	(5)	75,433
Total revenues	—	3,648,441	398,300	(9,998)	4,036,743
Cost and expenses:
Lennar Homebuilding	—	3,076,932	20,030	(6,305)	3,090,657
Lennar Financial Services	—	87,750	156,092	(3,710)	240,132
Rialto	—	—	108,287	—	108,287
Lennar Multifamily	—	—	89,221	—	89,221
Corporate general and administrative	91,330	—	—	2,531	93,861
Total costs and expenses	91,330	3,164,682	373,630	(7,484)	3,622,158
Lennar Homebuilding equity in earnings from unconsolidated entities	—	26,387	9,006	—	35,393
Lennar Homebuilding other income (expense), net	394	7,601	(1,504)	(375)	6,116
Other interest expense	(2,889)	(7,889)	—	2,889	(7,889)
Rialto equity in earnings from unconsolidated entities	—	—	9,992	—	9,992
Rialto other expense, net	—	—	(1,144)	—	(1,144)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(600)	—	(600)
Earnings (loss) before income taxes	(93,825)	509,858	40,420	—	456,453
Benefit (provision) for income taxes	32,098	(171,646)	(15,404)	—	(154,952)
Equity in earnings from subsidiaries	359,706	20,086	—	(379,792)	—
Net earnings (including net earnings attributable to noncontrolling interests)	297,979	358,298	25,016	(379,792)	301,501
Less: Net earnings attributable to noncontrolling interests	—	—	3,522	—	3,522
Net earnings attributable to Lennar	$297,979	358,298	21,494	(379,792)	297,979
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	106	—	106
Reclassification adjustments for gains included in earnings, net of tax	$—	—	(23)	—	(23)
Other comprehensive income attributable to Lennar	$297,979	358,298	21,577	(379,792)	298,062
Other comprehensive earnings attributable to noncontrolling interests	$—	—	3,522	—	3,522

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$362,549	413,755	46,107	(452,921)	369,490
Distributions of earnings from guarantor and non-guarantor subsidiaries	432,925	19,996	—	(452,921)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(412,335)	(789,132)	203,674	452,921	(544,872)
Net cash provided by (used in) operating activities	383,139	(355,381)	249,781	(452,921)	(175,382)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(65,441)	(41,775)	—	(107,216)
Proceeds from sales of real estate owned	—	—	43,412	—	43,412
Receipts of principal payments on loans receivable	—	—	5,484	—	5,484
Originations of loans receivable	—	—	(16,864)	—	(16,864)
Purchases of commercial mortgage-backed securities bonds	—	—	(33,005)	—	(33,005)
Other	(6,704)	(30,269)	(4,465)	—	(41,438)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	40,000	—	(80,000)	—
Intercompany	(1,008,886)	—	—	1,008,886	—
Net cash used in investing activities	(975,590)	(55,710)	(47,213)	928,886	(149,627)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	375,000	—	—	—	375,000
Net repayments under warehouse facilities	—	—	(230,206)	—	(230,206)
Proceeds from senior notes and debt issuance costs	495,974	—	(746)	—	495,228
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(233,893)	—	—	—	(233,893)
Principal payments on Rialto notes payable	—	—	(2,999)	—	(2,999)
Net repayments on other borrowings	—	(87,532)		—	(87,532)
Net payments related to noncontrolling interests	—		(73,028)	—	(73,028)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	594	—	—	—	594
Repurchases	(971)	—	—	—	(971)
Dividends	(17,191)	(453,755)	(79,166)	532,921	(17,191)
Intercompany	—	879,733	129,153	(1,008,886)	—
Net cash provided by (used in) financing activities	376,552	338,446	(256,992)	(475,965)	(17,959)
Net decrease in cash and cash equivalents	(215,899)	(72,645)	(54,424)	—	(342,968)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$359,922	263,403	192,152	—	815,477

(18) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$297,979	358,298	25,016	(379,792)	301,501
Distributions of earnings from guarantor and non-guarantor subsidiaries	359,706	20,086	—	(379,792)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(315,966)	(985,129)	(374,731)	379,792	(1,296,034)
Net cash provided by (used in) operating activities	341,719	(606,745)	(349,715)	(379,792)	(994,533)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	—	73,732	—	73,732
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(11,716)	(19,786)	—	(31,502)
Proceeds from sales of real estate owned	—	—	55,812	—	55,812
Receipts of principal payments on loans receivable	—	—	13,335	—	13,335
Other	(23,345)	(42,038)	(53,330)	—	(118,713)
Distribution of capital from guarantor and non-guarantor subsidiaries	30,000	30,000	—	(60,000)	—
Intercompany	(1,286,061)	—	—	1,286,061	—
Net cash provided by (used in) investing activities	(1,279,406)	(23,754)	69,763	1,226,061	(7,336)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	450,000	—	—	—	450,000
Net borrowings under warehouse facilities	—	—	189,632	—	189,632
Proceeds from senior notes and debt issuance costs	744,409	—	(294)	—	744,115
Redemption of senior notes	(500,000)	—	—	—	(500,000)
Principal repayments on Rialto notes payable including structured notes	—	—	(20,940)	—	(20,940)
Net proceeds (repayments) on other borrowings	20,988	(88,647)	(69,501)	—	(137,160)
Net payments related to noncontrolling interests	—	—	(77,570)	—	(77,570)
Excess tax benefit from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,412	—	—	—	9,412
Repurchases	(972)	—	—	—	(972)
Dividends	(16,418)	(388,298)	(51,494)	439,792	(16,418)
Intercompany	—	1,089,924	196,137	(1,286,061)	—
Net cash provided by financing activities	707,532	612,979	165,970	(846,269)	640,212
Net decrease in cash and cash equivalents	(230,155)	(17,520)	(113,982)	—	(361,657)
Cash and cash equivalents at beginning of period	633,318	255,501	392,995	—	1,281,814
Cash and cash equivalents at end of period	$403,163	237,981	279,013	—	920,157

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief regarding the homebuilding market over the next few years, including that the housing market will continue its slow and steady recovery, and that the new home market continues to have significant pent-up demand; our expectation that we will see lower gross margins in 2016; our expectation that we plan to continue to identify and invest in land opportunities that we expect will drive our future growth and profitability; our belief that we are well positioned across all of our platforms for another year of strong profits in fiscal 2016; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities and our expectations regarding the energy efficient home and solar energy property tax credits.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: our ability to acquire land and pursue real estate opportunities at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations, including an unfavorable outcome in the Settlers Crossing case; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties; the ability of our Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our ability to successfully execute our strategies, including strategies related to our soft-pivot and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and solar energy property tax credits.

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

Outlook
We continue to believe that the low inventory levels in existing and new homes, and the low vacancy rates paired with high rental rates for apartments indicate that we are in short supply of housing inventory nationally. It is important to note that the housing market is composed of a large number of local markets, each with different dynamics, that are grouped together to analyze the national market.
We believe the new home market continues to have significant pent-up demand, and that the housing market is continuing its slow and steady recovery sustained by stronger general economic conditions, low interest rates, modest wage growth, positive consumer confidence and low unemployment levels combined with tight inventory levels. We expect that demand will continue to build and come to the market over the next few years and that it should drive increased production as the deficit in the housing stock ultimately needs to be replenished. Nevertheless, land and labor shortages will continue to be limiting factors and will constrain supply and restrict the ability to quickly respond to growing demand, while the mortgage market and higher rents will continue to constrain that demand. We expect that these conditions will continue to result in a slow and steady, though sometimes erratic, positive homebuilding market.
As this year’s spring selling season improved over last year, our second quarter, net earnings increased 19% on a 15% increase in revenues, compared to the second quarter of 2015. Our second quarter new orders increased 10% to 7,962 homes year-over-year, while our home deliveries and home sales revenue also increased to 6,724 homes and $2.4 billion, respectively. As the recovery has continued to mature, we have remained focused on our strategy of moderating our growth rate in community count and home sales, as well as on our soft pivot land strategy, targeting land acquisitions with a shorter average life.
Our core homebuilding segment continued to produce strong operating results in the second quarter of 2016 as our operating margin was 13.9%, a 10 basis point improvement from the same period last year, notwithstanding a lower gross margin in the quarter, as expected. Our homebuilding divisions continued to benefit from their focus on migrating from traditional to digital marketing, which helped reduce S,G&A as a percentage of home sales revenues to 9.3%, the lowest second quarter percentage in our history. As we continue our strategy of infusing and reinvigorating technologies throughout various aspects of our business, we look forward to additional opportunities that lie ahead.
Complementing our homebuilding segment, we also had strong performances from most of our other business segments during the second quarter of 2016. Our Lennar Financial Services segment reported earnings of $44.1 million in the second quarter of 2016, a 13% increase from the same period last year, primarily due to higher profit per transaction in its mortgage and title operations. For the third consecutive quarter, our Multifamily segment generated positive earnings. During the second quarter of 2016, earnings were $14.9 million primarily due to the sale of one completed rental property by one of its joint ventures and a third-party land sale.
Our Rialto segment continued to grow despite the combination of turmoil in the CMBS markets earlier in the year and a $16.0 million write-off of uncollectible receivables relating to a single asset that was acquired through the resolution of one of Rialto’s loans from a 2010 portfolio. During the second quarter, our investment management platform increased assets under management and profitability, while our Rialto Mortgage Finance (“RMF”) business continued to be a market leader in securitization margins and has seen an increase in its origination volumes, which improved sequentially from the first quarter.
In fiscal 2016, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions and by benefiting from our focus on migrating from traditional to digital marketing. We expect to continue to see lower gross margins in 2016 compared to 2015 due to cost increases outpacing sales price increases, competitive pressures and the start of development of some additional previously inactive land assets. Consistent with our soft-pivot land strategy, we plan to continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability.

We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016. We believe we are well positioned across all of our platforms for another year of strong profits in fiscal 2016.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced several years ago, can alter seasonal patterns.
Our net earnings attributable to Lennar were $218.5 million, or $0.95 per diluted share ($1.01 per basic share), in the second quarter of 2016, compared to net earnings attributable to Lennar of $183.0 million, or $0.79 per diluted share ($0.89 per basic share), in the second quarter of 2015. Our net earnings attributable to Lennar were $362.5 million, or $1.58 per diluted share ($1.69 per basic share), in the six months ended May 31, 2016, compared to net earnings attributable to Lennar of $298.0 million, or $1.30 per diluted share ($1.45 per basic share), in the six months ended May 31, 2015.
Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Lennar Homebuilding revenues:
Sales of homes	$2,429,568	2,081,113	4,184,259	3,484,681
Sales of land	21,317	34,699	53,107	72,789
Total Lennar Homebuilding revenues	2,450,885	2,115,812	4,237,366	3,557,470
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,868,045	1,585,259	3,223,790	2,664,055
Costs of land sold	19,468	31,204	42,080	57,229
Selling, general and administrative	224,775	209,019	414,623	369,373
Total Lennar Homebuilding costs and expenses	2,112,288	1,825,482	3,680,493	3,090,657
Lennar Homebuilding operating margins	338,597	290,330	556,873	466,813
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(9,633)	6,494	(6,633)	35,393
Lennar Homebuilding other income (expense), net	14,925	(217)	15,444	6,116
Other interest expense	(1,193)	(3,818)	(2,350)	(7,889)
Lennar Homebuilding operating earnings	342,696	292,789	563,334	500,433
Lennar Financial Services revenues	175,940	169,885	299,896	294,712
Lennar Financial Services costs and expenses	131,852	130,832	240,877	240,132
Lennar Financial Services operating earnings	44,088	39,053	59,019	54,580
Rialto revenues	44,838	67,931	88,549	109,128
Rialto costs and expenses	50,203	67,506	93,110	108,287
Rialto equity in earnings from unconsolidated entities	6,864	7,328	8,361	9,992
Rialto other expense, net	(19,585)	(872)	(20,276)	(1,144)
Rialto operating earnings (loss)	(18,086)	6,881	(16,476)	9,689
Lennar Multifamily revenues	74,152	38,976	113,668	75,433
Lennar Multifamily costs and expenses	73,217	47,260	120,237	89,221
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	14,008	(422)	33,694	(600)
Lennar Multifamily operating earnings (loss)	14,943	(8,706)	27,125	(14,388)
Total operating earnings	383,641	330,017	633,002	550,314
Corporate general and administrative expenses	(55,802)	(50,207)	(103,470)	(93,861)
Earnings before income taxes	$327,839	279,810	529,532	456,453

Three Months Ended May 31, 2016 versus Three Months Ended May 31, 2015
Revenues from home sales increased 17% in the second quarter of 2016 to $2.4 billion from $2.1 billion in the second quarter of 2015. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 6,711 homes in the second quarter of 2016 from 5,989 homes in the second quarter of 2015. There was an increase in home deliveries in all our Homebuilding segments, except in Homebuilding Houston and in Homebuilding Other. This increase in home deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in Houston was primarily due to less demand driven by volatility in the energy sector. The decrease in home deliveries in Homebuilding Other was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. The average sales price of homes delivered increased to $362,000 in the second quarter of 2016 from $348,000 in the second quarter of 2015, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,800 per home delivered in the second quarter of 2016, or 5.7% as a percentage of home sales revenue, compared to $21,500 per home delivered in the second quarter of 2015, or 5.8% as a percentage of home sales revenue, and $21,600 per home delivered in the first quarter of 2016, or 5.6% as a percentage of home sales revenue.
Gross margins on home sales were $561.5 million, or 23.1%, in the second quarter of 2016, compared to $495.9 million, or 23.8%, in the second quarter of 2015. Gross margin percentage on home sales decreased compared to the second quarter of 2015 primarily due to an increase in land costs, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $224.8 million in the second quarter of 2016, compared to $209.0 million in the second quarter of 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.3% in the second quarter of 2016, from 10.0% in the second quarter of 2015, due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($9.6) million in the second quarter of 2016, compared to $6.5 million in the second quarter of 2015. In the second quarter of 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $6.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. In the second quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $11.6 million of equity in earnings from one of our unconsolidated entities primarily due to the sale of a commercial property and homesites to third parties, partially offset by our share of net operating losses from various unconsolidated entities.
Lennar Homebuilding other income (expense), net, was $14.9 million in the second quarter of 2016, compared to ($0.2) million in the second quarter of 2015. Other income, net, in the second quarter of 2016 was primarily related to a profit participation received by one of Lennar Homebuilding's consolidated joint ventures.
Lennar Homebuilding interest expense was $63.9 million in the second quarter of 2016 ($62.1 million was included in costs of homes sold, $0.6 million in costs of land sold and $1.2 million in other interest expense), compared to $57.7 million in the second quarter of 2015 ($53.2 million was included in costs of homes sold, $0.6 million in costs of land sold and $3.8 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in our outstanding homebuilding debt and an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $44.1 million in the second quarter of 2016, compared to $39.1 million in the second quarter of 2015. The increase in profitability was primarily due to higher profit per transaction in our segment's mortgage and title operations.
Operating loss for our Rialto segment was $13.8 million in the second quarter of 2016 (which included an $18.1 million operating loss and an add back of $4.3 million of net loss attributable to noncontrolling interests). The operating loss in the second quarter included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio. The hospital is managed by a third-party management company. Operating earnings for second quarter of 2015 were $7.6 million (which included $6.9 million of operating earnings and an add back of $0.7 million of net loss attributable to noncontrolling interests).
Rialto revenues were $44.8 million in the second quarter of 2016, compared to $67.9 million in the second quarter of 2015. Revenues decreased primarily due to a decrease in RMF securitization revenues due to lower securitization volume and margins. During the second quarter of 2016 and 2015, Rialto received $2.5 million and $4.8 million, respectively, of advanced distributions with regard to Rialto's carried interests in its real estate funds (the "Funds") in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds.
Rialto expenses were $50.2 million in the second quarter of 2016, compared to $67.5 million in the second quarter of 2015. Expenses decreased primarily due to a decrease in general and administrative expenses and a decrease in securitization expenses related to RMF.

Rialto equity in earnings from unconsolidated entities was $6.9 million and $7.3 million in the second quarter of 2016 and 2015, respectively, related to Rialto's share of earnings from the Funds.
Rialto other expense, net, was $19.6 million in the second quarter of 2016, compared to $0.9 million in the second quarter of 2015. In the second quarter of 2016, Rialto other expense, net, included a $16.0 million write-off of uncollectible receivables related to the hospital.
Operating earnings for our Lennar Multifamily segment were $14.9 million in the second quarter of 2016, compared to an operating loss of $8.7 million in the second quarter of 2015. The increase in profitability was primarily due to the segment's $15.4 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities and gross profit of $5.2 million on a third-party land sale.
Corporate general and administrative expenses were $55.8 million, or 2.0% as a percentage of total revenues, in the second quarter of 2016, compared to $50.2 million, or 2.1% as a percentage of total revenues, in the second quarter of 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $5.6 million and $1.6 million in the second quarter of 2016 and 2015, respectively. Net earnings attributable to noncontrolling interests during the second quarter of 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the second quarter of 2015 were primarily attributable to a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $2.3 million, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the second quarter of 2016 and 2015, we had a tax provision of $103.8 million and $95.2 million, respectively. Our overall effective income tax rates were 32.21% and 34.22% in the second quarter of 2016 and 2015, respectively. The effective tax rate for both the second quarter of 2016 and 2015 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. During the first quarter of 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. Both of these tax credits benefited and we expect will continue to benefit our effective tax rate.
Six Months Ended May 31, 2016 versus Six Months Ended May 31, 2015
Revenues from home sales increased 20% in the six months ended May 31, 2016 to $4.2 billion from $3.5 billion in the six months ended May 31, 2015. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 7% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 11,517 homes in the six months ended May 31, 2016 from 10,290 homes in the six months ended May 31, 2015. There was an increase in home deliveries in all of our Homebuilding segments, except in Homebuilding Houston. The decrease in home deliveries in Houston was primarily due to less demand driven by volatility in the energy sector. The average sales price of homes delivered increased to $363,000 in the six months ended May 31, 2016 from $339,000 in the six months ended May 31, 2015, primarily due to increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,700 per home delivered in the six months ended May 31, 2016, or 5.6% as a percentage of home sales revenue, compared to $21,600 per home delivered in the six months ended May 31, 2015, or 6.0% as a percentage of home sales revenue.
Gross margins on home sales were $960.5 million, or 23.0%, in the six months ended May 31, 2016, compared to $820.6 million, or 23.5%, in the six months ended May 31, 2015. Gross margin percentage on home sales decreased compared to the six months ended May 31, 2015 primarily due to an increase in land costs, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $414.6 million in the six months ended May 31, 2016, compared to $369.4 million in the six months ended May 31, 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.9% in the six months ended May 31, 2016, from 10.6% in the six months ended May 31, 2015, due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($6.6) million in the six months ended May 31, 2016, compared to $35.4 million in the six months ended May 31, 2015. In the six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. In the six months ended May 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $43.0 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites and a commercial property to third parties, partially offset by our share of net operating losses from various unconsolidated entities.
Lennar Homebuilding other income, net, totaled $15.4 million in the six months ended May 31, 2016, compared to $6.1 million in the six months ended May 31, 2015. In the six months ended May 31, 2016, other income, net, included a profit participation received by one of Lennar Homebuilding's consolidated joint ventures. In the six months ended May 31, 2015, other income, net, included a $6.5 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $109.1 million in the six months ended May 31, 2016 ($105.4 million was included in costs of homes sold, $1.3 million in costs of land sold and $2.4 million in other interest expense), compared to $95.7 million in the six months ended May 31, 2015 ($86.8 million was included in costs of homes sold, $1.0 million in costs of land sold and $7.9 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in our outstanding homebuilding debt and an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $59.0 million in the six months ended May 31, 2016, compared to $54.6 million in the six months ended May 31, 2015. The increase in profitability was primarily due to higher profit per transaction in the segment's mortgage and title operations.
Operating loss for our Rialto segment was $11.8 million in the six months ended May 31, 2016 (which included a $16.5 million operating loss and an add back of $4.6 million of net loss attributable to noncontrolling interests). The operating loss in the six months ended May 31, 2016 included a $16.0 million write-off of uncollectible receivables related to the hospital. Operating earnings in the six months ended May 31, 2015 were $12.2 million (which included $9.7 million of operating earnings and an add back of $2.5 million of net loss attributable to noncontrolling interests).
Rialto revenues were $88.5 million in the six months ended May 31, 2016, compared to $109.1 million in the six months ended May 31, 2015. Revenues decreased primarily due to a decrease in RMF securitization revenues due to lower securitization volume and margins. During the six months ended May 31, 2016 and 2015, Rialto received $7.4 million and $11.3 million, respectively, of advanced distributions with regard to Rialto's carried interests in the Funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds.
Rialto expenses were $93.1 million in the six months ended May 31, 2016, compared to $108.3 million in the six months ended May 31, 2015. Expenses decreased primarily due to a decrease in general and administrative expenses and a decrease in securitization expenses related to RMF.
Rialto equity in earnings from unconsolidated entities was $8.4 million and $10.0 million in the six months ended May 31, 2016 and 2015, respectively, related to Rialto's share of earnings from the Funds. The decrease in equity in earnings was primarily related to mark downs of certain assets in the Funds and smaller net increases in the fair value of certain assets in the Funds in the six months ended May 31, 2016 than in the same period last year.
Rialto other expense, net, was $20.3 million in the six months ended May 31, 2016, compared to $1.1 million in the six months ended May 31, 2015. In the six months ended May 31, 2016, Rialto other expense, net, included a $16.0 million write-off of uncollectible receivables related to the hospital.
Operating earnings for our Lennar Multifamily segment were $27.1 million in the six months ended May 31, 2016, compared to an operating loss of $14.4 million in the six months ended May 31, 2015. The increase in profitability was primarily related to the segment's $35.8 million share of gains as a result of the sale of two operating properties by Lennar Multifamily's unconsolidated entities and gross profit of $5.2 million on a third-party land sale.
Corporate general and administrative expenses were $103.5 million, or 2.2% as a percentage of total revenues, in the six months ended May 31, 2016, compared to $93.9 million, or 2.3% as a percentage of total revenues, in the six months ended May 31, 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $6.9 million and $3.5 million in the six months ended May 31, 2016 and 2015, respectively. Net earnings attributable to noncontrolling interests during the six months ended May 31, 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the six months ended May 31, 2015 were primarily attributable to a strategic transaction by one of Lennar Homebuilding's consolidated joint ventures that impacted noncontrolling interests by $2.3 million and earnings related to consolidated joint ventures.
In the six months ended May 31, 2016 and 2015, we had a tax provision of $160.0 million and $155.0 million, respectively. Our overall effective income tax rates were 30.62% and 34.21% in the six months ended May 31, 2016 and 2015, respectively. The reduction is primarily the result of the reversal of an accrual due to a settlement with the IRS in the six months ended May 31, 2016, which reduced our effective tax rate by 2.12%. We do not anticipate similar settlements during the remainder of fiscal 2016. During the six months ended May 31, 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. Both of these tax credits benefited and we expect will continue to benefit our effective tax rate.

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
At May 31, 2016, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(1)
West: California and Nevada
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Homebuilding revenues:
East:
Sales of homes	$953,350	831,449	1,600,137	1,418,497
Sales of land	948	6,786	13,215	30,421
Total East	954,298	838,235	1,613,352	1,448,918
Central:
Sales of homes	409,028	301,338	679,072	506,078
Sales of land	10,283	1,171	15,458	6,939
Total Central	419,311	302,509	694,530	513,017
West:
Sales of homes	718,029	608,301	1,264,458	990,961
Sales of land	30	19,060	4,940	19,173
Total West	718,059	627,361	1,269,398	1,010,134
Houston:
Sales of homes	182,328	182,633	312,721	307,563
Sales of land	7,348	7,014	15,576	13,341
Total Houston	189,676	189,647	328,297	320,904
Other:
Sales of homes	166,833	157,391	327,871	261,581
Sales of land	2,708	669	3,918	2,916
Total Other	169,541	158,060	331,789	264,497
Total homebuilding revenues	$2,450,885	2,115,812	4,237,366	3,557,470

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Operating earnings:
East:
Sales of homes	$139,432	134,754	217,937	217,228
Sales of land	(152)	665	6,089	7,991
Equity in earnings (loss) from unconsolidated entities	(154)	263	(124)	202
Other income (expense), net (1)	4,583	(2,894)	5,264	(4,019)
Other interest expense	(771)	(1,222)	(1,522)	(3,303)
Total East	142,938	131,566	227,644	218,099
Central:
Sales of homes	46,617	30,485	67,722	46,234
Sales of land	(89)	214	(107)	1,611
Equity in earnings from unconsolidated entities	—	16	42	55
Other income (expense), net	(708)	660	(1,377)	(904)
Other interest expense	(141)	(660)	(278)	(1,229)
Total Central	45,679	30,715	66,002	45,767
West:
Sales of homes	114,452	95,129	199,080	142,912
Sales of land	(41)	620	946	312
Equity in earnings (loss) from unconsolidated entities (2)	(9,733)	6,121	(6,862)	34,947
Other income, net	9,410	1,863	10,027	9,069
Other interest expense	(281)	(1,401)	(550)	(2,415)
Total West	113,807	102,332	202,641	184,825
Houston:
Sales of homes	21,006	21,080	32,647	34,826
Sales of land	1,485	2,074	3,022	4,017
Equity in earnings (loss) from unconsolidated entities	1	(2)	2	10
Other income (expense), net	591	(225)	284	1,224
Other interest expense	—	(189)	—	(324)
Total Houston	23,083	22,738	35,955	39,753
Other:
Sales of homes	15,241	5,387	28,460	10,053
Sales of land	646	(78)	1,077	1,629
Equity in earnings from unconsolidated entities	253	96	309	179
Other income, net	1,049	379	1,246	746
Other interest expense	—	(346)	—	(618)
Total Other	17,189	5,438	31,092	11,989
Total homebuilding operating earnings	$342,696	292,789	563,334	500,433

(1)
Other expense, net for the three and six months ended May 31, 2015 primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests.

(2)
Lennar Homebuilding equity in loss for the three and six months ended May 31, 2016 was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $6.7 million and $12.7 million, respectively, of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. Lennar Homebuilding equity in earnings from unconsolidated entities for the three and six months ended May 31, 2015, included $11.6 million and $43.0 million, respectively, of equity in earnings from one of our unconsolidated entities primarily due to the sale of a commercial property and homesites to third parties, partially offset by our share of net operating losses from various unconsolidated entities.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	3,032	2,708	$953,671	833,146	$315,000	308,000
Central	1,217	951	409,027	301,339	336,000	317,000
West	1,503	1,353	727,384	624,042	484,000	461,000
Houston	613	636	182,328	182,633	297,000	287,000
Other	359	367	166,833	157,391	465,000	429,000
Total	6,724	6,015	$2,439,243	2,098,551	$363,000	349,000
Of the total homes delivered listed above, 13 homes with a dollar value of $9.7 million and an average sales price of $744,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2016, compared to 26 home deliveries with a dollar value of $17.4 million and an average sales price of $671,000 for the three months ended May 31, 2015.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	5,096	4,694	$1,601,426	1,420,464	$314,000	303,000
Central	2,041	1,632	679,072	506,079	333,000	310,000
West	2,671	2,279	1,286,918	1,006,702	482,000	442,000
Houston	1,070	1,097	312,721	307,563	292,000	280,000
Other	678	615	327,870	261,581	484,000	425,000
Total	11,556	10,317	$4,208,007	3,502,389	$364,000	339,000
Of the total homes delivered listed above, 39 homes with a dollar value of $23.7 million and an average sales price of $609,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2016, compared to 27 home deliveries with a dollar value of $17.7 million and an average sales price of $656,000 for the six months ended May 31, 2015.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	$67,305	62,041	$22,200	23,000	6.6%	6.9%
Central	25,121	21,772	20,600	22,900	5.8%	6.7%
West	25,518	20,405	17,100	15,300	3.4%	3.2%
Houston	21,482	17,023	35,000	26,800	10.5%	8.5%
Other	6,722	7,606	18,700	20,700	3.9%	4.6%
Total	$146,148	128,847	$21,800	21,500	5.7%	5.8%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	$111,353	109,108	$21,900	23,300	6.5%	7.1%
Central	43,704	38,073	21,400	23,300	6.0%	7.0%
West	43,986	36,061	16,700	16,000	3.4%	3.5%
Houston	36,907	27,360	34,500	24,900	10.6%	8.2%
Other	13,888	11,885	20,500	19,300	4.1%	4.3%
Total	$249,838	222,487	$21,700	21,600	5.6%	6.0%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	3,568	3,179	$1,109,894	982,831	$311,000	309,000
Central	1,489	1,217	516,765	398,694	347,000	328,000
West	1,781	1,756	834,570	818,981	469,000	466,000
Houston (3)	651	684	199,262	203,386	306,000	297,000
Other	473	435	221,393	185,542	468,000	427,000
Total	7,962	7,271	$2,881,884	2,589,434	$362,000	356,000
Of the total new orders listed above, 9 homes with a dollar value of $5.4 million and an average sales price of $597,000 represent new orders from unconsolidated entities for the three months ended May 31, 2016, compared to 24 new orders with a dollar value of $17.7 million and an average sales price of $737,000 for the three months ended May 31, 2015.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East	6,096	5,509	$1,907,942	1,708,851	$313,000	310,000
Central	2,617	2,129	901,450	685,369	344,000	322,000
West	3,071	2,946	1,458,418	1,346,565	475,000	457,000
Houston (3)	1,153	1,204	344,748	349,109	299,000	290,000
Other	819	770	377,195	328,321	461,000	426,000
Total	13,756	12,558	$4,989,753	4,418,215	$363,000	352,000
Of the total new orders listed above, 24 homes with a dollar value of $14.1 million and an average sales price of $588,000 represent new orders from unconsolidated entities for the six months ended May 31, 2016, compared to 50 new orders with a dollar value of $30.0 million and an average sales price of $600,000 for the six months ended May 31, 2015.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2016 and 2015.

(3)	The decrease in new orders in Homebuilding Houston was primarily due to less demand driven by volatility in the energy sector during both the three and six months ended May 31, 2016 and 2015.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2016	2015	2016	2015	2016	2015
East (4)	3,963	3,603	$1,287,728	1,173,900	$325,000	326,000
Central	1,946	1,458	699,991	490,007	360,000	336,000
West	1,754	1,658	843,871	777,451	481,000	469,000
Houston	781	937	240,079	267,415	307,000	285,000
Other (5)	570	417	264,101	180,390	463,000	433,000
Total	9,014	8,073	$3,335,770	2,889,163	$370,000	358,000
Of the total homes in backlog listed above, 74 homes with a backlog dollar value of $52.8 million and an average sales price of $713,000 represent the backlog from unconsolidated entities at May 31, 2016, compared to 90 homes with a backlog dollar value of $52.1 million and an average sales price of $579,000 at May 31, 2015.

(4)	During the six months ended May 31, 2016, we acquired 111 homes in backlog.

(5)	During the six months ended May 31, 2016, we acquired 57 homes in backlog.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
East	12%	15%	13%	15%
Central	16%	18%	16%	17%
West	13%	11%	13%	12%
Houston (1)	21%	24%	22%	25%
Other	8%	10%	9%	11%
Total	14%	15%	14%	16%

(1)	The cancellation rate in Homebuilding Houston remained higher than historical cancellation rates due to volatility in the energy sector.
Active Communities:

	May 31,
	2016	2015
East	293	291
Central	136	130
West	128	117
Houston	81	74
Other	54	55
Total	692	667
Of the total active communities listed above, three communities and two communities represent active communities being developed by unconsolidated entities as of May 31, 2016 and 2015, respectively.

The following table details our gross margins on home sales for the three and six months ended May 31, 2016 and 2015 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(In thousands)	2016		2015		2016		2015
East:
Sales of homes	$953,350		831,449		1,600,137		1,418,497
Costs of homes sold	721,121		612,011		1,214,516		1,049,315
Gross margins on home sales	232,229	24.4%	219,438	26.4%	385,621	24.1%	369,182	26.0%
Central:
Sales of homes	409,028		301,338		679,072		506,078
Costs of homes sold	326,478		238,388		544,772		403,215
Gross margins on home sales	82,550	20.2%	62,950	20.9%	134,300	19.8%	102,863	20.3%
West:
Sales of homes	718,029		608,301		1,264,458		990,961
Costs of homes sold	546,428		459,781		959,254		754,267
Gross margins on home sales	171,601	23.9%	148,520	24.4%	305,204	24.1%	236,694	23.9%
Houston:
Sales of homes	182,328		182,633		312,721		307,563
Costs of homes sold	142,032		141,822		245,900		238,749
Gross margins on home sales	40,296	22.1%	40,811	22.3%	66,821	21.4%	68,814	22.4%
Other:
Sales of homes	166,833		157,391		327,871		261,581
Costs of homes sold	131,986		133,256		259,348		218,508
Gross margins on home sales	34,847	20.9%	24,135	15.3%	68,523	20.9%	43,073	16.5%
Total gross margins on home sales	$561,523	23.1%	495,854	23.8%	960,469	23.0%	820,626	23.5%
Three Months Ended May 31, 2016 versus Three Months Ended May 31, 2015
Homebuilding East: Revenues from home sales increased for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. Gross margin percentage on home sales for the three months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except for Texas, excluding Houston. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The decrease in the average sales price in Texas, excluding Houston, was primarily due to a change in product mix resulting from the timing of deliveries in certain communities. Gross margin percentage on home sales for the three months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to an increase in the average sales price of homes delivered in all the states in the segment and an increase in the number of home deliveries in California, partially offset by a decrease in the number of home deliveries in Nevada. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The increase in the number of home deliveries in California was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased.

The decrease in the number of deliveries in Nevada was primarily due to less demand in higher-end communities as the number of home deliveries per active community decreased over the last year. Gross margin percentage on home sales for the three months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Houston: Revenues from home sales remained consistent for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, as the increase in the average sales price of homes delivered was offset by a decrease in the number of home deliveries. The increase in the average sales price of homes delivered was primarily due to a change in product mix as a result of the timing of deliveries in the segment's higher-end homes in certain communities. The decrease in the number of home deliveries was primarily due to less demand as the number of home deliveries per active community decreased driven by the volatility in the energy sector. Gross margin percentage on home sales for the three months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to an increase in the average sales price of homes delivered in all the states in Homebuilding Other. The increase in the average sales price of homes delivered was primarily due to a change in product mix. Gross margin percentage on home sales for the three months ended May 31, 2016 increased compared to the same period last year primarily due to a decrease in land costs per home (prior year's land costs per home included a valuation adjustment of $9.6 million in our Northeast Urban operations), an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Six Months Ended May 31, 2016 versus Six Months Ended May 31, 2015
Homebuilding East: Revenues from home sales increased for the six months ended May 31, 2016 compared to the six months ended May 31, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except Florida. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Florida was primarily due a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the six months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the six months ended May 31, 2016 compared to the six months ended May 31, 2015, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the six months ended May 31, 2016 compared to the six months ended May 31, 2015, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in construction costs per home, partially offset by an increase in land costs per home.
Homebuilding Houston: Revenues from home sales increased for the six months ended May 31, 2016 compared to the six months ended May 31, 2015, primarily due to an increase in the average sales price of homes delivered, partially offset by a decrease in the number of home deliveries. The increase in the average sales price of homes delivered was due to a change in product mix due to the timing of deliveries in the segment's high-end homes in certain communities. The decrease in the number of home deliveries was primarily due to less demand as the number of home deliveries per active community decreased driven by the volatility in the energy sector. Gross margin percentage on home sales for the six months ended May 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased for the six months ended May 31, 2016 compared to the six months ended May 31, 2015, primarily due to an increase in the average sales price of homes delivered in all the states in Homebuilding Other and an increase in the number of home deliveries in all the states in Homebuilding Other, except Minnesota. The increase in the average sales price of homes delivered was primarily due to a change in product mix. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in home deliveries in Minnesota was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the six months ended May 31, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales and prior year included a valuation adjustment of $9.6 million in our Northeast Urban operations.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$175,940	169,885	299,896	294,712
Costs and expenses	131,852	130,832	240,877	240,132
Operating earnings	$44,088	39,053	59,019	54,580
Dollar value of mortgages originated	$2,355,000	2,402,000	4,019,000	4,030,000
Number of mortgages originated	8,500	8,800	14,600	15,000
Mortgage capture rate of Lennar homebuyers	83%	82%	82%	81%
Number of title and closing service transactions	29,400	30,700	51,800	53,400
Number of title policies issued	71,300	62,600	132,600	119,500
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

Rialto's operating earnings (loss) were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Revenues	$44,838	67,931	88,549	109,128
Costs and expenses (1)	50,203	67,506	93,110	108,287
Rialto equity in earnings from unconsolidated entities	6,864	7,328	8,361	9,992
Rialto other expense, net	(19,585)	(872)	(20,276)	(1,144)
Operating earnings (loss) (2)	$(18,086)	6,881	(16,476)	9,689

(1)
Costs and expenses included loan impairments of $4.4 million and $6.7 million for the three and six months ended May 31, 2016, respectively, and $1.6 million and $2.8 million for the three and six months ended May 31, 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating loss for the three and six months ended May 31, 2016 included net loss attributable to noncontrolling interests of $4.3 million and $4.6 million, respectively. Operating earnings for the three and six months ended May 31, 2015 included net loss attributable to noncontrolling interests of $0.7 million and $2.5 million, respectively.

The following is a detail of Rialto other expense, net:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Realized gains on REO sales, net	$5,492	4,544	9,238	7,674
Unrealized losses on transfer of loans receivable to REO and impairments, net	(5,396)	(2,212)	(5,549)	(4,768)
REO and other expenses	(12,123)	(15,167)	(26,958)	(28,409)
Rental and other income (loss) (1)	(7,558)	11,963	2,993	24,359
Rialto other expense, net	$(19,585)	(872)	(20,276)	(1,144)

(1)
Rental and other income (loss) for both the three and six months ended May 31, 2016, included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio. The hospital is managed by a third-party management company.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the six months ended May 31, 2016, RMF originated loans with a total principal balance of $670.3 million of which $654.0 million were recorded as loans held-for-sale and $16.3 million as accrual loans within loans receivable, net, and sold $766.4 million of loans into five separate securitizations. During the six months ended May 31, 2015, RMF originated loans with a total principal balance of $1.2 billion and sold $1.0 billion of loans into five separate securitizations.
Loans Receivable
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the six months ended May 31, 2016 and 2015, the LLCs distributed $66.6 million and $94.0 million, respectively, of which $40.0 million and $56.4 million, respectively, was distributed to the FDIC and $26.6 million and $37.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At May 31, 2016, these consolidated LLCs had total combined assets and liabilities of $280.0 million and

$11.3 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
Also, in 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both May 31, 2016 and November 30, 2015, the outstanding amount related to the 5-year unsecured note was $30.3 million.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$112 million (including $47 million by us)
Rialto Real Estate Fund III	2015	$818 million (including $100 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
At May 31, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $60.1 million and $25.6 million, respectively. These securities have discount rates ranging from 39% to 55% with coupon rates ranging from 2.2% to 4.0%, stated and assumed final distribution dates between November 2020 and February 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at both May 31, 2016 and November 30, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2016 and November 30, 2015, our balance sheet had $518.1 million and $415.4 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $304.2 million and $250.9 million, respectively. Our net investment in the Lennar Multifamily segment as of May 31, 2016 and November 30, 2015 was $428.0 million and $348.4 million, respectively. During the three and six months ended May 31, 2016, our Lennar Multifamily segment sold one and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $35.8 million share of gains, respectively. In addition, during both the three and six months ended May 31, 2016, our Lennar Multifamily segment sold land to a third-party generating gross profit of $5.2 million.
Our Lennar Multifamily segment had equity investments in 31 and 29 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture"), as of May 31, 2016 and November 30, 2015, respectively. As of May 31, 2016, our Lennar Multifamily segment had interests in 46 communities with development costs of $3.7 billion, of which eight communities were completed and operating, five communities were partially completed and leasing, 27 communities were under construction and the remaining communities were owned. As of May 31, 2016, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $4.1 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.
In 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. As of May 31, 2016, the Venture has approximately $1.4 billion of equity commitments, including a $504 million co-investment commitment by us, comprised of cash, undeveloped land and preacquisition costs. Subsequent to May 31, 2016, the Lennar Multifamily Venture received an additional $550 million of equity commitments, increasing its total equity commitments to approximately $2 billion.

(2) Financial Condition and Capital Resources
At May 31, 2016, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $815.5 million, compared to $1.2 billion at November 30, 2015 and $920.2 million at May 31, 2015.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2016 and 2015, cash used in operating activities totaled $175.4 million and $994.5 million, respectively. During the six months ended May 31, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in receivables and a net decrease in loans held-for-sale primarily related to RMF. For the six months ended May 31, 2016, distribution of earnings from unconsolidated entities were (1) $1.1 million from Lennar Homebuilding unconsolidated entities, (2) $7.8 million from Rialto unconsolidated entities, and (3) $34.8 million from Lennar Multifamily unconsolidated entities.
During the six months ended May 31, 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $206.7 million in Rialto loans held-for-sale related to RMF and an increase of $53.9 million in Lennar Financial Services loans held-for-sale, partially offset by our net earnings, an increase in accounts payable and other liabilities and an increase in distribution of earnings from unconsolidated entities. For the six months ended May 31, 2015, distributions of earnings from unconsolidated were (1) $26.3 million from Lennar Homebuilding unconsolidated entities and (2) $8.4 million from Rialto unconsolidated entities.
Investing Cash Flow Activities
During the six months ended May 31, 2016 and 2015, cash used in investing activities totaled $149.6 million and $7.3 million, respectively. During the six months ended May 31, 2016, our cash used in investing activities was primarily impacted by cash contributions of (1) $91.2 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $24.1 million contributed primarily to Rialto's CMBS Funds, and (3) $94.9 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $43.4 million of proceeds from the sales of REO and distributions of capital of (1) $25.7 million from Lennar Homebuilding unconsolidated entities, (2) $66.3 million from Lennar Multifamily unconsolidated entities, of which $43.6 million was distributed by the Venture and (3) $11.0 million from Rialto unconsolidated entities comprised of $4.3 million distributed by Fund II, $5.5 million distributed by the Mezzanine Fund and $1.2 million distributed by the CMBS Funds.
During the six months ended May 31, 2015, cash used in investing activities was primarily impacted by cash contributions of (1) $27.0 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $23.9 million to Rialto unconsolidated entities comprised of $18.4 million contributed to Fund II, $3.5 million contributed to the Mezzanine Fund and $2.0 million contributed to the CMBS Funds, and (3) $15.7 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of Lennar Homebuilding investments available-for-sale, purchase of an investment carried at cost and additions of operating properties. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $55.8 million of proceeds from the sales of REO and by distributions of capital of (1) $17.8 million from Lennar Homebuilding unconsolidated entities, (2) $11.3 million from Lennar Multifamily unconsolidated entities, and (3) $6.0 million from Rialto unconsolidated entities comprised of $2.7 million distributed by Fund II, $1.2 million distributed by Mezzanine Fund and $2.1 million distributed by the CMBS Funds.
Financing Cash Flow Activities
During the six months ended May 31, 2016 and 2015, our cash (used in) provided by financing activities totaled ($18.0) million and $640.2 million, respectively. During the six months ended May 31, 2016, our cash used in financing activities was primarily impacted by $230.2 million of repayments under our Lennar Financial Services' and Rialto's warehouse repurchase facilities, $233.9 million of exchanges and conversions of our 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”), the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016, $103.2 million of principal payments on other borrowings and $73.2 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of 4.750% senior notes due 2021 ("4.750% Senior Notes") and $375.0 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”).

During the six months ended May 31, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) an additional $250 million aggregate principal amount of 4.50% senior notes due 2019, and (2) $500 million aggregate principal amount of 4.750% senior notes due 2025; net borrowings of $450 million under our Credit Facility; and net borrowings of $189.6 million under our Lennar Financial Services' and Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by $500 million redemption of our 5.60% senior notes due May 2015, $206.9 million of principal payments on other borrowings and $78.9 million of payments related to noncontrolling interests.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2016	November 30, 2015	May 31, 2015
Lennar Homebuilding debt	$5,316,235	5,025,130	5,263,221
Stockholders’ equity	6,118,366	5,648,944	5,138,738
Total capital	$11,434,601	10,674,074	10,401,959
Lennar Homebuilding debt to total capital	46.5%	47.1%	50.6%
Lennar Homebuilding debt	$5,316,235	5,025,130	5,263,221
Less: Lennar Homebuilding cash and cash equivalents	601,192	893,408	638,992
Net Lennar Homebuilding debt	$4,715,043	4,131,722	4,624,229
Net Lennar Homebuilding debt to total capital (1)	43.5%	42.2%	47.4%

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

At May 31, 2016, Lennar Homebuilding debt to total capital was lower compared to May 31, 2015, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to borrowings under our Credit Facility and the issuance of senior notes.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At May 31, 2016, we had no other agreements or understandings regarding any significant transactions that have not been previously disclosed.
Our Lennar Homebuilding average debt outstanding was $5.3 billion with an average rate for interest incurred of 5.0% for the six months ended May 31, 2016, compared to $5.1 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2015. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2016 was $143.4 million, compared to $146.5 million in the same period last year.
At May 31, 2016, we had a $1.6 billion Credit Facility, which includes a $163 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility was in June 2019, with the remainder maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of May 31, 2016, we had $375 million of outstanding borrowings under the Credit Facility. As of November 30, 2015, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at May 31, 2016. In addition, we had $320 million of letter of credit facilities with different financial institutions.

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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2016:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2016
Minimum net worth test	$2,770,824	4,947,459
Maximum leverage ratio	65.0%	47.0%
Liquidity test (1)	1.00	2.22

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
Subsequent to May 31, 2016, we amended the credit agreement governing our Credit Facility to increase the maximum borrowings from $1.6 billion to $1.8 billion, including a $318 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility was extended from June 2019 to June 2020 with the remaining $160 million maturing in June 2018.
Our performance letters of credit outstanding were $270.8 million and $236.5 million at May 31, 2016 and November 30, 2015, respectively. Our financial letters of credit outstanding were $216.6 million and $216.7 million at May 31, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2016, we had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation.
In March 2016, we issued $500 million aggregate principal amount of 4.750% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $496.0 million. We used the net proceeds from the sales of the 4.750% Senior Notes to retire our 6.50% senior notes due April 2016 for 100% of the outstanding principal amount, plus accrued and unpaid interest. Interest on the 4.750% Senior Notes is due semi-annually beginning October 1, 2016. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
During the six months ended May 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted and exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges.
During the six months ended May 31, 2016, holders converted approximately $68 million in aggregate principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) for 2.9 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums. Subsequent to May 31, 2016, holders converted approximately $137 million aggregate principal amount of the 3.25% Convertible Senior Notes for 5.8 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums.
Currently, substantially all of our 100% owned homebuilding subsidiaries and some of our other subsidiaries are guaranteeing all our senior notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect with regard to a guarantor subsidiary only while it guarantees a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
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
Our Lennar Financial Services segment warehouse facilities at May 31, 2016 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures August 2016 (1)	$600,000
364-day warehouse repurchase facility that matures August 2016	300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
Total	$1,350,000

(1)	Subsequent to May 31, 2016, the warehouse repurchase facility maturity date was extended to June 2017.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $854.1 million and $858.3 million at May 31, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $901.9 million and $916.9 million, at May 31, 2016 and November 30, 2015, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.
At May 31, 2016, Rialto warehouse facilities were as follows:

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

(2)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility will be held as accrual loans within loans receivable, net. Borrowings under this facility were $53.8 million and $36.3 million as of May 31, 2016 and November 30, 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $57.3 million and $317.1 million as of May 31, 2016 and November 30, 2015, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of May 31, 2016 and November 30, 2015, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $348.3 million and $347.9 million, respectively.

As of May 31, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to structured note offerings was $29.0 million and $31.3 million, respectively.
As of both May 31, 2016 and November 30, 2015, the outstanding amount related to the 5-year senior unsecured note was $30.3 million.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During both the three and six months ended May 31, 2016 and 2015, there were no share repurchases of common stock under the stock repurchase program. As of May 31, 2016, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
On May 11, 2016, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 27, 2016, as declared by our Board of Directors on April 13, 2016. On June 23, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 22, 2016 to holders of record at the close of business on July 8, 2016.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2016, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 3 had recourse debt, 7 had non-recourse debt and 26 had no debt), compared to 34 homebuilding and land unconsolidated entities at November 30, 2015. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$208,636	180,790	308,362	623,747
Costs and expenses	201,370	154,139	298,570	453,018
Other income	—	—	—	2,943
Net earnings of unconsolidated entities	$7,266	26,651	9,792	173,672
Our share of net earnings (loss) (1)	$(3,278)	6,433	(3,302)	45,930
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	$(9,633)	6,494	(6,633)	35,393
Our cumulative share of net earnings - deferred at May 31, 2016 and 2015, respectively			$46,842	23,173
Our investments in unconsolidated entities			$785,883	688,467
Equity of the unconsolidated entities			$3,235,415	2,371,233
Our investment % in the unconsolidated entities (3)			24%	29%

(1)	For the three and six months ended May 31, 2016, our share of net loss is primarily due to deferred equity in earnings related to sales of homesites by one unconsolidated entity to us.

(2)	For the three and six months ended May 31, 2016, equity in loss was primarily attributable to our share of costs associated with the FivePoint combination.

(3)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For both the three and six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $6.7 million and $12.7 million, respectively, of equity in earnings from one of our unconsolidated entities for the three and six months ended May 31, 2016 primarily due to sales of 253 homesites and 471 homesites, respectively, to third parties for $52.1 million and $114.1 million, respectively, that resulted in gross profits of $18.3 million and $39.0 million, respectively. For both the three and six months ended May 31, 2016, 312 homesites were sold to us by one of our unconsolidated entities for $92.0 million that resulted in $29.7 million, of gross profit, of which our portion was deferred.
For the three months ended May 31, 2015, Lennar Homebuilding equity in earnings included $11.6 million of equity in earnings from one of our unconsolidated entities primarily due to sales of approximately 60 homesites and a commercial property to third parties for $121.3 million that resulted in $37.6 million of gross profit.
For the six months ended May 31, 2015, Lennar Homebuilding equity in earnings included $43.0 million of equity in earnings from one of our unconsolidated entities primarily due to (1) sales of approximately 660 homesites to third parties for $407.2 million that resulted in $138.4 million of gross profit and (2) sales of 300 homesites to us for $126.4 million that resulted in $44.6 million of gross profit, of which our portion was deferred.
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$373,846	248,980
Inventories	3,081,630	3,059,054
Other assets	921,025	465,404
	$4,376,501	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$283,492	288,192
Debt	857,594	792,886
Equity	3,235,415	2,692,360
	$4,376,501	3,773,438
On May 2, 2016 (the “Closing Date”), we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a newly formed FivePoint entity. The fair values of the assets contributed to the newly formed FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and will be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by us and our venture partner in a new unconsolidated entity. The transactions did not have a material impact to our financial position or cash flows. We recorded our share of combination costs in equity in loss from unconsolidated entities on our condensed consolidated statement of operations for the three and six months ended May 31, 2016.
As of May 31, 2016 and November 30, 2015, our recorded investments in Lennar Homebuilding unconsolidated entities were $785.9 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2016 and November 30, 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the newly formed FivePoint entity, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2016	November 30, 2015
Debt	$857,594	792,886
Equity	3,235,415	2,692,360
Total capital	$4,093,009	3,485,246
Debt to total capital of our unconsolidated entities	21.0%	22.7%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2016	November 30, 2015
Land development	$743,895	691,850
Homebuilding	41,988	49,701
Total investments	$785,883	741,551
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$49,606	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	141,811	146,760
Non-recourse debt without completion guarantees	301,331	260,734
Non-recourse debt to Lennar	816,743	781,905
Lennar's maximum recourse exposure (1)	40,851	10,981
Total debt	$857,594	792,886
Lennar’s maximum recourse exposure as a % of total JV debt	5%	1%

(1)	The increase in our maximum recourse exposure was primarily related to us providing a repayment guarantee on an unconsolidated entity's debt.
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

(In thousands)	May 31, 2016	November 30, 2015
Assets	$429,785	139,389
Liabilities	$357,774	45,214
Equity	$72,011	94,175
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. As of both May 31, 2016 and November 30, 2015, we did not have any maintenance guarantees or joint and several repayment guarantees related to our Lennar Homebuilding unconsolidated entities.
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
As of both May 31, 2016 and November 30, 2015, the fair values of the repayment and completion guarantees were not material. We believe that as of May 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 11 of the notes to our condensed consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both May 31, 2016 and November 30, 2015, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2016 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2016	2017	2018	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$40,851	829	9,015	—	31,007	—
Debt without recourse to Lennar	816,743	7,979	73,968	145,826	264,975	323,995
Total	$857,594	8,808	82,983	145,826	295,982	323,995

(1)	Represents land seller debt and other debt of which $320 million is due in December 2016.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2016:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint (2)	$255,481	1,123,148	—	65,352	65,352	959,272	6%
Heritage Fields El Toro	146,091	1,515,721	—	9,887	9,887	1,377,934	1%
Heritage Hills Irvine	56,838	486,920	—	—	—	158,947	—
Runkle Canyon	47,963	140,568	—	43,586	43,586	95,926	31%
Treasure Island Community Development	42,559	118,039	—	25,744	25,744	85,149	23%
Ballpark Village	34,215	102,738	—	25,235	25,235	70,430	26%
Krome Groves Land Trust	21,404	89,619	9,015	19,240	28,255	59,126	32%
Willow Springs Properties	18,998	34,176	—	—	—	32,264	—
MS Rialto Residential Holdings	18,819	76,153	—	—	—	73,953	—
LS Terracina	17,412	35,161	—	—	—	34,824	—
10 largest JV investments	659,780	3,722,243	9,015	189,044	198,059	2,947,825	6%
Other JVs	126,103	654,258	31,836	303,704	335,540	287,590	54%
Total	$785,883	4,376,501	40,851	492,748	533,599	3,235,415	14%
Land seller debt and other debt (3)			—	323,995	323,995
Total JV debt			$40,851	816,743	857,594

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets, debt and equity. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)
The amounts presented above for the newly formed FivePoint entity are preliminary and will be adjusted when additional information is obtained once this new entity completes its accounting for the business combination and up to the measurement period (a period of up to one year from the FivePoint combination).

(3)	The Heritage Hills Irvine JV has a $320 million non-recourse note payable to Heritage Fields El Toro, which is included in land seller debt and other debt line item in the table.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2016	May 31, 2016	November 30, 2015
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$63,182	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	97,417	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	28,206	32,344
Rialto Capital CMBS Funds	2014	111,753	111,753	47,057	47,057	46,712	23,233
Rialto Real Estate Fund III	2015	818,248	—	100,000	—	1,685	—
Rialto Credit Partnership, LP	2016	220,000	8,900	19,999	809	797	—
Other investments						741	775
						$238,740	224,869
During the three and six months ended May 31, 2016, Rialto's share of earnings from unconsolidated entities was $6.9 million and $8.4 million, respectively. During the three and six months ended May 31, 2015, Rialto's share of earnings from unconsolidated entities was $7.3 million and $10.0 million, respectively.
As manager of real estate funds, we are entitled to receive additional revenue through carried interest if the funds meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. Advance distributions received in the three and six months ended May 31, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2016	2015	2016	2015
Rialto Real Estate Fund, LP	$1,540	2,520	6,093	$5,964
Rialto Real Estate Fund II, LP	85	2,244	85	5,291
Rialto Mezzanine Partners Fund, LP	225	—	300	—
Rialto Capital CMBS Funds	634	—	951	—
	$2,484	4,764	7,429	$11,255
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on May 31, 2016, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$163,925	50,373	113,552
Rialto Real Estate Fund II, LP (1)	33,987	9,469	24,518
	$197,912	59,842	138,070

(1)	Net of interests of participating employees (refer to paragraph below).
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in the Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of termination of employment.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$122,120	188,147
Loans receivable	388,105	473,997
Real estate owned	597,915	506,609
Investment securities	1,231,257	1,092,476
Investments in partnerships	421,272	429,979
Other assets	42,889	30,340
	$2,803,558	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$24,702	29,462
Notes payable	524,416	374,498
Equity	2,254,440	2,317,588
	$2,803,558	2,721,548
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$51,240	39,320	95,536	81,058
Costs and expenses	20,704	25,082	41,603	48,087
Other income, net (1)	26,710	55,477	11,548	61,351
Net earnings of unconsolidated entities	$57,246	69,715	65,481	94,322
Rialto equity in earnings from unconsolidated entities	$6,864	7,328	8,361	9,992
Rialto's investments in unconsolidated entities			$238,740	195,135
Equity of the unconsolidated entities			$2,254,440	1,995,022
Rialto's investment % in the unconsolidated entities			11%	10%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At May 31, 2016, Lennar Multifamily had equity investments in 31 unconsolidated entities that are engaged in multifamily residential developments (of which 21 had non-recourse debt and 10 had no debt), compared to 29 unconsolidated entities at November 30, 2015. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In 2015, the Lennar Multifamily segment completed the initial closing of the Venture for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the six months ended May 31, 2016, the Venture received an additional $300 million of equity commitments, increasing its total equity commitments to $1.4 billion, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 22 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 6,700 apartments with projected project costs of $2.1 billion as of May 31, 2016. During the six months ended May 31, 2016, $224.6 million in equity commitments were called, of which we contributed our portion of $90.1 million. During the six months ended May 31, 2016, we received distributions of $43.6 million as a return of capital from the Venture. As of May 31, 2016, $500.0 million of the $1.4 billion in equity commitments had been called, of which we have contributed our portion of $179.5 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment by us of $324.5 million. As of May 31, 2016 and November 30,

2015, the carrying value of our investment in the Venture was $172.5 million and $122.5 million, respectively. Subsequent to May 31, 2016, the Venture received an additional $550 million of equity commitments, increasing its total equity commitments to approximately $2 billion.
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
Additionally, the joint ventures obtain third-party debt to fund a portion of the acquisition, development and construction costs of the rental projects. The joint venture agreements usually permit, but do not require, the joint ventures to make additional capital calls in the future. However, the joint venture debt does not have repayment or maintenance guarantees. Neither we nor the other equity partners are a party to the debt instruments. In some cases, we agree to provide credit support in the form of a letter of credit provided to the bank.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2016.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$58,962	39,579
Operating properties and equipment	1,748,003	1,398,244
Other assets	41,778	25,925
	$1,848,743	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$241,079	179,551
Notes payable	578,662	466,724
Equity	1,029,002	817,473
	$1,848,743	1,463,748

Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$9,649	3,075	17,963	5,169
Costs and expenses	14,058	5,081	25,730	8,075
Other income, net	30,272	—	70,394	—
Net earnings (loss) of unconsolidated entities	$25,863	(2,006)	62,627	(2,906)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$14,008	(422)	$33,694	(600)
Lennar Multifamily's investments in unconsolidated entities			$304,171	129,818
Equity of the unconsolidated entities			$1,029,002	528,408
Lennar Multifamily's investment % in the unconsolidated entities (2)			30%	25%

(1)
For the three months ended May 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $15.4 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities. For the six months ended May 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $35.8 million share of gains as a result of the sale of two operating properties by its unconsolidated entities.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at May 31, 2016 and 2015:

	Controlled Homesites
May 31, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,819	470	18,289	55,271	73,560
Central	5,632	1,135	6,767	19,822	26,589
West	2,383	4,466	6,849	37,531	44,380
Houston	1,272	—	1,272	11,498	12,770
Other	1,572	—	1,572	6,662	8,234
Total homesites	28,678	6,071	34,749	130,784	165,533

	Controlled Homesites
May 31, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,830	503	18,333	53,798	72,131
Central	4,951	1,135	6,086	21,039	27,125
West	1,803	4,829	6,632	39,254	45,886
Houston	2,166	—	2,166	12,161	14,327
Other	1,611	—	1,611	6,845	8,456
Total homesites	28,361	6,467	34,828	133,097	167,925
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
During the six months ended May 31, 2016, consolidated inventory not owned increased by $75.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $83.4 million and $89.2 million at May 31, 2016 and November 30, 2015, respectively. Additionally, we had posted $73.9 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2016 and November 30, 2015, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, except for:

•
In March 2016, we issued $500 million aggregate principal amount of 4.750% Senior Notes. We used the net proceeds from the sales of the 4.750% Senior Notes to retire our 6.50% senior notes due April 2016 for 100% of the outstanding principal amount, plus accrued and unpaid interest.

•	During the six months ended May 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted and exchanged by the holders.

•	During the six months ended May 31, 2016, holders converted approximately $68 million in aggregate principal amount of the 3.25% Convertible Senior Notes.

•
As of May 31, 2016, we had $375 million of outstanding borrowings under the Credit Facility. The maturity for $1.3 billion of the Credit Facility was in June 2019, with the remainder maturing in June 2018.

•	As of May 31, 2016, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $111.1 million and $854.1 million, respectively.
The following summarizes our contractual obligations of our long-term debt and interest commitments as of May 31, 2016:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2016	December 1, 2016 through November 30, 2017	December 1, 2017 through November 30, 2019	December 1, 2019 through November 30, 2021	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,350,841	46,818	519,273	2,411,003	855,201	1,518,546
Lennar Financial Services - Notes and other debts payable	854,055	854,055	—	—	—	—
Rialto - Notes and other debts payable (2)	546,265	151,945	41,771	352,549	—	—
Interest commitments under interest bearing debt (3)	1,149,106	150,698	266,862	374,409	199,249	157,888

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to, or callable by, us at earlier dates than the maturity dates disclosed in this table. The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Amount includes notes payable and other debts payable of $351.3 million related to Rialto's 7.00% Senior Notes, $30.3 million related to Rialto's 5-year senior unsecured note, $111.1 million related to the Rialto warehouse repurchase financing agreements and $29.0 million related to Rialto's structured note offerings with an estimated final payment date of August 15, 2017. These amounts exclude debt issuance costs.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of May 31, 2016.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2016, we had access to 34,749 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2016, we had $83.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $73.9 million of letters of credit in lieu of cash deposits under certain option contracts.

At May 31, 2016, we had letters of credit outstanding in the amount of $487.4 million (which included $73.9 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2016, we had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2016, there were approximately $468.4 million, or 36%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.6 billion at May 31, 2016. Loans in process for which interest rates were committed to the borrowers totaled approximately $713.5 million as of May 31, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2016, we had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through August 2016 and open future contracts in the amount of $444 million with settlement dates through March 2023.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
In March 2016, we issued $500 million aggregate principal amount of 4.750% senior notes due 2021. We used the net proceeds from the sales of the 4.750% senior notes due 2021 to retire our 6.50% senior notes due April 2016 for 100% of the outstanding principal amount, plus accrued and unpaid interest.
During the six months ended May 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% convertible senior notes due 2020 were converted and exchanged by the holders.
During the six months ended May 31, 2016, holders converted approximately $68 million in aggregate principal amount of the 3.25% convertible senior notes due 2021.
As of May 31, 2016, we had $375 million of outstanding borrowings under our unsecured revolving credit facility. As of May 31, 2016, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $111.1 million and $854.1 million, respectively.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2016

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2016	2017	2018	2019	2020	2021	Thereafter	Total	2016
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$29.3	435.2	657.0	1,377.9	2.8	840.7	1,518.5	4,861.4	5,297.5
Average interest rate	3.9%	11.4%	5.6%	4.4%	3.7%	4.2%	4.8%	5.3%	—
Variable rate	$17.5	84.1	42.3	333.8	0.6	11.1	—	489.4	507.8
Average interest rate	3.5%	3.2%	2.3%	2.3%	4.5%	7.2%	—	2.7%	—
Rialto:
Notes and other debts payable:
Fixed rate	$40.8	11.5	1.3	351.3	—	—	—	404.9	424.5
Average interest rate	4.6%	0.6%	5.9%	7.0%	—	—	—	6.6%	—
Variable rate	$111.1	30.3	—	—	—	—	—	141.4	141.3
Average interest rate	5.1%	4.5%	—	—	—	—	—	4.9%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$854.1	—	—	—	—	—	—	854.1	854.1
Average interest rate	2.7%	—	—	—	—	—	—	2.7%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $109 million as of May 31, 2016. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, we will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that we will be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimated the appeal of the case would be concluded.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2016:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2016	13,238	$43.63	—	6,218,968
April 1 to April 30, 2016	3,864	$45.31	—	6,218,968
May 1 to May 31, 2016	—	$—	—	6,218,968

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

On May 18, 2016, we settled conversion requests relating to approximately $65 million aggregate principal amount of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) by issuing 1.5 million shares of Class A common stock and paying approximately $65 million in cash, representing the face amount of the 2.75% Convertible Senior Notes. As a result, during the three months ended May 31, 2016, approximately $67 million aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted or exchanged by the holders for approximately $67 million in cash and 1.6 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges. The 2.75% Convertible Senior Notes were convertible at a conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount. We issued the Class A common stock in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of that Act.
During the three months ended May 31, 2016, holders converted approximately $68 million in aggregate principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) for 2.9 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at a conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of 3.25% Convertible Senior Notes. We issued the Class A common stock upon conversion of the 3.25% Convertible Senior Notes in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of that Act.

Item 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, filed on July 1, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

7/1/2016	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

7/1/2016	/s/ David M. Collins
David M. Collins
Controller