Form 10-Q
period 2016-08-31
LENNAR CORP /NEW/
filed 2016-10-04
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of August 31, 2016:
Class A 196,500,243
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2016 (1)	2015 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$567,708	893,408
Restricted cash	5,452	13,505
Receivables, net	78,986	74,538
Inventories:
Finished homes and construction in progress	4,335,302	3,957,167
Land and land under development	5,193,420	4,724,578
Consolidated inventory not owned	127,024	58,851
Total inventories	9,655,746	8,740,596
Investments in unconsolidated entities	796,499	741,551
Other assets	637,546	609,222
	11,741,937	11,072,820
Rialto	1,196,653	1,505,500
Lennar Financial Services	1,527,556	1,425,837
Lennar Multifamily	532,574	415,352
Total assets	$14,998,720	14,419,509

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

As of August 31, 2016, total assets include $596.6 million related to consolidated VIEs of which $9.7 million is included in Lennar Homebuilding cash and cash equivalents, $0.1 million in Lennar Homebuilding receivables, net, $46.9 million in Lennar Homebuilding finished homes and construction in progress, $113.8 million in Lennar Homebuilding land and land under development, $127.0 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $16.5 million in Lennar Homebuilding other assets, $251.5 million in Rialto assets and $26.6 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2016 (2)	2015 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$459,183	475,909
Liabilities related to consolidated inventory not owned	108,443	51,431
Senior notes and other debts payable	4,920,848	5,025,130
Other liabilities	867,367	899,815
	6,355,841	6,452,285
Rialto	632,562	866,224
Lennar Financial Services	1,140,215	1,083,978
Lennar Multifamily	107,196	66,950
Total liabilities	8,235,814	8,469,437
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2016 and November 30, 2015 - 300,000,000 shares; Issued: August 31, 2016 - 197,412,050 shares and November 30, 2015 - 180,658,550 shares	19,741	18,066
Class B common stock of $0.10 par value; Authorized: August 31, 2016 and November 30, 2015 - 90,000,000 shares; Issued: August 31, 2016 - 32,982,815 shares and November 30, 2015 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,628,398	2,305,560
Retained earnings	4,001,905	3,429,736
Treasury stock, at cost; August 31, 2016 - 911,807 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2015 - 815,959 shares of Class A common stock and 1,679,620 shares of Class B common stock	(108,930)	(107,755)
Accumulated other comprehensive income	1,123	39
Total stockholders’ equity	6,545,535	5,648,944
Noncontrolling interests	217,371	301,128
Total equity	6,762,906	5,950,072
Total liabilities and equity	$14,998,720	14,419,509

(2)
As of August 31, 2016, total liabilities include $136.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $2.7 million is included in Lennar Homebuilding accounts payable, $108.4 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.7 million in Lennar Homebuilding other liabilities, $12.1 million in Rialto liabilities and $11.9 million in Lennar Multifamily liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Revenues:
Lennar Homebuilding	$2,496,969	2,232,318	6,734,335	5,789,788
Lennar Financial Services	191,444	168,748	491,340	463,460
Rialto	63,885	51,554	152,434	160,682
Lennar Multifamily	81,596	39,078	195,264	114,511
Total revenues	2,833,894	2,491,698	7,573,373	6,528,441
Costs and expenses:
Lennar Homebuilding	2,164,027	1,913,283	5,844,520	5,003,940
Lennar Financial Services	138,196	129,311	379,073	369,443
Rialto	62,306	53,323	155,416	161,610
Lennar Multifamily	84,007	47,072	204,244	136,293
Corporate general and administrative	61,164	56,494	164,634	150,355
Total costs and expenses	2,509,700	2,199,483	6,747,887	5,821,641
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(18,034)	13,300	(24,667)	48,693
Lennar Homebuilding other income, net	30,947	4,189	46,391	10,305
Other interest expense	(973)	(2,812)	(3,323)	(10,701)
Rialto equity in earnings from unconsolidated entities	5,976	7,590	14,337	17,582
Rialto other income (expense), net	(7,612)	1,172	(27,888)	28
Lennar Multifamily equity in earnings from unconsolidated entities	5,060	5,004	38,754	4,404
Earnings before income taxes	339,558	320,658	869,090	777,111
Provision for income taxes	(106,427)	(95,621)	(266,469)	(250,573)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	233,131	225,037	602,621	526,538
Less: Net earnings (loss) attributable to noncontrolling interests	(2,711)	1,725	4,230	5,247
Net earnings attributable to Lennar	$235,842	223,312	598,391	521,291
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	639	(400)	1,121	(294)
Reclassification adjustments for gains included in earnings, net of tax	(31)	—	(37)	(23)
Other comprehensive income attributable to Lennar	$236,450	222,912	599,475	520,974
Other comprehensive income (loss) attributable to noncontrolling interests	$(2,711)	1,725	4,230	5,247
Basic earnings per share	$1.04	1.07	2.74	2.53
Diluted earnings per share	$1.01	0.96	2.59	2.25
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2016	2015
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$602,621	526,538
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	35,785	30,450
Amortization of discount/premium and accretion on debt, net	11,901	15,107
Equity in earnings from unconsolidated entities	(28,424)	(70,679)
Distributions of earnings from unconsolidated entities	52,787	43,343
Share-based compensation expense	34,628	32,199
Excess tax benefits from share-based awards	(7,039)	(113)
Deferred income tax expense (benefit)	53,833	(3,890)
Loss on retirement of debt and notes payable	1,569	3,206
Gain on sale of operating properties and equipment	(12,559)	(5,945)
Unrealized and realized gains on real estate owned	(17,251)	(14,879)
Impairments of loans receivable and real estate owned	26,893	16,225
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	9,817	17,664
Changes in assets and liabilities:
Decrease in restricted cash	16,820	21,405
Decrease in receivables	40,108	44,145
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(892,208)	(1,284,106)
Increase in other assets	(34,753)	(40,747)
Decrease (increase) in loans held-for-sale	126,484	(467,925)
(Decrease) increase in accounts payable and other liabilities	(24,092)	49,588
Net cash used in operating activities	(3,080)	(1,088,414)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	—	717
Net additions of operating properties and equipment	(54,847)	(60,924)
Proceeds from the sale of operating properties and equipment	17,450	73,732
Investments in and contributions to unconsolidated entities	(320,047)	(116,739)
Distributions of capital from unconsolidated entities	209,820	80,177
Proceeds from sales of real estate owned	66,638	88,565
Improvements to real estate owned	(2,998)	(6,055)
Receipts of principal payments on loans receivable and other	57,733	14,225
Purchases of loans receivable and real estate owned	(249)	—
Originations/purchases of loans receivable	(56,507)	(22,545)
Purchase of investment carried at cost	—	(18,000)
Purchases of commercial mortgage-backed securities bonds	(33,005)	—
Acquisition, net of cash acquired	(725)	—
Purchases of Lennar Homebuilding investments available-for-sale	—	(28,093)
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	2,086	(4,421)
Purchases of Lennar Financial Services investment securities	(20,936)	(33,702)
Proceeds from maturities/sales of Lennar Financial Services investments securities	18,912	17,382
Net cash used in investing activities	$(116,675)	(15,681)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2016	2015
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$125,000	575,000
Net (repayments) borrowings under warehouse facilities	(137,325)	294,015
Proceeds from senior notes	499,024	750,625
Debt issuance costs	(3,981)	(7,210)
Redemption of senior notes	(250,000)	(500,000)
Conversions and exchanges on convertible senior notes	(233,893)	(168,854)
Principal payments on Rialto notes payable including structured notes	(4,121)	(28,247)
Proceeds from other borrowings	34,095	87,905
Principal payments on other borrowings	(133,899)	(232,925)
Receipts related to noncontrolling interests	266	1,475
Payments related to noncontrolling interests	(98,178)	(105,830)
Excess tax benefits from share-based awards	7,039	113
Common stock:
Issuances	19,471	9,406
Repurchases	(19,871)	(23,133)
Dividends	(26,222)	(24,765)
Net cash (used in) provided by financing activities	(222,595)	627,575
Net decrease in cash and cash equivalents	(342,350)	(476,520)
Cash and cash equivalents at beginning of period	1,158,445	1,281,814
Cash and cash equivalents at end of period	$816,095	805,294
Summary of cash and cash equivalents:
Lennar Homebuilding	$567,708	595,719
Rialto	133,103	106,731
Lennar Financial Services	110,164	99,305
Lennar Multifamily	5,120	3,539
	$816,095	805,294
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash distributions from unconsolidated entities	$16,331	—
Conversion of convertible senior notes to equity	$243,009	—
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	28,093
Inventory acquired in partner buyout	$—	64,440
Non-cash sale of operating properties and equipment	$—	(59,397)
Purchases of inventories and other assets financed by sellers	$92,368	46,521
Non-cash contributions to unconsolidated entities	$59,262	126,411
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$7,842	14,683
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$111,347	—
Operating properties and equipment and other assets	$—	(17,421)
Investments in unconsolidated entities	$(2,445)	2,948
Liabilities related to consolidated inventory not owned	$(96,424)	—
Other liabilities	$—	1,220
Noncontrolling interests	$(12,478)	13,253

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2016 are not necessarily indicative of the results to be expected for the full year.
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

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Homebuilding East	$3,621,564	3,140,604
Homebuilding Central	1,494,703	1,421,195
Homebuilding West	4,527,360	4,157,616
Homebuilding Houston	495,216	481,386
Homebuilding Other	825,798	858,000
Rialto	1,196,653	1,505,500
Lennar Financial Services	1,527,556	1,425,837
Lennar Multifamily	532,574	415,352
Corporate and unallocated	777,296	1,014,019
Total assets	$14,998,720	14,419,509

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Revenues:
Homebuilding East	$1,002,584	913,184	2,615,936	2,362,102
Homebuilding Central	422,504	322,242	1,117,034	835,259
Homebuilding West	671,122	639,593	1,940,520	1,649,727
Homebuilding Houston	199,800	204,948	528,097	525,852
Homebuilding Other	200,959	152,351	532,748	416,848
Lennar Financial Services	191,444	168,748	491,340	463,460
Rialto	63,885	51,554	152,434	160,682
Lennar Multifamily	81,596	39,078	195,264	114,511
Total revenues (1)	$2,833,894	2,491,698	7,573,373	6,528,441
Operating earnings (loss):
Homebuilding East (2)	$161,789	147,055	389,433	365,154
Homebuilding Central	44,627	32,152	110,629	77,919
Homebuilding West (3)	92,308	114,499	294,949	299,324
Homebuilding Houston	23,132	26,665	59,087	66,418
Homebuilding Other	23,026	13,341	54,118	25,330
Lennar Financial Services	53,248	39,437	112,267	94,017
Rialto	(57)	6,993	(16,533)	16,682
Lennar Multifamily	2,649	(2,990)	29,774	(17,378)
Total operating earnings	400,722	377,152	1,033,724	927,466
Corporate general and administrative expenses	61,164	56,494	164,634	150,355
Earnings before income taxes	$339,558	320,658	869,090	777,111

(1)
Total revenues were net of sales incentives of $152.3 million ($22,500 per home delivered) and $402.2 million ($22,000 per home delivered) for the three and nine months ended August 31, 2016, respectively, compared to $130.6 million ($20,700 per home delivered) and $353.1 million ($21,300 per home delivered) for the three and nine months ended August 31, 2015, respectively.

(2)	For both the three and nine months ended August 31, 2016, operating earnings included a gain of $8.7 million on the sale of a clubhouse.

(3)
For the three and nine months ended August 31, 2016, operating earnings included the Company's share of costs associated with the FivePoint combination and the Company's share of net operating losses associated with the new FivePoint unconsolidated entity, partially offset by $17.4 million of management fee income related to a Lennar Homebuilding strategic joint venture for the three months ended August 31, 2016 and $30.1 million of management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures for the nine months ended August 31, 2016. For the three and nine months ended August 31, 2015, operating earnings included $21.5 million and $64.5 million, respectively, of equity in earnings from one of the Company's unconsolidated entities. For additional details refer to Note 3.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Revenues	$43,889	141,599	352,251	765,346
Costs and expenses	110,649	127,678	409,219	580,696
Other income	—	46,400	—	49,343
Net earnings (loss) of unconsolidated entities	$(66,760)	60,321	(56,968)	233,993
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(18,034)	13,300	(24,667)	48,693

For both the three and nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of costs associated with the FivePoint combination and the Company’s share of net operating losses associated with the new FivePoint unconsolidated entity. For the nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was partially offset by equity in earnings from one of the Company's unconsolidated entities primarily due to sales of homesites to third parties.
For the three months ended August 31, 2015, Lennar Homebuilding equity in earnings included $21.5 million of equity in earnings from one of the Company's unconsolidated entities primarily due to a gain on debt extinguishment and sales of approximately 40 homesites to third parties. For the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings included $64.5 million of equity in earnings from one of the Company's unconsolidated entities primarily due to sales of approximately 700 homesites and a commercial property to third parties and a gain on debt extinguishment. In addition, for the nine months ended August 31, 2015, net earnings of unconsolidated entities included sales of 300 homesites to Lennar by one of the Company’s unconsolidated entities that resulted in $49.3 million of gross profit, of which the Company's portion was deferred.
Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$369,203	248,980
Inventories	3,798,070	3,059,054
Other assets	1,354,826	465,404
	$5,522,099	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$854,568	288,192
Debt	865,496	792,886
Equity	3,802,035	2,692,360
	$5,522,099	3,773,438
On May 2, 2016 (the “Closing Date”), the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a newly formed FivePoint entity. The fair values of the assets contributed to the newly formed FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and will be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by Lennar and its venture partner in a new unconsolidated entity. The transactions did not have a material impact to the Company’s financial position or cash flows. The Company recorded its share of combination costs in equity in loss from unconsolidated entities on the condensed consolidated statement of operations for the three and nine months ended August 31, 2016.

As of August 31, 2016 and November 30, 2015, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $796.5 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2016 and November 30, 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the newly formed FivePoint entity, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales to the Company.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,792	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	137,152	146,760
Non-recourse debt without completion guarantees	306,929	260,734
Non-recourse debt to the Company	816,868	781,905
The Company’s maximum recourse exposure (1)	48,628	10,981
Total debt	$865,496	792,886
The Company’s maximum recourse exposure as a % of total JV debt	6%	1%

(1)	The increase in the Company's maximum recourse exposure was primarily related to the Company providing a repayment guarantee on an unconsolidated entity's debt.
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
As of both August 31, 2016 and November 30, 2015, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2016, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2016 and 2015:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	602,621	—	—	—	—	—	598,391	4,230
Employee stock and directors plans	501	124	—	1,552	(1,175)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	242,406	1,551	—	240,855	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	45,803	—	—	45,803	—	—	—	—
Amortization of restricted stock	34,628	—	—	34,628	—	—	—	—
Cash dividends	(26,222)	—	—	—	—	—	(26,222)	—
Receipts related to noncontrolling interests	266	—	—	—	—	—	—	266
Payments related to noncontrolling interests	(98,178)	—	—	—	—	—	—	(98,178)
Non-cash distributions to noncontrolling interests	(5,033)	—	—	—	—	—	—	(5,033)
Non-cash consolidations, net	12,478	—	—	—	—	—	—	12,478
Non-cash activity related to noncontrolling interests	2,480	—	—	—	—	—	—	2,480
Other comprehensive income, net of tax	1,084	—	—	—	—	1,084	—	—
Balance at August 31, 2016	$6,762,906	19,741	3,298	2,628,398	(108,930)	1,123	4,001,905	217,371

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2014	$5,251,302	17,424	3,298	2,239,574	(93,440)	130	2,660,034	424,282
Net earnings (including net earnings attributable to noncontrolling interests)	526,538	—	—	—	—	—	521,291	5,247
Employee stock and directors plans	(12,727)	121	—	1,411	(14,259)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	—	415	—	(415)	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	17,419	—	—	17,419	—	—	—	—
Amortization of restricted stock	32,095	—	—	32,095	—	—	—	—
Cash dividends	(24,765)	—	—	—	—	—	(24,765)	—
Receipts related to noncontrolling interests	1,475	—	—	—	—	—	—	1,475
Payments related to noncontrolling interests	(105,830)	—	—	—	—	—	—	(105,830)
Non-cash deconsolidations, net	(13,253)	—	—	—	—	—	—	(13,253)
Non-cash activity related to noncontrolling interests	2,760	—	—	—	—	—	—	2,760
Other comprehensive loss, net of tax	(317)	—	—	—	—	(317)	—	—
Balance at August 31, 2015	$5,674,697	17,960	3,298	2,290,084	(107,699)	(187)	3,156,560	314,681

(5)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$(106,427)	(95,621)	(266,469)	(250,573)
Effective tax rate (1)	31.09%	29.98%	30.81%	32.46%

(1)
For the three months ended August 31, 2016, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. For the nine months ended August 31, 2016, the effective tax rate included tax benefits for (1) a settlement with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense. For both the three and nine months ended August 31, 2015, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and interest accrued on uncertain tax positions.

As of August 31, 2016 and November 30, 2015, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $320.1 million and $340.7 million, respectively.
At both August 31, 2016 and November 30, 2015, the Company had $12.3 million of gross unrecognized tax benefits.
At August 31, 2016, the Company had $45.2 million accrued for interest and penalties, of which $2.4 million was accrued during the nine months ended August 31, 2016. In addition, during the nine months ended August 31, 2016, the Company's accrual for interest and penalties was reduced by $22.3 million due primarily to a settlement with the IRS. At November 30, 2015, the Company had $65.1 million accrued for interest and penalties.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net earnings attributable to Lennar	$235,842	223,312	598,391	521,291
Less: distributed earnings allocated to nonvested shares	81	91	256	271
Less: undistributed earnings allocated to nonvested shares	2,232	2,313	5,798	5,431
Numerator for basic earnings per share	233,529	220,908	592,337	515,589
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	258	1,044	864	2,842
Plus: interest on 3.25% convertible senior notes due 2021	964	1,982	4,836	5,946
Plus: undistributed earnings allocated to convertible shares	2,232	2,313	5,797	5,430
Less: undistributed earnings reallocated to convertible shares	2,162	2,093	5,484	4,870
Numerator for diluted earnings per share	$234,305	222,066	596,622	519,253
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	223,549	206,439	215,814	204,120
Effect of dilutive securities:
Share-based payments	3	7	4	9
Convertible senior notes	8,266	24,102	14,399	26,506
Denominator for diluted earnings per share - weighted average common shares outstanding	231,818	230,548	230,217	230,635
Basic earnings per share	$1.04	1.07	2.74	2.53
Diluted earnings per share	$1.01	0.96	2.59	2.25

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 8) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For both the three and nine months ended August 31, 2016 and 2015, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$110,164	106,777
Restricted cash	13,910	13,961
Receivables, net (1)	374,769	242,808
Loans held-for-sale (2)	800,139	843,252
Loans held-for-investment, net	29,704	30,998
Investments held-to-maturity	34,746	40,174
Investments available-for-sale (3)	51,535	42,827
Goodwill	39,838	38,854
Other (4)	72,751	66,186
	$1,527,556	1,425,837
Liabilities:
Notes and other debts payable	$913,040	858,300
Other (5)	227,175	225,678
	$1,140,215	1,083,978

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2016 and November 30, 2015, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income.

(4)
As of August 31, 2016 and November 30, 2015, other assets included mortgage loan commitments carried at fair value of $20.7 million and $13.1 million, respectively, and mortgage servicing rights carried at fair value of $18.4 million and $16.8 million, respectively. In addition, other assets also included forward contracts carried at fair value of $0.5 million as of November 30, 2015.

(5)
As of August 31, 2016 and November 30, 2015, other liabilities included $58.4 million and $65.0 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $2.0 million as of August 31, 2016.

At August 31, 2016, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2016 (1)	$300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
364-day warehouse repurchase facility that matures June 2017	600,000
Total	$1,350,000

(1)	Subsequent to August 31, 2016, the warehouse repurchase facility maturity date was extended to September 2017.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $912.7 million and $858.3 million at August 31, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $960.4 million and $916.9 million at August 31, 2016 and November 30, 2015, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Loan origination liabilities, beginning of period	$20,994	13,660	19,492	11,818
Provision for losses	1,288	1,147	3,186	3,174
Adjustments to pre-existing provisions for losses from changes in estimates	1,224	—	1,224	—
Payments/settlements	(17)	—	(413)	(185)
Loan origination liabilities, end of period	$23,489	14,807	23,489	14,807

(8)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$133,103	150,219
Restricted cash (1)	6,499	15,061
Receivables, net (2)	—	154,948
Loans held-for-sale (3)	228,931	316,275
Loans receivable, net	145,813	164,826
Real estate owned - held-for-sale	170,524	183,052
Real estate owned - held-and-used, net	111,619	153,717
Investments in unconsolidated entities	241,680	224,869
Investments held-to-maturity	60,928	25,625
Other	97,556	116,908
	$1,196,653	1,505,500
Liabilities:
Notes and other debts payable	$576,448	771,728
Other	56,114	94,496
	$632,562	866,224

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
Rialto costs and expenses included loan impairments of $4.3 million and $11.1 million for the three and nine months ended August 31, 2016, respectively, and $4.5 million and $7.3 million for the three and nine months ended August 31, 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the three and nine months ended August 31, 2016 Rialto operating loss included a net loss attributable to noncontrolling interests of $6.0 million and $10.6 million, respectively. For the three and nine months ended August 31, 2015, Rialto operating earnings included a net loss attributable to the noncontrolling interests of $2.0 million and $4.5 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Realized gains on REO sales, net	$4,337	6,178	13,575	13,852
Unrealized losses on transfer of loans receivable to REO and impairments, net	(6,617)	(3,124)	(12,166)	(7,892)
REO and other expenses	(13,006)	(14,714)	(39,964)	(43,123)
Rental and other income (1)	7,674	12,832	10,667	37,191
Rialto other income (expense), net	$(7,612)	1,172	(27,888)	28

(1)
Rental and other income for the nine months ended August 31, 2016, included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio. The hospital is managed by a third-party management company.

Loans Receivable
The following table represents loans receivable, net by type:

(In thousands)	August 31, 2016	November 30, 2015
Nonaccrual loans: FDIC and Bank Portfolios	$62,092	88,694
Accrual loans	83,721	76,132
Loans receivable, net	$145,813	164,826
The nonaccrual loan portfolios consist primarily of loans acquired at a discount. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC (“FDIC Portfolios”). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2016, these consolidated LLCs had total combined assets and liabilities of $251.5 million and $12.1 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
In addition in 2010, Rialto acquired 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions.
Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of August 31, 2016 and November 30, 2015, management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated, and therefore, accounts for these assets in accordance with ASC 310-10, Receivables.
As of August 31, 2016, accrual loans included $83.7 million of floating and fixed rate commercial property loans maturing between October 2017 and August 2018.

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
August 31, 2016

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$96,220	44,752	124	44,876
Single family homes	18,283	2,166	4,984	7,150
Commercial properties	11,448	1,372	508	1,880
Other	56,443	278	7,908	8,186
Loans receivable	$182,394	48,568	13,524	62,092
November 30, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$145,417	59,740	1,165	60,905
Single family homes	39,659	8,344	3,459	11,803
Commercial properties	13,458	1,368	1,085	2,453
Other	78,279	—	13,533	13,533
Loans receivable	$276,813	69,452	19,242	88,694

The average recorded investment in impaired loans was approximately $75 million and $112 million for the nine months ended August 31, 2016 and 2015, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Allowance on nonaccrual loans, beginning of the period	$29,186	40,593	35,625	58,326
Provision for loan losses	4,330	4,497	11,051	7,306
Charge-offs	(6,924)	(6,707)	(20,084)	(27,249)
Allowance on nonaccrual loans, end of the period	$26,592	38,383	26,592	38,383

For accrual loans an allowance is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. Based on Rialto's segment assessment, no allowance for loan losses were recorded for its accrual loans as of August 31, 2016 and November 30, 2015.

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
The following tables represent the activity in REO:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
REO - held-for-sale, beginning of period	$180,547	195,386	183,052	190,535
Improvements	575	1,023	2,170	4,318
Sales	(18,889)	(26,575)	(52,840)	(74,713)
Impairments and unrealized losses	(6,669)	(3,127)	(15,016)	(7,499)
Transfers from held-and-used, net (1)	14,960	19,031	53,158	73,097
REO - held-for-sale, end of period	$170,524	185,738	170,524	185,738

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
REO - held-and-used, net, beginning of period	$125,406	213,748	153,717	255,795
Additions	1,013	1,367	12,316	15,710
Improvements	706	309	828	1,737
Impairments	(23)	(7)	(826)	(1,420)
Depreciation	(523)	(520)	(1,258)	(1,895)
Transfers to held-for-sale (1)	(14,960)	(19,031)	(53,158)	(73,097)
Other	—	—	—	(964)
REO - held-and-used, net, end of period	$111,619	195,866	111,619	195,866

(1)
During the three and nine months ended August 31, 2016 and 2015, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and nine months ended August 31, 2016, the Company recorded net gains (losses) of ($0.4) million and $1.6 million, respectively, from acquisitions of REO through foreclosure. For the three and nine months ended August 31, 2015, the Company recorded net losses of $0.3 million and $0.1 million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto other income (expense), net.
Rialto Mortgage Finance - loans held-for-sale
During the nine months ended August 31, 2016, RMF originated loans with a total principal balance of $1.2 billion of which $1.2 billion were recorded as loans held-for-sale and $55.7 million were recorded as accrual loans within loans receivable, net, and sold $1.3 billion of loans into seven separate securitizations. During the nine months ended August 31, 2015, RMF originated loans with a total principal balance of $2.0 billion and sold $1.6 billion of loans into eight separate securitizations. As of November 30, 2015, $151.8 million of the originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
Notes and Other Debts Payable
The Rialto segment has $350 million aggregate principal amount of 7.00% senior notes due 2018 ("7.00% Senior Notes"). Interest on the 7.00% Senior Notes is due semi-annually. At August 31, 2016 and November 30, 2015, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $348.5 million and $347.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at August 31, 2016.

At August 31, 2016, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1) (2)	$400,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1) (3)	100,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (4)	100,000
Total	$850,000

(1)	RMF uses these facilities to finance its loan origination and securitization activities.

(2)
Subsequent to August 31, 2016, the warehouse repurchase facility maturity date was extended to April 2017, with the option for an additional six month extension, and the maximum aggregate commitment was increased to $500 million.

(3)	Subsequent to August 31, 2016, the warehouse repurchase facility was amended and the maximum aggregate commitment was increased to $200 million.

(4)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this facility are held as accrual loans within loans receivable, net. As of both August 31, 2016 and November 30, 2015, borrowings under this facility were $36.3 million.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $106.6 million and $317.1 million as of August 31, 2016 and November 30, 2015, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In 2010, Rialto paid $310 million for the Bank Portfolios and for over 300 REO properties, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both August 31, 2016 and November 30, 2015, the outstanding amount related to the 5-year senior unsecured note was $30.3 million.
In May 2014, the Rialto segment issued $73.8 million principal amount of notes through a structured note offering (the “Structured Notes”) collateralized by certain assets originally acquired in the Bank Portfolios transaction at a price of 100%, with an annual coupon rate of 2.85%. Proceeds from the offering, after payment of expenses and hold backs for a cash reserve, were $69.1 million. In November 2014, the Rialto segment issued an additional $20.8 million of the Structured Notes at a price of 99.5%, with an annual coupon rate of 5.0%. Proceeds from the offering, after payment of expenses, were $20.7 million. The estimated final payment date of the Structured Notes is November 15, 2017. As of August 31, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to the Structured Notes was $27.9 million and $31.3 million, respectively.
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

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2016	August 31, 2016	November 30, 2015
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$62,659	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	96,863	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	26,310	32,344
Rialto Capital CMBS Funds	2014	111,753	111,753	47,057	47,057	47,270	23,233
Rialto Real Estate Fund III	2015	949,578	—	100,000	—	1,559	—
Rialto Credit Partnership, LP	2016	220,000	51,150	19,999	4,650	4,637	—
Other investments						2,382	775
						$241,680	224,869

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Rialto Real Estate Fund, LP	$1,127	4,158	3,397	7,948
Rialto Real Estate Fund II, LP	2,672	2,354	4,420	5,533
Rialto Mezzanine Partners Fund, LP	703	637	2,128	1,563
Rialto Capital CMBS Funds	1,471	429	3,051	2,506
Rialto Real Estate Fund III	4	—	1,387	—
Rialto Credit Partnership, LP	(1)	—	(13)	—
Other investments	—	12	(33)	32
Rialto equity in earnings from unconsolidated entities	$5,976	7,590	14,337	17,582

During the three and nine months ended August 31, 2016, Rialto received $2.1 million and $9.5 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. During the three and nine months ended August 31, 2015, Rialto received $5.0 million and $16.2 million of such advanced distributions. These advance distributions are not subject to clawbacks and are included in Rialto's revenues.
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$159,683	188,147
Loans receivable	396,543	473,997
Real estate owned	566,012	506,609
Investment securities	1,284,583	1,092,476
Investments in partnerships	413,836	429,979
Other assets	41,282	30,340
	$2,861,939	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$27,605	29,462
Notes payable	562,935	374,498
Equity	2,271,399	2,317,588
	$2,861,939	2,721,548
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Revenues	$51,485	41,278	147,021	122,336
Costs and expenses	24,472	24,937	66,075	73,024
Other income, net (1)	28,947	60,106	40,495	121,457
Net earnings of unconsolidated entities	$55,960	76,447	121,441	170,769
Rialto equity in earnings from unconsolidated entities	$5,976	7,590	14,337	17,582

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
At August 31, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $60.9 million and $25.6 million, respectively. These securities were purchased at discount rates ranging from 39% to 55% with coupon rates ranging from 2.2% to 4.0%, stated and assumed final distribution dates between November 2020 and March 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and nine months ended August 31, 2016 or 2015. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In December 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at both August 31, 2016 and November 30, 2015 and is included in Rialto's other assets.

(9)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$5,120	8,041
Land under development	148,241	115,982
Consolidated inventory not owned	18,500	5,508
Investments in unconsolidated entities	304,032	250,876
Other assets	56,681	34,945
	$532,574	415,352
Liabilities:
Accounts payable and other liabilities	$95,346	62,943
Liabilities related to consolidated inventory not owned	11,850	4,007
	$107,196	66,950

The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2016 and November 30, 2015, the fair value of the completion guarantees was immaterial. Additionally, as of August 31, 2016 and November 30, 2015, the Lennar Multifamily segment had $36.8 million and $37.9 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 11 related to the Company's performance and financial letters of credit. As of August 31, 2016 and November 30, 2015, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $628.2 million and $466.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and nine months ended August 31, 2016, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $10.0 million and $27.4 million, respectively. During the three and nine months ended August 31, 2015, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $4.6 million and $13.0 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and nine months ended August 31, 2016, the Lennar Multifamily segment provided general contractor services totaling $71.6 million and $156.5 million, respectively, which were partially offset by costs related to those services of $69.1 million and $151.4 million, respectively. During the three and nine months ended August 31, 2015, the Lennar Multifamily segment provided general contractor services totaling $34.5 million and $101.6 million, respectively, which were partially offset by costs related to those services of $33.9 million and $99.0 million, respectively.
In 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the nine months ended August 31, 2016, the Venture received an additional $850 million of equity commitments, increasing its total equity commitments to approximately $2 billion, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2016, $432.4 million in equity commitments were called, of which the Company contributed its portion of $147.6 million. During the nine months ended August 31, 2016, the Company received net distributions of $90.5 million as a return of capital from the Venture. As of August 31, 2016, $707.9 million of the approximately $2 billion in equity commitments had been called, of which the

Company has contributed $182.8 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment of $321.2 million. As of August 31, 2016 and November 30, 2015, the carrying value of the Company's investment in the Venture was $170.9 million and $122.5 million, respectively. Subsequent to August 31, 2016, the Venture received an additional $250 million of equity commitments, increasing its total equity commitments to $2.2 billion.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$106,007	39,579
Operating properties and equipment	2,007,129	1,398,244
Other assets	49,728	25,925
	$2,162,864	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$187,715	179,551
Notes payable	628,237	466,724
Equity	1,346,912	817,473
	$2,162,864	1,463,748

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Revenues	$13,796	4,067	31,759	9,236
Costs and expenses	24,611	7,174	50,341	15,249
Other income, net	20,335	13,330	90,729	13,330
Net earnings of unconsolidated entities	$9,520	10,223	72,147	7,317
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$5,060	5,004	38,754	4,404

(1)
For the three and nine months ended August 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $8.0 million and $43.8 million, respectively, share of gains as a result of the sale of one and three operating properties, respectively, by its unconsolidated entities. For both the three and nine months ended August 31, 2015, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities.

(10)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2016 and November 30, 2015 included $275.5 million and $414.9 million, respectively, of cash held in escrow for approximately three days.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2016	November 30, 2015
Unsecured revolving credit facility	$125,000	—
12.25% senior notes due 2017	398,046	396,252
4.75% senior notes due 2017	398,293	397,736
6.95% senior notes due 2018	248,355	247,632
4.125% senior notes due 2018	273,746	273,319
4.500% senior notes due 2019	497,780	497,210
4.50% senior notes due 2019	597,294	596,622
3.25% convertible senior notes due 2021	156,823	398,194
4.750% senior notes due 2021	496,352	—
4.750% senior notes due 2022	568,025	567,325
4.875% senior notes due 2023	394,073	393,545
4.750% senior notes due 2025	496,116	495,784
2.75% convertible senior notes due 2020	—	233,225
6.50% senior notes due 2016	—	249,905
Mortgage notes on land and other debt	270,945	278,381
	$4,920,848	5,025,130

The carrying amounts of the senior notes listed above are net of debt issuance costs of $23.9 million and $26.4 million, as of August 31, 2016 and November 30, 2015, respectively.
In June 2016, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $1.6 billion to $1.8 billion, including a $318 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of the Credit Facility was extended from June 2019 to June 2020, with the remaining $160 million maturing in June 2018. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at August 31, 2016. In addition, the Company had $320 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $261.8 million and $236.5 million, respectively, at August 31, 2016 and November 30, 2015. The Company’s financial letters of credit outstanding were $214.0 million and $216.7 million, at August 31, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2016, the Company had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2016, there were approximately $497.8 million, or 36%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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

The 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 6,680,405 remaining shares of Class A common stock if all the 3.25% Convertible Senior Notes outstanding principal amount is converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. For the three and nine months ended August 31, 2016, 8.3 million shares and 13.8 million shares, respectively, are included in the calculation of diluted earnings per share. For both the three and nine months ended August 31, 2015, 17.0 million shares were included in the calculation of diluted earnings per share. During the nine months ended August 31, 2016, holders converted approximately $243 million aggregate principal amount of the 3.25% Convertible Senior Notes for 10.3 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums. At August 31, 2016 and November 30, 2015, the principal amount of the 3.25% Convertible Senior Notes was $157.0 million and $400.0 million, respectively. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
During the nine months ended August 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) were converted and exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges. The 2.75% Convertible Senior Notes were convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, the Company settled the face value of the 2.75% Convertible Senior Notes in cash. Holders converted the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. For the nine months ended August 31, 2016, the calculation for diluted earnings per share included 0.6 million shares related to the dilutive effect of the 2.75% Convertible Senior Notes prior to the conversions. For the three and nine months ended August 31, 2015, the calculation for diluted earnings per share included 7.1 million shares and 9.5 million shares, respectively, related to the dilutive effect of the 2.75% Convertible Senior Notes.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Warranty reserve, beginning of period	$127,159	119,610	130,853	115,927
Warranties issued	25,382	21,873	67,952	55,665
Adjustments to pre-existing warranties from changes in estimates (1)	4,982	(111)	4,247	5,273
Payments	(23,984)	(21,676)	(69,513)	(57,169)
Warranty reserve, end of period	$133,539	119,696	133,539	119,696

(1)
The adjustments to pre-existing warranties from changes in estimates during both the three and nine months ended August 31, 2016 and 2015 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(13)	Share-Based Payments
During both the three and nine months ended August 31, 2016 and 2015, the Company granted 1.2 million nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Nonvested shares	$12,362	11,484	34,628	32,095
Stock options	—	65	—	104
Total compensation expense for share-based awards	$12,362	11,549	34,628	32,199

(14)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2016 and November 30, 2015, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2016		November 30, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$145,813	148,756	164,826	169,302
Investments held-to-maturity	Level 3	$60,928	60,226	25,625	25,227
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$29,704	28,603	30,998	29,931
Investments held-to-maturity	Level 2	$34,746	34,868	40,174	40,098
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,920,848	5,323,307	5,025,130	5,936,327
Rialto notes and other debts payable	Level 2	$576,448	596,020	771,728	803,013
Lennar Financial Services notes and other debts payable	Level 2	$913,040	913,040	858,300	858,300

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
Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is primarily based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.

Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at August 31, 2016	Fair Value at November 30, 2015
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$228,931	316,275
Credit default swaps (2)	Level 2	$4,448	6,153
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 1	$238	978
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (4)	Level 2	$800,139	843,252
Investments available-for-sale	Level 1	$51,535	42,827
Mortgage loan commitments	Level 2	$20,663	13,060
Forward contracts	Level 2	$(2,011)	531
Mortgage servicing rights	Level 3	$18,369	16,770

(1)
The aggregate fair value of Rialto loans held-for-sale of $228.9 million at August 31, 2016 exceeds their aggregate principal balance of $228.8 million by $0.1 million. The aggregate fair value of loans held-for-sale of $316.3 million at November 30, 2015 exceeds their aggregate principal balance of $314.3 million by $2.0 million.

(2)	Rialto credit default swaps are included within Rialto's other assets.

(3)	Rialto interest rate swaps and swap futures are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $800.1 million at August 31, 2016 exceeds their aggregate principal balance of $771.1 million by $29.1 million. The aggregate fair value of loans held-for-sale of $843.3 million at November 30, 2015 exceeds their aggregate principal balance of $815.0 million by $28.2 million.

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

Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2016 and November 30, 2015. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of August 31, 2016. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2015.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2016, the segment had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through November 2016.
Lennar Financial Services mortgage servicing rights- Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2016, the key assumptions used in determining the fair value include a 16.6% mortgage prepayment rate, a 12.3% discount rate and a 7.6% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.

The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(2,808)	2,836	826	(283)
Mortgage loan commitments	$1,781	(384)	7,603	5,811
Forward contracts	$(362)	(3,493)	(2,542)	4,238
Investments available-for-sale	$31	—	37	23
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(1,570)	3,466	(1,547)	2,641
Financial Liabilities:
Interest rate swaps and swap futures	$(133)	(4,740)	740	(4,308)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$639	(400)	1,121	(294)

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended August 31,
	2016		2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$18,241	199,415	16,504	318,037
Purchases/loan originations	2,275	520,510	844	719,998
Sales/loan originations sold, including those not settled	—	(491,428)	—	(528,518)
Disposals/settlements	(1,311)	—	(974)	—
Changes in fair value (1)	(836)	522	66	679
Interest and principal paydowns	—	(88)	—	(63)
Ending balance	$18,369	228,931	16,440	510,133

	Nine Months Ended August 31,
	2016		2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$16,770	316,275	17,353	113,596
Purchases/loan originations	6,269	1,174,483	1,840	1,968,692
Sales/loan originations sold, including those not settled	—	(1,259,320)	—	(1,570,101)
Disposals/settlements	(2,881)	—	(2,848)	—
Changes in fair value (1)	(1,789)	(687)	95	(1,622)
Interest and principal paydowns	—	(1,820)	—	(432)
Ending balance	$18,369	228,931	16,440	510,133

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2016			2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$52,460	48,130	(4,330)	76,138	71,641	(4,497)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	5,754	4,607	(1,147)
Land and land under development (2)	Level 3	$23,736	18,000	(5,736)	16,482	11,811	(4,671)
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$8,283	7,786	(497)	4,767	4,481	(286)
Upon management periodic valuations	Level 3	$28,850	22,678	(6,172)	9,146	6,305	(2,841)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$937	1,013	76	1,357	1,367	10
Upon management periodic valuations	Level 3	$60	37	(23)	14	7	(7)

		Nine Months Ended August 31,
		2016			2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$72,375	61,324	(11,051)	248,250	240,944	(7,306)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	52,093	41,343	(10,750)
Land and land under development (2)	Level 3	$29,418	22,925	(6,493)	16,482	11,811	(4,671)
Rialto:
REO - held-for-sale (3):
Upon acquisition/transfer	Level 3	$34,017	31,976	(2,041)	18,383	17,280	(1,103)
Upon management periodic valuations	Level 3	$63,172	50,197	(12,975)	26,008	19,612	(6,396)
REO - held-and-used, net (4):
Upon acquisition/transfer	Level 3	$8,640	12,316	3,676	14,683	15,710	1,027
Upon management periodic valuations	Level 3	$4,976	4,150	(826)	2,703	1,283	(1,420)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and nine months ended August 31, 2016 and 2015.

(2)
Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three and nine months ended August 31, 2016 and 2015.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The losses upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2016 and 2015.

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2016 and 2015.

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of August 31, 2016 and 2015, there were 691 and 670 active communities, excluding unconsolidated entities, respectively. As of August 31, 2016, the Company identified 16 communities with 444 homesites and a corresponding carrying value of $134.7 million as having potential indicators of impairment. For the nine months ended August 31, 2016, the Company recorded no impairments.
As of August 31, 2015, the Company identified 15 communities with 453 homesites and a corresponding carrying value of $74.0 million as having potential indicators of impairment. For the nine months ended August 31, 2015, the Company recorded a valuation adjustment of $15.4 million on 138 homesites in two communities with a carrying value of $68.6 million.
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
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2016. Based on the Company's evaluation, during the nine months ended August 31, 2016, the Company consolidated entities that had total combined assets of $122.1 million and liabilities of $96.4 million. During the nine months ended August 31, 2016, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	August 31, 2016	November 30, 2015
Lennar Homebuilding	$796,499	741,551
Rialto	$241,680	224,869
Lennar Multifamily	$304,032	250,876

Consolidated VIEs
As of August 31, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $596.6 million and $136.8 million, respectively. As of November 30, 2015, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $652.3 million and $84.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

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
Unconsolidated VIEs
The Company’s recorded investment in unconsolidated VIEs and its estimated maximum exposure to loss were as follows:
As of August 31, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$100,452	140,228
Rialto (2)	60,928	60,928
Lennar Multifamily (3)	224,574	574,114
	$385,954	775,270
As of November 30, 2015

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$102,706	111,215
Rialto (2)	25,625	25,625
Lennar Multifamily (3)	177,359	586,842
	$305,690	723,682

(1)
At August 31, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to a $39.6 million repayment guarantee of an unconsolidated entity's debt. At November 30, 2015, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $8.3 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtained permanent financing.

(2)
At both August 31, 2016 and November 30, 2015, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At August 31, 2016 and November 30, 2015, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $60.9 million and $25.6 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of August 31, 2016 and November 30, 2015, the remaining equity commitment of $321.2 million and $378.3 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, at August 31, 2016 and November 30, 2015, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $27.3 million and $30.0 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
As of August 31, 2016, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $321.2 million remaining equity commitment to fund the Venture for further expenditures related to the construction and development of its projects and $27.3 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $39.6 million repayment guarantee of an unconsolidated entity's debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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
During the nine months ended August 31, 2016, consolidated inventory not owned increased by $68.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $85.7 million and $89.2 million at August 31, 2016 and November 30, 2015, respectively. Additionally, the Company had posted $53.1 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2016 and November 30, 2015, respectively.

(16)	Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements. The Company is also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
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
If the District Court decision is affirmed in its entirety, the Company will purchase the property and record it at fair value, which the Company believes will not result in an impairment. The amount of interest the Company will be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $113 million as of August 31, 2016. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, the Company will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that the Company would be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimated the appeal of the case would be concluded.

(17)	Subsequent Event
On September 22, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WCI Communities, Inc. (“WCI”), under which the Company will acquire WCI through a merger for a combination of the Company’s Class A common stock and cash totaling $23.50 per share of WCI common stock. It is currently anticipated that the merger consideration payable to WCI stockholders will be $11.75 in cash and $11.75 in Class A common stock, with the Class A common stock valued at the average of its volume weighted average price on the New York Stock Exchange (“NYSE”) on each of the 10 NYSE trading days before closing. However, the Company has the right to reduce the portion of the merger consideration that will be Class A common stock and increase the portion that will be cash, including the right to make the entire merger consideration cash. The Merger Agreement provides that until October 26, 2016, WCI may actively solicit proposals from persons other than the Company. WCI can terminate the Merger Agreement to engage in a transaction that its Board of Directors deems to be more favorable to its stockholders than the transaction with the Company, unless the Company will match the deemed more favorable transaction. However, if WCI terminates the Merger Agreement to engage in another transaction, it will have to pay the Company a termination fee of $22.5 million, or $11.3 million if the more favorable transaction was proposed on or before October 26, 2016. The Merger Agreement contains customary representations and warranties by the parties, and is subject to closing conditions, including the need for approval by the holders of WCI’s common stock. It is anticipated that a meeting of WCI stockholders to vote on the transaction will be held in December 2016 or January 2017, and, if the transaction is approved by the WCI stockholders, it will close promptly after the stockholder vote.

(18)	New Accounting Pronouncements
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The Company is currently evaluating the potential impact of ASU 2016-09 but the Company does not expect it to have a material impact on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the condensed consolidated statement of cash flows but is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 3.25% convertible senior notes due 2021, 4.750% senior notes due 2021, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2016 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 11. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2016 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$365,177	270,020	16,949	—	652,146
Inventories	—	9,378,652	277,094	—	9,655,746
Investments in unconsolidated entities	—	778,532	17,967	—	796,499
Other assets	211,279	334,483	80,635	11,149	637,546
Investments in subsidiaries	3,918,687	126,787	—	(4,045,474)	—
Intercompany	7,187,710	—	—	(7,187,710)	—
	11,682,853	10,888,474	392,645	(11,222,035)	11,741,937
Rialto	—	—	1,196,653	—	1,196,653
Lennar Financial Services	—	98,716	1,432,641	(3,801)	1,527,556
Lennar Multifamily	—	—	549,148	(16,574)	532,574
Total assets	$11,682,853	10,987,190	3,571,087	(11,242,410)	14,998,720
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$487,415	769,239	79,122	(9,226)	1,326,550
Liabilities related to consolidated inventory not owned	—	12,019	96,424	—	108,443
Senior notes and other debts payable	4,649,903	260,095	10,850	—	4,920,848
Intercompany	—	6,303,367	884,343	(7,187,710)	—
	5,137,318	7,344,720	1,070,739	(7,196,936)	6,355,841
Rialto	—	—	632,562	—	632,562
Lennar Financial Services	—	35,732	1,104,483	—	1,140,215
Lennar Multifamily	—	—	107,196	—	107,196
Total liabilities	5,137,318	7,380,452	2,914,980	(7,196,936)	8,235,814
Stockholders’ equity	6,545,535	3,606,738	438,736	(4,045,474)	6,545,535
Noncontrolling interests	—	—	217,371	—	217,371
Total equity	6,545,535	3,606,738	656,107	(4,045,474)	6,762,906
Total liabilities and equity	$11,682,853	10,987,190	3,571,087	(11,242,410)	14,998,720

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$595,921	372,146	13,384	—	981,451
Inventories	—	8,571,769	168,827	—	8,740,596
Investments in unconsolidated entities	—	692,879	48,672	—	741,551
Other assets	193,360	324,050	75,108	16,704	609,222
Investments in subsidiaries	3,958,687	176,660	—	(4,135,347)	—
Intercompany	6,227,193	—	—	(6,227,193)	—
	10,975,161	10,137,504	305,991	(10,345,836)	11,072,820
Rialto	—	—	1,505,500	—	1,505,500
Lennar Financial Services	—	89,532	1,341,565	(5,260)	1,425,837
Lennar Multifamily	—	—	426,796	(11,444)	415,352
Total assets	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$579,468	710,460	85,796	—	1,375,724
Liabilities related to consolidated inventory not owned	—	51,431	—	—	51,431
Senior notes and other debts payable	4,746,749	267,531	10,850	—	5,025,130
Intercompany	—	5,514,610	712,583	(6,227,193)	—
	5,326,217	6,544,032	809,229	(6,227,193)	6,452,285
Rialto	—	—	866,224	—	866,224
Lennar Financial Services	—	36,229	1,047,749	—	1,083,978
Lennar Multifamily	—	—	66,950	—	66,950
Total liabilities	5,326,217	6,580,261	2,790,152	(6,227,193)	8,469,437
Stockholders’ equity	5,648,944	3,646,775	488,572	(4,135,347)	5,648,944
Noncontrolling interests	—	—	301,128	—	301,128
Total equity	5,648,944	3,646,775	789,700	(4,135,347)	5,950,072
Total liabilities and equity	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,492,189	4,780	—	2,496,969
Lennar Financial Services	—	60,518	135,939	(5,013)	191,444
Rialto	—	—	63,885	—	63,885
Lennar Multifamily	—	—	81,620	(24)	81,596
Total revenues	—	2,552,707	286,224	(5,037)	2,833,894
Cost and expenses:
Lennar Homebuilding	—	2,157,506	7,309	(788)	2,164,027
Lennar Financial Services	—	50,602	92,431	(4,837)	138,196
Rialto	—	—	62,721	(415)	62,306
Lennar Multifamily	—	—	84,007	—	84,007
Corporate general and administrative	59,644	255	—	1,265	61,164
Total costs and expenses	59,644	2,208,363	246,468	(4,775)	2,509,700
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(18,127)	93	—	(18,034)
Lennar Homebuilding other income, net	1,209	29,823	1,113	(1,198)	30,947
Other interest expense	(1,460)	(973)	—	1,460	(973)
Rialto equity in earnings from unconsolidated entities	—	—	5,976	—	5,976
Rialto other expense, net	—	—	(7,612)	—	(7,612)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	5,060	—	5,060
Earnings (loss) before income taxes	(59,895)	355,067	44,386	—	339,558
Benefit (provision) for income taxes	18,646	(106,867)	(18,206)	—	(106,427)
Equity in earnings from subsidiaries	277,091	22,301	—	(299,392)	—
Net earnings (including net loss attributable to noncontrolling interests)	235,842	270,501	26,180	(299,392)	233,131
Less: Net loss attributable to noncontrolling interests	—	—	(2,711)	—	(2,711)
Net earnings attributable to Lennar	$235,842	270,501	28,891	(299,392)	235,842
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	639	—	639
Reclassification adjustments for gains included in earnings, net of tax	—	—	(31)	—	(31)
Other comprehensive income attributable to Lennar	$235,842	270,501	29,499	(299,392)	236,450
Other comprehensive loss attributable to noncontrolling interests	$—	—	(2,711)	—	(2,711)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,232,318	—	—	2,232,318
Lennar Financial Services	—	54,415	119,345	(5,012)	168,748
Rialto	—	—	51,554	—	51,554
Lennar Multifamily	—	—	39,091	(13)	39,078
Total revenues	—	2,286,733	209,990	(5,025)	2,491,698
Cost and expenses:
Lennar Homebuilding	—	1,897,755	21,080	(5,552)	1,913,283
Lennar Financial Services	—	47,514	81,762	35	129,311
Rialto	—	—	53,732	(409)	53,323
Lennar Multifamily	—	—	47,072	—	47,072
Corporate general and administrative	55,229	—	—	1,265	56,494
Total costs and expenses	55,229	1,945,269	203,646	(4,661)	2,199,483
Lennar Homebuilding equity in earnings from unconsolidated entities	—	8,633	4,667	—	13,300
Lennar Homebuilding other income (expense), net	1,674	(12,495)	16,106	(1,096)	4,189
Other interest expense	(1,460)	(2,812)	—	1,460	(2,812)
Rialto equity in earnings from unconsolidated entities	—	—	7,590	—	7,590
Rialto other income, net	—	—	1,172	—	1,172
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	5,004	—	5,004
Earnings (loss) before income taxes	(55,015)	334,790	40,883	—	320,658
Benefit (provision) for income taxes	16,215	(96,069)	(15,767)	—	(95,621)
Equity in earnings from subsidiaries	262,112	17,947	—	(280,059)	—
Net earnings (including net earnings attributable to noncontrolling interests)	223,312	256,668	25,116	(280,059)	225,037
Less: Net earnings attributable to noncontrolling interests	—	—	1,725	—	1,725
Net earnings attributable to Lennar	$223,312	256,668	23,391	(280,059)	223,312
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(400)	—	(400)
Other comprehensive income attributable to Lennar	$223,312	256,668	22,991	(280,059)	222,912
Other comprehensive earnings attributable to noncontrolling interests	$—	—	1,725	—	1,725

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	6,729,555	4,780	—	6,734,335
Lennar Financial Services	—	154,438	351,923	(15,021)	491,340
Rialto	—	—	152,434	—	152,434
Lennar Multifamily	—	—	195,320	(56)	195,264
Total revenues	—	6,883,993	704,457	(15,077)	7,573,373
Cost and expenses:
Lennar Homebuilding	—	5,840,084	15,941	(11,505)	5,844,520
Lennar Financial Services	—	140,618	243,755	(5,300)	379,073
Rialto	—	—	156,198	(782)	155,416
Lennar Multifamily	—	—	204,244	—	204,244
Corporate general and administrative	160,074	764	—	3,796	164,634
Total costs and expenses	160,074	5,981,466	620,138	(13,791)	6,747,887
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(25,138)	471	—	(24,667)
Lennar Homebuilding other income, net	3,108	45,123	1,239	(3,079)	46,391
Other interest expense	(4,365)	(3,323)	—	4,365	(3,323)
Rialto equity in earnings from unconsolidated entities	—	—	14,337	—	14,337
Rialto other expense, net	—	—	(27,888)	—	(27,888)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	38,754	—	38,754
Earnings (loss) before income taxes	(161,331)	919,189	111,232	—	869,090
Benefit (provision) for income taxes	49,706	(277,230)	(38,945)	—	(266,469)
Equity in earnings from subsidiaries	710,016	42,297	—	(752,313)	—
Net earnings (including net earnings attributable to noncontrolling interests)	598,391	684,256	72,287	(752,313)	602,621
Less: Net earnings attributable to noncontrolling interests	—	—	4,230	—	4,230
Net earnings attributable to Lennar	$598,391	684,256	68,057	(752,313)	598,391
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,121	—	1,121
Reclassification adjustments for gains included in earnings, net of tax	—	—	(37)	—	(37)
Other comprehensive income attributable to Lennar	$598,391	684,256	69,141	(752,313)	599,475
Other comprehensive income attributable to noncontrolling interests	$—	—	4,230	—	4,230

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	5,789,788	—	—	5,789,788
Lennar Financial Services	—	145,386	333,079	(15,005)	463,460
Rialto	—	—	160,682	—	160,682
Lennar Multifamily	—	—	114,529	(18)	114,511
Total revenues	—	5,935,174	608,290	(15,023)	6,528,441
Cost and expenses:
Lennar Homebuilding	—	4,974,687	41,110	(11,857)	5,003,940
Lennar Financial Services	—	135,264	237,854	(3,675)	369,443
Rialto	—	—	162,019	(409)	161,610
Lennar Multifamily	—	—	136,293	—	136,293
Corporate general and administrative	146,559	—	—	3,796	150,355
Total costs and expenses	146,559	5,109,951	577,276	(12,145)	5,821,641
Lennar Homebuilding equity in earnings from unconsolidated entities	—	35,020	13,673	—	48,693
Lennar Homebuilding other income (expense), net	2,068	(4,894)	14,602	(1,471)	10,305
Other interest expense	(4,349)	(10,701)	—	4,349	(10,701)
Rialto equity in earnings from unconsolidated entities	—	—	17,582	—	17,582
Rialto other income, net	—	—	28	—	28
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	4,404	—	4,404
Earnings (loss) before income taxes	(148,840)	844,648	81,303	—	777,111
Benefit (provision) for income taxes	48,313	(267,715)	(31,171)	—	(250,573)
Equity in earnings from subsidiaries	621,818	38,033	—	(659,851)	—
Net earnings (including net earnings attributable to noncontrolling interests)	521,291	614,966	50,132	(659,851)	526,538
Less: Net earnings attributable to noncontrolling interests	—	—	5,247	—	5,247
Net earnings attributable to Lennar	$521,291	614,966	44,885	(659,851)	521,291
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(294)	—	(294)
Reclassification adjustments for gains included in earnings, net of tax	$—	—	(23)	—	(23)
Other comprehensive income attributable to Lennar	$521,291	614,966	44,568	(659,851)	520,974
Other comprehensive earnings attributable to noncontrolling interests	$—	—	5,247	—	5,247

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$598,391	684,256	72,287	(752,313)	602,621
Distributions of earnings from guarantor and non-guarantor subsidiaries	710,016	42,297	—	(752,313)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(712,476)	(707,332)	61,794	752,313	(605,701)
Net cash provided by (used in) operating activities	595,931	19,221	134,081	(752,313)	(3,080)
Cash flows from investing activities:
Proceeds from the sale of operating properties and equipment	—	17,450	—	—	17,450
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(100,475)	(9,752)	—	(110,227)
Proceeds from sales of real estate owned	—	—	66,638	—	66,638
Receipts of principal payments on loans receivable and other	—	—	57,733	—	57,733
Originations/purchases of loans receivable	—	—	(56,507)	—	(56,507)
Purchases of commercial mortgage-backed securities bonds	—	—	(33,005)	—	(33,005)
Other	(8,836)	(41,120)	(8,801)	—	(58,757)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	40,000	—	(80,000)	—
Intercompany	(956,734)	—	—	956,734	—
Net cash provided by (used in) investing activities	(925,570)	(84,145)	16,306	876,734	(116,675)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	125,000	—	—	—	125,000
Net (repayments) borrowings under warehouse facilities	—	141	(137,466)	—	(137,325)
Proceeds from senior notes and debt issuance costs	495,974	—	(931)	—	495,043
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(233,893)	—	—	—	(233,893)
Principal payments on Rialto notes payable including structured notes	—	—	(4,121)	—	(4,121)
Net payments on other borrowings	—	(99,804)		—	(99,804)
Net payments related to noncontrolling interests	—		(97,912)	—	(97,912)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	19,471	—	—	—	19,471
Repurchases	(19,871)	—	—	—	(19,871)
Dividends	(26,222)	(724,256)	(108,057)	832,313	(26,222)
Intercompany	—	782,877	173,857	(956,734)	—
Net cash provided by (used in) financing activities	117,498	(41,042)	(174,630)	(124,421)	(222,595)
Net decrease in cash and cash equivalents	(212,141)	(105,966)	(24,243)	—	(342,350)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$363,680	230,082	222,333	—	816,095

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$521,291	614,966	50,132	(659,851)	526,538
Distributions of earnings from guarantor and non-guarantor subsidiaries	621,818	38,033	—	(659,851)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(594,735)	(1,090,481)	(589,587)	659,851	(1,614,952)
Net cash provided by (used in) operating activities	548,374	(437,482)	(539,455)	(659,851)	(1,088,414)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	—	73,732	—	73,732
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(17,833)	(18,729)	—	(36,562)
Proceeds from sales of real estate owned	—	—	88,565	—	88,565
Receipts of principal payments on loans receivable and other	—	—	14,225	—	14,225
Other	(26,189)	(47,141)	(82,311)	—	(155,641)
Distributions of capital from guarantor and non-guarantor subsidiaries	75,000	75,050	—	(150,050)	—
Intercompany	(1,470,225)	—	—	1,470,225	—
Net cash provided by (used in) investing activities	(1,421,414)	10,076	75,482	1,320,175	(15,681)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	575,000	—	—	—	575,000
Net borrowings under warehouse facilities	—	—	294,015	—	294,015
Proceeds from senior notes and debt issuance costs	744,409	—	(994)	—	743,415
Redemption of senior notes	(500,000)	—	—	—	(500,000)
Conversions and exchanges of convertible senior notes	(168,854)	—	—	—	(168,854)
Principal payments on Rialto notes payable including structured notes	—	—	(28,247)	—	(28,247)
Net proceeds (payments) on other borrowings	20,746	(96,265)	(69,501)	—	(145,020)
Net payments related to noncontrolling interests	—	—	(104,355)	—	(104,355)
Excess tax benefit from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,406	—	—	—	9,406
Repurchases	(23,133)	—	—	—	(23,133)
Dividends	(24,765)	(689,966)	(119,935)	809,901	(24,765)
Intercompany	—	1,169,960	300,265	(1,470,225)	—
Net cash provided by financing activities	632,922	383,729	271,248	(660,324)	627,575
Net decrease in cash and cash equivalents	(240,118)	(43,677)	(192,725)	—	(476,520)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$393,200	209,237	202,857	—	805,294

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market is continuing its slow and steady recovery, and the drivers behind such recovery; our expectation that demand will continue to build and come to the market over the next few years and that it should drive increased production; our expectation that we will see lower gross margins in the fourth quarter of 2016 compared to the fourth quarter of 2015; our expectation that we plan to continue to identify and invest in land opportunities that we expect will drive our future growth and profitability; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; our expectations regarding the WCI transaction, including our expectation that a meeting of the WCI stockholders to vote on the transaction will be held in December 2016 or January 2017, and, if the transaction is approved by the WCI stockholders, will close promptly after the stockholder vote; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities and our expectations regarding the energy efficient home and solar energy property tax credits.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: our ability to acquire land and pursue real estate opportunities at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations, including an unfavorable outcome in the Settlers Crossing case; with respect to the WCI transaction, that WCI terminates the Merger Agreement to accept what its Board deems to be a superior proposal or that the WCI transaction is not approved by WCI’s stockholders; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties; the ability of our Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our ability to successfully execute our strategies, including strategies related to our soft-pivot and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and solar energy property tax credits.
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

Outlook
We believe the new home market continues to have significant pent-up demand, and that the housing market is continuing its slow and steady recovery sustained by stronger general economic conditions, low interest rates, modest wage growth, positive consumer confidence and low unemployment levels combined with tight inventory levels. We expect that demand will continue to build and come to the market over the next few years and that it should drive increased production as the deficit in the housing stock ultimately needs to be replenished. Nevertheless, land and labor shortages will continue to be limiting factors and will constrain supply and restrict the ability to quickly respond to growing demand, while the mortgage market and higher rents will continue to limit that demand due to potential homebuyers having less disposable income and limited ability to finance a new home purchase. We expect that these conditions will continue to result in a slow and steady, though sometimes erratic, positive homebuilding market.
Our core homebuilding business continued to produce solid operating results in the third quarter of 2016 as our operating margin was 13.2%, notwithstanding a lower gross margin in the quarter, as expected. Our third quarter new orders and home deliveries increased 8% and 7% year-over-year, respectively, to 7,018 homes and 6,779 homes, respectively.
As the recovery has continued to mature, we have remained focused on three components of our core homebuilding strategy. First, we have implemented a soft-pivot land strategy targeting land acquisitions with a shorter average life. Second, we have moderated our top line growth targets to achieve a growth rate in the 7% to 10% range, as we have redirected our management efforts towards maximizing our net operating margin. Third, we have intensified management focus driving faster bottom line growth and cash flow by maximizing pricing power and using innovative strategies to drive our S,G&A down. We continue to see benefits stemming from our focus on S,G&A generally, and digital marketing in particular, which helped to reduce S,G&A as a percentage of home sales revenues to 9.3%.
Complementing our homebuilding segment, we had strong performances from most of our other business segments during the third quarter of 2016. Our Lennar Financial Services segment reported earnings of $53.2 million in the third quarter of 2016, a 35% increase from the same period last year, primarily due to an increase in refinance volume and higher profit per transaction in its mortgage and title operations. For the fourth consecutive quarter, our Multifamily segment generated positive earnings. During the third quarter of 2016, earnings were $2.6 million primarily due to the sale of one completed rental property by one of its joint ventures.
Our Rialto segment continued to grow despite the turmoil in the CMBS markets earlier in the year. During the third quarter, our investment management platform increased assets under management, while our Rialto Mortgage Finance (“RMF”) business continued to be a market leader in securitization margins and has seen an increase in its origination volumes and margins, which improved sequentially from the first and second quarters.
In the fourth quarter of 2016, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions and by benefiting from our focus on migrating from traditional to digital marketing. We expect to continue to see somewhat lower gross margins in the fourth quarter of 2016 compared to the fourth quarter of 2015 due to cost increases outpacing sales price increases and competitive pressures. Consistent with our soft-pivot land strategy, we plan to continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions as that segment of the market continues to improve. We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 26,500 and 27,000 homes in fiscal 2016.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2016 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced several years ago, can alter seasonal patterns.
Our net earnings attributable to Lennar were $235.8 million, or $1.01 per diluted share ($1.04 per basic share), in the third quarter of 2016, compared to net earnings attributable to Lennar of $223.3 million, or $0.96 per diluted share ($1.07 per basic share), in the third quarter of 2015. Our net earnings attributable to Lennar were $598.4 million, or $2.59 per diluted share ($2.74 per basic share), in the nine months ended August 31, 2016, compared to net earnings attributable to Lennar of $521.3 million, or $2.25 per diluted share ($2.53 per basic share), in the nine months ended August 31, 2015.
Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Lennar Homebuilding revenues:
Sales of homes	$2,443,337	2,209,010	6,627,596	5,693,691
Sales of land	53,632	23,308	106,739	96,097
Total Lennar Homebuilding revenues	2,496,969	2,232,318	6,734,335	5,789,788
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,891,661	1,677,648	5,115,451	4,341,703
Costs of land sold	44,239	16,636	86,319	73,865
Selling, general and administrative	228,127	218,999	642,750	588,372
Total Lennar Homebuilding costs and expenses	2,164,027	1,913,283	5,844,520	5,003,940
Lennar Homebuilding operating margins	332,942	319,035	889,815	785,848
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(18,034)	13,300	(24,667)	48,693
Lennar Homebuilding other income, net	30,947	4,189	46,391	10,305
Other interest expense	(973)	(2,812)	(3,323)	(10,701)
Lennar Homebuilding operating earnings	344,882	333,712	908,216	834,145
Lennar Financial Services revenues	191,444	168,748	491,340	463,460
Lennar Financial Services costs and expenses	138,196	129,311	379,073	369,443
Lennar Financial Services operating earnings	53,248	39,437	112,267	94,017
Rialto revenues	63,885	51,554	152,434	160,682
Rialto costs and expenses	62,306	53,323	155,416	161,610
Rialto equity in earnings from unconsolidated entities	5,976	7,590	14,337	17,582
Rialto other income (expense), net	(7,612)	1,172	(27,888)	28
Rialto operating earnings (loss)	(57)	6,993	(16,533)	16,682
Lennar Multifamily revenues	81,596	39,078	195,264	114,511
Lennar Multifamily costs and expenses	84,007	47,072	204,244	136,293
Lennar Multifamily equity in earnings from unconsolidated entities	5,060	5,004	38,754	4,404
Lennar Multifamily operating earnings (loss)	2,649	(2,990)	29,774	(17,378)
Total operating earnings	400,722	377,152	1,033,724	927,466
Corporate general and administrative expenses	(61,164)	(56,494)	(164,634)	(150,355)
Earnings before income taxes	$339,558	320,658	869,090	777,111

Three Months Ended August 31, 2016 versus Three Months Ended August 31, 2015
Revenues from home sales increased 11% in the third quarter of 2016 to $2.4 billion from $2.2 billion in the third quarter of 2015. Revenues were higher primarily due to a 7% increase in the number of home deliveries, excluding unconsolidated entities, and a 3% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 6,758 homes in the third quarter of 2016 from 6,314 homes in the third quarter of 2015. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, except in Homebuilding Houston. This increase in home deliveries was primarily driven by an increase in active communities over the last year. The decrease in home deliveries in Houston was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector. The average sales price of homes delivered increased to $362,000 in the third quarter of 2016 from $350,000 in the third quarter of 2015, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,500 per home delivered in the third quarter of 2016, or 5.9% as a percentage of home sales revenue, compared to $20,700 per home delivered in the third quarter of 2015, or 5.6% as a percentage of home sales revenue, and $21,800 per home delivered in the second quarter of 2016, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $551.7 million, or 22.6%, in the third quarter of 2016, compared to $531.4 million, or 24.1%, in the third quarter of 2015. Gross margin percentage on home sales decreased compared to the third quarter of 2015 primarily due to an increase in land costs, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $228.1 million in the third quarter of 2016, compared to $219.0 million in the third quarter of 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.3% in the third quarter of 2016, from 9.9% in the third quarter of 2015, due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($18.0) million in the third quarter of 2016, compared to $13.3 million in the third quarter of 2015. In the third quarter of 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity. In the third quarter of 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $21.5 million of equity in earnings from one of our unconsolidated entities primarily due to a gain on debt extinguishment and sales of homesites to third parties.
Lennar Homebuilding other income, net, was $30.9 million in the third quarter of 2016, compared to $4.2 million in the third quarter of 2015. Other income, net, in the third quarter of 2016 was primarily related to $17.4 million of management fee income related to one of Lennar Homebuilding's strategic joint ventures and a gain of $8.7 million on the sale of a clubhouse.
Lennar Homebuilding interest expense was $62.7 million in the third quarter of 2016 ($60.3 million was included in costs of homes sold, $1.4 million in costs of land sold and $1.0 million in other interest expense), compared to $58.9 million in the third quarter of 2015 ($55.5 million was included in costs of homes sold, $0.6 million in costs of land sold and $2.8 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $53.2 million in the third quarter of 2016, compared to $39.4 million in the third quarter of 2015. The increase in profitability was primarily due to an increase in refinance volume and higher profit per transaction in the segment's mortgage and title operations.
Operating earnings for our Rialto segment were $5.9 million in the third quarter of 2016 (which included a $0.1 million operating loss and an add back of $6.0 million of net loss attributable to noncontrolling interests). Operating earnings for the third quarter of 2015 were $9.0 million (which included $7.0 million of operating earnings and an add back of $2.0 million of net loss attributable to noncontrolling interests).
Rialto revenues were $63.9 million in the third quarter of 2016, compared to $51.6 million in the third quarter of 2015. Revenues increased primarily due to an increase in Rialto Mortgage Finance ("RMF") securitization revenues due to improved pricing. Rialto expenses were $62.3 million in the third quarter of 2016, compared to $53.3 million in the third quarter of 2015. Expenses increased primarily due to an increase in general and administrative expenses and an increase in securitization expenses related to RMF.
Rialto equity in earnings from unconsolidated entities was $6.0 million and $7.6 million in the third quarter of 2016 and 2015, respectively, related to Rialto's share of earnings from its real estate funds (the "Funds").
Rialto other income (expense), net, was ($7.6) million in the third quarter of 2016, compared to $1.2 million in the third quarter of 2015. The decrease in other income (expense), net, was primarily attributable to an increase in real estate owned ("REO") impairments and a decrease in net realized gains on the sale of REO and in rental and other income.

Operating earnings for our Lennar Multifamily segment were $2.6 million in the third quarter of 2016, primarily due to the segment's $8.0 million share of a gain related to the sale of an operating property by one of Lennar Multifamily's unconsolidated entities and management fee income, partially offset by general and administrative expenses. In the third quarter of 2015, our Lennar Multifamily segment had an operating loss of $3.0 million primarily due to general and administrative expenses, partially offset by management fee income and by the segment's $5.7 million share of a gain related to the sale of an operating property by one of Lennar Multifamily's unconsolidated entities.
Corporate general and administrative expenses were $61.2 million, or 2.2% as a percentage of total revenues, in the third quarter of 2016, compared to $56.5 million, or 2.3% as a percentage of total revenues, in the third quarter of 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings (loss) attributable to noncontrolling interests were ($2.7) million and $1.7 million in the third quarter of 2016 and 2015, respectively. Net loss attributable to noncontrolling interests during the third quarter of 2016 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to our Lennar Homebuilding consolidated joint ventures. Net earnings attributable to noncontrolling interests during the third quarter of 2015 were primarily attributable to earnings related to our Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans.
In the third quarter of 2016 and 2015, we had a tax provision of $106.4 million and $95.6 million, respectively. Our overall effective income tax rates were 31.09% and 29.98% in the third quarter of 2016 and 2015, respectively. The effective tax rate for both the third quarter of 2016 and 2015 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. During the first quarter of 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. Both of these tax credits benefited and we expect will continue to benefit our effective tax rate.
Nine Months Ended August 31, 2016 versus Nine Months Ended August 31, 2015
Revenues from home sales increased 16% in the nine months ended August 31, 2016 to $6.6 billion from $5.7 billion in the nine months ended August 31, 2015. Revenues were higher primarily due to a 10% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 18,275 homes in the nine months ended August 31, 2016 from 16,604 homes in the nine months ended August 31, 2015. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, except in Homebuilding Houston. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and by higher demand as the number of deliveries per active community increased. The decrease in home deliveries in Houston was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector. The average sales price of homes delivered increased to $363,000 in the nine months ended August 31, 2016 from $343,000 in the nine months ended August 31, 2015, primarily due to product mix and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,000 per home delivered in the nine months ended August 31, 2016, or 5.7% as a percentage of home sales revenue, compared to $21,300 per home delivered in the nine months ended August 31, 2015, or 5.8% as a percentage of home sales revenue.
Gross margins on home sales were $1.5 billion, or 22.8%, in the nine months ended August 31, 2016, compared to $1.4 billion, or 23.7%, in the nine months ended August 31, 2015. Gross margin percentage on home sales decreased compared to the nine months ended August 31, 2015 primarily due to an increase in land costs, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $642.8 million in the nine months ended August 31, 2016, compared to $588.4 million in the nine months ended August 31, 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.7% in the nine months ended August 31, 2016, from 10.3% in the nine months ended August 31, 2015, due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($24.7) million in the nine months ended August 31, 2016, compared to $48.7 million in the nine months ended August 31, 2015. In the nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity. This was partially offset by equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. In the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $64.5 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites and a commercial property to third parties and a gain on debt extinguishment, partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding other income, net, totaled $46.4 million in the nine months ended August 31, 2016, compared to $10.3 million in the nine months ended August 31, 2015. In the nine months ended August 31, 2016, other income, net, included management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures and a gain on the sale of a clubhouse. In the nine months ended August 31, 2015, other income, net, included a $6.5 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $171.8 million in the nine months ended August 31, 2016 ($165.8 million was included in costs of homes sold, $2.7 million in costs of land sold and $3.3 million in other interest expense), compared to $154.6 million in the nine months ended August 31, 2015 ($142.3 million was included in costs of homes sold, $1.7 million in costs of land sold and $10.7 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $112.3 million in the nine months ended August 31, 2016, compared to $94.0 million in the nine months ended August 31, 2015. The increase in profitability was primarily due to higher profit per transaction in the segment's mortgage and title operations.
Operating loss for our Rialto segment was $5.9 million in the nine months ended August 31, 2016 (which included a $16.5 million operating loss and an add back of $10.6 million of net loss attributable to noncontrolling interests). Operating earnings in the nine months ended August 31, 2015 were $21.2 million (which included $16.7 million of operating earnings and an add back of $4.5 million of net loss attributable to noncontrolling interests).
Rialto revenues were $152.4 million in the nine months ended August 31, 2016, compared to $160.7 million in the nine months ended August 31, 2015. Revenues decreased primarily due to a decrease in RMF securitization revenues due to lower securitization volume in early 2016. Rialto expenses were $155.4 million in the nine months ended August 31, 2016, compared to $161.6 million in the nine months ended August 31, 2015. Expenses decreased primarily due to a decrease in general and administrative expenses.
Rialto equity in earnings from unconsolidated entities was $14.3 million and $17.6 million in the nine months ended August 31, 2016 and 2015, respectively, related to Rialto's share of earnings from the Funds.
Rialto other income (expense), net, was ($27.9) million in the nine months ended August 31, 2016, compared to $28 thousand in the nine months ended August 31, 2015. The decrease in other income (expense), net, was primarily attributable to a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio, and an increase in REO impairments and other expenses. The hospital is managed by a third-party management company.
Operating earnings for our Lennar Multifamily segment were $29.8 million in the nine months ended August 31, 2016, primarily due to the segment's $43.8 million share of gains related to the sales of three operating properties by Lennar Multifamily's unconsolidated entities, a gross profit of $5.2 million on a third-party land sale and management fee income, partially offset by general and administrative expenses. In the nine months ended August 31, 2015, our Lennar Multifamily segment had an operating loss of $17.4 million primarily due to general and administrative expenses, partially offset by management fee income, general contractor income, net, and by the segment's $5.7 million share of a gain related to the sale of an operating property by one of Lennar Multifamily's unconsolidated entities.
Corporate general and administrative expenses were $164.6 million, or 2.2% as a percentage of total revenues, in the nine months ended August 31, 2016, compared to $150.4 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $4.2 million and $5.2 million in the nine months ended August 31, 2016 and 2015, respectively, which were both primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the nine months ended August 31, 2016 and 2015, we had a tax provision of $266.5 million and $250.6 million, respectively. Our overall effective income tax rates were 30.81% and 32.46% in the nine months ended August 31, 2016 and 2015, respectively. The reduction is primarily the result of the reversal of an accrual due to a settlement with the IRS in the nine months ended August 31, 2016, which reduced our effective tax rate by 1.56%. We do not anticipate similar settlements during the remainder of fiscal 2016. During the nine months ended August 31, 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. Both of these tax credits benefited and we expect will continue to benefit our effective tax rate.

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
At August 31, 2016, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(1)
West: California and Nevada
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Homebuilding revenues:
East:
Sales of homes	$970,746	906,894	2,570,883	2,325,391
Sales of land	31,838	6,290	45,053	36,711
Total East	1,002,584	913,184	2,615,936	2,362,102
Central:
Sales of homes	419,813	316,925	1,098,885	823,003
Sales of land	2,691	5,317	18,149	12,256
Total Central	422,504	322,242	1,117,034	835,259
West:
Sales of homes	663,184	636,750	1,927,642	1,627,711
Sales of land	7,938	2,843	12,878	22,016
Total West	671,122	639,593	1,940,520	1,649,727
Houston:
Sales of homes	190,722	196,471	503,443	504,034
Sales of land	9,078	8,477	24,654	21,818
Total Houston	199,800	204,948	528,097	525,852
Other:
Sales of homes	198,872	151,971	526,743	413,552
Sales of land	2,087	380	6,005	3,296
Total Other	200,959	152,351	532,748	416,848
Total homebuilding revenues	$2,496,969	2,232,318	6,734,335	5,789,788

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Operating earnings:
East:
Sales of homes	$140,017	148,611	357,954	365,839
Sales of land	12,156	1,854	18,245	9,845
Equity in earnings (loss) from unconsolidated entities	(146)	(141)	(270)	61
Other income (expense), net (1)	10,708	(1,637)	15,972	(5,656)
Other interest expense	(946)	(1,632)	(2,468)	(4,935)
Total East	161,789	147,055	389,433	365,154
Central:
Sales of homes	51,024	33,106	118,746	79,340
Sales of land (2)	(5,423)	210	(5,530)	1,821
Equity in earnings from unconsolidated entities	2	3	44	58
Other expense, net	(1,191)	(843)	(2,568)	(1,747)
Other interest expense	215	(324)	(63)	(1,553)
Total Central	44,627	32,152	110,629	77,919
West:
Sales of homes	89,635	94,104	288,715	237,016
Sales of land	588	1,693	1,534	2,005
Equity in earnings (loss) from unconsolidated entities (3)	(17,951)	13,412	(24,813)	48,359
Other income, net (4)	20,278	5,920	30,305	14,989
Other interest expense	(242)	(630)	(792)	(3,045)
Total West	92,308	114,499	294,949	299,324
Houston:
Sales of homes	22,098	24,176	54,745	59,002
Sales of land	1,383	3,045	4,405	7,062
Equity in earnings from unconsolidated entities	1	7	3	17
Other income (expense), net	(350)	(505)	(66)	719
Other interest expense	—	(58)	—	(382)
Total Houston	23,132	26,665	59,087	66,418
Other:
Sales of homes	20,775	12,366	49,235	22,419
Sales of land	689	(130)	1,766	1,499
Equity in earnings from unconsolidated entities	60	19	369	198
Other income, net	1,502	1,254	2,748	2,000
Other interest expense	—	(168)	—	(786)
Total Other	23,026	13,341	54,118	25,330
Total homebuilding operating earnings	$344,882	333,712	908,216	834,145

(1)
Other income, net, for both the three and nine months ended August 31, 2016, included a gain of $8.7 million on the sale of a clubhouse. Other expense, net, for the nine months ended August 31, 2015 primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests.

(2)
Sales of land for the three and nine months ended August 31, 2016 included $5.7 million and $6.0 million, respectively, of valuation adjustments to land the Company intends to sell or has sold to third parties.

(3)
Lennar Homebuilding equity in loss from unconsolidated entities for the three and nine months ended August 31, 2016 was primarily attributable to the Company's share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity. Lennar Homebuilding equity in earnings from unconsolidated entities for the three and nine months ended August 31, 2015, included $21.5 million and $64.5 million, respectively, of equity in earnings from one of our unconsolidated entities primarily due to the sale of a commercial property and homesites to third parties and a gain on debt extinguishment.

(4)
Other income, net, for the three months ended August 31, 2016 included $17.4 million of management fee income related to a Lennar Homebuilding strategic joint venture and for the nine months ended August 31, 2016 included $30.1 million of management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures. Other income, net, for the nine months ended August 31, 2015, included a $6.5 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	3,127	2,883	$971,636	906,894	$311,000	315,000
Central	1,195	987	419,813	316,924	351,000	321,000
West	1,423	1,411	678,289	638,168	477,000	452,000
Houston (1)	617	685	190,722	196,471	309,000	287,000
Other	417	352	198,873	151,971	477,000	432,000
Total	6,779	6,318	$2,459,333	2,210,428	$363,000	350,000
Of the total homes delivered listed above, 21 homes with a dollar value of $16.0 million and an average sales price of $762,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2016, compared to 4 home deliveries with a dollar value of $1.4 million and an average sales price of $354,000 for the three months ended August 31, 2015.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	8,223	7,577	$2,573,062	2,327,358	$313,000	307,000
Central	3,236	2,619	1,098,885	823,003	340,000	314,000
West	4,094	3,690	1,965,207	1,644,870	480,000	446,000
Houston (1)	1,687	1,782	503,443	504,034	298,000	283,000
Other	1,095	967	526,743	413,552	481,000	428,000
Total	18,335	16,635	$6,667,340	5,712,817	$364,000	343,000
Of the total homes delivered listed above, 60 homes with a dollar value of $39.7 million and an average sales price of $662,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2016, compared to 31 home deliveries with a dollar value of $19.1 million and an average sales price of $617,000 for the nine months ended August 31, 2015.

(1)
The decrease in deliveries in Homebuilding Houston during the three months ended August 31, 2016 was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector and our focus on reducing completed home inventory. During the nine months ended August 31, 2016, the decrease in deliveries in Homebuilding Houston was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector.

Sales Incentives (2):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	$69,346	62,391	$22,200	21,600	6.7%	6.4%
Central	26,526	21,949	22,200	22,200	5.9%	6.5%
West	23,575	20,741	16,800	14,700	3.4%	3.2%
Houston	24,176	19,106	39,200	27,900	11.3%	8.9%
Other	8,696	6,397	20,900	18,200	4.2%	4.0%
Total	$152,319	130,584	$22,500	20,700	5.9%	5.6%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	$180,699	171,499	$22,000	22,700	6.6%	6.9%
Central	70,230	60,022	21,700	22,900	6.0%	6.8%
West	67,561	56,802	16,700	15,500	3.4%	3.4%
Houston	61,083	46,466	36,200	26,100	10.8%	8.4%
Other	22,584	18,282	20,600	18,900	4.1%	4.2%
Total	$402,157	353,071	$22,000	21,300	5.7%	5.8%

(2)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	3,376	3,070	$1,055,043	939,002	$313,000	306,000
Central	1,193	1,029	413,057	350,012	346,000	340,000
West	1,497	1,411	722,888	683,352	483,000	484,000
Houston (4)	521	606	164,996	184,075	317,000	304,000
Other	431	379	211,767	180,875	491,000	477,000
Total	7,018	6,495	$2,567,751	2,337,316	$366,000	360,000
Of the total new orders listed above, 4 homes with a dollar value of $1.6 million and an average sales price of $396,000 represent new orders from unconsolidated entities for the three months ended August 31, 2016, compared to 29 new orders with a dollar value of $18.0 million and an average sales price of $621,000 for the three months ended August 31, 2015.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East	9,472	8,579	$2,962,985	2,647,853	$313,000	309,000
Central	3,810	3,158	1,314,507	1,035,381	345,000	328,000
West	4,568	4,357	2,181,306	2,029,917	478,000	466,000
Houston (4)	1,674	1,810	509,744	533,184	305,000	295,000
Other	1,250	1,149	588,962	509,196	471,000	443,000
Total	20,774	19,053	$7,557,504	6,755,531	$364,000	355,000
Of the total new orders listed above, 28 homes with a dollar value of $15.7 million and an average sales price of $561,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2016, compared to 79 new orders with a dollar value of $48.0 million and an average sales price of $608,000 for the nine months ended August 31, 2015.

(3)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2016 and 2015.

(4)
The decrease in new orders in Homebuilding Houston during both the three and nine months ended August 31, 2016 was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2016	2015	2016	2015	2016	2015
East (5)	4,211	3,790	$1,370,469	1,205,679	$325,000	318,000
Central	1,944	1,500	693,395	523,098	357,000	349,000
West	1,828	1,658	888,590	822,611	486,000	496,000
Houston	685	858	214,466	255,016	313,000	297,000
Other (6)	585	444	277,323	209,285	474,000	471,000
Total	9,253	8,250	$3,444,243	3,015,689	$372,000	366,000
Of the total homes in backlog listed above, 57 homes with a backlog dollar value of $38.3 million and an average sales price of $673,000 represent the backlog from unconsolidated entities at August 31, 2016, compared to 115 homes with a backlog dollar value of $68.7 million and an average sales price of $598,000 at August 31, 2015.

(5)	During the nine months ended August 31, 2016, we acquired 110 homes in backlog.

(6)	During the nine months ended August 31, 2016, we acquired 58 homes in backlog.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
East	14%	15%	14%	15%
Central	20%	19%	17%	18%
West	15%	14%	14%	13%
Houston (1)	27%	27%	24%	26%
Other	11%	12%	10%	11%
Total	16%	17%	15%	16%

(1)	The cancellation rate in Homebuilding Houston remained higher than historical cancellation rates due to volatility in the energy sector.
Active Communities:

	August 31,
	2016	2015
East	296	296
Central	138	129
West	127	120
Houston	75	73
Other	58	55
Total	694	673
Of the total active communities listed above, three communities represent active communities being developed by unconsolidated entities as of both August 31, 2016 and 2015.

The following table details our gross margins on home sales for the three and nine months ended August 31, 2016 and 2015 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(Dollars in thousands)	2016		2015		2016		2015
East:
Sales of homes	$970,746		906,894		2,570,883		2,325,391
Costs of homes sold	736,605		668,427		1,951,121		1,717,742
Gross margins on home sales	234,141	24.1%	238,467	26.3%	619,762	24.1%	607,649	26.1%
Central:
Sales of homes	419,813		316,925		1,098,885		823,003
Costs of homes sold	330,622		250,223		875,394		653,438
Gross margins on home sales	89,191	21.2%	66,702	21.0%	223,491	20.3%	169,565	20.6%
West:
Sales of homes	663,184		636,750		1,927,642		1,627,711
Costs of homes sold	519,711		488,024		1,478,965		1,242,291
Gross margins on home sales	143,473	21.6%	148,726	23.4%	448,677	23.3%	385,420	23.7%
Houston:
Sales of homes	190,722		196,471		503,443		504,034
Costs of homes sold	147,526		149,951		393,426		388,700
Gross margins on home sales	43,196	22.6%	46,520	23.7%	110,017	21.9%	115,334	22.9%
Other:
Sales of homes	198,872		151,971		526,743		413,552
Costs of homes sold	157,197		121,024		416,545		339,532
Gross margins on home sales	41,675	21.0%	30,947	20.4%	110,198	20.9%	74,020	17.9%
Total gross margins on home sales	$551,676	22.6%	531,362	24.1%	1,512,145	22.8%	1,351,988	23.7%
Three Months Ended August 31, 2016 versus Three Months Ended August 31, 2015
Homebuilding East: Revenues from home sales increased for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment, except in New Jersey. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in New Jersey was primarily due to a higher mix of start-up communities, which are earlier in the life cycle of delivering homes than non start-up communities. Gross margin percentage on home sales for the three months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2016 was consistent with same period last year.
Homebuilding West: Revenues from home sales increased for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to an increase in the number of home deliveries in California, partially offset by a decrease in the number of home deliveries in Nevada. The increase in the number of home deliveries in California was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Nevada was primarily due to a change in product mix from the same period last year. Gross margin percentage on home sales for the three months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home in Nevada.
Homebuilding Houston: Revenues from home sales decreased for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to a decrease in the number of home deliveries due to less demand in the higher-priced communities as the number of home deliveries per active community decreased driven by the volatility in the energy sector. This was partially offset by an increase in the average sales price of homes delivered because our product mix included higher-priced homes as some of our lower-priced communities closed-out and we focused on reducing completed home inventory for the three months ended August 31, 2016. Gross margin percentage on home sales for the three months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Other: Revenues from home sales increased for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to an increase in the number of home deliveries in Minnesota primarily driven by an increase in active communities over the last year and by higher demand as the number of deliveries per active community increased, partially offset by a decrease in the average sales price of homes delivered in Minnesota due to change in product mix. The average sales price of homes delivered also increased in the remainder of the states in Homebuilding Other primarily due to a change in product mix and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the three months ended August 31, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Nine Months Ended August 31, 2016 versus Nine Months Ended August 31, 2015
Homebuilding East: Revenues from home sales increased for the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment, except Florida. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The decrease in the average sales price of homes delivered in Florida was primarily due to a change in product mix due to the timing of deliveries in certain communities. Gross margin percentage on home sales for the nine months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, primarily due to an increase in the average sales price of homes delivered in all the states in the segment and an increase in the number of home deliveries in California, partially offset by a decrease in the number of home deliveries in Nevada. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The increase in the number of deliveries in California was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Nevada was primarily due to a change in product mix from the same period last year. Gross margin percentage on home sales for the nine months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home in Nevada, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Houston: Revenues from home sales remained consistent for the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, as the decrease in the number of home deliveries was offset by an increase in the average sales price of homes delivered. The decrease in the number of home deliveries was primarily due to less demand in the higher-priced communities as the number of home deliveries per active community decreased driven by the volatility in the energy sector. The increase in the average sales price of homes delivered was because our product mix included higher-priced homes as some of our lower-priced communities closed-out for the nine months ended August 31, 2015. Gross margin percentage on home sales for the nine months ended August 31, 2016 decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.

Homebuilding Other: Revenues from home sales increased for the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, primarily due to an increase in the average sales price of homes delivered and in the number of home deliveries in all the states in Homebuilding Other. The increase in the average sales price of homes delivered was primarily due to a change in product mix and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or driven by higher demand as the number of deliveries per active community increased. Gross margin percentage on home sales for the nine months ended August 31, 2016 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, a decrease in construction and land costs per home (prior year's land costs per home included a valuation adjustment of $9.6 million in our Northeast Urban operations) and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$191,444	168,748	491,340	463,460
Costs and expenses	138,196	129,311	379,073	369,443
Operating earnings	$53,248	39,437	112,267	94,017
Dollar value of mortgages originated	$2,611,000	2,430,000	6,630,000	6,460,000
Number of mortgages originated	9,300	8,900	23,900	23,800
Mortgage capture rate of Lennar homebuyers	82%	82%	82%	81%
Number of title and closing service transactions	31,800	29,200	83,600	82,500
Number of title policies issued	81,700	69,900	214,300	189,400
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

Rialto's operating earnings (loss) were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Revenues	$63,885	51,554	152,434	160,682
Costs and expenses (1)	62,306	53,323	155,416	161,610
Rialto equity in earnings from unconsolidated entities	5,976	7,590	14,337	17,582
Rialto other income (expense), net	(7,612)	1,172	(27,888)	28
Operating earnings (loss) (2)	$(57)	6,993	(16,533)	16,682

(1)
Costs and expenses included loan impairments of $4.3 million and $11.1 million for the three and nine months ended August 31, 2016, respectively, and $4.5 million and $7.3 million for the three and nine months ended August 31, 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating loss for the three and nine months ended August 31, 2016 included net loss attributable to noncontrolling interests of $6.0 million and $10.6 million, respectively. Operating earnings for the three and nine months ended August 31, 2015 included net loss attributable to noncontrolling interests of $2.0 million and $4.5 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Realized gains on REO sales, net	$4,337	6,178	13,575	13,852
Unrealized losses on transfer of loans receivable to REO and impairments, net	(6,617)	(3,124)	(12,166)	(7,892)
REO and other expenses	(13,006)	(14,714)	(39,964)	(43,123)
Rental and other income (1)	7,674	12,832	10,667	37,191
Rialto other income (expense), net	$(7,612)	1,172	(27,888)	28

(1)	Rental and other income for the nine months ended August 31, 2016, included a $16.0 million write-off of uncollectible receivables related to the hospital.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the nine months ended August 31, 2016, RMF originated loans with a total principal balance of $1.2 billion of which $1.2 billion were recorded as loans held-for-sale and $55.7 million as accrual loans within loans receivable, net, and sold $1.3 billion of loans into seven separate securitizations. During the nine months ended August 31, 2015, RMF originated loans with a total principal balance of $2.0 billion and sold $1.6 billion of loans into eight separate securitizations.
Loans Receivable
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of returns and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60%/40% with the FDIC. During the nine months ended August 31, 2016 and 2015, the LLCs distributed $85.9 million and $121.5 million, respectively, of which $51.5 million and $72.9 million, respectively, was distributed to the FDIC and $34.4 million and $48.6 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At August 31, 2016, these consolidated LLCs had total combined assets and liabilities of $251.5 million and $12.1 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
Also, in 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance is due in December 2016. As of both August 31, 2016 and November 30, 2015, the outstanding amount related to the 5-year unsecured note was $30.3 million.

Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$112 million (including $47 million by us)
Rialto Real Estate Fund III	2015	$950 million (including $100 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
At August 31, 2016 and November 30, 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities (“CMBS”) was $60.9 million and $25.6 million, respectively. These securities were purchased at discount rates ranging from 39% to 55% with coupon rates ranging from 2.2% to 4.0%, stated and assumed final distribution dates between November 2020 and March 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at both August 31, 2016 and November 30, 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of August 31, 2016 and November 30, 2015, our balance sheet had $532.6 million and $415.4 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $304.0 million and $250.9 million, respectively. Our net investment in the Lennar Multifamily segment as of August 31, 2016 and November 30, 2015 was $425.4 million and $348.4 million, respectively. During the three and nine months ended August 31, 2016, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $8.0 million and $43.8 million share of gains, respectively. In addition, during the nine months ended August 31, 2016, our Lennar Multifamily segment sold land to a third-party generating gross profit of $5.2 million.
Our Lennar Multifamily segment had equity investments in 32 and 29 unconsolidated entities (including the Lennar Multifamily Venture (the "Venture") as of August 31, 2016 and November 30, 2015, respectively. As of August 31, 2016, our Lennar Multifamily segment had interests in 53 communities with development costs of $4.5 billion, of which eight communities were completed and operating, ten communities were partially completed and leasing, 27 communities were under construction and the remaining communities were either owned or under contract. As of August 31, 2016, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.8 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.
In 2015, the Lennar Multifamily segment completed the first closing of the Venture for the development, construction and property management of class-A multifamily assets. As of August 31, 2016, the Venture has approximately $2 billion of equity commitments, including a $504 million co-investment commitment by us, comprised of cash, undeveloped land and preacquisition costs. Subsequent to August 31, 2016, the Venture received an additional $250 million of equity commitments, increasing its total equity commitments to $2.2 billion.

(2) Financial Condition and Capital Resources
At August 31, 2016, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $816.1 million, compared to $1.2 billion at November 30, 2015 and $805.3 million at August 31, 2015.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2016 and 2015, cash used in operating activities totaled $3.1 million and $1,088.4 million, respectively. During the nine months ended August 31, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in loans held-for-sale of which $84.7 million related to RMF and $41.8 million related to Lennar Financial Services, and a decrease in receivables. For the nine months ended August 31, 2016, distribution of earnings from unconsolidated entities were (1) $1.2 million from Lennar Homebuilding unconsolidated entities, (2) $9.6 million from Rialto unconsolidated entities, and (3) $42.0 million from Lennar Multifamily unconsolidated entities.
During the nine months ended August 31, 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase in loans held-for-sale of which $408.0 million related to RMF and $59.9 million related to Lennar Financial Services, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the nine months ended August 31, 2015, distributions of earnings from unconsolidated were (1) $26.3 million from Lennar Homebuilding unconsolidated entities, (2) $11.6 million from Rialto unconsolidated entities, and (3) $5.4 million from Lennar Multifamily unconsolidated entities.
Investing Cash Flow Activities
During the nine months ended August 31, 2016 and 2015, cash used in investing activities totaled $116.7 million and $15.7 million, respectively. During the nine months ended August 31, 2016, our cash used in investing activities was primarily impacted by cash contributions of (1) $133.0 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $29.6 million to Rialto unconsolidated entities comprised of $23.3 million contributed to the CMBS Funds, $4.6 million contributed to Rialto Credit Partnership Fund and $1.7 million contributed to other investments, and (3) $157.4 million to Lennar Multifamily unconsolidated entities primarily for working capital, of which $142.8 million was contributed to the Venture. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $66.6 million of proceeds from the sales of REO, $17.5 million of proceeds from the sale of an operating property and by distributions of capital of (1) $32.4 million from Lennar Homebuilding unconsolidated entities, (2) $159.6 million from Lennar Multifamily unconsolidated entities, of which $122.3 million was distributed by the Venture and (3) $17.8 million from Rialto unconsolidated entities comprised of $7.5 million distributed by Fund II, $8.2 million distributed by the Mezzanine Fund and $2.1 million distributed by the CMBS Funds.
During the nine months ended August 31, 2015, cash used in investing activities was primarily impacted by cash contributions of (1) $50.6 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $42.3 million to Rialto unconsolidated entities comprised of $29.9 million contributed to Fund II, $10.4 million contributed to the Mezzanine Fund and $2.0 million contributed to the CMBS Funds, and (3) $23.8 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of Lennar Homebuilding investments available-for-sale, purchase of an investment carried at cost and additions of operating properties. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $88.6 million of proceeds from the sales of REO and by distributions of capital of (1) $35.3 million from Lennar Homebuilding unconsolidated entities, (2) $32.8 million from Lennar Multifamily unconsolidated entities, of which $19.8 million was distributed by the Venture and (3) $12.1 million from Rialto unconsolidated entities comprised of $7.9 million distributed by Fund II, $1.8 million distributed by Mezzanine Fund and $2.4 million distributed by the CMBS Funds.
Financing Cash Flow Activities
During the nine months ended August 31, 2016 and 2015, our cash (used in) provided by financing activities totaled ($222.6) million and $627.6 million, respectively. During the nine months ended August 31, 2016, our cash used in financing activities was primarily impacted by (1) the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016, (2) $233.9 million of cash payments in connection with exchanges and conversions of our 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”), (3) $191.9 million of net repayments under our Rialto's warehouse repurchase facilities, (4) $133.9 million of principal payments on other borrowings, and (5) $98.2 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of 4.750% senior notes due 2021 ("4.750% Senior Notes"), $125.0 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”) and $54.6 million of net borrowings under our Lennar Financial Services' warehouse repurchase facilities.
During the nine months ended August 31, 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) an additional $250 million aggregate principal amount of 4.50% senior notes due 2019, and (2) $500 million aggregate principal amount of 4.750% senior notes due 2025; net borrowings of $575 million under our Credit Facility; and net borrowings of $294.0 million under our Lennar Financial Services' and Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by the redemption of $500 million aggregate principal amount of our 5.60% senior notes due May 2015, $168.9 million of cash payments in connection with exchanges and conversions of our 2.75% Convertible Senior Notes, $232.9 million of principal payments on other borrowings and $105.8 million of payments related to noncontrolling interests.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2016	November 30, 2015	August 31, 2015
Lennar Homebuilding debt	$4,920,848	5,025,130	5,236,502
Stockholders’ equity	6,545,535	5,648,944	5,360,016
Total capital	$11,466,383	10,674,074	10,596,518
Lennar Homebuilding debt to total capital	42.9%	47.1%	49.4%
Lennar Homebuilding debt	$4,920,848	5,025,130	5,236,502
Less: Lennar Homebuilding cash and cash equivalents	567,708	893,408	595,719
Net Lennar Homebuilding debt	$4,353,140	4,131,722	4,640,783
Net Lennar Homebuilding debt to total capital (1)	39.9%	42.2%	46.4%

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

At August 31, 2016, Lennar Homebuilding debt to total capital was lower compared to August 31, 2015, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings and the early conversion of some of our 3.25% convertible senior notes due 2021 to stockholder's equity and a decrease in Lennar Homebuilding debt.
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
On September 22, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WCI Communities, Inc. (“WCI”), under which we will acquire WCI through a merger for a combination of our Class A common stock and cash. The Merger Agreement provides that until October 26, 2016, WCI may actively solicit proposals from persons other than us. WCI can terminate the Merger Agreement to engage in a transaction that its Board of Directors deems to be more favorable to its stockholders than the transaction with us, unless we match the deemed more favorable transaction. However, if WCI terminates the Merger Agreement to engage in another transaction, it will have to pay us a termination fee. The transaction is subject to approval by WCI's stockholders. It is anticipated that a meeting of WCI stockholders to vote on the transaction will be held in December 2016 or January 2017, and, if the transaction is approved by the WCI stockholders, it will close promptly after the stockholder vote. At August 31, 2016, we had no other agreements or understandings regarding any significant transactions that have not been previously disclosed.

Our Lennar Homebuilding average debt outstanding was $5.2 billion with an average rate for interest incurred of 5.1% for the nine months ended August 31, 2016, compared to $5.2 billion with an average rate for interest incurred of 4.9% for the nine months ended August 31, 2015. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2016 was $213.5 million, compared to $217.2 million in the same period last year.
In June 2016, we amended our Credit Facility to increase the maximum borrowings from $1.6 billion to $1.8 billion, including a $318 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of our Credit Facility was extended from June 2019 to June 2020, with the remaining $160 million maturing in June 2018. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2016, we had $125 million of outstanding borrowings under our Credit Facility. As of November 30, 2015, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at August 31, 2016. In addition, we had $320 million of letter of credit facilities with different financial institutions.
Under the amended Credit Facility agreement executed in June 2016 (the “Credit Agreement”), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012 minus the lesser of 50% of the amount paid after June 24, 2016 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2016:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2016
Minimum net worth test	$2,873,260	5,337,043
Maximum leverage ratio	65.0%	43.6%
Liquidity test (1)	1.00	2.12

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
Our performance letters of credit outstanding were $261.8 million and $236.5 million at August 31, 2016 and November 30, 2015, respectively. Our financial letters of credit outstanding were $214.0 million and $216.7 million at August 31, 2016 and November 30, 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2016, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation.
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

During the nine months ended August 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted and exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges.
During the nine months ended August 31, 2016, holders converted approximately $243 million aggregate principal amount of the 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”) for 10.3 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums.
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
Our Lennar Financial Services segment warehouse facilities at August 31, 2016 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2016 (1)	$300,000
364-day warehouse repurchase facility that matures October 2016 (2)	450,000
364-day warehouse repurchase facility that matures June 2017	600,000
Total	$1,350,000

(1)	Subsequent to August 31, 2016, the warehouse repurchase facility maturity date was extended to September 2017.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $912.7 million and $858.3 million at August 31, 2016 and November 30, 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $960.4 million and $916.9 million, at August 31, 2016 and November 30, 2015, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid.

At August 31, 2016, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2016 (one year extension) (1) (2)	$400,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1) (3)	100,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (4)	100,000
Total	$850,000

(1)	RMF uses these facilities to finance its loan origination and securitization activities.

(2)
Subsequent to August 31, 2016, the warehouse repurchase facility maturity date was extended to April 2017, with the option for an additional six month extension, and the maximum aggregate commitment was increased to $500 million.

(3)	Subsequent to August 31, 2016, the warehouse repurchase facility was amended and the maximum aggregate commitment was increased to $200 million.

(4)
In 2015, Rialto entered into a separate repurchase facility to finance the origination of floating rate accrual loans. Loans financed under this new facility are held as accrual loans within loans receivable, net. As of both August 31, 2016 and November 30, 2015, borrowings under this facility were $36.3 million.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $106.6 million and $317.1 million as of August 31, 2016 and November 30, 2015, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of August 31, 2016 and November 30, 2015, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $348.5 million and $347.9 million, respectively.
As of August 31, 2016 and November 30, 2015, the outstanding amount, net of debt issuance costs, related to Rialto's structured note offerings was $27.9 million and $31.3 million, respectively.
As of both August 31, 2016 and November 30, 2015, the outstanding amount related to Rialto's 5-year senior unsecured note was $30.3 million.
Changes in Capital Structure
On July 22, 2016, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 8, 2016, as declared by our Board of Directors on June 23, 2016. On September 21, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable October 20, 2016 to holders of record at the close of business on October 5, 2016.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2016, we had equity investments in 38 homebuilding and land unconsolidated entities (of which 2 had recourse debt, 7 had non-recourse debt and 29 had no debt), compared to 34 homebuilding and land unconsolidated entities at November 30, 2015. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$43,889	141,599	352,251	765,346
Costs and expenses	110,649	127,678	409,219	580,696
Other income	—	46,400	—	49,343
Net earnings (loss) of unconsolidated entities	$(66,760)	60,321	(56,968)	233,993
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(18,034)	13,300	(24,667)	48,693
Lennar Homebuilding cumulative share of net earnings - deferred at August 31, 2016 and 2015, respectively			$44,699	22,218
Lennar Homebuilding investments in unconsolidated entities			$796,499	640,908
Equity of the unconsolidated entities			$3,802,035	2,404,720
Lennar Homebuilding investment % in the unconsolidated entities (1)			21%	27%

(1)
Our share of profit and cash distributions could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For both the three and nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity. For the nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was partially offset by equity in earnings from one of our unconsolidated entities primarily due to sales of approximately 470 homesites to third parties.
For the three months ended August 31, 2015, Lennar Homebuilding equity in earnings included $21.5 million of equity in earnings from one of our unconsolidated entities primarily due to a gain on debt extinguishment and sales of approximately 40 homesites to third parties. For the nine months ended August 31, 2015, Lennar Homebuilding equity in earnings included $64.5 million of equity in earnings from one of our unconsolidated entities primarily due to sales of approximately 700 homesites and a commercial property to third parties and a gain on debt extinguishment. In addition, for the nine months ended August 31, 2015, net earnings of unconsolidated entities included sales of 300 homesites to Lennar by one of our unconsolidated entities that resulted in $49.3 million of gross profit, of which our portion was deferred.

Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$369,203	248,980
Inventories	3,798,070	3,059,054
Other assets	1,354,826	465,404
	$5,522,099	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$854,568	288,192
Debt	865,496	792,886
Equity	3,802,035	2,692,360
	$5,522,099	3,773,438
On May 2, 2016 (the “Closing Date”), we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a newly formed FivePoint entity. The fair values of the assets contributed to the newly formed FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and will be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by us and our venture partner in a new unconsolidated entity. The transactions did not have a material impact to our financial position or cash flows. We recorded our share of combination costs in equity in loss from unconsolidated entities on our condensed consolidated statement of operations for the three and nine months ended August 31, 2016.
As of August 31, 2016 and November 30, 2015, our recorded investments in Lennar Homebuilding unconsolidated entities were $796.5 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2016 and November 30, 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the newly formed FivePoint entity, contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2016	November 30, 2015
Debt	$865,496	792,886
Equity	3,802,035	2,692,360
Total capital	$4,667,531	3,485,246
Debt to total capital of our unconsolidated entities	18.5%	22.7%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2016	November 30, 2015
Land development	$750,034	691,850
Homebuilding	46,465	49,701
Total investments	$796,499	741,551
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2016	November 30, 2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,792	50,411
Non-recourse land seller debt and other debt	323,995	324,000
Non-recourse debt with completion guarantees	137,152	146,760
Non-recourse debt without completion guarantees	306,929	260,734
Non-recourse debt to Lennar	816,868	781,905
Lennar's maximum recourse exposure (1)	48,628	10,981
Total debt	$865,496	792,886
Lennar’s maximum recourse exposure as a % of total JV debt	6%	1%

(1)	The increase in our maximum recourse exposure was primarily related to us providing a repayment guarantee on an unconsolidated entity's debt.
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
As of both August 31, 2016 and November 30, 2015, the fair values of the repayment and completion guarantees were not material. We believe that as of August 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures. (See Note 11 of the notes to our condensed consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both August 31, 2016 and November 30, 2015, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2016 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2016	2017	2018	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$48,628	—	9,015	—	39,613	—
Debt without recourse to Lennar	816,868	—	74,002	144,674	274,197	323,995
Total	$865,496	—	83,017	144,674	313,810	323,995

(1)	Represents land seller debt and other debt of which $320 million is due in December 2016.
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2016:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint (2)	$254,089	2,241,326	—	65,130	65,130	1,562,819	4%
Heritage Fields El Toro	146,091	1,515,721	—	9,887	9,887	1,377,934	1%
Heritage Hills Irvine (3)	60,108	498,830	—	—	—	165,486	—
Runkle Canyon	46,164	136,560	—	42,657	42,657	93,433	31%
Treasure Island Community Development	42,454	137,077	—	46,367	46,367	84,939	35%
Ballpark Village	34,169	112,253	—	25,235	25,235	70,339	26%
Krome Groves Land Trust	21,305	89,711	9,015	19,240	28,255	58,829	32%
Willow Springs Properties	19,008	34,193	—	—	—	32,282	—
MS Rialto Residential Holdings	18,556	74,128	—	—	—	71,875	—
LS Terracina	18,482	37,164	—	—	—	36,964	—
10 largest JV investments	660,426	4,876,963	9,015	208,516	217,531	3,554,900	6%
Other JVs	136,073	645,136	39,613	284,357	323,970	247,135	57%
Total	$796,499	5,522,099	48,628	492,873	541,501	3,802,035	12%
Land seller debt and other debt (3)			—	323,995	323,995
Total JV debt			$48,628	816,868	865,496

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 19% of total JV maximum recourse debt exposure to Lennar and 42% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment, and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)
The amounts presented above for the newly formed FivePoint entity are preliminary and will be adjusted when additional information is obtained once this new entity completes its accounting for the business combination and up to the measurement period (a period of up to one year from the FivePoint combination).

(3)	The Heritage Hills Irvine JV has a $320 million non-recourse note payable to Heritage Fields El Toro, which is included in land seller debt and other debt line item in the table.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2016	August 31, 2016	November 30, 2015
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by Lennar	Funds Contributed by Lennar	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$62,659	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	96,863	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	26,310	32,344
Rialto Capital CMBS Funds	2014	111,753	111,753	47,057	47,057	47,270	23,233
Rialto Real Estate Fund III	2015	949,578	—	100,000	—	1,559	—
Rialto Credit Partnership, LP	2016	220,000	51,150	19,999	4,650	4,637	—
Other investments						2,382	775
						$241,680	224,869
During the three and nine months ended August 31, 2016, Rialto's share of earnings from unconsolidated entities was $6.0 million and $14.3 million, respectively. During the three and nine months ended August 31, 2015, Rialto's share of earnings from unconsolidated entities was $7.6 million and $17.6 million, respectively.
As manager of real estate funds, we are entitled to receive additional revenue through carried interest if the funds meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. Advance distributions received during the three and nine months ended August 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2016	2015	2016	2015
Rialto Real Estate Fund, LP	$1,540	3,545	7,633	9,509
Rialto Real Estate Fund II, LP	15	1,051	100	6,342
Rialto Mezzanine Partners Fund, LP	225	387	525	387
Rialto Capital CMBS Funds	318	—	1,269	—
	$2,098	4,983	9,527	16,238
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on August 31, 2016, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	August 31, 2016
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$166,072	51,913	114,159
Rialto Real Estate Fund II, LP (1)	36,483	9,484	26,999
	$202,555	61,397	141,158

(1)	Net of interests of participating employees (refer to paragraph below).
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$159,683	188,147
Loans receivable	396,543	473,997
Real estate owned	566,012	506,609
Investment securities	1,284,583	1,092,476
Investments in partnerships	413,836	429,979
Other assets	41,282	30,340
	$2,861,939	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$27,605	29,462
Notes payable	562,935	374,498
Equity	2,271,399	2,317,588
	$2,861,939	2,721,548
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$51,485	41,278	147,021	122,336
Costs and expenses	24,472	24,937	66,075	73,024
Other income, net (1)	28,947	60,106	40,495	121,457
Net earnings of unconsolidated entities	$55,960	76,447	121,441	170,769
Rialto equity in earnings from unconsolidated entities	$5,976	7,590	14,337	17,582
Rialto's investments in unconsolidated entities			$241,680	211,906
Equity of the unconsolidated entities			$2,271,399	2,223,911
Rialto's investment % in the unconsolidated entities			11%	10%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At August 31, 2016, Lennar Multifamily had equity investments in 32 unconsolidated entities that are engaged in multifamily residential developments (of which 21 had non-recourse debt and 11 had no debt), compared to 29 unconsolidated entities at November 30, 2015. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In 2015, the Lennar Multifamily segment completed the initial closing of the Venture for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the nine months ended August 31, 2016, the Venture received an additional $850 million of equity commitments, increasing its total equity commitments to approximately $2 billion, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 29 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 8,700 apartments with projected project costs of $2.8 billion as of August 31, 2016. During the nine months ended August 31, 2016, $432.4 million in equity commitments were called, of which we contributed our portion of $147.6 million. During the nine months ended August 31, 2016, we received net distributions of $90.5 million as a return of capital from the Venture. As of August 31, 2016, $707.9 million of the approximately $2 billion in equity commitments had been called, of which we have contributed our portion of $182.8 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment by us of

$321.2 million. As of August 31, 2016 and November 30, 2015, the carrying value of our investment in the Venture was $170.9 million and $122.5 million, respectively. Subsequent to August 31, 2016, the Venture received an additional $250 million of equity commitments, increasing its total equity commitments to approximately $2.2 billion.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2016.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2016	November 30, 2015
Assets:
Cash and cash equivalents	$106,007	39,579
Operating properties and equipment	2,007,129	1,398,244
Other assets	49,728	25,925
	$2,162,864	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$187,715	179,551
Notes payable	628,237	466,724
Equity	1,346,912	817,473
	$2,162,864	1,463,748

Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenues	$13,796	4,067	31,759	9,236
Costs and expenses	24,611	7,174	50,341	15,249
Other income, net	20,335	13,330	90,729	13,330
Net earnings of unconsolidated entities	$9,520	10,223	72,147	7,317
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$5,060	5,004	38,754	4,404
Lennar Multifamily's investments in unconsolidated entities			$304,032	211,503
Equity of the unconsolidated entities			$1,346,912	707,375
Lennar Multifamily's investment % in the unconsolidated entities (2)			23%	30%

(1)
For the three and nine months ended August 31, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $8.0 million and $43.8 million, respectively, share of gains as a result of the sales of one and three operating properties, respectively, by its unconsolidated entities. For both the three and nine months ended August 31, 2015, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $5.7 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at August 31, 2016 and 2015:

	Controlled Homesites
August 31, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,122	446	15,568	53,255	68,823
Central	3,429	1,135	4,564	21,434	25,998
West	2,678	4,931	7,609	36,487	44,096
Houston	1,231	—	1,231	10,939	12,170
Other	1,484	—	1,484	6,551	8,035
Total homesites	23,944	6,512	30,456	128,666	159,122

	Controlled Homesites
August 31, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	19,949	494	20,443	53,177	73,620
Central	4,880	1,135	6,015	20,926	26,941
West	3,092	4,829	7,921	38,915	46,836
Houston	2,329	—	2,329	11,913	14,242
Other	1,494	—	1,494	6,668	8,162
Total homesites	31,744	6,458	38,202	131,599	169,801
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
During the nine months ended August 31, 2016, consolidated inventory not owned increased by $68.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $85.7 million and $89.2 million at August 31, 2016 and November 30, 2015, respectively. Additionally, we had posted $53.1 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2016 and November 30, 2015, respectively.

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

•	During the nine months ended August 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted and exchanged by the holders.

•	During the nine months ended August 31, 2016, holders converted approximately $243 million in aggregate principal amount of the 3.25% Convertible Senior Notes.

•
As of August 31, 2016, we had $125 million of outstanding borrowings under the Credit Facility. The maturity for $1.3 billion of the Credit Facility is June 2020, with the remaining $160 million maturing in June 2018.

•	As of August 31, 2016, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $142.9 million and $912.7 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of August 31, 2016:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2016	December 1, 2016 through November 30, 2017	December 1, 2017 through November 30, 2019	December 1, 2019 through November 30, 2021	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,952,176	51,721	512,499	2,069,934	792,776	1,525,246
Lennar Financial Services - Notes and other debts payable	913,040	912,744	104	192	—	—
Rialto - Notes and other debts payable (2)	579,102	182,069	44,330	352,703	—	—
Interest commitments under interest bearing debt (3)	1,028,637	65,678	255,554	356,370	190,272	160,763

(1)
The 3.25% Convertible Senior Notes have been included in this table based on their maturity date, but the 3.25% Convertible Senior Notes are putable to, or callable by, us at the earlier date than the maturity date disclosed in this table. The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Amount includes notes payable and other debts payable of $351.2 million related to Rialto's 7.00% Senior Notes, $30.3 million related to Rialto's 5-year senior unsecured note, $142.9 million related to the Rialto warehouse repurchase facilities and $27.9 million related to Rialto's structured note offerings with an estimated final payment date of November 15, 2017. These amounts exclude debt issuance costs.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of August 31, 2016.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2016, we had access to 30,456 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2016, we had $85.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $53.1 million of letters of credit in lieu of cash deposits under certain option contracts.

At August 31, 2016, we had letters of credit outstanding in the amount of $475.8 million (which included $53.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2016, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2016, there were approximately $497.8 million, or 36%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.7 billion at August 31, 2016. Loans in process for which interest rates were committed to the borrowers totaled approximately $810.5 million as of August 31, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2016, we had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through November 2016 and open future contracts in the amount of $392 million with settlement dates through March 2023.

(3) New Accounting Pronouncements
See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2015.

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
During the nine months ended August 31, 2016, all of the $234 million aggregate outstanding principal amount of the 2.75% convertible senior notes due 2020 were converted and exchanged by the holders.
During the nine months ended August 31, 2016, holders converted approximately $243 million in aggregate principal amount of the 3.25% convertible senior notes due 2021.
As of August 31, 2016, we had $125 million of outstanding borrowings under our unsecured revolving credit facility. As of August 31, 2016, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $142.9 million and $912.7 million, respectively.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2016

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2016	2017	2018	2019	2020	2021	Thereafter	Total	2016
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$18.6	446.5	676.5	1,378.8	3.8	665.8	1,525.2	4,715.2	5,108.9
Average interest rate	4.7%	11.2%	5.5%	4.4%	3.9%	4.4%	4.8%	5.3%	—
Variable rate	$33.1	66.0	14.1	0.6	112.1	11.1	—	237.0	245.7
Average interest rate	3.2%	3.3%	2.6%	2.5%	2.4%	2.5%	—	2.8%	—
Rialto:
Notes and other debts payable:
Fixed rate	$39.2	14.0	1.6	351.1	—	—	—	405.9	425.5
Average interest rate	4.2%	5.1%	5.9%	7.0%	—	—	—	6.7%	—
Variable rate	$142.9	30.3	—	—	—	—	—	173.2	173.2
Average interest rate	4.7%	4.5%	—	—	—	—	—	4.7%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$912.7	0.1	0.1	0.1	—	—	—	913.0	913.0
Average interest rate	2.7%	4.0%	4.0%	4.0%	—	—	—	2.7%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements. We are also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
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
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $113 million as of August 31, 2016. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, we will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
In its June 29, 2015 ruling, the District Court determined that we would be permitted to stay the judgment during appeal by posting a bond in the amount of $223.4 million related to pending litigation. The District Court calculated this amount by adding 12% per annum simple interest to the $114 million purchase price for the period beginning May 27, 2008 through May 26, 2016, the date the District Court estimated the appeal of the case would be concluded.
In June 2016, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our Tampa and Southwest Florida community sites. If it were determined that the violations occurred, this matter could result in monetary sanctions to us which we do not currently expect would be material.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2016:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2016	—	$—	—	6,218,968
July 1 to July 31, 2016	406,058	$46.42	—	6,218,968
August 1 to August 31, 2016	—	$—	—	6,218,968

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

During the three months ended August 31, 2016, holders converted approximately $175 million aggregate principal amount of the 3.25% Convertible Senior Notes for 7.5 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions and small cash premiums. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at a conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of 3.25% Convertible Senior Notes. We issued the Class A common stock upon conversion of the 3.25% Convertible Senior Notes in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of that Act.
Item 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, filed on October 4, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	10/4/2016	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date:	10/4/2016	/s/ David M. Collins
David M. Collins
Controller