Form 10-K
period 2016-11-30
LENNAR CORP /NEW/
filed 2017-01-20
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2016
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (183,331,818 shares of Class A common stock and 9,727,568 shares of Class B common stock) as of May 31, 2016, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $8,710,459,935.
As of December 31, 2016, the registrant had outstanding 203,190,098 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2017.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of real estate related financial services, a commercial real estate, investment management and finance company through our Rialto segment and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.
Our homebuilding operations are the most substantial part of our business, comprising $9.7 billion in revenues, or approximately 89% of consolidated revenues, in fiscal 2016. As of November 30, 2016, we had grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central, and Homebuilding West, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under "Homebuilding Other."
As of November 30, 2016, our reportable homebuilding segments and Homebuilding Other have divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Tennessee, Oregon and Washington
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
A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 26,563 new homes in 2016. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 1997, we completed the spin-off of our then commercial real estate business, LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into the Atlanta, Oregon, Seattle and Nashville markets. Through the most recent economic downturn, we strengthened and expanded our competitive position through strategic purchases of land at favorable prices. We are currently focused on maintaining moderate growth in community count and homes sales, reducing selling, general and administrative expenses by using innovative strategies to reduce customer acquisition costs, as well as on our soft-pivot land strategy, shortening the average time between when we acquire land and when we expect to begin building homes on it.
In addition to focusing on growing our core operating platforms, Lennar Homebuilding and Lennar Financial Services, we have also been focusing on maximizing the value of our investment in other businesses, including Rialto, Lennar Multifamily and FivePoint (included as one of our Lennar Homebuilding unconsolidated entities), which is developing three very large multi-use planned developments in California.
On September 22, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WCI Communities, Inc. ("WCI"). WCI is a luxury homebuilder of single and multi-family homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI's homes, tower units and communities are primarily targeted to move-up, second-home and active adult buyers. Under the Merger Agreement, we will acquire WCI through a merger for a combination of our Class A common stock and cash totaling $23.50 per share of WCI common stock. It is currently anticipated that the merger consideration payable to WCI stockholders will be $11.75 in cash and $11.75 in Class A common stock, with the Class A common stock valued at the average of its volume weighted average price on the New York Stock Exchange ("NYSE") on each of the ten NYSE trading days before closing. However, we have the right to reduce the portion of the merger consideration that will be Class A common stock and increase the portion that will be cash, including the right to make the entire merger consideration cash.

The transaction is subject to approval by WCI's stockholders and it is anticipated that a meeting of WCI's stockholders to vote will be held in February 2017. If the transaction is approved by the WCI stockholders, it will close promptly after the stockholder vote.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 26,563 in fiscal 2016, compared to 24,292 in fiscal 2015 and 21,003 in fiscal 2014. We primarily sell single-family attached and detached homes in communities targeted to first-time homebuyers, move-up homebuyers and active adult homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2016, the average sales price was $361,000, compared to $344,000 in fiscal 2015 and $326,000 in fiscal 2014.
We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:

•	Strong Operating Margins - We believe our operating leverage combined with our attractive land purchases position us for strong operating margins.

•
Everything’s Included® Approach - We are focused on distinguishing our products, including through our Everything’s Included® approach, which maximizes our purchasing power and enables us to include luxury features as standard items in our homes.

•
Innovative Homebuilding - We are constantly innovating the homes we build to create products that better meet our customers' needs and desires. Our Next Gen® home, or a home within a home, provides a unique new home solution for multi-generational households as homebuyers often need to accommodate children and parents to share the cost of their mortgage and other living expenses. In fiscal 2016, we delivered 1,186 Next Gen® homes representing an increase of 18% from the prior year and 4% of total home deliveries, excluding unconsolidated entities. The average sales price of the Next Gen® homes delivered in fiscal 2016 was $461,000, which is 28% above the average sales price of total home deliveries, excluding unconsolidated entities.

•
Flexible Operating Structure - Our local operating structure gives us the flexibility to make operating decisions based on local homebuilding conditions and customer preferences, while our centralized management structure provides oversight for our homebuilding operations.

Diversified Program of Property Acquisition
We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of:

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

•
Acquiring parcels of land through joint ventures or partnerships, which among other benefits, limits the amount of our capital invested in land while increasing our access to potential future homesites and allowing us to participate in strategic ventures;

•	Acquiring land in conjunction with Lennar Multifamily; and

•	Acquiring assets from banks and opportunity funds, often through relationships established by our Rialto segment.
At November 30, 2016, we owned 125,879 homesites and had access through option contracts to an additional 33,166 homesites, of which 26,650 homesites were through option contracts with third parties and 6,516 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2015, we owned 125,914 homesites and had access through option contracts to an additional 39,949 homesites, of which 33,491 homesites were through option contracts with third parties and 6,458 homesites were through option contracts with unconsolidated entities in which we have investments.

Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2016, we were actively building and marketing homes in 695 communities, including two communities being constructed by unconsolidated entities.
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
Marketing
We offer a diversified line of homes for first-time, move-up, active adult and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program simplifies the home buying experience by including the most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard features and competitive pricing, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, our advances in including solar powered technology and home automation in certain of the homes we sell, enhance our brand and improve our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors.
Most recently our marketing strategy has shifted to increase advertising through digital channels including paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has contributed to reduce selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media, including newspapers, radio advertisements and other local and regional publications and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2016, compared to 16% and 17% in 2015 and 2014, respectively. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2016 was $2.9 billion, compared to $2.5 billion at November 30, 2015 and $2.0 billion at November 30, 2014. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2017.
Lennar Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduce the amount we invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2016 and 2015, we had 38 and 34 Lennar Homebuilding unconsolidated joint ventures, respectively, in which we were participating, and our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $52.4 million and $11.0 million, respectively.
Homebuilding Ancillary Businesses
We have homebuilding ancillary business activities that are related to our homebuilding business, but are not components of our core homebuilding operations.
FivePoint - On May 2, 2016, we, through our wholly-owned subsidiaries, contributed, or obtained the right to contribute, our investments in three strategic joint ventures which include the entities that own the Newhall Ranch, Great Park Neighborhoods, and The San Francisco Shipyard and Candlestick Point (the "Shipyard Venture") master planned mixed-used developments in California previously managed by FivePoint Communities, in exchange for an investment in a FivePoint entity, which is currently included within our Lennar Homebuilding unconsolidated entities. A portion of the assets in the Shipyard Venture was retained by us and our Shipyard Venture partner.
Sunstreet - Our solar business is focused on providing homeowners through solar purchases or lease programs, high-efficiency solar power systems that generate much of a home's annual expected energy needs. In fiscal 2016, Sunstreet expanded its operations into Florida, Oregon and Washington and exited its Nevada operations due to regulation changes. In addition to these states, Sunstreet also operates in California, Colorado, Maryland and Texas.
Lennar Financial Services Operations
Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products to buyers of our homes and others through our financial services subsidiary, Universal American Mortgage Company, LLC, which includes Universal American Mortgage Company, LLC, d/b/a Eagle Home Mortgage, from locations in most of the states in which we have homebuilding operations, as well as some other states. In 2016, our financial services subsidiaries provided loans to 82% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all credit worthy potential purchasers of our homes have access to financing.
During 2016, we originated approximately 33,500 residential mortgage loans totaling $9.3 billion, compared to 32,600 residential mortgage loans totaling $8.9 billion during 2015. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2016, our Lennar Financial Services had three warehouse facilities maturing at various dates through fiscal 2017 with a total maximum aggregate commitment of $1.3 billion including an uncommitted amount of $250 million. We expect the facilities to be renewed or replaced with other facilities when they mature. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
Title and Other Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2016, we provided title and closing services for approximately 116,000 real estate transactions, and issued approximately 298,900 title insurance policies through our underwriter, North American Title Insurance Company, compared to 108,600 real estate transactions and 263,500 title insurance policies during 2015. Title and closing services by agency subsidiaries are provided in Alabama, Arizona, California, Colorado, Delaware, District of Columbia, Georgia, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. Title insurance services are provided in 40 states.
We also provide our homebuyers and others with personal lines, property and casualty insurance products through our insurance agency subsidiary, North American Advantage Insurance Services, LLC, which operates in the same states as our homebuilding divisions, as well as other states. During 2016 and 2015, we issued, as agent, approximately 13,500 and 10,700 new homeowner policies, respectively, and renewed approximately 27,700 and 17,200 homeowner policies, respectively.
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
Rialto is the sponsor of and an investor in private equity vehicles, listed in the table below, that invest in and manage real estate related assets and other related investments:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$119 million (including $52 million by us)
Rialto Real Estate Fund III	2015	$1.3 billion (including $100 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. In addition, Rialto owns general partner interests in each of the funds, which entitle it to a share of the sums distributed by the funds after investors have recovered their investments and received specified internal rates of return on those investments ("carried interests"). During the years ended November 30, 2016, 2015 and 2014, Rialto received $10.1 million, $20.0 million and $34.7 million, respectively, of advance distributions with regard to its carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds.
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
Rialto Mortgage Finance ("RMF") originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. RMF also originates floating rate loans secured by commercial real estate properties, many of which are undergoing transition, including properties undergoing lease-up, sell-out and renovation or repositioning. In order to finance RMF lending activities, as of November 30, 2016, RMF has secured four warehouse repurchase financing agreements maturing between 2017 and 2018 with commitments totaling $1.1 billion, which includes $100 million for floating rate loans.

Lennar Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
During the year ended November 30, 2016, our Lennar Multifamily segment continued to grow as a leading developer of apartment communities across the country with interests in 53 communities with development costs of approximately $4.8 billion, of which five communities were completed and operating, 13 communities were partially completed and leasing, 24 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2016, our Lennar Multifamily segment had a pipeline of future projects totaling $2.8 billion in assets across a number of states that will be developed primarily by unconsolidated entities.
Our Lennar Multifamily segment had equity investments in 28 and 29 unconsolidated entities (including the Lennar Multifamily Venture, described below) as of November 30, 2016 and 2015, respectively. During the year ended November 30, 2016, our Lennar Multifamily segment sold seven operating properties through its unconsolidated entities resulting in the segment's $91.0 million share of gains included within Lennar Multifamily equity in earnings from unconsolidated entities. During the years ended November 30, 2015 and 2014, our Lennar Multifamily segment sold two operating properties each year through its unconsolidated entities resulting in the segment's $22.2 million and $14.7 million share of gains included within Lennar Multifamily equity in earnings from unconsolidated entities, respectively.
In 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the year ended November 30, 2016, the Venture received an additional $1.1 billion of equity commitments completing the fund raising for the Venture and increasing its total commitments to $2.2 billion, including a $504 million co-investment commitment by us. As of November 30, 2016, $931.6 million of the $2.2 billion in equity commitments had been called, of which we have contributed $215.8 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $288.2 million.
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
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items;

•	Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for the multi-generational families;

•	Financial position, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets, primarily through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes; and

•	Quality construction and home warranty programs, which are supported by a responsive customer care team.

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
The business of Rialto, and the funds it manages, of purchasing distressed real estate related assets is highly competitive and fragmented. A number of entities and funds have been formed in recent years for the purpose of acquiring real estate related assets and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete in the marketplace for assets based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. In marketing of real estate investment funds we sponsor, we compete with a large variety of asset managers, including banks and other financial institutions and real estate investment firms. Rialto’s RMF business competes with other commercial mortgage lenders in a competitive market and its profitability depends on our ability to originate commercial real estate loans and sell them into securitizations at attractive prices.
Some of Rialto's competitors are substantially larger and have a lower cost of funds and greater financial, technical, marketing and other resources than Rialto and have access to funding sources that may not be available to Rialto. In addition, some of Rialto's competitors may have higher risk tolerances or make different risk assessments, than Rialto does, which could allow them to consider a wider variety of investments and establish more relationships than Rialto.
We believe that our major distinction from many of our competitors is that Rialto's team is made up of experienced managers who engage in working out and /or adding value to real estate assets and have been doing that for several years. RMF business is made up of highly seasoned managers who have been originating and securitizing loans for over 25 years with long-standing relationships and can leverage Rialto’s/Lennar’s infrastructure facilities for a rapid market entrance as well as Rialto’s current underwriting platform. Additionally, because we are a lender or capital provider to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of real estate assets. We believe that our experienced team and the infrastructure already in place give the Rialto segment an advantage and position the segment well when compared to a number of our competitors.
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
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. For example, a 2015 decision of the California Supreme Court will delay the start of a California master planned mixed-use development in which we have an investment.
In recent years, several cities and counties in which we have developments have submitted to voters "slow growth" initiatives and other ballot measures that could impact the affordability and availability of land suitable for residential development within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.

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
Our mortgage and title subsidiaries must comply with applicable real estate, lending and insurance laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations.
Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act ("FDCPA") and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities, our failure to comply with such laws could have a material adverse effect on us. We are also subject to regulations promulgated by the Federal Consumer Financial Protection Bureau regarding residential mortgage loans.
Because Rialto manages real estate asset investments, mezzanine loan and commercial mortgage-backed securities ("CMBS") funds and two entities partly owned by the FDIC, one of Rialto's entities is registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers. Our RMF subsidiary must comply with laws and regulations applicable to commercial mortgage lending. Rialto or its subsidiaries must be licensed in states in which they make loans and must comply with laws and regulations in those states.
Associates
At November 30, 2016, we employed 8,335 individuals of whom 4,351 were involved in the Lennar Homebuilding operations, 3,224 were involved in the Lennar Financial Services operations, 365 were involved in the Rialto operations and 395 were involved in the Lennar Multifamily operations, compared to November 30, 2015, when we employed 7,749 individuals of whom 4,138 were involved in the Lennar Homebuilding operations, 2,914 were involved in the Lennar Financial Services operations, 392 were involved in the Rialto operations and 305 were involved in the Lennar Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 15, 2016, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.

Item 1A.	Risk Factors.
The following are what we believe to be the principal risks that could materially affect us and our businesses.
Market and Economic Risks
The homebuilding recovery has continued its progression at a slow and steady pace; however, a downturn in the recovery or decline in economic conditions could adversely affect our operations.
In fiscal 2016, we continued to experience a steadily improving housing market, and we saw increases in new sales contracts signed and homes delivered compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the numbers of homes we could sell and the prices for which we could sell them. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or there were another economic downturn, the resulting decline in demand for new homes would negatively impact our business, results of operations and financial condition.

During the prior economic downturn, we had to take significant write-downs on the carrying values of land we owned and of option values. A future decline in land values could result in similar write-downs.
Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or homesites we acquired at costs we will not be able to recover fully, or on which we cannot build and sell homes profitably. This is particularly true when entitled land becomes increasingly scarce, as it has recently, and the cost of purchasing such land may be relatively high. Also, there can be significant fluctuations in the value of our owned undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for lower than anticipated profit margins or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. When demand for homes fell during the most recent recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write downs with regard to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, in recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate.
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
Lennar Financial Services. Our Lennar Financial Services business competes with other mortgage lenders, including national, regional and local banks and other financial institutions. Mortgage lenders who have greater access to low cost funds, superior technologies or different lending criteria than we do may be able to offer more attractive financing to potential customers than we can.
Rialto. There are many firms and investment funds that compete with Rialto in trying to acquire distressed mortgage debt, foreclosed properties and other real estate related assets. At least some of the firms with which Rialto competes, or will compete, for investment opportunities have, or will have, a cost of funds or targeted investment return that is lower than that of Rialto or the funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for Rialto or the funds it manages. Our RMF business competes with national and regional banks as well as smaller community banks within the various markets in which we operate and non-bank lenders, many of which are far larger than RMF or have access to lower cost funds than we do.
Lennar Multifamily. Our multifamily rental business competes with other multifamily apartment developers and operators at locations across the United States where we have investments in rental properties. We also compete in securing partners, equity capital and debt financing, and we compete in securing tenants with the large supply of already existing or newly built rental apartments, as well as with sellers of homes. These competitive conditions could negatively impact the ability of the ventures in which we are participating to find renters for the apartments they are building or the prices for which those apartments can be rented.
Operational Risks
We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.
As a homebuilder, we are subject in the ordinary course of our business to warranty and construction defect claims. We are also subject to claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur.
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
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. During 2016, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition or weak demand restricts our ability to pass additional costs of materials and labor on to homebuyers.
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
Our business requires that we be able to finance the development of our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2016, we had a $1.8 billion revolving credit facility with a group of banks (the "Credit Facility"), which includes a $298 million accordion feature, subject in part to additional commitments. If market conditions strengthen to the point that we need additional funding but we are not able to increase our Credit Facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Lennar Financial Services segment has warehouse facilities to finance its lending activities and our Rialto segment has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. Further, Rialto's 7.00% senior notes due 2018 contain restrictive covenants imposing operational and financial restrictions on our Rialto segment, including restrictions that may limit Rialto’s ability to sell assets, pay dividends or make other distributions, enter into transactions with affiliates or incur additional indebtedness. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2016, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $5.0 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:

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
Our inability to obtain performance bonds could adversely affect our results of operations and cash flows.
We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At November 30, 2016, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.
Our Lennar Financial Services segment and RMF have warehouse facilities that mature between 2017 and 2018, and if we cannot renew or replace these facilities, we may have to reduce our mortgage lending and origination activities.
Our Lennar Financial Services segment has an aggregate committed and uncommitted amount under three warehouse repurchase credit facilities that totaled $1.3 billion as of November 30, 2016, all of which will mature during 2017. Our Lennar Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, the commercial mortgage lender in our Rialto segment, has an aggregate committed amount under four warehouse repurchase credit facilities that totaled $1.1 billion as of November 30, 2016, all of which will mature between 2017 and 2018. RMF uses these facilities primarily to finance its mortgage origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Lennar Financial Services segment and RMF, as applicable, which would have a material adverse impact on our financial results.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Lennar Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling them. For example, in connection with our Lennar Multifamily business, and its joint ventures, we and the other venture participants have assumed certain obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $4.4 billion outstanding, net of debt issuance costs, and excluding Rialto's 7.00% senior notes due 2018, as of November 30, 2016. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from Lennar Financial Services, others obtain mortgage financing from banks and other independent lenders. The uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.

Our Lennar Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.
Approximately 55% of the mortgage loans made by our Lennar Financial Services segment in 2016 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Lennar Financial Services segment would be adversely affected by a decrease in refinance transactions, if mortgage interest rates rise.
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
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain limited representations and warranties we make in connection with such sales. Mortgage investors could seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations or warranties. In addition, when our Rialto segment sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
New mortgage products that we may offer may expose us to liability.
Through our Lennar Financial Services segment, we offer non-Qualified Mortgage loan products which, unlike Qualified Mortgages, do not benefit from a presumption that when the loan is made the borrower has the ability to repay the loan. While we have taken substantial steps to try to mitigate exposure to bad credits and to insure that as to each loan we have made a reasonable determination that the borrower will have the ability to repay the loan, this type of product has increased risk and exposure to litigation and claims of borrowers. If we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower's ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which might prevent us from collecting interest and principal on that loan. If we have sold the loan or the servicing of the loan, failure to properly ascertain the borrower's ability to repay the loan may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan.
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
New or modified regulations and related regulatory guidance focused on the financial industry may have adverse effects on aspects of our businesses. For example, in October 2014, final rules were promulgated under the Dodd-Frank Wall Street Reform Act that require mortgage lenders or third-party B-piece buyers to retain a portion of the credit risk related to securitized loans. We have determined that these rules do not affect our residential mortgage lending operations at this time; however, the new rules may adversely impact our RMF subsidiary's commercial mortgage lending operations. While it is still too early to know the full impact of the new rules on the market, we believe that the rules may reduce the price of commercial mortgage-backed securities ("CMBS") and limit the overall volume of CMBS related loan purchases, which could impact the financial results of our RMF business. In addition, if our residential mortgage lending operations became subject to these rules in the future, that would substantially increase the amount we would have to invest in our mortgage lending operations and increase our risks with regard to loans we originate and sell in the secondary mortgage market.
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

We could be hurt by efforts to impose liabilities or obligations on persons with regard to labor law violations by other persons whose employees perform contracted services.
The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work related laws by firms whose employees are performing contracted for services. A recent National Labor Relations Board ruling holds that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors' employees. If that ruling is upheld on appeal, it could make us responsible for collective bargaining obligations and labor law violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.
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
Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. For example, Nevada has enacted a law providing that if the amount an assignee of a mortgage note paid to acquire the note is less than the face amount of the note, the assignee cannot recover more through a deficiency action than the amount it paid for the note. If the Nevada law is upheld, or similar laws are enacted in other jurisdictions, it could materially and adversely affect our ability and the ability of funds we manage to profit from purchases of distressed debt.
Other Risks
Our results of operations could be adversely affected if legal claims against us are not resolved in our favor.
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other persons. We establish reserves against legal claims and we believe that, in general, legal claims will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have a material adverse effect on our results of operations for the periods when we are required to make the payments. We have a substantial judgment against us in a contract suit, which we have bonded and are appealing as disclosed in Item 3. Legal Proceedings.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and protect our information technology, computer intrusion efforts are becoming increasingly sophisticated, and even the enhanced controls we have installed might be breached. If our IT systems cease to function properly, we could suffer interruptions in our operations. If our cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about purchasers of our homes or borrowers from our mortgage lending subsidiaries. This could damage our reputation, expose us to claims, and require us to incur significant costs to repair or restore the security of our computer systems.

Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If there is a downturn in the housing market, or if mortgage financing becomes even less available than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
Fund II, of which our Rialto segment owns an interest and for which it performs asset management services, owns an interest in a joint venture which holds real estate assets in Spain. Expansion of our services and investments in Spain and any expansion into other international markets in the future, could result in operational problems not typically experienced in the United States. Our activities outside the United States are subject to risks associated with doing business internationally, including fluctuations in currency exchange rates, the implementation of currency controls, material changes in a specific country’s or region’s political or economic conditions, differences in the legal and regulatory systems, reputational risks and cultural differences which may lead to competitive disadvantages, particularly due to our need to comply with U.S. anti-corruption laws. There also are tax consequences of doing business outside the U.S., both under U.S. tax laws and under the tax laws of the countries in which we do business.
We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
At November 30, 2016, we had state tax net operating loss ("NOL") carryforwards totaling $90.6 million that will expire between 2017 and 2035. At November 30, 2016, we had a valuation allowance of $5.8 million, primarily related to state NOL carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our NOLs, we may have to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.
The new Trump Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.
The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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
Stuart Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities, of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 42% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to cause our stockholders to approve actions that are contrary to our other stockholders' desires.
The trading price of our Class B common stock normally is lower than that of our Class A common stock.
The only difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to ten votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the New York Stock Exchange ("NYSE") normally is substantially lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
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

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 20, 2017:

Name	Position	Age
Stuart Miller	Chief Executive Officer	59
Richard Beckwitt	President	57
Jonathan M. Jaffe	Vice President and Chief Operating Officer	57
Bruce Gross	Vice President and Chief Financial Officer	58
Diane J. Bessette	Vice President and Treasurer	56
Mark Sustana	Secretary and General Counsel	55
David M. Collins	Controller	47
Mr. Miller is one of our Directors and has served as our Chief Executive Officer since 1997. Mr. Miller served as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves on the Board of Directors of Five Point Holdings, LLC.
Mr. Beckwitt served as our Executive Vice President from March 2006 to 2011. Since April 2011, Mr. Beckwitt has served as our President. Mr. Beckwitt also serves on the Board of Directors of Eagle Materials Inc. and Five Point Holdings, LLC, and previously served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company.
Mr. Jaffe has served as Vice President since 1994 and has served as our Chief Operating Officer since December 2004. Before that time, Mr. Jaffe served as a Regional President in our Homebuilding operations. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe was one of our Directors from 1997 through June 2004. Mr. Jaffe serves on the Board of Directors of Five Point Holdings, LLC.

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
On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date we purchase the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $116 million as of November 30, 2016. In addition, if we are required to purchase the property, we will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. We have not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, we will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
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
In June 2016, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our Tampa and Southwest Florida communities. It has been determined that violations occurred and this matter will result in monetary sanctions to us, which we do not currently expect will be material.
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
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols "LEN" and "LEN.B," respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the New York Stock Exchange, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2016	2015	2016	2015
First	$52.49 - 37.14	$51.51 - 41.25	4¢	4¢
Second	$48.96 - 42.37	$53.67 - 44.76	4¢	4¢
Third	$49.60 - 43.11	$56.04 - 45.78	4¢	4¢
Fourth	$47.60 - 39.68	$54.23 - 46.23	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2016	2015	2016	2015
First	$42.70 - 30.04	$41.21 - 32.75	4¢	4¢
Second	$39.30 - 33.71	$42.59 - 36.14	4¢	4¢
Third	$39.93 - 34.68	$46.55 - 37.61	4¢	4¢
Fourth	$38.17 - 32.09	$45.69 - 38.23	4¢	4¢
As of December 31, 2016, the last reported sale price of our Class A common stock was $42.93 and the last reported sale price of our Class B common stock was $34.50. As of December 31, 2016, there were approximately 706 and 508 holders of record of our Class A and Class B common stock, respectively.
On January 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 10, 2017, to holders of record at the close of business on January 27, 2017. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2016:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2016	228	$43.20	—	6,218,968
October 1 to October 31, 2016	320	$42.13	—	6,218,968
November 1 to November 30, 2016	177	$41.40	—	6,218,968

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

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2011 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2011	2012	2013	2014	2015	2016
Lennar Corporation	$100	208	197	261	284	237
Dow Jones U.S. Home Construction Index	$100	182	189	226	256	225
Dow Jones U.S. Total Market Index	$100	116	152	176	180	194

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2012 through 2016. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Results of Operations:
Revenues:
Lennar Homebuilding	$9,741,337	8,466,945	7,025,130	5,354,947	3,581,232
Lennar Financial Services	$687,255	620,527	454,381	427,342	384,618
Rialto	$233,966	221,923	230,521	138,060	138,856
Lennar Multifamily	$287,441	164,613	69,780	14,746	426
Total revenues	$10,949,999	9,474,008	7,779,812	5,935,095	4,105,132
Operating earnings (loss):
Lennar Homebuilding	$1,344,932	1,271,641	1,033,721	733,075	258,985
Lennar Financial Services	$163,617	127,795	80,138	85,786	84,782
Rialto	$(16,692)	33,595	44,079	26,128	11,569
Lennar Multifamily	$71,174	(7,171)	(10,993)	(16,988)	(5,884)
Corporate general and administrative expenses	$232,562	216,244	177,161	146,060	127,338
Earnings before income taxes	$1,330,469	1,209,616	969,784	681,941	222,114
Net earnings attributable to Lennar (1)	$911,844	802,894	638,916	479,674	679,124
Diluted earnings per share	$3.93	3.46	2.80	2.15	3.11
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$15,361,781	14,419,509	12,923,151	11,239,885	10,323,177
Debt:
Lennar Homebuilding	$4,575,977	5,025,130	4,661,266	4,165,792	3,971,348
Rialto	$622,335	771,728	617,077	437,161	569,154
Lennar Financial Services	$1,077,228	858,300	704,143	374,166	457,994
Lennar Multifamily	$—	—	—	13,858	—
Stockholders’ equity	$7,026,042	5,648,944	4,827,020	4,168,901	3,414,764
Total equity	$7,211,567	5,950,072	5,251,302	4,627,470	4,001,208
Shares outstanding (000s)	234,475	211,146	205,039	204,412	191,548
Stockholders’ equity per share	$29.96	26.75	23.54	20.39	17.83
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	26,563	24,292	21,003	18,290	13,802
New orders	27,372	25,106	22,029	19,043	15,684
Backlog of home sales contracts	7,623	6,646	5,832	4,806	4,053
Backlog dollar value	$2,891,538	2,477,751	1,974,328	1,619,601	1,160,385

(1)
Net earnings attributable to Lennar for the year ended November 30, 2013 included $177.0 million net tax provision, which included a tax benefit of $67.1 million for a valuation allowance reversal. Net earnings attributable to Lennar for the year ended November 30, 2012 included $435.2 million of benefit for income taxes, which included a reversal of the majority of our deferred tax asset valuation allowance of $491.5 million, partially offset by a tax provision for fiscal year 2012 pre-tax earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our audited consolidated financial statements and accompanying notes included elsewhere in this Report.

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this annual report include statements regarding: our belief that the housing market is continuing its slow and steady recovery, and the drivers behind such recovery; our expectation that demand will continue to build and come to the market over the next few years and that it should drive increased production; our expectation that we will see lower margins in 2017 compared to 2016; our expectation that we plan to continue to identify and invest in land opportunities that we expect will drive our future growth and profitability; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are currently positioned to deliver between 28,500 and 29,000 homes in fiscal 2017; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our expectation that substantially all homes currently in backlog will be delivered in fiscal year 2017; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court’s decision in the Settlers Crossing case is contrary to applicable law; our expectations regarding the WCI Communities, Inc. ("WCI") transaction, including our expectation that a meeting of the WCI stockholders to vote on the transaction will be held in February 2017, and, if the transaction is approved by the WCI stockholders, will close promptly after the stockholders vote; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities and our expectations regarding the energy efficient home and solar energy property tax credits.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: our ability to acquire land and pursue real estate opportunities at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations, including an unfavorable outcome in the Settlers Crossing case; with respect to the WCI transaction, that WCI terminates the Merger Agreement to accept what its Board deems to be a superior proposal or that the WCI transaction is not approved by WCI’s stockholders; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed consolidated financial statements for a particular reporting period; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties; the ability of our Lennar Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our ability to successfully execute our strategies, including strategies related to our soft-pivot and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and our ability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and solar energy property tax credits.
Please see "Item 1A-Risk Factors" of this Annual Report for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

Outlook
As we look ahead to 2017, we expect to see a similar economic environment as in 2016 with some potential upside from the new administration in Washington. These expectations derive from the following general views. Even with the now clear upward movement in interest rates mapped out by the Federal Reserve and the many questions around taxes and the regulatory environment raised by our incoming new President, we expect to see a continued slow but steady, though sometimes erratic, positive homebuilding market. Lower unemployment, modest wage growth and consumer confidence should increase household formation, which drives families to purchase homes and to rent apartments. We believe the new home market continues to have significant pent-up demand, though stronger in some markets than in others, and we expect that demand will continue to drive increased production as the deficit in the housing stock ultimately needs to be replenished. We expect the first time homebuyer will continue to come back to the market as stronger economic conditions should drive purchasers to the market, with this demand being partially offset by marginally higher monthly payments. Nevertheless, land and labor shortages will continue to be limiting factors and will constrain supply and restrict the ability to quickly respond to growing demand, while the mortgage market and higher rents will continue to limit that demand due to potential homebuyers having less disposable income and limited ability to finance a new home purchase. We expect that these conditions will continue to result in slow but steady, though sometimes erratic growth throughout the industry.
Fiscal 2016 was another excellent year for Lennar, with revenues and net earnings attributable to Lennar increasing 16% and 14%, respectively, from 2015. Our core homebuilding business continued to produce strong operating results as gross margins and operating margins were 23.0% and 13.6%, respectively. Our home deliveries and new orders both increased 9% compared to fiscal 2015. Our efficient Everything’s Included® manufacturing model helped mitigate the impact of a tight labor market and our focus on digital marketing and higher volume helped to improve our S,G&A leverage. In addition, we ended the year with a strong sales backlog, up 15% in homes and 17% in dollar value, which gives us a strong start for fiscal 2017.
Complementing our homebuilding business, we also had strong performances from our other businesses during fiscal 2016. Our Financial Services segment produced $163.6 million of pretax earnings compared to $127.8 million in 2015. The increase in profitability was primarily due to increased transactions and higher profit per transaction in the segment's mortgage and title operations.
Our Multifamily rental business continued to grow during fiscal 2016, as it sold seven completed rental properties.
In fiscal 2017, our principal focus in our homebuilding operations will continue to be 1) on our soft-pivot strategy, we plan to continue to identify and invest in unique and enticing land opportunities with shorter term land that we expect will drive our future growth and profitability; 2) lower targeted growth rate to maximize our net operating margin though we expect to continue to see lower margins in 2017 compared to 2016 due to cost increases outpacing sales price increases and competitive pressures; and 3) heavy focus on SG&A by using innovative strategies to reduce customer acquisition costs.
We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 28,500 and 29,000 homes in fiscal 2017. We are also focused on our multiple platforms including Rialto and Multifamily, as such ancillary businesses continue to mature and expand their franchises providing opportunities that we expect will enhance shareholder value. Overall, we believe we are on track to achieve another year of substantial profitability in fiscal 2017.

Results of Operations
Overview
Our net earnings attributable to Lennar were $911.8 million, or $3.93 per diluted share ($4.13 per basic share) in 2016, $802.9 million, or $3.46 per diluted share ($3.87 per basic share) in 2015, and $638.9 million, or $2.80 per diluted share ($3.12 per basic share) in 2014.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2016	2015	2014
Lennar Homebuilding revenues:
Sales of homes	$9,558,517	8,335,904	6,839,642
Sales of land	182,820	131,041	185,488
Total Lennar Homebuilding revenues	9,741,337	8,466,945	7,025,130
Lennar Homebuilding costs and expenses:
Costs of homes sold	7,362,853	6,332,850	5,103,409
Costs of land sold	138,111	100,939	143,797
Selling, general and administrative	898,917	831,050	714,823
Total Lennar Homebuilding costs and expenses	8,399,881	7,264,839	5,962,029
Lennar Homebuilding operating margins	1,341,456	1,202,106	1,063,101
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(49,275)	63,373	(355)
Lennar Homebuilding other income, net	57,377	18,616	7,526
Other interest expense	(4,626)	(12,454)	(36,551)
Lennar Homebuilding operating earnings	$1,344,932	1,271,641	1,033,721
Lennar Financial Services revenues	$687,255	620,527	454,381
Lennar Financial Services costs and expenses	523,638	492,732	374,243
Lennar Financial Services operating earnings	$163,617	127,795	80,138
Rialto revenues	$233,966	221,923	230,521
Rialto costs and expenses	229,769	222,875	249,114
Rialto equity in earnings from unconsolidated entities	18,961	22,293	59,277
Rialto other income (expense), net	(39,850)	12,254	3,395
Rialto operating earnings (loss)	$(16,692)	33,595	44,079
Lennar Multifamily revenues	287,441	164,613	69,780
Lennar Multifamily costs and expenses	301,786	191,302	95,227
Lennar Multifamily equity in earnings from unconsolidated entities	85,519	19,518	14,454
Lennar Multifamily operating earnings (loss)	$71,174	(7,171)	(10,993)
Total operating earnings	$1,563,031	1,425,860	1,146,945
Corporate general and administrative expenses	232,562	216,244	177,161
Earnings before income taxes	$1,330,469	1,209,616	969,784
Net earnings attributable to Lennar	$911,844	802,894	638,916
Gross margin as a % of revenue from home sales	23.0%	24.0%	25.4%
S,G&A expenses as a % of revenues from home sales	9.4%	10.0%	10.5%
Operating margin as a % of revenues from home sales	13.6%	14.1%	14.9%
Average sales price	$361,000	344,000	326,000

2016 versus 2015
Revenues from home sales increased 15% in the year ended November 30, 2016 to $9.6 billion from $8.3 billion in 2015. Revenues were higher primarily due to a 9% increase in the number of home deliveries, excluding unconsolidated entities, and a 5% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 26,481 homes in the year ended November 30, 2016 from 24,209 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. This includes an increase in home deliveries in Homebuilding Central despite a slight decrease in home deliveries in our former Homebuilding Houston segment, which is now aggregated into our Homebuilding Central segment as it no longer meets the reportable segment criteria. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and by higher demand as the number of deliveries per active community increased. The decrease in home deliveries in Houston was primarily due to less demand in the higher-priced communities driven by volatility in the energy sector. The average sales price of homes delivered increased to $361,000 in the year ended November 30, 2016 from $344,000 in the year ended November 30, 2015, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,500 per home delivered in the year ended November 30, 2016, or 5.9% as a percentage of home sales revenue, compared to $21,400 per home delivered in the year ended November 30, 2015, or 5.9% as a percentage of home sales revenue.
Gross margins on home sales were $2.2 billion, or 23.0%, in the year ended November 30, 2016, compared to $2.0 billion, or 24.0%, in the year ended November 30, 2015. Gross margin percentage on home sales decreased compared to the year ended November 30, 2015 primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $898.9 million in the year ended November 30, 2016, compared to $831.1 million in the year ended November 30, 2015. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.4% in the year ended November 30, 2016, from 10.0% in the year ended November 30, 2015 due to improved operating leverage as a result of an increase in home deliveries and benefits from our focus on digital marketing.
Gross profits on land sales were $44.7 million in the year ended November 30, 2016, compared to $30.1 million in the year ended November 30, 2015.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($49.3) million in the year ended November 30, 2016, compared to $63.4 million in the year ended November 30, 2015. In the year ended November 30, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million. This was partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. In the year ended November 30, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities included $82.8 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites and a commercial property to third parties, sales of homesites to another joint venture in which we have a 50% investment, and a gain on debt extinguishment.
Lennar Homebuilding other income, net, totaled $57.4 million in the year ended November 30, 2016, compared to $18.6 million in the year ended November 30, 2015. In the year ended November 30, 2016, other income, net, included management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures and gains on the sale of several clubhouses during the year ended November 30, 2016. In the year ended November 30, 2015, other income, net included $10.2 million aggregate gains on sales of an operating property and a clubhouse.
Lennar Homebuilding interest expense was $245.1 million in the year ended November 30, 2016 ($235.1 million was included in costs of homes sold, $5.3 million in costs of land sold and $4.6 million in other interest expense), compared to $220.1 million in the year ended November 30, 2015 ($205.2 million was included in costs of homes sold, $2.5 million in costs of land sold and $12.5 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $163.6 million in the year ended November 30, 2016, compared to $127.8 million in the year ended November 30, 2015. The increase in profitability was primarily due to increased transactions and higher profit per transaction in the segment's mortgage and title operations.
Operating earnings for our Rialto segment were $2.1 million in the year ended November 30, 2016 (which included a $16.7 million operating loss and an add back of $18.8 million of net loss attributable to noncontrolling interests). Operating earnings in the year ended November 30, 2015 were $28.8 million (which included $33.6 million of operating earnings, partially offset by $4.8 million of net earnings attributable to noncontrolling interests).

Rialto revenues were $234.0 million in the year ended November 30, 2016, compared to $221.9 million in the year ended November 30, 2015. Revenues increased primarily due to an increase in Rialto Mortgage Finance ("RMF") securitization revenues due to higher securitization margins.
Rialto expenses were $229.8 million in the year ended November 30, 2016, compared to $222.9 million in the year ended November 30, 2015. Expenses increased primarily due to an increase in loan impairments and general and administrative expenses.
Rialto equity in earnings from unconsolidated entities was $19.0 million and $22.3 million in the years ended November 30, 2016 and 2015, respectively, related to Rialto's share of earnings from its real estate funds (the "Funds").
Rialto other income (expense), net, was ($39.9) million in the year ended November 30, 2016, compared to $12.3 million in the year ended November 30, 2015. The decrease in other income (expense), net, was primarily attributable to a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio, a decrease in net realized gains on the sale of real estate owned ("REO"), and an increase in REO impairments. The hospital is managed by a third party management company.
Operating earnings for our Lennar Multifamily segment were $71.2 million in the year ended November 30, 2016, compared to an operating loss of $7.2 million in the year ended November 30, 2015. The increase in profitability was primarily due to the segment's $91.0 million share of gains as a result of the sale of seven operating properties by Lennar Multifamily's unconsolidated entities. In the year ended November 30, 2015, the operating loss in Lennar Multifamily primarily related to general and administrative expenses, partially offset by the segment's $22.2 million share of gains as a result of the sale of two operating properties by Lennar Multifamily's unconsolidated entities, management fee income and general contractor income, net.
Corporate general and administrative expenses were $232.6 million, or 2.1% as a percentage of total revenues, in the year ended November 30, 2016, compared to $216.2 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2015. As a percentage of total revenues, corporate general and administrative expenses improved due to increased operating leverage.
Net earnings attributable to noncontrolling interests were $1.2 million and $16.3 million in the years ended November 30, 2016 and 2015, respectively. Net earnings attributable to noncontrolling interests during the year ended November 30, 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the year ended November 30, 2015 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures and net earnings related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the years ended November 30, 2016 and 2015, we had a tax provision of $417.4 million and $390.4 million, respectively. Our overall effective income tax rates were 31.40% and 32.72% for the years ended November 30, 2016 and 2015, respectively. The reduction is primarily the result of the reversal of an accrual due to a settlement with the IRS in the year ended November 30, 2016, which reduced our effective tax rate by (1.02%). During the year ended November 30, 2016, tax legislation was passed extending the new energy efficient home credit through 2016, as well as extending the 30% investment tax credit for solar energy property through 2022. For the years ended November 30, 2016 and 2015, the impact of these tax credits was (3.46%) and (1.92%), respectively. However, the new energy efficient home credit expired in December 2016 and will not benefit our effective tax rate in 2017 and future years unless extending legislation is enacted.
2015 versus 2014
Revenues from home sales increased 22% in the year ended November 30, 2015 to $8.3 billion from $6.8 billion in 2014. Revenues were higher primarily due to a 15% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 24,209 homes in the year ended November 30, 2015 from 20,971 homes in the year ended November 30, 2014. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $344,000 in the year ended November 30, 2015 from $326,000 in the year ended November 30, 2014, primarily due to increased pricing in many of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,400 per home delivered in the year ended November 30, 2015, or 5.9% as a percentage of home sales revenue, compared to $21,400 per home delivered in the year ended November 30, 2014, or 6.2% as a percentage of home sales revenue.
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
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $63.4 million in the year ended November 30, 2015, compared to ($0.4) million in the year ended November 30, 2014. In the year ended November 30, 2015, Lennar Homebuilding equity in earnings from unconsolidated entities primarily related to $82.8 million of equity in earnings from one of our unconsolidated entities, due to the sale of homesites and a commercial property to third parties, the sale of approximately 800 homesites to a joint venture in which we have a 50% investment, and a gain on debt extinguishment. In the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities primarily related to our share of net operating losses from various Lennar Homebuilding unconsolidated entities, which included $4.6 million of our share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income, net, totaled $18.6 million in the year ended November 30, 2015, compared to $7.5 million in the year ended November 30, 2014. In the year ended November 30, 2015, other income, net included $10.2 million aggregate gains on sales of an operating property and a clubhouse.
Lennar Homebuilding interest expense was $220.1 million in the year ended November 30, 2015 ($205.2 million was included in costs of homes sold, $2.5 million in costs of land sold and $12.5 million in other interest expense), compared to $201.5 million in the year ended November 30, 2014 ($161.4 million was included in costs of homes sold, $3.6 million in costs of land sold and $36.6 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in our outstanding debt and home deliveries.
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
Rialto revenues were $221.9 million in the year ended November 30, 2015, compared to $230.5 million in the year ended November 30, 2014. Revenues decreased primarily due to a decrease in interest income as a result of a decrease in the portfolio of loans Rialto owns because of loan collections, resolutions and REO foreclosures and because Rialto no longer recognized interest income under the accretable yield method. Instead, interest income is recognized to the extent that loan collections exceed their carrying value. This decrease was partially offset by an increase in securitization revenue and interest income from RMF. In addition, in the years ended November 30, 2015 and 2014, revenues included $20.0 million and $34.7 million, respectively, of advance distributions with regard to Rialto's carried interests in its Funds in order to cover income tax obligations resulting from the allocations of taxable income to Rialto’s carried interests in these funds.
Rialto expenses were $222.9 million in the year ended November 30, 2015, compared to $249.1 million in the year ended November 30, 2014. Expenses decreased primarily due to a $46.8 million decrease in loan impairments, partially offset by an increase in RMF securitization expenses, general and administrative expenses and interest expense.
Rialto equity in earnings from unconsolidated entities was $22.3 million and $59.3 million in the years ended November 30, 2015 and 2014, respectively, primarily related to the segment's share of net earnings from its Funds. The decrease in equity in earnings was primarily related to smaller net increases in the fair value of certain assets in the Rialto Funds in the year ended November 30, 2015 than in the year ended November 30, 2014.
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
During the years ended November 30, 2015 and 2014, we had a tax provision of $390.4 million and $341.1 million, respectively. Our overall effective tax rates were 32.72% and 34.80% for the years ended November 30, 2015 and 2014, respectively. The effective tax rate for the year ended November 30, 2015 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and accruals for uncertain tax positions. The reduction was primarily from tax credits related to our increased investment in solar energy systems in 2015 compared with 2014, and the retroactive enactment of the new energy efficient home credit. For the year ended November 30, 2015, the impact of the solar energy credit on our effective tax rate was (0.91%). In addition, the new energy efficient home credit for homes delivered in 2014 was retroactively restored and extended in December 2014. We were eligible for this tax credit to the extent our homes meet the energy efficiency standards required under the tax code. The impact of this legislation on the Company’s effective tax rate for the year ended November 30, 2015 was (1.01%).

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
As of and for the year ended November 30, 2016, we have aggregated our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central, and Homebuilding West, based primarily upon similar economic characteristics, geography, and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those three reportable segments.
During the fourth quarter of 2016, we evaluated all of our reportable segments and as the Houston operating division, which previously had been reported a separate reportable segment, did not meet the reportable criteria set forth in Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280"), we aggregated this operating division into the Homebuilding Central reportable segment as this division exhibits similar economic characteristics, geography and product type as the other divisions in Homebuilding Central.
In addition, during the first quarter of 2016, we made the decision to divide the Southeast Florida operating division into two operating segments to maximize operational efficiencies given the continued growth of the division. As a result of this change in management structure, we re-evaluated our reportable segments and determined that neither operating segment met the reportable criteria set forth in ASC 280. We aggregated these operating segments into the Homebuilding East reportable segment as these divisions exhibit similar economic characteristics, geography and product type as the other divisions in Homebuilding East.
All prior year segment information has been restated to conform with the 2016 presentation. The changes in the reportable segments have no effect on our consolidated financial position, results of operations or cash flows for the periods presented.

At November 30, 2016 our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2016	2015	2014
Homebuilding revenues:
East:
Sales of homes	$3,887,217	3,524,691	2,915,463
Sales of land	54,119	38,987	25,116
Total East	3,941,336	3,563,678	2,940,579
Central:
Sales of homes	2,218,590	1,888,126	1,584,122
Sales of land	64,989	56,186	65,931
Total Central	2,283,579	1,944,312	1,650,053
West:
Sales of homes	2,704,670	2,338,652	1,761,762
Sales of land	52,988	26,867	34,613
Total West	2,757,658	2,365,519	1,796,375
Other:
Sales of homes	748,040	584,435	578,295
Sales of land	10,724	9,001	59,828
Total Other	758,764	593,436	638,123
Total homebuilding revenues	$9,741,337	8,466,945	7,025,130

	Years Ended November 30,
(In thousands)	2016	2015	2014
Operating earnings:
East:
Sales of homes	$578,207	578,185	500,412
Sales of land	22,035	10,448	9,160
Equity in earnings (loss) from unconsolidated entities	(230)	118	1,678
Other income (expense), net (1)	20,579	(1,615)	5,185
Other interest expense	(3,416)	(6,273)	(14,364)
Total East	617,175	580,863	502,071
Central:
Sales of homes (2)	245,103	196,372	180,248
Sales of land (3)	2,038	13,595	17,113
Equity in earnings (loss) from unconsolidated entities	401	75	(10)
Other income (expense), net	(1,393)	775	(7,172)
Other interest expense	(174)	(2,119)	(6,972)
Total Central	245,975	208,698	183,207
West:
Sales of homes	396,696	358,054	286,393
Sales of land	16,689	446	11,851
Equity in earnings (loss) from unconsolidated entities (4)	(49,731)	62,960	(1,647)
Other income, net (5)	33,728	17,564	7,652
Other interest expense	(1,036)	(3,206)	(11,530)
Total West	396,346	435,818	292,719
Other:
Sales of homes	76,741	39,393	54,357
Sales of land	3,947	5,613	3,567
Equity in earnings (loss) from unconsolidated entities	285	220	(376)
Other income, net	4,463	1,892	1,861
Other interest expense	—	(856)	(3,685)
Total Other	85,436	46,262	55,724
Total homebuilding operating earnings	$1,344,932	1,271,641	1,033,721

(1)
Other income, net, for the year ended November 30, 2016, included gains of $14.5 million on the sales of three clubhouses. Other expense, net, for the year ended November 30, 2015 primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests.

(2)	Sales of homes for the year ended November 30, 2014 included a $12.0 million insurance recovery and other nonrecurring items.

(3)	Sales of land for the year ended November 30, 2016 included $6.3 million of valuation adjustments to land we intend to sell or have sold to third parties.

(4)
Equity in loss from unconsolidated entities for the year ended November 30, 2016 included our share of costs associated with the FivePoint combination and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million, partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. Equity in earnings from unconsolidated entities for the year ended November 30, 2015 included $82.8 million of equity in earnings from one of our unconsolidated entities primarily due to the sale of a commercial property and homesites to third parties and a gain on debt extinguishment. Equity in loss from unconsolidated entities for the year ended November 30, 2014 included our share of operating losses from various unconsolidated entities, which included $4.3 million of our share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity.

(5)
Other income, net, for the year ended November 30, 2016 included $30.1 million of management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures. Other income, net, for the year ended November 30, 2015 included a $6.5 million gain on the sale of an operating property.

Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2016	2015	2014
East	12,483	11,515	9,910
Central	6,788	6,171	5,638
West	5,734	5,245	4,141
Other	1,558	1,361	1,314
Total	26,563	24,292	21,003
Of the total homes delivered listed above, 82, 83 and 32 represent home deliveries from unconsolidated entities for the years ended November 30, 2016, 2015 and 2014, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2016	2015	2014	2016	2015	2014
East	$3,890,405	3,527,612	2,921,080	$312,000	306,000	295,000
Central	2,218,590	1,888,127	1,584,122	327,000	306,000	281,000
West	2,757,112	2,383,432	1,775,587	481,000	454,000	429,000
Other	748,040	584,435	578,295	480,000	429,000	440,000
Total	$9,614,147	8,383,606	6,859,084	$362,000	345,000	327,000
Of the total dollar value of home deliveries listed above, $55.6 million, $47.7 million and $19.4 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2016, 2015 and 2014, respectively. The home deliveries from unconsolidated entities had an average sales price of $678,000, $575,000 and $608,000 for the years ended November 30, 2016, 2015 and 2014, respectively.
Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2016	2015	2014
East	$278,979	258,594	231,255
Central	183,921	153,173	134,468
West	101,337	80,617	59,148
Other	32,062	25,679	24,286
Total	$596,299	518,063	449,157

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2016	2015	2014	2016	2015	2014
East	$22,400	22,500	23,400	6.7%	6.8%	7.4%
Central	27,100	24,800	23,900	7.7%	7.5%	7.8%
West	17,900	15,600	14,300	3.6%	3.3%	3.2%
Other	20,600	18,900	18,500	4.1%	4.2%	4.0%
Total	$22,500	21,400	21,400	5.9%	5.9%	6.2%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Years Ended November 30,
	Homes
	2016	2015	2014
East	12,764	11,579	10,123
Central	7,041	6,448	6,116
West	5,910	5,608	4,516
Other	1,657	1,471	1,274
Total	27,372	25,106	22,029
Of the total new orders listed above, 23, 105 and 95 represent new orders from unconsolidated entities for the years ended November 30, 2016, 2015 and 2014, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2016	2015	2014	2016	2015	2014
East	$3,977,605	3,570,496	2,989,452	$312,000	308,000	295,000
Central	2,354,618	2,037,339	1,742,292	334,000	316,000	285,000
West	2,832,993	2,617,393	1,956,157	479,000	467,000	433,000
Other	788,721	663,247	522,411	476,000	451,000	410,000
Total	$9,953,937	8,888,475	7,210,312	$364,000	354,000	327,000
Of the total dollar value of new orders listed above, $9.2 million, $70.2 million and $56.8 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2016, 2015 and 2014, respectively. The new orders from unconsolidated entities had an average sales price of $401,000, $669,000 and $598,000 for the years ended November 30, 2016, 2015 and 2014, respectively.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2016, 2015 and 2014.
Backlog:

	November 30,
	Homes
	2016	2015	2014
East (3)	3,243	2,852	2,788
Central	2,321	2,068	1,791
West	1,530	1,354	991
Other (4)	529	372	262
Total	7,623	6,646	5,832
Of the total homes in backlog listed above, 30, 89 and 67 represent homes in backlog from unconsolidated entities at November 30, 2016, 2015 and 2014, respectively.

	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2016	2015	2014	2016	2015	2014
East	$1,065,425	928,098	886,810	$329,000	325,000	318,000
Central	821,608	685,750	536,463	354,000	332,000	300,000
West	748,488	671,524	437,492	489,000	496,000	441,000
Other	256,017	192,379	113,563	484,000	517,000	433,000
Total	$2,891,538	2,477,751	1,974,328	$379,000	373,000	339,000
Of the total dollar value of homes in backlog listed above, $16.0 million, $62.4 million and $39.8 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2016, 2015 and 2014, respectively. The homes in backlog from unconsolidated entities had an average sales price of $533,000, $701,000 and $595,000 at November 30, 2016, 2015 and 2014, respectively.

(3)	During the year ended November 30, 2016, we acquired 110 homes in backlog.

(4)	During the year ended November 30, 2016, we acquired 58 homes in backlog.

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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2016	2015	2014
East	14%	15%	16%
Central	20%	21%	21%
West	15%	13%	14%
Other	11%	11%	13%
Total	16%	16%	17%
Active Communities:

	November 30,
	2016	2015	2014
East	303	284	265
Central	199	206	195
West	135	119	111
Other	58	56	54
Total	695	665	625
Of the total active communities listed above, two communities represent active communities being developed by unconsolidated entities as of November 30, 2016. Of the total active communities listed above, three communities represent active communities being constructed by unconsolidated entities as of both November 30, 2015 and 2014.
The following table details our gross margins on home sales for the years ended November 30, 2016, 2015 and 2014 for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(Dollars in thousands)	2016		2015		2014
East:
Sales of homes	$3,887,217		3,524,691		2,915,463
Costs of homes sold	2,935,921		2,599,855		2,112,474
Gross margins on home sales	951,296	24.5%	924,836	26.2%	802,989	27.5%
Central:
Sales of homes	2,218,590		1,888,126		1,584,122
Costs of homes sold	1,752,781		1,485,243		1,225,638
Gross margins on home sales	465,809	21.0%	402,883	21.3%	358,484	22.6%
West:
Sales of homes	2,704,670		2,338,652		1,761,762
Costs of homes sold	2,086,480		1,773,651		1,305,208
Gross margins on home sales	618,190	22.9%	565,001	24.2%	456,554	25.9%
Other:
Sales of homes	748,040		584,435		578,295
Costs of homes sold	587,671		474,101		460,089
Gross margins on home sales	160,369	21.4%	110,334	18.9%	118,206	20.4%
Total gross margins on home sales	$2,195,664	23.0%	2,003,054	24.0%	1,736,233	25.4%

2016 versus 2015
Homebuilding East: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in all the states in the segment, except Virginia and Georgia, and an increase in the average sales price of homes delivered in all the states in the segment, except Florida. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year primarily in Florida and/or driven by higher demand as the number of deliveries per active community increased. The decrease in home deliveries in Virginia and Georgia was primarily driven by a decrease in active communities that had a high volume of home deliveries in 2015. The increase in the average sales price of homes delivered was primarily due to a change in product mix as there was an increase in home deliveries in higher-priced communities in 2016 compared to the same period last year and/or because we have been able to increase the sales price in certain of our communities due to favorable market conditions. The decrease in average sales price of homes delivered in Florida was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities in prior year and opening lower-priced communities in 2016. In addition, we have also been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix driven by an increase in home deliveries in higher-priced close out communities in 2016 compared to the same period last year and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales slightly decreased compared to the same period last year primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding West: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in California, partially offset by a decrease in the number of home deliveries in Nevada and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries in California was primarily driven by an increase in active communities over the last year and/or by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Nevada was primarily driven by lower demand as the number of deliveries per active community decreased due to a change in product mix (selling at different price points) from the same period last year. The increase in the average sales price of homes delivered was primarily due to a change in product mix (selling at different price points) and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales decreased compared to the same period last year primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in all the states in Homebuilding Other and an increase in the average sales price of homes delivered in all states in Homebuilding Other, except Minnesota. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and/or by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities in 2016 compared to the same period last year. The decrease in the average sales price of homes delivered in Minnesota was primarily due to the lower average sales price of the homes acquired in backlog. Gross margin percentage on home sales increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in construction and land costs per home (prior year's land costs per home included a valuation adjustment of $9.6 million in our Northeast Urban operations).
2015 versus 2014
Homebuilding East: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over 2014 and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to 2014 primarily due to an increase in direct construction and land costs per home, partially offset by an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.

Homebuilding Central: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries in all the states of the segment, except Arizona, and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over 2014 and/or driven by higher demand as the number of deliveries per active community increased. The decrease in the number of homes delivered in Arizona was primarily due to the timing of deliveries in certain of our communities. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or we have been able to reduce sales incentives in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to 2014 primarily due to an increase in land costs per home and because 2014 included $11.9 million of insurance recoveries and other nonrecurring items, which increased the gross margin percentage in 2014 by 70 basis points.
Homebuilding West: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states of the segment. The increase in the number of deliveries was primarily driven by an increase in active communities over 2014 and/or driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities due to favorable market conditions. Gross margin percentage on homes decreased compared to 2014 primarily due to an increase in land costs per home, which included a valuation adjustment of $5.8 million in California, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased in 2015 compared to 2014 primarily due to an increase in the number of homes delivered in Tennessee, Oregon and Washington driven by higher demand as the number of deliveries per active community increased. This was partially offset by a decrease in the average sales price of homes delivered in Tennessee and in our Northeast Urban operations primarily as a result of a change in product mix due to timing of deliveries in certain communities. Gross margin percentage on homes sales decreased compared to 2014 primarily due to an increase in land costs per home, which included a valuation adjustment of $9.6 million in our Northeast Urban operations primarily related to a strategic decision to move forward on an inactive asset and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2016	2015	2014
Revenues	$687,255	620,527	454,381
Costs and expenses	523,638	492,732	374,243
Operating earnings	$163,617	127,795	80,138
Dollar value of mortgages originated	$9,343,000	8,877,000	5,950,000
Number of mortgages originated	33,500	32,600	23,300
Mortgage capture rate of Lennar homebuyers	82%	82%	78%
Number of title and closing service transactions	116,000	108,600	90,700
Number of title policies issued	298,900	263,500	220,400
Rialto Segment
Our Rialto reportable segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities as well as providing strategic real estate capital. Rialto's primary focus is to manage third-party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has continued the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto's operating earnings (loss) were as follows:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$233,966	221,923	230,521
Costs and expenses (1)	229,769	222,875	249,114
Rialto equity in earnings from unconsolidated entities	18,961	22,293	59,277
Rialto other income (expense), net	(39,850)	12,254	3,395
Operating earnings (loss) (2)	$(16,692)	33,595	44,079

(1)
Costs and expenses included loan impairments of $18.2 million, $10.4 million and $57.1 million for the years ended November 30, 2016, 2015 and 2014, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Operating earnings (loss) for the years ended November 30, 2016, 2015 and 2014 included net earnings (loss) attributable to noncontrolling interests of ($18.8) million, $4.8 million and ($22.5) million, respectively.

The following is a detail of Rialto other income (expense), net:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Realized gains on REO sales, net	$17,495	35,242	43,671
Unrealized losses on transfer of loans receivable to REO and impairments, net	(23,087)	(13,678)	(26,107)
REO and other expenses	(54,008)	(57,740)	(58,067)
Rental and other income (1)	19,750	48,430	43,898
Rialto other income (expense), net	$(39,850)	12,254	3,395

(1)	Rental and other income for the year ended November 30, 2016, included a $16.0 million write-off of uncollectible receivables related to the hospital.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the year ended November 30, 2016, RMF originated loans with a total principal balance of $1.8 billion, of which $1.7 billion were recorded as loans held-for-sale and $81.2 million as accrual loans within loans receivable, net, and sold $1.9 billion of loans into 11 separate securitizations. During the year ended November 30, 2015, RMF originated loans with a total principal balance of $2.7 billion and sold $2.4 billion of loans into 12 separate securitizations. As of November 30, 2016 and 2015, originated loans with an unpaid principal balance of $199.8 million and $151.8 million, respectively, were sold into a securitization trust but not settled and thus were included as Rialto's receivables, net.
Loans Receivable
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC, which retained 60% equity interests in the LLCs, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs held performing and non-performing loans formerly owned by 22 failed financial institutions and when our Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. If the LLCs exceed expectations and meet certain internal rate of returns and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As these thresholds have not been met, distributions continue being shared 60% / 40% with the FDIC. During the years ended November 30, 2016 and 2015, the LLCs distributed $108.2 million and $149.7 million, respectively, of which $64.9 million and $89.8 million, respectively, was distributed to the FDIC and $43.3 million and $59.9 million, respectively, was distributed to Rialto, the parent company.
The LLCs met the accounting definition of variable interest entities ("VIEs") and since we were determined to be the primary beneficiary, we consolidated the LLCs. We were determined to be the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through Rialto's management and servicer contracts. At November 30, 2016, these consolidated LLCs had total combined assets and liabilities of $213.8 million and $10.3 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
Also, in 2010, our Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions for which the maturity was subsequently extended. The remaining balance of $30.3 million, which was due in December 2016, was fully paid off as of November 30, 2016.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. These include:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$119 million (including $52 million by us)
Rialto Real Estate Fund III	2015	$1.3 billion (including $100 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
At November 30, 2016 and 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities ("CMBS") was $71.3 million and $25.6 million, respectively. These securities were purchased at discount rates ranging from 39% to 72% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and November 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at both November 30, 2016 and 2015 and is included in Rialto's other assets.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of November 30, 2016 and 2015, our balance sheet had $526.1 million and $415.4 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $318.6 million and $250.9 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2016 and 2015 was $412.9 million and $348.4 million, respectively. During the year ended November 30, 2016, our Lennar Multifamily segment sold seven operating properties through its unconsolidated entities resulting in the segment's $91.0 million share of gains. During the years ended November 30, 2015 and 2014, our Lennar Multifamily segment sold two operating properties through its unconsolidated entities each year resulting in the segment's $22.2 million and $14.7 million share of gains, respectively. In addition, during the year ended November 30, 2016, our Lennar Multifamily segment sold land to third parties generating gross profit of $5.6 million.
Our Lennar Multifamily segment had equity investments in 28 and 29 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of November 30, 2016 and 2015, respectively. As of November 30, 2016, our Lennar Multifamily segment had interests in 53 communities with development costs of $4.8 billion, of which five communities were completed and operating, 13 communities were partially completed and leasing, 24 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2016, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.8 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.

In 2015, the Lennar Multifamily segment completed the initial closing of the Venture for the development, construction and property management of class-A multifamily assets and in October 2016, the Lennar Multifamily segment finalized the fund raising for the Venture with commitments totaling $2.2 billion, including a $504 million co-investment commitment by us.

Financial Condition and Capital Resources
At November 30, 2016, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.3 billion, compared to $1.2 billion and $1.3 billion at November 30, 2015 and 2014, respectively.
We finance all of our activities including Homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During 2016, 2015 and 2014, cash provided by (used in) operating activities totaled $507.8 million, ($419.6) million and ($788.5) million, respectively. During 2016, cash provided by operating activities was positively impacted by our net earnings, a net decrease in loans held-for-sale primarily related to RMF due to the timing of the securitizations and an increase in accounts payable and other liabilities, partially offset by a smaller increase in inventories than in previous years due to our soft-pivot strategy, and an increase in receivables and other assets. For the year ended November 30, 2016, distributions of earnings from unconsolidated entities were (1) $1.7 million from Lennar Homebuilding unconsolidated entities, (2) $14.0 million from Rialto unconsolidated entities, and (3) $86.3 million from Lennar Multifamily unconsolidated entities.
During 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $213.5 million in Rialto loans held-for-sale related to RMF and an increase of $105.2 million in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the year ended November 30, 2015, distributions of earnings from unconsolidated entities were (1) $26.3 million from Lennar Homebuilding unconsolidated entities, (2) $13.3 million from Rialto unconsolidated entities, and (3) $21.1 million from Lennar Multifamily unconsolidated entities.
During 2014, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $326.1 million in Lennar Financial Services loans held-for-sale due to increased home deliveries towards the end of 2014 and an increase in receivables, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the year ended November 30, 2014, distributions of earnings from unconsolidated were (1) $5.3 million from Lennar Homebuilding unconsolidated entities, (2) $2.5 million from Rialto unconsolidated entities, and (3) $14.5 million from Lennar Multifamily unconsolidated entities.
Investing Cash Flow Activities
During 2016, 2015 and 2014, cash (used in) provided by investing activities totaled ($85.8) million, ($98.4) million and $438.4 million, respectively. During 2016, our cash used in investing activities was primarily impacted by cash contributions to unconsolidated entities of (1) $198.2 million to Lennar Multifamily unconsolidated entities primarily related to contributions to the Venture (2) $184.2 million to Lennar Homebuilding unconsolidated entities primarily for working capital, and (3) $43.4 million to Rialto unconsolidated entities comprised of $28.8 million contributed to the Rialto Capital CMBS Funds ("CMBS Funds"), $7.2 million contributed to Rialto Real Estate Fund III ("Fund III"), $5.7 million contributed to the Rialto Credit Partnership, LP ("RCP") and $1.7 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of CMBS by our Rialto segment and origination of loans receivable primarily related to floating rate loans originated by RMF. This was partially offset by distributions of capital from unconsolidated entities of (1) $251.2 million from Lennar Multifamily unconsolidated entities, of which $193.7 million was distributed by the Venture, (2) $44.6 million from Lennar Homebuilding unconsolidated entities, and (3) $27.4 million from Rialto unconsolidated entities comprised of $12.8 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), $11.7 million distributed by the Rialto Mezzanine Partners Fund, LP ("Mezzanine Fund") and $2.9 million distributed by the CMBS Funds; by the receipt of $97.9 million of proceeds from the sales of REO; and $84.4 million of receipts of principal payments on loans receivable and settlement of accrual loans.
During 2015, our cash used in investing activities was primarily impacted by cash contributions to unconsolidated entities of (1) $210.7 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $63.0 million to Rialto unconsolidated entities comprised of $41.7 million contributed to Fund II, $13.3 million contributed to the Mezzanine Fund and $8.0 million contributed to the CMBS Funds, and (3) $41.3 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of investment securities and loans held-for-investments. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $155.3 million of proceeds from the sales of REO and by distributions of capital from unconsolidated entities of (1) $118.0 million from Lennar Homebuilding unconsolidated entities, (2) $78.1 million from Lennar Multifamily unconsolidated entities, of which $55.3 million was distributed by the Venture, and (3) $22.9 million from Rialto unconsolidated entities comprised of $16.9 million distributed by Fund II, $3.4 million distributed by the Mezzanine Fund and $2.6 million distributed by the CMBS Funds.
During 2014, our cash provided by investing activities was primarily related to the receipt of $269.7 million of proceeds from the sale of REO, $43.9 million of proceeds from the sale of a Lennar Homebuilding operating property and $51.9 million of proceeds from the sale of Lennar Homebuilding investments available-for-sale. In addition, cash provided by investing activities increased due to distributions of capital from unconsolidated entities of (1) $143.5 million from Lennar Homebuilding unconsolidated entities, (2) $66.9 million from Lennar Multifamily unconsolidated entities, and (3) $68.9 million from Rialto unconsolidated entities comprised of $32.5 million distributed by Rialto Real Estate Fund, LP, $9.0 million distributed by Fund II, $16.5 million distributed by the Mezzanine Fund and $10.9 million distributed by the CMBS Funds. This was partially offset by $21.3 million for purchases of Lennar Homebuilding investments available-for-sale and by cash contributions to unconsolidated entities of (1) $87.5 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $41.5 million to Rialto unconsolidated entities comprised of $7.6 million contributed to Fund II, $18.1 million contributed to the Mezzanine Fund and $15.8 million contributed to the CMBS Funds, and (3) $30.8 million to Lennar Multifamily unconsolidated entities primarily for working capital.
Financing Cash Flow Activities
During 2016, 2015 and 2014, our cash (used in) provided by financing activities totaled ($250.9) million, $394.7 million and $661.4 million, respectively. During 2016, our cash used in financing activities was primarily impacted by (1) the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016 (the "6.50% Senior Notes"), (2) $234.0 million of cash payments in connection with exchanges or conversions of our 2.75% convertible senior notes due December 2020 (the "2.75% Convertible Senior Notes"), (3) $211.0 million of principal payments on other borrowings, (4) $111.3 million of net repayments under our Rialto's warehouse repurchase facilities, and (5) $127.4 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of our 4.750% senior notes due 2021 (the "4.750% Senior Notes") and $218.8 million of net borrowings under our Lennar Financial Services' warehouse repurchase facilities.
During 2015, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) $400 million aggregate principal amount of 4.875% senior notes due 2023, (2) an additional $250 million aggregate principal amount of our 4.50% senior notes due November 2019, and (3) $500 million aggregate principal amount of our 4.750% senior notes due 2025; proceeds of $101.6 million from other borrowings; and net borrowings of $366.3 million under our Lennar Financial Services' and Rialto's warehouse repurchase facilities. This cash provided by financing activities was partially offset by the redemption of $500 million principal amount of our 5.60% senior notes due 2015, exchanges and conversions of $212.1 million principal amount of our 2.75% Convertible Senior Notes, principal payments of $258.1 million on other borrowings, and payments of $133.4 million related to noncontrolling interests.
During 2014, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the sale of (1) $500 million aggregate principal amount of our 4.500% senior notes due June 2019, (2) $350 million aggregate principal amount of our 4.50% senior notes due November 2019, and (3) an additional $100 million aggregate principal amount of Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"); proceeds of $94.4 million related to the issuance of Rialto's structured note offerings (the "Structured Notes"); and net borrowings of $389.5 million under our Lennar Financial Services' and Rialto's warehouse repurchase facilities. The cash provided by financing activities was partially offset by the redemption of $250 million principal amount of our 5.50% senior notes due 2014, principal payments of $299.7 million on other borrowings, and payments of $155.6 million related to noncontrolling interests.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2016	2015
Lennar Homebuilding debt	$4,575,977	5,025,130
Stockholders’ equity	7,026,042	5,648,944
Total capital	$11,602,019	10,674,074
Lennar Homebuilding debt to total capital	39.4%	47.1%
Lennar Homebuilding debt	$4,575,977	5,025,130
Less: Lennar Homebuilding cash and cash equivalents	1,050,138	893,408
Net Lennar Homebuilding debt	$3,525,839	4,131,722
Net Lennar Homebuilding debt to total capital (1)	33.4%	42.2%

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

At November 30, 2016, Lennar Homebuilding debt to total capital was lower compared to the prior year period, primarily as a result of an increase in stockholder’s equity primarily related to our net earnings and the conversion of all of our 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") to stockholder's equity and a decrease in Lennar Homebuilding debt.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At November 30, 2016, we had no agreements or understandings regarding any significant transactions other than an agreement to acquire WCI.
On September 22, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WCI under which we will acquire WCI through a merger for a combination of our Class A common stock and cash totaling $23.50 per share of WCI common stock. It is currently anticipated that the merger consideration payable to WCI stockholders will be $11.75 in cash and $11.75 in Class A common stock, with the Class A common stock valued at the average of its volume weighted average price on the New York Stock Exchange ("NYSE") on each of the ten NYSE trading days before closing. For example, if the merger consideration is paid half in cash and half on our Class A common stock, based on the volume weighted average price of our Class A common stock on the ten NYSE trading days ended January 11, 2017, which was approximately $43.50 per share, a WCI stockholder would receive approximately 0.27 shares of our Class A common stock (as well as $11.75 in cash) with regard to each share of WCI common stock. However, we have the right to reduce the portion of the merger consideration that will be Class A common stock and increase the portion that will be cash, including the right to make the entire merger consideration cash. WCI can terminate the Merger Agreement to engage in a transaction that its Board of Directors deems to be more favorable to its stockholders than the transaction with the Company, unless the Company will match the deemed more favorable transaction. However, if WCI terminates the Merger Agreement to engage in another transaction, it will have to pay the Company a termination fee of $22.5 million. The Merger Agreement contains customary representations and warranties by the parties, and is subject to closing conditions, including the need for approval by the holders of WCI’s common stock. It is anticipated that a meeting of WCI stockholders to vote on the transaction will be held in February 2017, and, if the transaction is approved by the WCI stockholders, it will close promptly after the stockholder vote.

The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2016	2015
12.25% senior notes due 2017	$398,232	396,252
4.75% senior notes due December 2017	398,479	397,736
6.95% senior notes due 2018	248,474	247,632
4.125% senior notes due December 2018	273,889	273,319
4.500% senior notes due 2019	498,002	497,210
4.50% senior notes due 2019	597,474	596,622
4.750% senior notes due 2021	496,547	—
4.750% senior notes due 2022	568,404	567,325
4.875% senior notes due December 2023	394,170	393,545
4.750% senior notes due 2025	496,226	495,784
6.50% senior notes due 2016	—	249,905
2.75% convertible senior notes due 2020	—	233,225
3.25% convertible senior notes due 2021	—	398,194
Mortgages notes on land and other debt	206,080	278,381
	$4,575,977	5,025,130
Our Lennar Homebuilding average debt outstanding was $5.1 billion with an average rate for interest incurred of 5.1% for the year ended November 30, 2016, compared to $5.2 billion with an average rate for interest incurred of 4.9% for the year ended November 30, 2015. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2016 was $281.4 million, compared to $288.5 million in 2015. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from debt as well as borrowings under our Credit Facility.
The terms of each of our senior notes outstanding at November 30, 2016 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
12.25% senior notes due 2017	$400,000	$386,700	98.098%	April 2009
4.75% senior notes due December 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due December 2018	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(3)	February 2014
4.50% senior notes due 2019	600,000	595,801	(4)	November 2014, February 2015
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
4.750% senior notes due 2022	575,000	567,585	(5)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.750% senior notes due 2025	500,000	495,528	100%	April 2015

(1)
Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the our 100% owned homebuilding subsidiaries.

(2)	We generally uses the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)	We issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(4)	We issued $350 million aggregate principal amount at a price of 100% and $250 million aggregate principal amount at a price of 100.25%.

(5)	We issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.

In March 2016, we retired our 6.50% Senior Notes for 100% of the $250 million outstanding principal amount, plus accrued and unpaid interest.
During the year ended November 30, 2016, all of the $400 million aggregate principal amount of the 3.25% Convertible Senior Notes were converted or redeemed for 17.0 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions/redemptions and small cash premiums. The 3.25% Convertible Senior Notes were converted or redeemed at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock.
During the year ended November 30, 2016, all of the remaining $234 million in aggregate outstanding principal amount of the 2.75% Convertible Senior Notes were converted or exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges. The 2.75% Convertible Senior Notes were convertible into cash, shares of Class A common stock or a combination of both, at our election. However, we settled the face value of the 2.75% Convertible Senior Notes in cash. Holders converted or exchanged the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock.
Subsequent to November 30, 2016, we issued $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes") at a price of 100%. Proceeds from the offering, after underwriting fees but before expenses, are estimated to be $596.1 million. We will use the net proceeds from the sales of the 4.125% Senior Notes to fund all or a portion of the cash consideration for our acquisition of WCI, to pay costs and expenses related to the acquisition of WCI and/or for general corporate purposes, which may include the repayment or repurchase of our debt. Interest on the 4.125% Senior Notes is due semi-annually beginning July 15, 2017. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all of our senior notes (the "Guaranteed Notes"). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to those subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect with regard to a guarantor subsidiary only while it guarantees a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
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
In June 2016, we amended our Credit Facility to increase the maximum borrowings from $1.6 billion to $1.8 billion. The maturity for $1.3 billion of the Credit Facility was extended from June 2019 to June 2020, with the remaining $160 million maturing in June 2018. As of November 30, 2016, the Credit Facility included a $298 million accordion feature, subject to additional commitments, with certain financial institutions. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2016 and 2015, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under the Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of the period may not be reflective of the total amounts outstanding during the period. In addition, we had $320 million letter of credit facilities with different financial institutions at November 30, 2016.
Under the amended Credit Facility agreement executed in June 2016 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012 minus the lesser of 50% of the amount paid after June 24, 2016 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2016
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2016:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2016
Minimum net worth test	$3,000,798	5,769,195
Maximum leverage ratio	65.0%	35.4%
Liquidity test (1)	1.00	3.87

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
Our performance letters of credit outstanding were $270.8 million and $236.5 million at November 30, 2016 and 2015, respectively. Our financial letters of credit outstanding were $210.3 million and $216.7 million at November 30, 2016 and 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2016, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation.
Our Lennar Financial Services segment's warehouse facilities at November 30, 2016 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2016 (1)(2)	$400,000
364-day warehouse repurchase facility that matures June 2017 (3)	600,000
364-day warehouse repurchase facility that matures September 2017	300,000
Total	$1,300,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Subsequent to November 30, 2016, the warehouse repurchase facility maturity date was extended to December 2017.

(3)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million in the first quarter of fiscal 2017 and will be increased to $600 million in the second quarter of fiscal 2017.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.1 billion and $858.3 million, at November 30, 2016 and 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.1 billion and $916.9 million, at November 30, 2016 and 2015, respectively. The combined effective interest rate on the facilities at November 30, 2016 was 2.9%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

At November 30, 2016, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures April 2017 (1)(2)	$500,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1)	200,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (3)	100,000
Totals	$1,050,000

(1)	RMF uses these facilities to finance its loan origination and securitization business.

(2)	The warehouse repurchase facility has the option of an additional six month extension.

(3)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million and $36.3 million as of November 30, 2016 and 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $180.2 million and $317.1 million as of November 30, 2016 and 2015, respectively and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of November 30, 2016 and 2015, the carrying amount, net of debt issuance costs, of Rialto's 7.00% Senior Notes was $348.7 million and $347.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. We believe Rialto was in compliance with its debt covenants at November 30, 2016.
As of November 30, 2016 and 2015, the outstanding amount, net of debt issuance costs, related to Rialto's Structured Notes was $23.9 million and $31.3 million, respectively. The estimated final payment date is December 15, 2017.
In November 2016, Rialto paid the remaining outstanding principal amount of $30.3 million related to a $124 million 5-year senior unsecured note provided by one of the selling institutions in the 2010 acquisition of a portfolio of distressed residential and commercial real estate loans and REO properties acquired from three financial institutions.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2016, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2016, the remaining authorized shares that can be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the years ended November 30, 2016 and 2015, treasury stock increased by 0.1 million shares and 0.3 million shares, respectively, of Class A common stock primarily due to activity related to our equity compensation plan.
During the years ended November 30, 2016, 2015 and 2014, our Class A and Class B common stockholders received a per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2016, we had equity investments in 38 homebuilding and land unconsolidated entities (of which 2 had recourse debt, 9 had non-recourse debt and 27 had no debt), compared to 34 homebuilding and land unconsolidated entities at November 30, 2015. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Although the strategic purposes of our joint ventures and the nature of our joint ventures partners vary, the joint ventures are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture. In many cases, our risk is limited to our equity contribution and potential future capital contributions. Additionally, most joint ventures obtain third-party debt to fund a portion of the acquisition, development and construction costs of their communities. The joint venture agreements usually permit, but do not require, the joint ventures to make additional capital calls in the future. However, capital calls relating to the repayment of joint venture debt under payment guarantees generally is required.
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
Material contractual obligations of our unconsolidated joint ventures primarily relate to the debt obligations described above. The joint ventures generally do not enter into lease commitments because the entities are managed either by us, or another of the joint venture participants, who supply the necessary facilities and employee services in exchange for market-

based management fees. However, they do enter into management contracts with the participants who manage them. Some joint ventures also enter into agreements with developers, which may be us or other joint venture participants, to develop raw land into finished homesites or to build homes.
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
Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2016	2015	2014
Revenues	$439,874	1,309,517	263,395
Costs and expenses	578,831	969,509	291,993
Other income	—	49,343	—
Net earnings (loss) of unconsolidated entities	$(138,957)	389,351	(28,598)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(49,275)	63,373	(355)
Lennar Homebuilding cumulative share of net earnings - deferred at November 30	$41,495	42,651	6,593
Lennar Homebuilding investments in unconsolidated entities	$811,723	741,551	656,837
Equity of the unconsolidated entities	$3,765,336	2,692,360	2,278,941
Lennar Homebuilding investment % in the unconsolidated entities (1)	22%	28%	29%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the year ended November 30, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination (discussed in the following page) and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million. This was partially offset by $12.7 million of equity in earnings primarily due to sales of homesites to third parties by one of our unconsolidated entities.
For the year ended November 30, 2015, Lennar Homebuilding equity in earnings included $82.8 million of equity in earnings from one of our unconsolidated entities primarily due to (1) sales of approximately 800 homesites to a joint venture in which we have a 50% investment and for which our portion of the gross profit from the sale was deferred, (2) sales of approximately 700 homesites and a commercial property to third parties and (3) a gain on debt extinguishment. In addition, for the year ended November 30, 2015, net earnings of unconsolidated entities included sales of approximately 300 homesites to us by one of our unconsolidated entities that resulted in $49.3 million of gross profit, of which our portion was deferred.
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

Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$221,334	248,980
Inventories	3,889,795	3,059,054
Other assets	1,338,302	465,404
	$5,449,431	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$791,245	288,192
Debt	892,850	792,886
Equity	3,765,336	2,692,360
	$5,449,431	3,773,438
On May 2, 2016 (the "Closing Date"), we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and may be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by us and our venture partner in a new unconsolidated entity. The transactions did not have a material impact to our financial position or cash flows. We recorded our share of combination costs in equity in loss from unconsolidated entities on our consolidated statement of operations for the year ended November 30, 2016.
As of November 30, 2016 and 2015, our recorded investments in Lennar Homebuilding unconsolidated entities were $811.7 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2016 and 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
During the year ended November 30, 2015, one of our unconsolidated entities sold approximately 800 homesites to a joint venture, in which we have a 50% investment, for $472 million of which $320 million was financed through a non-recourse note. This transaction resulted in $157.4 million of gross profit, of which our portion was deferred. In addition, this transaction resulted in an increase in inventory, other assets and debt of the Lennar Homebuilding unconsolidated entities reflected in the summarized condensed financial information presented in the previous table for the year ended November 30, 2015.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2016	2015
Debt	$892,850	792,886
Equity	3,765,336	2,692,360
Total capital	$4,658,186	3,485,246
Debt to total capital of our unconsolidated entities	19.2%	22.7%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2016	2015
Land development	$787,138	691,850
Homebuilding	24,585	49,701
Total investments	$811,723	741,551

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
In connection with loans to a Lennar Homebuilding unconsolidated entity, we and our partners often guarantee to a lender, either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from "bad boy acts" of the unconsolidated entity (or full recourse liability in the event of an unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

	November 30,
(Dollars in thousands)	2016	2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,945	50,411
Non-recourse land seller debt and other debt (1)	323,995	324,000
Non-recourse debt with completion guarantees	147,100	146,760
Non-recourse debt without completion guarantees	320,372	260,734
Non-recourse debt to the Lennar	840,412	781,905
Lennar’s maximum recourse exposure (2)	52,438	10,981
Total debt	$892,850	792,886
Lennar’s maximum recourse exposure as a % of total JV debt	6%	1%

(1)
Non-recourse land seller debt and other debt as of both November 30, 2016 and 2015, included a $320 million non-recourse note related to a transaction between one of our unconsolidated entities and another unconsolidated joint venture, described previously, which was settled subsequent to November 30, 2016.

(2)	As of November 30, 2016, the increase in our maximum recourse exposure was primarily related to us providing a repayment guarantee on an unconsolidated entity's debt.
During the year ended November 30, 2016, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities increased by $41.5 million, as a result of us providing a repayment guarantee of $43.4 million on a Lennar Homebuilding unconsolidated entity's debt, partially offset by $0.9 million of commitment reductions primarily through capital contributions to unconsolidated entities and by $1.0 million primarily related to the joint ventures selling assets.
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

As of November 30, 2016 and 2015, the fair values of the repayment and completion guarantees were not material. We believe that as of November 30, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 6 of the notes to our consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is possible that we will have some balance of unpaid guarantee liability. At both November 30, 2016 and 2015, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2016 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2017	2018	2019	Thereafter	Other Debt (1)
Maximum recourse debt exposure to Lennar	$52,438	9,015	—	38,136	5,287	—
Debt without recourse to Lennar	840,412	79,719	148,868	214,846	72,984	323,995
Total	$892,850	88,734	148,868	252,982	78,271	323,995

(1)	Represents land seller debt and other debt of which $320 million was due and settled in December 2016.

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2016:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint (2)	$255,649	2,126,717	—	69,303	69,303	1,520,563	4%
Heritage Fields El Toro	146,091	1,494,232	—	9,703	9,703	1,309,979	1%
Heritage Hills Irvine (3)	63,304	511,328	—	—	—	171,878	—
Runkle Canyon	45,163	134,633	—	42,861	42,861	90,326	32%
Treasure Island Community Development	42,216	147,600	—	54,177	54,177	84,464	39%
Ballpark Village	29,112	100,535	—	25,235	25,235	60,225	30%
Krome Groves Land Trust	21,366	89,733	9,015	19,240	28,255	59,049	32%
MS Rialto Residential Holdings	20,448	83,280	—	—	—	80,816	—
Fifth Wall Ventures SPV I	20,359	20,365	—	—	—	20,361	—
Willow Springs Properties	19,017	34,212	—	—	—	32,301	—
10 largest JV investments	662,725	4,742,635	9,015	220,519	229,534	3,429,962	6%
Other JVs	148,998	706,796	43,423	295,898	339,321	335,374	50%
Total	$811,723	5,449,431	52,438	516,417	568,855	3,765,336	13%
Land seller debt and other debt (3)			—	323,995	323,995
Total JV debt			52,438	840,412	892,850

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 17% of total JV maximum recourse debt exposure to Lennar and 43% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)
The amounts presented above for FivePoint are preliminary and may be adjusted when additional information is obtained during the transaction's measurement period (a period of up to one year from the FivePoint combination).

(3)
The Heritage Hills Irvine JV has a $320 million non-recourse note payable to Heritage Fields El Toro that was settled subsequent to November 30, 2016, which is included in land seller debt and other debt line item in the table.

Rialto - Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2016	November 30, 2016	November 30, 2015
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$58,116	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	96,192	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	23,643	32,344
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,519	23,233
Rialto Real Estate Fund III	2015	1,289,180	128,871	100,000	7,239	9,093	—
Rialto Credit Partnership, LP	2016	220,000	63,150	19,999	5,741	5,794	—
Other investments						2,384	775
						$245,741	224,869
During the years ended November 30, 2016, 2015, and 2014, Rialto's share of earnings from unconsolidated entities was $19.0 million, $22.3 million and $59.3 million, respectively.

As manager of real estate funds, we are entitled to receive additional revenue through carried interests if the funds meet certain performance thresholds. The amounts presented in the table below are advance distributions received related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These advance distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. Advance distributions received during the years ended November 30, 2016 and 2015 were as follows:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Rialto Real Estate Fund, LP	$7,633	9,588	34,693
Rialto Real Estate Fund II, LP	100	9,383	—
Rialto Mezzanine Partners Fund, LP	750	513	—
Rialto Capital CMBS Funds	1,639	516	—
	$10,122	20,000	34,693
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on November 30, 2016, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$168,925	51,913	117,012
Rialto Real Estate Fund II, LP (1)	33,551	9,484	24,067
	$202,476	61,397	141,079

(1)	Net of interests of participating employees (refer to paragraph below).
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in a Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of termination of employment.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$230,229	188,147
Loans receivable	406,812	473,997
Real estate owned	439,191	506,609
Investment securities	1,379,155	1,092,476
Investments in partnerships	398,535	429,979
Other assets	31,902	30,340
	$2,885,824	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$36,131	29,462
Notes payable	535,130	374,498
Equity	2,314,563	2,317,588
	$2,885,824	2,721,548

Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$200,346	170,921	150,452
Costs and expenses	96,343	97,162	95,629
Other income, net (1)	49,342	144,941	479,929
Net earnings of unconsolidated entities	$153,345	218,700	534,752
Rialto equity in earnings from unconsolidated entities	$18,961	22,293	59,277
Rialto's investments in unconsolidated entities	$245,741	224,869	175,700
Equity of the unconsolidated entities	$2,314,563	2,317,588	1,767,912
Rialto's investment % in the unconsolidated entities	11%	10%	10%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2016, Lennar Multifamily had equity investments in 28 unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 10 had no debt), compared to 29 unconsolidated entities at November 30, 2015. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
In 2015, the Lennar Multifamily segment completed the initial closing of the Venture for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the year ended November 30, 2016, the Venture received an additional $1.1 billion of equity commitments, completing the fund raising for the Venture and increasing its total commitments to $2.2 billion, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 33 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 9,800 apartments with projected project costs of $3.4 billion as of November 30, 2016. During the year ended November 30, 2016, $656.1 million in equity commitments were called, of which we contributed our portion of $203.8 million. During the year ended November 30, 2016, we received net distributions of $113.7 million as return of capital from the Venture when bringing new investors into the Venture. As of November 30, 2016, $931.6 million of the $2.2 billion in equity commitments had been called, of which we have contributed $215.8 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $288.2 million. As of November 30, 2016 and 2015, the carrying value of our investment in the Venture was $198.2 million and $122.5 million, respectively.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2016.

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
In many instances, we are designated as the development manager and/or the general contractor and/or the property manager of the unconsolidated entity and receive fees for such services. In addition, we do not plan to enter into option and purchase contracts to acquire properties from our Lennar Multifamily joint ventures.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$43,658	39,579
Operating properties and equipment	2,210,627	1,398,244
Other assets	46,015	25,925
	$2,300,300	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$196,617	179,551
Notes payable	589,397	466,724
Equity	1,514,286	817,473
	$2,300,300	1,463,748
The following table summarizes the principal maturities of our Lennar Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2016 and does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Lennar Multifamily Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2017	2018	2019	Thereafter
Debt without recourse to Lennar Multifamily	$589,397	304,220	119,590	90,983	74,604

Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$45,287	16,309	4,855
Costs and expenses	68,976	27,190	7,435
Other income, net	191,385	43,340	35,068
Net earnings of unconsolidated entities	$167,696	32,459	32,488
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$85,519	19,518	14,454
Our investments in unconsolidated entities	$318,559	250,876	105,674
Equity of the unconsolidated entities	$1,514,286	817,473	426,793
Our investment % in the unconsolidated entities (2)	21%	31%	25%

(1)
During the year ended November 30, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $91.0 million share of gains as a result of the sale of seven operating properties by its unconsolidated entities. During the years ended November 30, 2015 and 2014, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $22.2 million and $14.7 million share of gains, respectively, as a result of the sale of two operating properties each year by its unconsolidated entities.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2016 and 2015:

	Controlled Homesites
November 30, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,185	482	17,667	51,453	69,120
Central	5,726	1,135	6,861	32,690	39,551
West	2,409	4,899	7,308	35,451	42,759
Other	1,330	—	1,330	6,285	7,615
Total homesites	26,650	6,516	33,166	125,879	159,045

	Controlled Homesites
November 30, 2015	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	21,922	494	22,416	50,212	72,628
Central	7,823	1,135	8,958	31,301	40,259
West	2,172	4,829	7,001	37,934	44,935
Other	1,574	—	1,574	6,467	8,041
Total homesites	33,491	6,458	39,949	125,914	165,863
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
During the year ended November 30, 2016, consolidated inventory not owned increased by $62.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $85.0 million and $89.2 million at November 30, 2016 and 2015, respectively. Additionally, we had posted $45.1 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2016 and 2015, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2016:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,605,330	478,333	2,078,329	523,718	1,524,950
Lennar Financial Services - Notes and other debts payable	1,077,228	1,077,045	183	—	—
Rialto - Notes and other debts payable (2)	624,689	249,186	375,503	—	—
Interest commitments under interest bearing debt (3)	930,940	251,344	340,822	178,627	160,147
Operating leases	148,189	39,607	58,696	33,766	16,120
Other contractual obligations (4)	395,219	250,419	108,800	36,000	—
Total contractual obligations (5)	$7,781,595	2,345,934	2,962,333	772,111	1,701,217

(1)
The amounts presented in the table above exclude debt issuance costs and any discounts/premiums. Subsequent to November 30, 2016, we issued $600 million aggregate principal amount of 4.125% senior notes due 2022.

(2)
Amounts include notes payable and other debts payable of $351.0 million related to Rialto's 7.00% Senior Notes, $223.5 million related to the Rialto warehouse repurchase facilities and $23.9 million related to Rialto's Structured Notes with an estimated final payment date of December 15, 2017. These amounts exclude debt issuance costs.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2016.

(4)
Amounts include $288.2 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects, $92.8 million of commitments to fund Rialto's Fund III and $14.3 million of commitments to fund Rialto's RCP.

(5)
Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $58.3 million as of November 30, 2016, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At November 30, 2016, we had access to 33,166 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2016, we had $85.0 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2016, we had letters of credit outstanding in the amount of $481.1 million (which included the $45.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2016, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2016, there were approximately $488.9 million, or 42%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.2 billion at November 30, 2016. Loans in process for which interest rates were committed to the borrowers totaled approximately $629.1 million as of November 30, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2016, we had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through February 2017 and open future contracts in the amount of $476.0 million with the settlement dates through September 2023.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Rialto activities, Lennar Multifamily activities and general operating needs primarily with cash generated from operations, debt and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered in the prior economic downturn.

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
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 693 and 662 active communities, excluding unconsolidated entities, as of November 30, 2016 and 2015, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities in which to assess if the carrying values exceed their undiscounted cash flows. Although gross margin percentages for the year ended November 30, 2016 have decreased compared to the year ended November 30, 2015 primarily due to an increase in land costs, revenues have increased for all of our homebuilding segments and Homebuilding Other, compared to the year ended November 30, 2015, primarily due to an increase in home deliveries and an increase in the average sales price of homes delivered.
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
In order to arrive at the assumed absorption pace for home sales and the assumed sales prices included in our cash flow model, we analyze our historical absorption pace and historical sales prices in the community and in other comparable communities in the geographical area. In addition, we consider internal and external market studies and place greater emphasis on more current metrics and trends, which generally include, but are not limited to, statistics and forecasts on population demographics and on sales prices in neighboring communities, unemployment rates and availability and sales price of competing product in the geographical area where the community is located as well as the absorption pace realized in our most recent quarters and the sales prices included in our current backlog for such communities.
Generally, if we notice a variation from historical results over a span of two fiscal quarters, we consider such variation to be the establishment of a trend and adjust our historical information accordingly in order to develop assumptions on the projected absorption pace and sales prices in the cash flow model for a community.
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

Our investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case our investments are written down to fair value. We review option contracts for indicators of impairment during each reporting period. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet our targeted return on investment with appropriate consideration given to the length of time available to exercise the option. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause us to re-evaluate the likelihood of exercising its land options.
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
At November 30, 2016, the reserve for warranty costs was $135.4 million, which included $2.1 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to specific claims related to certain of our homebuilding communities and other adjustments. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as "Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities" and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as "Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities," as described in Note 4 and Note 9 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Lennar Homebuilding unconsolidated entities and all of our Lennar Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
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
As of November 30, 2016, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2016, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $5.4 billion and total liabilities of $1.7 billion. At November 30, 2016, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $2.3 billion and total liabilities of $0.8 billion.
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
Additionally, we evaluate if a decrease in the value of an investment below its carrying amount is other than-temporary. This evaluation includes certain critical assumptions made by management and other factors such as age of the venture, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Lennar Homebuilding other income, net or Lennar Multifamily costs and expenses.
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

Rialto Operations
Management Fee Revenue
Our Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed or called capital during the commitment period and called capital after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the Funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
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
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by our Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain on foreclosure in our consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is recorded as a provision for loan losses in our consolidated statement of operations.
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
Consolidations of Variable Interest Entities
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two LLCs, in partnership with the FDIC. We determined that each of the LLCs met the definition of a VIE and we were the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, ("ASC 810-10-65-2"), we identified the activities that most significantly impact the LLCs’ economic performance and determined that we have the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consist primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.
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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable debt such as our unsecured revolving credit facility and Lennar Financial Services’ and Rialto’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.
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

The table below provides information at November 30, 2016 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2016. Weighted average variable interest rates are based on the variable interest rates at November 30, 2016.
Rialto’s loans receivable, net, is comprised of nonaccrual and accrual loans. Only the accrual loans are included in the table below, as we believe that since the nonaccrual loans were acquired having deteriorated credit quality, they are not sensitive to changes in interest rates.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of the notes to the consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2016

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	2016
ASSETS
Rialto:
Loans receivable, net:
Accrual loans:
Fixed rate	$—	—	—	—	—	1.4	1.4	1.4
Average interest rate	—	—	—	—	—	5.0%	5.0%	—
Variable rate	$30.3	32.8	—	—	—	—	63.1	63.1
Average interest rate	6.6%	5.6%	—	—	—	—	6.1%	—
Investments held-to-maturity:
Fixed rate	$—	—	—	20.3	—	51.0	71.3	70.0
Average interest rate	—	—	—	4.0%	—	2.7%	3.3%	—
Lennar Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$34.7	6.6	3.3	1.1	1.4	21.9	69.0	70.0
Average interest rate	1.8%	2.8%	3.3%	5.0%	5.3%	4.6%	3.0%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	2.5	3.0	3.3
Average interest rate	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$435.0	682.6	1,380.0	3.8	508.2	1,525.0	4,534.6	4,626.4
Average interest rate	11.5%	5.4%	4.4%	3.9%	4.8%	4.8%	5.4%	—
Variable rate	$43.3	12.6	3.1	0.6	11.1	—	70.7	72.6
Average interest rate	3.4%	3.7%	3.8%	2.6%	2.6%	—	3.3%	—
Rialto:
Notes and other debts payable:
Fixed rate	$30.4	1.2	351.0	—	—	—	382.6	425.2
Average interest rate	6.8%	7.0%	7.0%	—	—	—	6.9%	—
Variable rate	$218.8	23.3	—	—	—	—	242.1	223.5
Average interest rate	2.8%	2.8%	—	—	—	—	2.8%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$1,077.0	0.1	0.1	—	—	—	1,077.2	1,077.2
Average interest rate	2.9%	4.0%	4.0%	—	—	—	2.9%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended November 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 20, 2017

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2016 and 2015

	2016 (1)	2015 (1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,050,138	893,408
Restricted cash	5,977	13,505
Receivables, net	106,976	74,538
Inventories:
Finished homes and construction in progress	3,951,716	3,957,167
Land and land under development	5,106,191	4,724,578
Consolidated inventory not owned	121,019	58,851
Total inventories	9,178,926	8,740,596
Investments in unconsolidated entities	811,723	741,551
Other assets	651,028	609,222
	11,804,768	11,072,820
Rialto	1,276,210	1,505,500
Lennar Financial Services	1,754,672	1,425,837
Lennar Multifamily	526,131	415,352
Total assets	$15,361,781	14,419,509

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2016, total assets include $536.3 million related to consolidated VIEs of which $13.3 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $54.2 million in Lennar Homebuilding finished homes and construction in progress, $106.3 million in Lennar Homebuilding land and land under development, $121.0 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $13.9 million in Lennar Homebuilding other assets, $213.8 million in Rialto assets and $8.8 million in Lennar Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2016 and 2015

	2016 (2)	2015 (2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$478,546	475,909
Liabilities related to consolidated inventory not owned	110,006	51,431
Senior notes and other debts payable	4,575,977	5,025,130
Other liabilities	841,449	899,815
	6,005,978	6,452,285
Rialto	707,980	866,224
Lennar Financial Services	1,318,283	1,083,978
Lennar Multifamily	117,973	66,950
Total liabilities	8,150,214	8,469,437
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2016 and 2015 - 300,000,000 shares; Issued: 2016 - 204,089,447 shares; 2015 - 180,658,550 shares	20,409	18,066
Class B common stock of $0.10 par value per share; Authorized: 2016 and 2015 - 90,000,000 shares, Issued: 2016 - 32,982,815 shares; 2015 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,805,349	2,305,560
Retained earnings	4,306,256	3,429,736
Treasury stock, at cost; 2016 - 917,449 shares of Class A common stock and 1,679,620 shares of Class B common stock; 2015 - 815,959 shares of Class A common stock and 1,679,620 shares of Class B common stock	(108,961)	(107,755)
Accumulated other comprehensive income (loss)	(309)	39
Total stockholders’ equity	7,026,042	5,648,944
Noncontrolling interests	185,525	301,128
Total equity	7,211,567	5,950,072
Total liabilities and equity	$15,361,781	14,419,509

(2)
As of November 30, 2016, total liabilities include $126.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.6 million is included in Lennar Homebuilding accounts payable, $110.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $2.5 million in Lennar Homebuilding other liabilities and $10.3 million in Rialto liabilities.

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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$9,741,337	8,466,945	7,025,130
Lennar Financial Services	687,255	620,527	454,381
Rialto	233,966	221,923	230,521
Lennar Multifamily	287,441	164,613	69,780
Total revenues	10,949,999	9,474,008	7,779,812
Cost and expenses:
Lennar Homebuilding	8,399,881	7,264,839	5,962,029
Lennar Financial Services	523,638	492,732	374,243
Rialto	229,769	222,875	249,114
Lennar Multifamily	301,786	191,302	95,227
Corporate general and administrative	232,562	216,244	177,161
Total costs and expenses	9,687,636	8,387,992	6,857,774
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(49,275)	63,373	(355)
Lennar Homebuilding other income, net	57,377	18,616	7,526
Other interest expense	(4,626)	(12,454)	(36,551)
Rialto equity in earnings from unconsolidated entities	18,961	22,293	59,277
Rialto other income (expense), net	(39,850)	12,254	3,395
Lennar Multifamily equity in earnings from unconsolidated entities	85,519	19,518	14,454
Earnings before income taxes	1,330,469	1,209,616	969,784
Provision for income taxes	(417,378)	(390,416)	(341,091)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	913,091	819,200	628,693
Less: Net earnings (loss) attributable to noncontrolling interests	1,247	16,306	(10,223)
Net earnings attributable to Lennar	$911,844	802,894	638,916
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	(295)	(65)	130
Reclassification adjustments for gains included in net earnings	(53)	(26)	—
Other comprehensive income attributable to Lennar	$911,496	802,803	639,046
Other comprehensive income (loss) attributable to noncontrolling interests	$1,247	16,306	(10,223)
Basic earnings per share	$4.13	3.87	3.12
Diluted earnings per share	$3.93	3.46	2.80

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$18,066	17,424	18,483
Employee stock and director plans	124	122	114
Retirement of treasury stock	—	—	(1,173)
Conversion of convertible senior notes to shares of Class A common stock	2,219	520	—
Balance at November 30,	20,409	18,066	17,424
Class B common stock - Balance at November 30,	3,298	3,298	3,298
Additional paid-in capital:
Beginning balance	2,305,560	2,239,574	2,721,246
Employee stock and director plans	1,487	1,451	1,384
Retirement of treasury stock	—	—	(541,019)
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	45,803	21,313	17,382
Amortization of restricted stock	55,516	43,742	40,581
Conversion of convertible senior notes to shares of Class A common stock	396,983	(520)	—
Balance at November 30,	2,805,349	2,305,560	2,239,574
Retained earnings:
Beginning balance	3,429,736	2,660,034	2,053,893
Net earnings attributable to Lennar	911,844	802,894	638,916
Cash dividends - Class A common stock ($0.16 per share)	(30,315)	(28,183)	(27,766)
Cash dividends - Class B common stock ($0.16 per share)	(5,009)	(5,009)	(5,009)
Balance at November 30,	4,306,256	3,429,736	2,660,034
Treasury stock, at cost:
Beginning balance	(107,755)	(93,440)	(628,019)
Employee stock and directors plans	(1,206)	(14,315)	(7,613)
Retirement of treasury stock	—	—	542,192
Balance at November 30,	(108,961)	(107,755)	(93,440)
Accumulated comprehensive other income (loss):
Beginning balance	39	130	—
Other comprehensive income (loss), net of tax	(348)	(91)	130
Balance at November 30,	(309)	39	130
Total stockholders’ equity	7,026,042	5,648,944	4,827,020
Noncontrolling interests:
Beginning balance	301,128	424,282	458,569
Net earnings (loss) attributable to noncontrolling interests	1,247	16,306	(10,223)
Receipts related to noncontrolling interests	353	1,296	12,859
Payments related to noncontrolling interests	(127,410)	(133,374)	(155,625)
Non-cash distributions to noncontrolling interests	(5,033)	—	—
Non-cash consolidations (deconsolidations), net	12,478	(13,253)	118,272
Non-cash purchase or activity of noncontrolling interests	2,762	5,871	430
Balance at November 30,	185,525	301,128	424,282
Total equity	$7,211,567	5,950,072	5,251,302

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$913,091	819,200	628,693
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	50,219	43,666	38,542
Amortization of discount/premium on debt, net	14,619	19,874	21,387
Equity in earnings from unconsolidated entities	(55,205)	(105,184)	(73,376)
Distributions of earnings from unconsolidated entities	101,965	60,753	22,251
Share-based compensation expense	55,516	43,873	40,718
Excess tax benefits from share-based awards	(7,039)	(113)	(7,497)
Deferred income tax expense (benefit)	97,485	(5,637)	75,324
Loss (gain) on retirement of debt and notes payable	1,569	3,632	(4,555)
Gain on sale of operating properties and equipment	(14,457)	(5,945)	—
Unrealized and realized gains on real estate owned	(21,380)	(36,380)	(36,901)
Impairments of loans receivable and real estate owned	45,201	25,179	76,450
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	11,283	31,002	13,088
Changes in assets and liabilities:
Decrease (increase) in restricted cash	9,716	20,876	(18,930)
Increase in receivables	(260,844)	(86,432)	(113,001)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(503,527)	(1,126,907)	(1,367,415)
Increase in other assets	(41,933)	(28,154)	(13,990)
Decrease (increase) in loans held-for-sale	90,093	(318,739)	(395,363)
Increase in accounts payable and other liabilities	21,432	225,790	326,087
Net cash provided by (used in) operating activities	507,804	(419,646)	(788,488)
Cash flows from investing activities:
Increase in restricted cash related to LOCs	—	2,030	37
Net additions to operating properties and equipment	(76,439)	(91,355)	(22,599)
Proceeds from the sale of operating properties and equipment	25,288	73,732	43,937
Investments in and contributions to unconsolidated entities	(425,761)	(314,937)	(159,783)
Distributions of capital from unconsolidated entities	323,190	218,996	279,306
Proceeds from sales of real estate owned	97,871	155,295	269,698
Improvements to real estate owned	(1,906)	(8,477)	(14,278)
Receipts of principal payments on loans receivable and other	84,433	28,389	24,019
Purchases of loans receivable and real estate owned	(548)	(3,228)	—
Originations of loans receivable	(56,507)	(78,703)	(7,000)
Purchase of investment carried at cost	—	(18,000)	—
Purchases of commercial mortgage-backed securities bond	(42,436)	(13,973)	(8,705)
Proceeds from sale of commercial mortgage-backed securities bond	—	7,014	9,171
Acquisitions, net of cash acquired	(725)	—	(5,489)
Purchases of Lennar Homebuilding investments available-for-sale	—	(28,093)	(21,274)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	541	—	51,934
Decrease (increase) in Lennar Financial Services held-for-investment, net	963	(5,022)	1,102
Purchases of Lennar Financial Services investment securities	(37,764)	(45,687)	(40,627)
Proceeds from maturities/sales of Lennar Financial Services investment securities	23,963	23,626	38,910
Net cash (used in) provided by investing activities	$(85,837)	(98,393)	438,359

Cash flows from financing activities:
Net borrowings under warehouse facilities	$107,465	366,290	389,535
Proceeds from senior notes	499,024	1,146,647	955,025
Debt issuance costs	(4,740)	(11,807)	(9,989)
Redemption of senior notes	(250,000)	(500,000)	(250,000)
Conversions and exchanges on convertible senior notes	(234,028)	(212,107)	—
Proceeds from Rialto structured notes	—	—	94,444
Principal payments on Rialto notes payable including structured notes	(39,026)	(58,923)	(75,879)
Proceeds from other borrowings	37,163	101,618	34,424
Principal payments on other borrowings	(210,968)	(258,108)	(299,713)
Exercise of land option contracts from an unconsolidated land investment venture	—	—	(1,540)
Receipts related to noncontrolling interests	353	1,296	12,859
Payments related to noncontrolling interests	(127,410)	(133,374)	(155,625)
Excess tax benefits from share-based awards	7,039	113	7,497
Common stock:
Issuances	19,471	9,405	13,599
Repurchases	(19,902)	(23,188)	(20,424)
Dividends	(35,324)	(33,192)	(32,775)
Net cash (used in) provided by financing activities	(250,883)	394,670	661,438
Net increase (decrease) in cash and cash equivalents	171,084	(123,369)	311,309
Cash and cash equivalents at beginning of year	1,158,445	1,281,814	970,505
Cash and cash equivalents at end of year	$1,329,529	1,158,445	1,281,814
Summary of cash and cash equivalents:
Lennar Homebuilding	$1,050,138	893,408	885,729
Rialto	148,827	150,219	303,889
Lennar Financial Services	123,964	106,777	90,010
Lennar Multifamily	6,600	8,041	2,186
	$1,329,529	1,158,445	1,281,814
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$66,570	87,132	68,366
Cash paid for income taxes, net	$374,731	336,796	202,374

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$101,504	66,819	129,881
Net non-cash contributions to unconsolidated entities	$107,935	205,327	106,132
Conversion of convertible senior notes to equity	$399,206	—	—
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	28,093	—
Inventory acquired in partner buyout	$—	64,440	—
Non-cash sale of operating properties and equipment	$—	(59,397)	—
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$8,476	17,248	57,390
Non-cash acquisition of Servicer Provider	$—	—	8,317
Lennar Financial Services:
Purchase of mortgage servicing rights financed by seller	$—	—	5,697
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$111,347	—	155,021
Operating properties and equipment and other assets	$—	(17,421)	(7,218)
Investments in unconsolidated entities	$(2,445)	2,948	(30,647)
Liabilities related to consolidated inventory not owned	$(96,424)	—	—
Other liabilities	$—	1,220	—
Noncontrolling interests	$(12,478)	13,253	(117,156)
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $40.9 million, $47.9 million and $45.2 million for the years ended November 30, 2016, 2015 and 2014, respectively.
Share-Based Payments
The Company has share-based awards outstanding under the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan (the "Plans"), each of which provides for the granting of stock options, stock appreciation rights, restricted common stock ("nonvested shares") and other share based awards to officers, associates and directors. The exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the Plans based on the estimated grant date fair value.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2016 and 2015 included $460.5 million and $414.9 million, respectively, of cash held in escrow for approximately 3 days.
Restricted Cash
Lennar Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Rialto restricted cash primarily consists of upfront deposits and application fees Rialto Mortgage Finance ("RMF") receives before originating loans and is recognized as income once the loan has been originated as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 693 and 662 active communities, excluding unconsolidated entities, as of November 30, 2016 and 2015, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting its review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities in which to assess if the carrying values exceed their undiscounted projected cash flows.
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
In order to arrive at the assumed absorption pace for home sales and the assumed sales prices included in the Company’s cash flow model, the Company analyzes its historical absorption pace and historical sales prices in the community and in other comparable communities in the geographical area. In addition, the Company considers internal and external market studies and places greater emphasis on more current metrics and trends, which generally include, but are not limited to, statistics and forecasts on population demographics and on sales prices in neighboring communities, unemployment rates and availability and sales prices of competing product in the geographical area where the community is located as well as the absorption pace realized in its most recent quarters and the sales prices included in the Company's current backlog for such communities.
Generally, if the Company notices a variation from historical results over a span of two fiscal quarters, the Company considers such variation to be the establishment of a trend and adjusts its historical information accordingly in order to develop assumptions on the projected absorption pace and sales prices in the cash flow model for a community.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The determination of fair value requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory.
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
As of November 30, 2016, the Company reviewed its communities for potential indicators of impairments and identified 11 homebuilding communities with 663 homesites and a carrying value of $180.9 million as having potential indicators of impairment. For the year ended November 30, 2016, the Company recorded no valuation adjustments.
As of November 30, 2015, the Company reviewed its communities for potential indicators of impairments and identified 13 homebuilding communities with 931 homesites and a carrying value of $121.7 million as having potential indicators of impairment. Of those communities, the Company recorded valuation adjustments of $8.1 million on 209 homesites in five communities with a carrying value of $19.4 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2015 and 2014:

	Years ended November 30,
	2015			2014
Unobservable inputs	Range
Average selling price	$158,000	-	$1,300,000	$164,000
Absorption rate per quarter (homes)	3	-	16	12
Discount rate	12%	-	20%	20%

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
The Company evaluates the long-lived assets in unconsolidated entities for indicators of impairment during each reporting period. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company generally uses a discount rate between 10% and 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory or operating assets. The Company’s proportionate share of a valuation adjustment is reflected in the Company's Lennar Homebuilding or Lennar Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its Lennar Homebuilding or Lennar Multifamily investment in unconsolidated entities.
Additionally, the Company evaluates if a decrease in the value of an investment below its carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Lennar Homebuilding other income, net or Lennar Multifamily costs and expenses.
The Company tracks its share of cumulative earnings and distributions of its joint ventures ("JVs"). For purposes of classifying distributions received from JVs in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as cash from investing activities.
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
At November 30, 2016 and 2015, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $42.0 million and $40.2 million, respectively, which consist mainly of corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within five years. Also, at November 30, 2016 and 2015, the Lennar Financial Services segment had available-for-sale securities totaling $53.6 million and $42.8 million, respectively, which consist primarily of preferred stock and mutual funds. These investments available-for-sale are carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss).
In addition, at November 30, 2016 and 2015, the Rialto segment had investment securities classified as held-to-maturity totaling $71.3 million and $25.6 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities ("CMBS").
At both November 30, 2016 and 2015, the Company had no investment securities classified as trading.
Interest and Real Estate Taxes
Interest and real estate taxes attributable to land and homes are capitalized as inventory costs while they are being actively developed. Interest related to homebuilding and land, including interest costs relieved from inventories, is included in costs of homes sold and costs of land sold. Interest expense related to the Lennar Financial Services operations is included in its costs and expenses.
During the years ended November 30, 2016, 2015 and 2014, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $281.4 million, $288.5 million and $273.4 million, respectively; interest capitalized into inventories was $276.8 million, $276.1 million and $236.9 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Interest expense in costs of homes sold	$235,148	205,200	161,371
Interest expense in costs of land sold	5,287	2,493	3,617
Other interest expense	4,626	12,454	36,551
Total interest expense	$245,061	220,147	201,539

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2016 and 2015, the Company's net deferred tax assets included a valuation allowance of $5.8 million and $5.9 million, respectively. See Note 10 for additional information.
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

	November 30,
(In thousands)	2016	2015
Warranty reserve, beginning of year	$130,853	115,927
Warranties issued	96,934	81,505
Adjustments to pre-existing warranties from changes in estimates (1)	2,079	11,451
Payments	(94,463)	(78,030)
Warranty reserve, end of year	$135,403	130,853

(1)
The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2016 and 2015 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2016 and 2015 was $87.6 million and $96.5 million, respectively, of which $57.4 million and $65.0 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock ("nonvested shares") are considered participating securities.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services' other assets as of November 30, 2016 and 2015. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	November 30,
(In thousands)	2016	2015
Loan origination liabilities, beginning of year	$19,492	11,818
Provision for losses	4,627	4,040
Adjustments to pre-existing provisions for losses from changes in estimates (1)	1,224	4,415
Payments/settlements	(438)	(781)
Loan origination liabilities, end of year	$24,905	19,492

(1)
The adjustments to pre-existing provisions for losses from changes in estimates for the years ended November 30, 2016 and 2015 primarily related to an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded.

Loans Held-for-Investment, Net
Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at the principal amount outstanding, net of unamortized discounts and allowance for loan losses. Discounts are amortized over the estimated lives of the loans using the interest method.
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

Derivative Financial Instruments
The Lennar Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in mortgage-related interest rates. The segment uses mortgage-backed securities ("MBS") forward commitments, option contracts, future contracts and investor commitments to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. These derivative financial instruments are carried at fair value with the changes in fair value included in Lennar Financial Services revenues.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rialto
Management Fee Revenue
The Rialto segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees are included in Rialto revenues and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed or called capital during the commitment period and called capital after the commitment period ends and 2) a percentage of invested capital less the portion of such invested capital utilized to acquire investments that have been sold (in whole or in part) or liquidated. Fees earned for underwriting and due diligence services are based on actual costs incurred. In certain situations, Rialto may earn additional fees when the return on assets managed exceeds contractually established thresholds. Such revenue is only booked when the contract terms are met, the contract is at, or near, completion and the amounts are known and collectability is reasonably assured. Since such revenue is recognized during the latter half of the life of the investment vehicle, after substantially all of the assets have been sold and investment gains and losses realized, the possibility of claw backs is limited. In addition, Rialto may also receive tax distributions in order to cover income tax obligations resulting from allocations of taxable income due to Rialto's carried interests in the funds. These distributions are not subject to clawbacks and therefore are recorded as revenue when received.
Rialto Mortgage Finance - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for RMF's loans held-for-sale in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
Real Estate Owned
Real estate owned ("REO") represents real estate that the Rialto segment has taken control in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third-party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for anticipated date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties included within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. Generally, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure in the Company’s consolidated statements of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is recorded as a provision for loan losses in the Company’s consolidated statements of operations.
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
Consolidations of Variable Interest Entities
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs"), in partnership with the FDIC. The Company determined that each of the LLCs met the definition of a VIE and that the Company was the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, ("ASC 810-10-65-2"), the Company identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consisted primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans. At November 30, 2016, these consolidated LLCs had total combined assets and liabilities of $213.8 million and $10.3 million, respectively. At November 30, 2015, these consolidated LLCs had total combined assets and liabilities of $355.2 million and $11.3 million, respectively.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Voting Interest Entities
Rialto Real Estate Fund, LP ("Fund I"), Rialto Real Estate Fund II, LP ("Fund II"), Rialto Real Estate Fund III ("Fund III"), Rialto Mezzanine Partners Fund, LP ("Mezzanine Fund") and the Rialto Credit Partnership, LP ("RCP") are unconsolidated entities and are accounted for under the equity method of accounting. They were determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP's assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations, the Company’s share of which will be recorded in the Rialto equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP are not variable interest entities but rather voting interest entities due to the following factors:

•	The Company determined that Rialto’s general partner interest and all the limited partners’ interests qualify as equity investment at risk.

•
Based on the capital structure of Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP (100% capitalized via equity contributions), the Company was able to conclude that the equity investment at risk was sufficient to allow Fund I, Fund II, Fund III, Mezzanine Fund and the RCP to finance its activities without additional subordinated financial support.

•
The general partner and the limited partners in Fund I, Fund II, Fund III, Mezzanine Fund and the RCP, collectively, have full decision-making ability as they collectively have the power to direct the activities of Fund I, Fund II, Fund III, Mezzanine Fund and the RCP, since Rialto, in addition to being a general partner with a substantive equity investment in Fund I, Fund II, Fund III, Mezzanine Fund and the RCP, also provides services to Fund I, Fund II, Fund III, Mezzanine Fund and the RCP, under a management agreement and an investment agreement, which are not separable from Rialto’s general partnership interest.

•
As a result of all these factors, the Company has concluded that the power to direct the activities of Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP reside in its general partnership interest and thus with the holders of the equity investment at risk.

•
In addition, there are no guaranteed returns provided to the equity investors and the equity contributions are fully subjected to Fund I, Fund II, Fund III, Mezzanine Fund and the RCP's operational results, thus the equity investors absorb the expected negative and positive variability relative to Fund I, Fund II, Fund III, Mezzanine Fund and the RCP.

•
Finally, substantially all of the activities of Fund I, Fund II, Fund III, Mezzanine Fund and the RCP are not conducted on behalf of any individual investor or related group that has disproportionately few voting rights (i.e., on behalf of any individual limited partner).

Having concluded that Fund I, Fund II, Fund III, Mezzanine Fund and the RCP are voting interest entities, the Company has evaluated the funds under the voting interest entity model to determine whether, as general partner, it has control over Fund I, Fund II, Fund III, Mezzanine Fund and the RCP. The Company determined that it does not control Fund I, Fund II, Fund III, Mezzanine Fund or the RCP as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners or in the case of the RCP, and individual limited partner. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control Fund I, Fund II, Fund III, Mezzanine Fund or the RCP under the voting interest entity model, Fund I, Fund II, Fund III, Mezzanine Fund and the RCP are not consolidated in the Company’s financial statements.

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the method and impact the adoption of these ASUs and ASU 2014-09 will have on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. ASU 2015-05 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. As permitted, the Company elected early adoption. The adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The Company is currently evaluating the potential impact of ASU 2016-09 but the Company does not expect it to have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.
Reclassifications/Revisions
As a result of the Company's change in reportable segments during fiscal year 2016, the Company restated certain prior year amounts in the consolidated financial statements to conform with the 2016 presentation (see Note 2). These reclassifications had no impact on the Company's consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Operating and Reporting Segments
As of and for the year ended November 30, 2016, the Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding West

(4)	Lennar Financial Services

(5)	Rialto

(6)	Lennar Multifamily
During the fourth quarter of 2016, the Company evaluated all of its reportable segments and as the Houston operating division, which previously had been reported a separate reportable segment, did not meet the reportable criteria set forth in ASC 280, Segment Reporting ("ASC 280"), the Company aggregated this operating division into the Homebuilding Central reportable segment as this division exhibits similar economic characteristics, geography and product type as the other divisions in Homebuilding Central.
In addition, during the first quarter of 2016, the Company made the decision to divide the Southeast Florida operating division into two operating segments to maximize operational efficiencies given the continued growth of the division. As a result of this change in management structure, the Company re-evaluated its reportable segments and determined that neither operating segment met the reportable criteria set forth in ASC 280. The Company aggregated these operating segments into the Homebuilding East reportable segment as these divisions exhibit similar economic characteristics, geography and product type as the other divisions in Homebuilding East.
All prior year segment information has been restated to conform with the 2016 presentation. The changes in the reportable segments have no effect on the Company's consolidated financial position, results of operations or cash flows for the periods presented.
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment.
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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the RMF business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from land sales, revenue from construction activities and management fees generated from joint ventures, and equity in earnings (loss) from unconsolidated entities, less the cost of land sold, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1—"Summary of Significant Accounting Policies" to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2016	2015	2014
Assets:
Homebuilding East	$3,512,990	3,140,604	3,046,684
Homebuilding Central	1,993,403	1,902,581	1,632,529
Homebuilding West	4,318,924	4,157,616	3,454,611
Homebuilding Other	907,523	858,000	880,912
Rialto	1,276,210	1,505,500	1,451,983
Lennar Financial Services	1,754,672	1,425,837	1,177,053
Lennar Multifamily	526,131	415,352	268,014
Corporate and unallocated	1,071,928	1,014,019	1,011,365
Total assets	$15,361,781	14,419,509	12,923,151
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$62,900	40,573	43,290
Homebuilding Central	36,031	35,925	35,934
Homebuilding West	696,471	649,170	564,643
Homebuilding Other	16,321	15,883	12,970
Total Lennar Homebuilding investments in unconsolidated entities	$811,723	741,551	656,837
Rialto investments in unconsolidated entities	$245,741	224,869	175,700
Lennar Multifamily investments in unconsolidated entities	$318,559	250,876	105,674
Rialto goodwill	$5,396	5,396	5,396
Lennar Financial Services goodwill	$39,838	38,854	38,854

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues:
Homebuilding East	$3,941,336	3,563,678	2,940,579
Homebuilding Central	2,283,579	1,944,312	1,650,053
Homebuilding West	2,757,658	2,365,519	1,796,375
Homebuilding Other	758,764	593,436	638,123
Lennar Financial Services	687,255	620,527	454,381
Rialto	233,966	221,923	230,521
Lennar Multifamily	287,441	164,613	69,780
Total revenues (1)	$10,949,999	9,474,008	7,779,812
Operating earnings (loss):
Homebuilding East	$617,175	580,863	502,071
Homebuilding Central	245,975	208,698	183,207
Homebuilding West (2)	396,346	435,818	292,719
Homebuilding Other	85,436	46,262	55,724
Lennar Financial Services	163,617	127,795	80,138
Rialto (3)	(16,692)	33,595	44,079
Lennar Multifamily (4)	71,174	(7,171)	(10,993)
Total operating earnings	1,563,031	1,425,860	1,146,945
Corporate general and administrative expenses	232,562	216,244	177,161
Earnings before income taxes	$1,330,469	1,209,616	969,784

(1)
Total revenues were net of sales incentives of $596.3 million ($22,500 per home delivered) for the year ended November 30, 2016, $518.1 million ($21,400 per home delivered) for the year ended November 30, 2015 and $449.2 million ($21,400 per home delivered) for the year ended November 30, 2014.

(2)
For the year ended November 30, 2016, Homebuilding West's operating earnings included an equity in loss from unconsolidated entities of ($49.7) million and for the year ended November 30, 2015 included equity in earnings from unconsolidated entities of $63.0 million, refer to the following table for additional details.

(3)
For the year ended November 30, 2016, Rialto's operating loss included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.

(4)
For the year ended November 30, 2016, Lennar Multifamily's operating earnings included $85.5 million of equity in earnings from unconsolidated entities primarily as a result of $91.0 million share of gains from the sale of seven operating properties by its unconsolidated entities. For the years ended November 30, 2015 and 2014, operating earnings included $19.5 million and $14.5 million, respectively, of equity in earnings from unconsolidated entities primarily as a result of $22.2 million and $14.7 million share of gains, respectively, from the sale of two operating properties by its unconsolidated entities in each year.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2016	2015	2014
Lennar Homebuilding interest expense:
Homebuilding East	$92,541	94,425	86,744
Homebuilding Central	48,879	41,280	39,507
Homebuilding West	87,293	70,397	58,999
Homebuilding Other	16,348	14,045	16,289
Total Lennar Homebuilding interest expense	$245,061	220,147	201,539
Lennar Financial Services interest income, net	$12,388	13,547	6,585
Rialto interest expense	$40,303	43,127	36,531
Depreciation and amortization:
Homebuilding East	$18,713	16,877	13,899
Homebuilding Central	10,328	9,881	8,820
Homebuilding West	19,437	17,683	14,533
Homebuilding Other	4,562	4,477	5,729
Lennar Financial Services	7,667	6,100	4,539
Rialto	7,590	7,758	7,367
Lennar Multifamily	2,472	1,110	595
Corporate and unallocated	34,966	23,522	23,641
Total depreciation and amortization	$105,735	87,408	79,123
Net additions to (disposals of) operating properties and equipment:
Homebuilding East (1)	$(10,379)	316	(42,430)
Homebuilding Central	2,385	(18)	584
Homebuilding West (2)	24,438	(11,482)	6,719
Homebuilding Other (3)	26,727	(72,472)	1,042
Lennar Financial Services	6,218	3,306	4,502
Rialto	1,908	9,382	4,361
Lennar Multifamily	1,666	2,147	1,907
Corporate and unallocated	12,645	27,466	1,977
Total net additions (disposals of) operating properties and equipment	$65,608	(41,355)	(21,338)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(230)	118	1,678
Homebuilding Central	401	75	(10)
Homebuilding West (4)	(49,731)	62,960	(1,647)
Homebuilding Other	285	220	(376)
Total Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(49,275)	63,373	(355)
Rialto equity in earnings from unconsolidated entities	$18,961	22,293	59,277
Lennar Multifamily equity in earnings from unconsolidated entities	$85,519	19,518	14,454

(1)	For the year ended November 30, 2014, net disposals of operating properties and equipment included the sale of an operating property with a basis of $44.1 million.

(2)	For the year ended November 30, 2015, net disposals of operating properties and equipment included the sale of an operating property with a basis of $59.4 million.

(3)	For the year ended November 30, 2015, net disposals of operating properties and equipment included the sale of an operating property with a basis of $73.3 million.

(4)
For the year ended November 30, 2016, equity in loss included the Company's share of costs associated with the FivePoint combination (described in Note 4) and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million, partially offset by $12.7 million of equity in earnings primarily due to sales of homesites to third parties by one of the Company's unconsolidated entities. For the year ended November 30, 2015, equity in earnings included $82.8 million of equity in earnings from one of the Company's unconsolidated entities. For the year ended November 30, 2014, Lennar Homebuilding equity in loss from unconsolidated entities related primarily to the Company's share of operating losses from various Lennar Homebuilding West unconsolidated entities, which included $4.3 million of the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entitie

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

s, partially offset by $4.7 million of equity in earnings as a result of third-party land sales by one unconsolidated entity. For details refer to Note 4.

3. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2016	2015
Accounts receivable	$67,296	41,653
Mortgage and notes receivable	39,788	22,365
Income tax receivables	—	10,620
	107,084	74,638
Allowance for doubtful accounts	(108)	(100)
	$106,976	74,538

At November 30, 2016 and 2015, Lennar Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$439,874	1,309,517	263,395
Costs and expenses	578,831	969,509	291,993
Other income	—	49,343	—
Net earnings (loss) of unconsolidated entities	$(138,957)	389,351	(28,598)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(49,275)	63,373	(355)

For the year ended November 30, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of costs associated with the FivePoint combination and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million. This was partially offset by $12.7 million of equity in earnings primarily due to sales of homesites to third parties by one of the Company's unconsolidated entities.
For the year ended November 30, 2015, Lennar Homebuilding equity in earnings included $82.8 million of equity in earnings from one of the Company's unconsolidated entities primarily due to (1) sales of approximately 800 homesites to a joint venture in which the Company has a 50% investment and for which the Company's portion of the gross profit from the sale was deferred, (2) sales of approximately 700 homesites and a commercial property to third parties and (3) a gain on debt extinguishment. In addition, for the year ended November 30, 2015, net earnings of unconsolidated entities included sales of approximately 300 homesites to Lennar by one of the Company's unconsolidated entities that resulted in $49.3 million of gross profit, of which the Company's portion was deferred.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$221,334	248,980
Inventories	3,889,795	3,059,054
Other assets	1,338,302	465,404
	$5,449,431	3,773,438
Liabilities and equity:
Accounts payable and other liabilities	$791,245	288,192
Debt	892,850	792,886
Equity	3,765,336	2,692,360
	$5,449,431	3,773,438
On May 2, 2016 (the "Closing Date"), the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and may be adjusted when additional information is obtained during the transaction's measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures was retained by Lennar and its venture partner in a new unconsolidated entity. The transactions did not have a material impact to the Company’s financial position or cash flows. The Company recorded its share of combination costs in equity in loss from unconsolidated entities on the consolidated statement of operations for the year ended November 30, 2016.
As of November 30, 2016 and 2015, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $811.7 million and $741.6 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2016 and 2015 was $1.2 billion and $839.5 million, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
During the year ended November 30, 2015, one of the Company's unconsolidated entities sold approximately 800 homesites to a joint venture, in which the Company has a 50% investment, for $472 million of which $320.0 million was financed through a non-recourse note. This transaction resulted in $157.4 million of gross profit, of which the Company's portion was deferred. In addition, this transaction resulted in an increase in inventory, other assets and debt of the Lennar Homebuilding unconsolidated entities reflected in the summarized condensed financial information presented in the previous table for the year ended November 30, 2015.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and the Company receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2016, 2015 and 2014, the Company received management fees and reimbursement of expenses, net of deferrals, from Lennar Homebuilding unconsolidated entities totaling $13.2 million, $31.3 million and $30.7 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2016, 2015 and 2014, $130.4 million, $177.6 million and $59.0 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Lennar Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2016	2015
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,945	50,411
Non-recourse land seller debt and other debt (1)	323,995	324,000
Non-recourse debt with completion guarantees	147,100	146,760
Non-recourse debt without completion guarantees	320,372	260,734
Non-recourse debt to the Company	840,412	781,905
The Company’s maximum recourse exposure (2)	52,438	10,981
Total debt	$892,850	792,886
The Company’s maximum recourse exposure as a % of total JV debt	6%	1%

(1)
Non-recourse land seller debt and other debt as of both November 30, 2016 and 2015, included a $320 million non-recourse note related to a transaction between one of the Company's unconsolidated entities and another unconsolidated joint venture, described previously, which was settled subsequent to November 30, 2016.

(2)	As of November 30, 2016, the Company's maximum recourse exposure was primarily related to the Company providing a repayment guarantee on an unconsolidated entity's debt.
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
As of both November 30, 2016 and 2015, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2016, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Lennar Homebuilding Operating Properties and Equipment
Operating properties and equipment are included in Lennar Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2016	2015
Operating properties (1)	$151,461	93,174
Leasehold improvements	40,513	34,064
Furniture, fixtures and equipment	68,579	66,670
	260,553	193,908
Accumulated depreciation and amortization	(86,939)	(78,351)
	$173,614	115,557

(1)	Operating properties primarily include rental operations and commercial properties. During the year ended November 30, 2015, the Company sold operating properties with a basis of $132.7 million.

6. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2016	2015
12.25% senior notes due 2017	$398,232	396,252
4.75% senior notes due December 2017	398,479	397,736
6.95% senior notes due 2018	248,474	247,632
4.125% senior notes due December 2018	273,889	273,319
4.500% senior notes due 2019	498,002	497,210
4.50% senior notes due 2019	597,474	596,622
4.750% senior notes due 2021	496,547	—
4.750% senior notes due 2022	568,404	567,325
4.875% senior notes due December 2023	394,170	393,545
4.750% senior notes due 2025	496,226	495,784
6.50% senior notes due 2016	—	249,905
2.75% convertible senior notes due 2020	—	233,225
3.25% convertible senior notes due 2021	—	398,194
Mortgage notes on land and other debt	206,080	278,381
	$4,575,977	5,025,130

The carrying amounts of the senior notes listed above are net of debt issuance costs of $22.1 million and $26.4 million, as of November 30, 2016 and 2015, respectively.
In June 2016, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $1.6 billion to $1.8 billion. The maturity for $1.3 billion of the Credit Facility was extended from June 2019 to June 2020, with the remaining $160 million maturing in June 2018. As of November 30, 2016, the Credit Facility included a $298 million accordion feature, subject to additional commitments, with certain financial institutions. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2016 and 2015, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2016. In addition, the Company had $320 million letter of credit facilities with different financial institutions at November 30, 2016.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s performance letters of credit outstanding were $270.8 million and $236.5 million at November 30, 2016 and 2015, respectively. The Company’s financial letters of credit outstanding were $210.3 million and $216.7 million at November 30, 2016 and 2015, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2016, the Company had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2016, there were approximately $488.9 million, or 42%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior notes outstanding at November 30, 2016 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
12.25% senior notes due 2017	$400,000	$386,700	98.098%	April 2009
4.75% senior notes due December 2017	400,000	395,900	100%	July 2012, August 2012
6.95% senior notes due 2018	250,000	243,900	98.929%	May 2010
4.125% senior notes due December 2018	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(3)	February 2014
4.50% senior notes due 2019	600,000	595,801	(4)	November 2014, February 2015
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
4.750% senior notes due 2022	575,000	567,585	(5)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.750% senior notes due 2025	500,000	495,528	100%	April 2015

(1)
Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.

(2)	The Company generally uses the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)	The Company issued $400 million aggregate principal amount at a price of 100% and $100 million aggregate principal amount at a price of 100.5%.

(4)	The Company issued $350 million aggregate principal amount at a price of 100% and $250 million aggregate principal amount at a price of 100.25%.

(5)
The Company issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.

In March 2016, the Company retired its 6.50% senior notes due April 2016 (the "6.50% Senior Notes") for 100% of the $250 million outstanding principal amount, plus accrued and unpaid interest.
During the year ended November 30, 2016, all of the $400 million aggregate principal amount of the 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes") were converted or redeemed for 17.0 million shares of Class A common stock, plus accrued and unpaid interest through the date of the conversions/redemptions and small cash premiums. The 3.25% Convertible Senior Notes were converted at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock. For the year ended November 30, 2016, the calculation of diluted earnings per share included 11.9 million shares related to the dilutive effect of the 3.25% Convertible Senior Notes. For both the years ended November 30, 2015 and 2014, the calculation of diluted earnings per share included 17.0 million shares related to the dilutive effect of the 3.25% Convertible Senior Notes.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended November 30, 2016, all of the remaining $234 million aggregate outstanding principal amount of the 2.75% convertible senior notes due December 2020 (the "2.75% Convertible Senior Notes") were converted or exchanged by the holders for approximately $234 million in cash and 5.2 million shares of Class A common stock, plus accrued and unpaid interest with respect to the exchanges. The 2.75% Convertible Senior Notes were convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, the Company settled the face value of the 2.75% Convertible Senior Notes in cash. Holders converted or exchanged the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. For the years ended November 30, 2016, 2015 and 2014, the calculation of diluted earnings per share included 0.4 million shares, 8.6 million shares and 9.0 million shares, respectively, related to the dilutive effect of the 2.75% Convertible Senior Notes.
Subsequent to November 30, 2016, the Company issued $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes") at a price of 100%. Proceeds from the offering, after underwriting fees but before expenses, are estimated to be $596.1 million. The Company will use the net proceeds from the sales of the 4.125% Senior Notes to fund all or a portion of the cash consideration for the Company's acquisition of WCI Communities, Inc. ("WCI"), to pay related costs and expenses related to the acquisition of WCI and/or for general corporate purposes, which may include the repayment or repurchase of the Company's debt. Interest on the 4.125% Senior Notes is due semi-annually beginning July 15, 2017. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The Company's senior notes are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries. Although the guarantees are full, unconditional and joint and several while they are in effect, (i) a subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company), and (ii) a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
At November 30, 2016, the Company had mortgage notes on land and other debt due at various dates through 2031 bearing interest at rates up to 7.5% with an average interest rate of 3.1%. At November 30, 2016 and 2015, the carrying amount of the mortgage notes on land and other debt was $206.1 million and $278.4 million, respectively. During the years ended November 30, 2016 and 2015, the Company retired $211.0 million and $258.1 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2016 and thereafter are as follows:

(In thousands)	Debt Maturities
2017	$478,333
2018	695,208
2019	1,383,121
2020	4,396
2021	519,322
Thereafter	1,524,950

The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$123,964	106,777
Restricted cash	17,053	13,961
Receivables, net (1)	409,528	242,808
Loans held-for-sale (2)	939,405	843,252
Loans held-for-investment, net	30,004	30,998
Investments held-to-maturity	41,991	40,174
Investments available-for-sale (3)	53,570	42,827
Goodwill	39,838	38,854
Other (4)	99,319	66,186
	$1,754,672	1,425,837
Liabilities:
Notes and other debts payable	$1,077,228	858,300
Other (5)	241,055	225,678
	$1,318,283	1,083,978

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2016 and 2015, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of November 30, 2016 and 2015, other assets included mortgage loan commitments carried at fair value of $7.4 million and $13.1 million, respectively, and mortgage servicing rights carried at fair value of $23.9 million and $16.8 million, respectively. In addition, other assets also included forward contracts carried at fair value of $26.5 million and $0.5 million as of November 30, 2016 and November 30, 2015, respectively.

(5)
As of November 30, 2016 and 2015, other liabilities included $57.4 million and $65.0 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation.

At November 30, 2016, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2016 (1)(2)	$400,000
364-day warehouse repurchase facility that matures June 2017 (3)	600,000
364-day warehouse repurchase facility that matures September 2017	300,000
Total	$1,300,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Subsequent to November 30, 2016, the warehouse repurchase facility maturity date was extended to December 2017.

(3)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment will be decreased to $400 million in the first quarter of fiscal 2017 and will be increased to $600 million in the second quarter of fiscal 2017.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.1 billion and $858.3 million at November 30, 2016 and 2015, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.1 billion and $916.9 million at November 30, 2016 and 2015, respectively. The combined effective interest rate on the facilities at November 30, 2016 was 2.9%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$148,827	150,219
Restricted cash	9,935	15,061
Receivables, net (1)	204,518	154,948
Loans held-for-sale (2)	126,947	316,275
Loans receivable, net	111,608	164,826
Real estate owned - held-for-sale	160,344	183,052
Real estate owned - held-and-used, net	83,359	153,717
Investments in unconsolidated entities	245,741	224,869
Investments held-to-maturity	71,260	25,625
Other	113,671	116,908
	$1,276,210	1,505,500
Liabilities:
Notes and other debts payable	$622,335	771,728
Other	85,645	94,496
	$707,980	866,224

(1)	Receivables, net primarily related to loans sold but not settled as of November 30, 2016 and 2015.

(2)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value.
For the years ended November 30, 2016, 2015 and 2014, Rialto costs and expenses included loan impairments of $18.2 million, $10.4 million and $57.1 million, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests). For the years ended November 30, 2016, 2015 and 2014, Rialto operating earnings included net earnings (loss) attributable to noncontrolling interests of ($18.8) million, $4.8 million and ($22.5) million, respectively.
The following is a detail of Rialto other income (expense), net:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Realized gains on REO sales, net	$17,495	35,242	43,671
Unrealized losses on transfer of loans receivable to REO and impairments, net	(23,087)	(13,678)	(26,107)
REO and other expenses	(54,008)	(57,740)	(58,067)
Rental and other income (1)	19,750	48,430	43,898
Rialto other income (expense), net	$(39,850)	12,254	3,395

(1)
Rental and other income for the year ended November 30, 2016, included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio. The hospital is managed by a third-party management company.

Loans Receivable
The following table represents loans receivable, net by type:

	November 30,
(In thousands)	2016	2015
Nonaccrual loans: FDIC and Bank Portfolios	$47,122	88,694
Accrual loans	64,486	76,132
Loans receivable, net	$111,608	164,826

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The nonaccrual loan portfolios consist primarily of loans acquired at a discount. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. At November 30, 2016 and 2015, these consolidated LLCs had total combined assets of $213.8 million and $355.2 million, respectively, and liabilities of $10.3 million and $11.3 million, respectively.
In addition, in 2010 Rialto acquired 400 distressed residential and commercial real estate loans ("Bank Portfolios") and over 300 REO properties from three financial institutions.
Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. As of November 30, 2016 and 2015, management classified all loans receivable within the FDIC Portfolios and Bank Portfolios as nonaccrual loans as forecasted principal and interest cannot be reasonably estimated, and therefore, the Company accounts for these assets in accordance with ASC 310-10, Receivables.
As of November 30, 2016, accrual loans included floating and fixed rate commercial property loans maturing between October 2017 and June 2018. Accrual loans as of November 30, 2015 included $17.1 million of convertible land loans that matured and were settled in July 2016 and $59.1 million of floating and fixed rate commercial property loans that were maturing between May 2016 and July 2018.
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
November 30, 2016

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$86,076	30,157	2,273	32,430
Single family homes	17,314	2,835	2,348	5,183
Commercial properties	9,949	1,015	—	1,015
Other	50,676	259	8,235	8,494
Nonaccrual loans	$164,015	34,266	12,856	47,122
November 30, 2015

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$145,417	59,740	1,165	60,905
Single family homes	39,659	8,344	3,459	11,803
Commercial properties	13,458	1,368	1,085	2,453
Other	78,279	—	13,533	13,533
Nonaccrual loans	$276,813	69,452	19,242	88,694

The average recorded investment in impaired loans totaled approximately $68 million and $109 million for the years ended November 30, 2016 and 2015, respectively.
In order to assess the risk associated with each risk category, management evaluates the forecasted cash flows and the value of the underlying collateral securing the loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collateral’s fair value.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	November 30,
(In thousands)	2016	2015
Allowance on nonaccrual loans, beginning of year	$35,625	58,326
Provision for loan losses	18,229	10,363
Charge-offs	(23,627)	(33,064)
Allowance on nonaccrual loans, end of year	$30,227	35,625

For accrual loans an allowance is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. Based on management's assessment, no allowance for loan losses were recorded for Rialto's accrual loans as of November 30, 2016 and 2015, respectively.
Real Estate Owned
The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the consolidated balance sheets as REO held-and-used, net and REO held-for-sale.
The following tables present the activity in REO:

	November 30,
(In thousands)	2016	2015
REO - held-for-sale, beginning of year	$183,052	190,535
Improvements	3,006	5,535
Sales	(80,153)	(120,053)
Impairments and unrealized losses	(25,153)	(12,192)
Transfers to/from held-and-used, net (1)	79,592	119,227
REO - held-for-sale, end of year	$160,344	183,052

	November 30,
(In thousands)	2016	2015
REO - held-and-used, net, beginning of year	$153,717	255,795
Additions	13,772	20,134
Improvements	(1,100)	2,942
Impairments	(1,819)	(2,624)
Depreciation	(1,619)	(2,339)
Transfers to held-for-sale (1)	(79,592)	(119,227)
Other	—	(964)
REO - held-and-used, net, end of year	$83,359	153,717

(1)
During the years ended November 30, 2016 and 2015, the Rialto segment transferred certain properties to/from REO held-and-used, net to REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets.

For the years ended November 30, 2016, 2015 and 2014, the Company recorded net gains (losses) of $1.3 million, ($1.3) million and ($6.8) million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto other income (expense), net.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rialto Mortgage Finance - loans held-for-sale
During the year ended November 30, 2016, RMF originated loans with a total principal balance of $1.8 billion, of which $1.7 billion were recorded as loans held-for-sale and $81.2 million were recorded as accrual loans within loans receivable, net, and sold $1.9 billion of loans into 11 separate securitizations. During the year ended November 30, 2015, RMF originated loans with a principal balance of $2.7 billion of which $2.6 billion were recorded as loans held-for-sale and $62.3 million were recorded as accrual loans within loans receivable, net, and sold $2.4 billion of loans into 12 separate securitizations. As of November 30, 2016 and 2015, originated loans with an unpaid principal balance of $199.8 million and $151.8 million, respectively, were sold into a securitization trust but not settled and thus were included as receivables, net.
Notes and Other Debts Payable
The Rialto segment has $350 million aggregate principal amount of the 7.00% senior notes due 2018 (the "7.00% Senior Notes"). Interest on the 7.00% Senior Notes is due semi-annually. As of November 30, 2016 and 2015, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $348.7 million and $347.9 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with, Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. The Company believes Rialto was in compliance with its debt covenants at November 30, 2016.
At November 30, 2016, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures April 2017 (1)(2)	$500,000
364-day warehouse repurchase facility that matures January 2017 (1)	250,000
Warehouse repurchase facility that matures December 2017 (1)	200,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (3)	100,000
Totals	$1,050,000

(1)	RMF uses these facilities to finance its loan origination and securitization activities.

(2)	The warehouse repurchase facility has the option of an additional six month extension.

(3)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million and $36.3 million as of November 30, 2016 and 2015, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $180.2 million and $317.1 million as of November 30, 2016 and 2015, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
In November 2016, Rialto paid the remaining outstanding principal amount of $30.3 million related to a $124 million senior unsecured note provided by one of the selling institutions in the Bank Portfolios and REO properties transaction.
In 2014, Rialto issued two notes with a principal amount of $94.7 million through structured note offerings (the "Structured Notes") at a price of 100% and 99.5%, respectively, with annual coupon rates of 2.85%. and 5.00%, respectively, and collateralized by certain assets originally acquired in the Bank Portfolios. As of November 30, 2016 and 2015, the remaining outstanding principal amount, net of debt issuance costs, related to the Structured Notes was $23.9 million and $31.3 million, respectively and the estimated final payment date is December 15, 2017.
Investments
Generally, all of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the assets and liabilities of the funds in which Rialto has investments in are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations and the Company’s share recorded in Rialto equity in earnings from unconsolidated entities in the Company's statement of operations.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2016	November 30, 2016	November 30, 2015
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$58,116	68,570
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	96,192	99,947
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	23,643	32,344
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,519	23,233
Rialto Real Estate Fund III	2015	1,289,180	128,871	100,000	7,239	9,093	—
Rialto Credit Partnership, LP	2016	220,000	63,150	19,999	5,741	5,794	—
Other investments						2,384	775
						$245,741	224,869

Rialto's share of earnings (loss) from unconsolidated entities was as follows:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Rialto Real Estate Fund, LP	$3,205	9,676	30,612
Rialto Real Estate Fund II, LP	9,054	7,440	15,929
Rialto Mezzanine Partners Fund, LP	2,944	2,194	1,913
Rialto Capital CMBS Funds	1,805	3,013	10,823
Rialto Real Estate Fund III (1)	1,932	(78)	—
Rialto Credit Partnership, LP	54	—	—
Other investments	(33)	48	—
Rialto equity in earnings from unconsolidated entities	$18,961	22,293	59,277

(1)	Equity in loss from Fund III for the year ended November 30, 2015 related to formation costs incurred in November 2015.
During the years ended November 30, 2016, 2015 and 2014, Rialto received $10.1 million, $20.0 million and $34.7 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. These advance distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in a Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$230,229	188,147
Loans receivable	406,812	473,997
Real estate owned	439,191	506,609
Investment securities	1,379,155	1,092,476
Investments in partnerships	398,535	429,979
Other assets	31,902	30,340
	$2,885,824	2,721,548
Liabilities and equity:
Accounts payable and other liabilities	$36,131	29,462
Notes payable	535,130	374,498
Equity	2,314,563	2,317,588
	$2,885,824	2,721,548

Statements of Operations

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$200,346	170,921	150,452
Costs and expenses	96,343	97,162	95,629
Other income, net (1)	49,342	144,941	479,929
Net earnings of unconsolidated entities	$153,345	218,700	534,752
Rialto equity in earnings from unconsolidated entities	$18,961	22,293	59,277

(1)	Other income, net included realized and unrealized gains (losses) on investments.
At November 30, 2016 and 2015, the carrying value of Rialto's non-investment grade commercial mortgage-backed securities ("CMBS") was $71.3 million and $25.6 million, respectively. These securities were purchased at discount rates ranging from 39% to 72% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and November 2026, and stated maturity dates between November 2048 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during any of the years ended November 30, 2016, 2015 and 2014. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2014, the Rialto segment invested $18 million in a private commercial real estate services company. The investment was carried at cost at November 30, 2016 and 2015 and is included in Rialto's other assets.

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
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$6,600	8,041
Receivables (1)	58,929	33,480
Land under development	139,713	115,982
Consolidated inventory not owned	—	5,508
Investments in unconsolidated entities	318,559	250,876
Other assets	2,330	1,465
	$526,131	415,352
Liabilities:
Accounts payable and other liabilities	$117,973	62,943
Liabilities related to consolidated inventory not owned	—	4,007
	$117,973	66,950

(1)	Receivables primarily related to general contractor services and management fee income receivables as of November 30, 2016 and 2015.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2016 and 2015, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2016 and 2015, the Lennar Multifamily segment had $32.0 million and $37.9 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 6 related to the Company's performance and financial letters of credit. As of November 30, 2016 and 2015, the Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $589.4 million and $466.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2016, 2015 and 2014, the Lennar Multifamily segment received fee income, net of deferrals, from its unconsolidated entities of $38.5 million, $27.2 million and $13.5 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. During the years ended November 30, 2016, 2015 and 2014, the Lennar Multifamily segment provided general contractor services, net of deferrals, totaling $237.1 million, $142.7 million and $50.9 million, respectively, which were partially offset by costs related to those services of $228.6 million, $138.6 million and $49.0 million, respectively.
In 2015, the Lennar Multifamily segment completed the initial closing of the Lennar Multifamily Venture (the "Venture") for the development, construction and property management of class-A multifamily assets with $1.1 billion of commitments. During the year ended November 30, 2016, the Venture received an additional $1.1 billion of equity commitments completing the fund raising for the Venture and increasing its total commitments to $2.2 billion, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the year ended November 30, 2016, $656.1 million in equity commitments were called, of which the Company contributed its portion of $203.8 million. During the year ended November 30, 2016, the Company received net distributions of $113.7 million as return

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of capital from the Venture when bringing new investors into the Venture. As of November 30, 2016, $931.6 million of the $2.2 billion in equity commitments had been called, of which the Company has contributed $215.8 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $288.2 million. As of November 30, 2016 and 2015, the carrying value of the Company's investment in the Venture was $198.2 million and $122.5 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$43,658	39,579
Operating properties and equipment	2,210,627	1,398,244
Other assets	46,015	25,925
	$2,300,300	1,463,748
Liabilities and equity:
Accounts payable and other liabilities	$196,617	179,551
Notes payable	589,397	466,724
Equity	1,514,286	817,473
	$2,300,300	1,463,748

Statements of Operations

	Years Ended November 30,
(In thousands)	2016	2015	2014
Revenues	$45,287	16,309	4,855
Costs and expenses	68,976	27,190	7,435
Other income, net	191,385	43,340	35,068
Net earnings of unconsolidated entities	$167,696	32,459	32,488
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$85,519	19,518	14,454

(1)
During the year ended November 30, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $91.0 million share of gains as a result of the sale of seven operating properties by its unconsolidated entities. During the years ended November 30, 2015 and 2014, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $22.2 million and $14.7 million share of gains, respectively, as a result of the sale of two operating properties each year by its unconsolidated entities.

10. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Current:
Federal	$(300,116)	(343,635)	(261,306)
State	(19,777)	(52,420)	3,340
	$(319,893)	(396,055)	(257,966)
Deferred:
Federal	$(43,775)	12,872	(42,847)
State	(53,710)	(7,233)	(40,278)
	(97,485)	5,639	(83,125)
	$(417,378)	(390,416)	(341,091)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2016	2015	2014
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.21	3.22	3.17
Domestic production activities deduction	(2.78)	(3.01)	(2.81)
Tax reserves and interest expense	(0.89)	2.64	0.59
Deferred tax asset valuation reversal	(0.01)	(0.09)	(0.28)
State net operating loss adjustment (1)	—	(3.00)	—
Tax credits	(3.46)	(1.92)	(0.41)
Other	0.33	(0.12)	(0.46)
Effective rate	31.40%	32.72%	34.80%

(1)	During the year ended November 30, 2015, the Company recorded a benefit for additional state net operating loss carryforwards as a result of the conclusion of a state tax examination.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2016	2015
Deferred tax assets:
Inventory valuation adjustments	$56,733	58,902
Reserves and accruals	198,270	197,980
Net operating loss carryforwards	92,362	122,573
Rialto investments in partnerships	11,352	—
Capitalized expenses	106,270	91,873
Investments in unconsolidated entities	42,796	10,407
Other assets	57,890	45,725
Total deferred tax assets	565,673	527,460
Valuation allowance	(5,773)	(5,945)
Total deferred tax assets after valuation allowance	559,900	521,515
Deferred tax liabilities:
Capitalized expenses	30,632	32,954
Deferred income	226,195	104,270
Convertible debt basis difference	—	229
Rialto investments in partnerships	—	11,055
Other	25,675	32,282
Total deferred tax liabilities	282,502	180,790
Net deferred tax assets	$277,398	340,725

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of the Company's net deferred tax assets were as follows:

	November 30,
(In thousands)	2016	2015
Net deferred tax assets (liabilities): (1)
Lennar Homebuilding	$249,714	327,645
Rialto	26,547	10,518
Lennar Financial Services	5,919	2,562
Lennar Multifamily	(4,782)	—
Net deferred tax assets	$277,398	340,725

(1)	Net deferred tax assets and net deferred tax liabilities detailed above are included within other assets and other liabilities in the respective segments.
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
As of November 30, 2016 and 2015, the net deferred tax assets included a valuation allowance of $5.8 million and $5.9 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. During the years ended November 30, 2016 and 2015, the Company reversed $0.2 million and $2.1 million, respectively, of valuation allowance primarily due to the utilization of state net operating losses.
At November 30, 2016 and 2015, the Company had federal tax effected NOL carryforwards totaling $1.8 million and $1.9 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At November 30, 2016 and 2015, the Company had state tax effected NOL carryforwards totaling $90.6 million and $120.7 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2017 and 2035.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Gross unrecognized tax benefits, beginning of year	$12,285	7,257	10,459
Increase due to tax positions taken during prior period (1)	—	5,028	—
Decreases due to settlements with taxing authorities (2)	—	—	(3,202)
Gross unrecognized tax benefits, end of year	$12,285	12,285	7,257

(1)	Increased the Company's effective tax rate for the year ended November 30, 2015 from 32.30% to 32.72% due to state audits.

(2)	Decreased the Company's effective tax rate for the year November 30, 2014 from 35.13% to 34.80%.
If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2016, $8.0 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2016	2015
Accrued interest and penalties, beginning of the year	$65,145	31,469
Accrual of interest and penalties (primarily related to federal and state audits)	3,251	33,841
Reduction of interest and penalties (1)	(22,423)	(165)
Accrued interest and penalties, end of the year	$45,973	65,145

(1)	The Company's accrual for interest and penalties was reduced during the year ended November 30, 2016 primarily due to a settlement with the IRS.
The IRS is currently examining the Company’s federal income tax returns for fiscal year 2015, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2016	2015	2014
Numerator:
Net earnings attributable to Lennar	$911,844	802,894	638,916
Less: distributed earnings allocated to nonvested shares	337	361	414
Less: undistributed earnings allocated to nonvested shares	8,852	8,371	7,379
Numerator for basic earnings per share	902,655	794,162	631,123
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	1,028	4,120	—
Plus: interest on 3.25% convertible senior notes due 2021	5,528	7,928	7,928
Plus: undistributed earnings allocated to convertible shares	8,852	8,371	7,379
Less: undistributed earnings reallocated to convertible shares	8,438	7,528	6,632
Numerator for diluted earnings per share	$907,569	798,813	639,798
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	218,421	205,189	202,209
Effect of dilutive securities:
Share-based payments	3	9	8
Convertible senior notes	12,288	25,614	26,023
Denominator for diluted earnings per share - weighted average common shares outstanding	230,712	230,812	228,240
Basic earnings per share	$4.13	3.87	3.12
Diluted earnings per share	$3.93	3.46	2.80

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 8) and represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For the years ended November 30, 2016, 2015 and 2014, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2016 and 2015.
Common Stock
During each of the years ended November 30, 2016, 2015 and 2014, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2016, Stuart Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 42% voting power of the Company’s stock.
The Company has a stock repurchase program adopted in 2001, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2016, 2015 and 2014, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2016, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the years ended November 30, 2016 and 2015, treasury stock increased by 0.1 million shares and 0.3 million shares, respectively, of Class A common stock primarily due to activity related to the Company's equity compensation plan.
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2016, 2015 and 2014, this amount was $15.7 million, $13.5 million and $10.2 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2016	2015	2014
Nonvested shares	$55,516	43,742	40,581
Stock options (1)	—	131	137
Total compensation expense for share-based awards	$55,516	43,873	40,718

(1)
Stock options expense relates to stock option awards granted to Lennar's non-employee directors for the years ended November 30, 2015 and 2014. The fair value of these stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model.

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized are classified as financing cash flows. For the years ended November 30, 2016, 2015 and 2014 there was $7.0 million, $0.1 million, and $7.5 million, respectively, of excess tax benefits from share-based awards primarily related to nonvested shares.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2016, 2015 and 2014 was $45.10, $49.01 and $41.89, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2015	2,251,553	$44.30
Grants	1,228,096	$45.10
Vested	(1,120,909)	$41.89
Forfeited	(75,761)	$45.66
Nonvested shares at November 30, 2016	2,282,979	$45.86

At November 30, 2016, there was $75.2 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.9 years. For the year ended November 30, 2016, 1.1 million nonvested shares were vested. For the years ended November 30, 2015 and 2014, 1.2 million nonvested shares were vested each year.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2016 and 2015, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2016		2015
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$111,608	113,747	164,826	169,302
Investments held-to-maturity	Level 3	$71,260	69,992	25,625	25,227
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$30,004	31,233	30,998	29,931
Investments held-to-maturity	Level 2	$41,991	42,058	40,174	40,098
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$4,575,977	4,669,643	5,025,130	5,936,327
Rialto notes and other debts payable	Level 2	$622,335	646,366	771,728	803,013
Lennar Financial Services notes and other debts payable	Level 2	$1,077,228	1,077,228	858,300	858,300

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
Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. For notes and other debts payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2016	Fair Value at November 30, 2015
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$126,947	316,275
Credit default swaps (2)	Level 2	$2,863	6,153
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 1	$6	978
Lennar Financial Services Assets:
Loans held-for-sale (4)	Level 2	$939,405	843,252
Investments available-for-sale	Level 1	$53,570	42,827
Mortgage loan commitments	Level 2	$7,437	13,060
Forward contracts	Level 2	$26,467	531
Mortgage servicing rights	Level 3	$23,930	16,770

(1)
The aggregate fair value of Rialto loans held-for-sale of $126.9 million at November 30, 2016 is below their aggregate principal balance of $127.8 million by $0.9 million. The aggregate fair value of Rialto loans held-for-sale of $316.3 million at November 30, 2015 exceeds their aggregate principal balance of $314.3 million by $2.0 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)	Rialto's interest rate swaps and swap futures are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $939.4 million at November 30, 2016 exceeds their aggregate principal balance of $931.0 million by $8.4 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $843.3 million at November 30, 2015 exceeds their aggregate principal balance of $815.0 million by $28.2 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2016 and 2015. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2016 and November 30, 2015.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2016, the segment had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through February 2017.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records the value of mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2016, the key assumptions used in determining the fair value include a 12.9% mortgage prepayment rate, a 12.4% discount rate and a 7.0% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2016	2015	2014
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(19,865)	(4,137)	17,124
Mortgage loan commitments	$(5,623)	373	5,352
Forward contracts	$25,936	8,107	(9,020)
Investments available-for-sale	$53	26	—
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(2,063)	477	(288)
Financial Liabilities:
Interest rate swaps and swap futures	$972	398	(1,346)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Financial Services investments available-for-sale	$(295)	(65)	130

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2016		2015
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning of year	$16,770	316,275	17,353	113,596
Purchases/loan originations	9,195	1,696,188	3,290	2,628,019
Sales/loan originations sold, including those not settled	—	(1,881,682)	—	(2,424,478)
Disposals/settlements	(4,063)	—	(3,577)	—
Changes in fair value (1)	2,028	(1,759)	(296)	(899)
Interest and principal paydowns	—	(2,075)	—	37
End of year	$23,930	126,947	16,770	316,275

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
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

	Years Ended November 30,
		2016			2015			2014
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Losses (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$79,581	61,352	(18,229)	127,319	116,956	(10,363)	187,218	130,105	(57,113)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	59,913	47,898	(12,015)	8,071	4,498	(3,573)
Land and land under development (2)	Level 3	$29,418	22,925	(6,493)	32,500	20,033	(12,467)	7,013	6,143	(870)
Rialto:
REO - held-for-sale (3)
Upon acquisition/transfer	Level 3	$43,267	40,671	(2,596)	40,833	38,383	(2,450)	26,750	25,145	(1,605)
Upon management periodic valuations	Level 3	$87,009	64,452	(22,557)	36,730	26,988	(9,742)	50,115	42,279	(7,836)
REO - held-and-used, net (4)
Upon acquisition/transfer	Level 3	$9,887	13,772	3,885	18,996	20,134	1,138	60,572	55,407	(5,165)
Upon management periodic valuations	Level 3	$18,821	17,002	(1,819)	8,066	5,442	(2,624)	39,728	28,227	(11,501)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the years ended November 30, 2016, 2015 and 2014.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's consolidated statement of operations for the years ended November 30, 2016, 2015 and 2014.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2016, 2015 and 2014.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. In addition, management periodically performs valuations of its REO held-and-used, net. The gains (losses) upon acquisition of REO held-and-used, net and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2016, 2015 and 2014.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory and Rialto REO assets and loans receivables.

15. Consolidation of Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2016. Based on the Company’s evaluation, during the year ended November 30, 2016, the Company consolidated entities that had total combined assets of $122.1 million and liabilities of $96.4 million. During the year ended November 30, 2016, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

	November 30,
(In thousands)	2016	2015
Lennar Homebuilding	$811,723	741,551
Rialto	$245,741	224,869
Lennar Multifamily	$318,559	250,876
Consolidated VIEs
As of November 30, 2016, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $536.3 million and $126.4 million, respectively. As of November 30, 2015, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $652.3 million and $84.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
At November 30, 2016 and 2015, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2016
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$120,940	164,804
Rialto (2)	71,260	71,260
Lennar Multifamily (3)	240,928	549,093
	$433,128	785,157

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$102,706	111,215
Rialto (2)	25,625	25,625
Lennar Multifamily (3)	177,359	586,842
	$305,690	723,682

(1)
At November 30, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to a $43.4 million repayment guarantee of an unconsolidated entity's debt. At November 30, 2015, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to an $8.3 million remaining commitment to fund an unconsolidated entity for further expenses up until the unconsolidated entity obtained permanent financing.

(2)
At both November 30, 2016 and 2015, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities VIEs. At November 30, 2016 and 2015, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $71.3 million and $25.6 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of November 30, 2016 and 2015, the remaining equity commitment of $288.2 million and $378.3 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects was included in Lennar's maximum exposure to loss. In addition, at November 30, 2016 and 2015, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $19.7 million and $30.0 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of November 30, 2016, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $288.2 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $19.7 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to a $43.4 million repayment guarantee of an unconsolidated entity's debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the year ended November 30, 2016, consolidated inventory not owned increased by $62.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2016. The increase was primarily related to the consolidation of an option agreement, partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2016. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $85.0 million and $89.2 million at November 30, 2016 and 2015, respectively. Additionally, the Company had posted $45.1 million and $70.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2016 and 2015, respectively.

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
If the District Court decision is affirmed in its entirety, the Company will purchase the property and record it at fair value, which the Company believes will not result in an impairment. The amount of interest the Company will be required to pay has been the subject of further proceedings before the court. On June 29, 2015, the court ruled that interest will be calculated as simple interest at the rate of 12% per annum from May 27, 2008 until the date the Company purchases the property. Simple interest on $114 million at 12% per annum will accrue at the rate of $13.7 million per year, totaling approximately $116 million as of November 30, 2016. In addition, if the Company is required to purchase the property, it will be obligated to reimburse the seller for real estate taxes, which currently total $1.6 million. The Company has not engaged in discovery regarding the amount of the plaintiffs’ attorneys’ fees. If the District Court decision is totally reversed on appeal, the Company will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees.
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2016, the Company had $85.0 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2016 were as follows:

(In thousands)	Lease Payments
2017	$35,443
2018	33,877
2019	24,816
2020	18,767
2021	14,999
Thereafter	16,120

Rental expense for the years ended November 30, 2016, 2015 and 2014 was $63.2 million, $55.9 million and $48.9 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $481.1 million at November 30, 2016. Additionally, at November 30, 2016, the Company had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2016, there were approximately $488.9 million, or 42%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
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

17. Business Acquisition
On September 22, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with WCI, under which the Company will acquire WCI through a merger for a combination of the Company’s Class A common stock and cash totaling $23.50 per share of WCI common stock. It is currently anticipated that the merger consideration payable to WCI stockholders will be $11.75 in cash and $11.75 in Class A common stock, with the Class A common stock valued at the average of its volume weighted average price on the New York Stock Exchange ("NYSE") on each of the ten NYSE trading days before closing. However, the Company has the right to reduce the portion of the merger consideration that will be Class A common stock and increase the portion that will be cash, including the right to make the entire merger consideration cash. WCI can terminate the Merger Agreement to engage in a transaction that its Board of Directors deems to be more favorable to its stockholders than the transaction with the Company, unless the Company will match the deemed more favorable transaction. However, if WCI terminates the Merger Agreement to engage in another transaction, it will have to pay the Company a termination fee of $22.5 million. The Merger Agreement contains customary representations and warranties by the parties, and is subject to closing conditions, including the need for approval by the holders of WCI’s common stock. It is anticipated that a meeting of WCI stockholders to vote on the transaction will be held in February 2017, and, if the transaction is approved by the WCI stockholders, it will close promptly after the stockholder vote.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Supplemental Financial Information
The indentures governing the Company’s 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 4.750% senior notes due 2021, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2016 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, described in Note 6. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. Distributions of capital received by the Parent from its subsidiaries are reflected as cash flows from investing activities. The cash outflows associated with the return on investment dividends and distributions of capital received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2016 was as follows:
Consolidating Balance Sheet November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$705,126	436,090	21,875	—	1,163,091
Inventories	—	8,901,874	277,052	—	9,178,926
Investments in unconsolidated entities	—	793,840	17,883	—	811,723
Other assets	227,267	346,865	84,224	(7,328)	651,028
Investments in subsidiaries	3,918,687	130,878	—	(4,049,565)	—
Intercompany	7,017,962	—	—	(7,017,962)	—
	11,869,042	10,609,547	401,034	(11,074,855)	11,804,768
Rialto	—	—	1,276,210	—	1,276,210
Lennar Financial Services loans held-for-sale	—	—	939,405	—	939,405
Lennar Financial Services all other assets	—	103,000	715,758	(3,491)	815,267
Lennar Multifamily	—	—	526,131	—	526,131
Total assets	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$473,103	778,249	79,462	(10,819)	1,319,995
Liabilities related to consolidated inventory not owned	—	13,582	96,424	—	110,006
Senior notes and other debts payable	4,369,897	203,572	2,508	—	4,575,977
Intercompany	—	6,071,778	946,184	(7,017,962)	—
	4,843,000	7,067,181	1,124,578	(7,028,781)	6,005,978
Rialto	—	—	707,980	—	707,980
Lennar Financial Services	—	38,530	1,279,753	—	1,318,283
Lennar Multifamily	—		117,973	—	117,973
Total liabilities	$4,843,000	7,105,711	3,230,284	(7,028,781)	8,150,214
Stockholders’ equity	7,026,042	3,606,836	442,729	(4,049,565)	7,026,042
Noncontrolling interests	—	—	185,525	—	185,525
Total equity	7,026,042	3,606,836	628,254	(4,049,565)	7,211,567
Total liabilities and equity	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$595,921	372,146	13,384	—	981,451
Inventories	—	8,571,769	168,827	—	8,740,596
Investments in unconsolidated entities	—	692,879	48,672	—	741,551
Other assets	193,360	324,050	75,108	16,704	609,222
Investments in subsidiaries	3,958,687	176,660	—	(4,135,347)	—
Intercompany	6,227,193	—	—	(6,227,193)	—
	10,975,161	10,137,504	305,991	(10,345,836)	11,072,820
Rialto	—	—	1,505,500	—	1,505,500
Lennar Financial Services loans held-for-sale	—	—	843,252	—	843,252
Lennar Financial Services all other assets	—	89,532	498,313	(5,260)	582,585
Lennar Multifamily	—	—	426,796	(11,444)	415,352
Total assets	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$579,468	710,460	85,796	—	1,375,724
Liabilities related to consolidated inventory not owned	—	51,431	—	—	51,431
Senior notes and other debts payable	4,746,749	267,531	10,850	—	5,025,130
Intercompany	—	5,514,610	712,583	(6,227,193)	—
	5,326,217	6,544,032	809,229	(6,227,193)	6,452,285
Rialto	—	—	866,224	—	866,224
Lennar Financial Services	—	36,229	1,047,749	—	1,083,978
Lennar Multifamily	—	—	66,950	—	66,950
Total liabilities	$5,326,217	6,580,261	2,790,152	(6,227,193)	8,469,437
Stockholders’ equity	5,648,944	3,646,775	488,572	(4,135,347)	5,648,944
Noncontrolling interests	—	—	301,128	—	301,128
Total equity	5,648,944	3,646,775	789,700	(4,135,347)	5,950,072
Total liabilities and equity	$10,975,161	10,227,036	3,579,852	(10,362,540)	14,419,509

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	9,731,122	10,215	—	9,741,337
Lennar Financial Services	—	215,737	491,536	(20,018)	687,255
Rialto	—	—	233,966	—	233,966
Lennar Multifamily	—	—	287,527	(86)	287,441
Total revenues	—	9,946,859	1,023,244	(20,104)	10,949,999
Cost and expenses:
Lennar Homebuilding	—	8,389,469	23,424	(13,012)	8,399,881
Lennar Financial Services	—	192,572	340,463	(9,397)	523,638
Rialto	—	—	230,565	(796)	229,769
Lennar Multifamily	—	—	301,786	—	301,786
Corporate general and administrative	226,482	1,019	—	5,061	232,562
Total costs and expenses	226,482	8,583,060	896,238	(18,144)	9,687,636
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(49,662)	387	—	(49,275)
Lennar Homebuilding other income, net	3,888	54,602	2,737	(3,850)	57,377
Other interest expense	(5,810)	(4,626)	—	5,810	(4,626)
Rialto equity in earnings from unconsolidated entities	—	—	18,961	—	18,961
Rialto other expense, net	—	—	(39,850)	—	(39,850)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	85,519	—	85,519
Earnings (loss) before income taxes	(228,404)	1,364,113	194,760	—	1,330,469
Benefit (provision) for income taxes	71,719	(419,596)	(69,501)	—	(417,378)
Equity in earnings from subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Net earnings (including net earnings attributable to noncontrolling interests)	911,844	1,007,795	125,259	(1,131,807)	913,091
Less: Net earnings attributable to noncontrolling interests	—	—	1,247	—	1,247
Net earnings attributable to Lennar	$911,844	1,007,795	124,012	(1,131,807)	911,844
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(295)	—	(295)
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(53)	—	(53)
Other comprehensive income attributable to Lennar	$911,844	1,007,795	123,664	(1,131,807)	911,496
Other comprehensive income attributable to noncontrolling interests	$—	—	1,247	—	1,247

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	8,466,945	—	—	8,466,945
Lennar Financial Services	—	194,993	445,535	(20,001)	620,527
Rialto	—	—	221,923	—	221,923
Lennar Multifamily	—	—	164,639	(26)	164,613
Total revenues	—	8,661,938	832,097	(20,027)	9,474,008
Cost and expenses:
Lennar Homebuilding	—	7,231,495	49,327	(15,983)	7,264,839
Lennar Financial Services	—	181,805	316,003	(5,076)	492,732
Rialto	—	—	223,933	(1,058)	222,875
Lennar Multifamily	—	—	191,302	—	191,302
Corporate general and administrative	210,377	806	—	5,061	216,244
Total costs and expenses	210,377	7,414,106	780,565	(17,056)	8,387,992
Lennar Homebuilding equity in earnings from unconsolidated entities	—	49,134	14,239	—	63,373
Lennar Homebuilding other income (expense), net	(1,124)	4,903	17,660	(2,823)	18,616
Other interest expense	(5,794)	(12,454)	—	5,794	(12,454)
Rialto equity in earnings from unconsolidated entities	—	—	22,293	—	22,293
Rialto other income, net	—	—	12,254	—	12,254
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	19,518	—	19,518
Earnings (loss) before income taxes	(217,295)	1,289,415	137,496	—	1,209,616
Benefit (provision) for income taxes	71,099	(412,301)	(49,214)	—	(390,416)
Equity in earnings from subsidiaries	949,090	51,956	—	(1,001,046)	—
Net earnings (including net earnings attributable to noncontrolling interests)	802,894	929,070	88,282	(1,001,046)	819,200
Less: Net earnings attributable to noncontrolling interests	—	—	16,306	—	16,306
Net earnings attributable to Lennar	$802,894	929,070	71,976	(1,001,046)	802,894
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(65)	—	(65)
Reclassification adjustments for gains included in net earnings	$—	—	(26)	—	(26)
Other comprehensive income attributable to Lennar	$802,894	929,070	71,885	(1,001,046)	802,803
Other comprehensive earnings attributable to noncontrolling interests	$—	—	16,306	—	16,306

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	7,023,678	1,452	—	7,025,130
Lennar Financial Services	—	161,145	315,123	(21,887)	454,381
Rialto	—	—	230,521	—	230,521
Lennar Multifamily	—	—	69,780	—	69,780
Total revenues	—	7,184,823	616,876	(21,887)	7,779,812
Cost and expenses:
Lennar Homebuilding	—	5,961,062	9,444	(8,477)	5,962,029
Lennar Financial Services	—	153,975	233,162	(12,894)	374,243
Rialto	—	—	249,114	—	249,114
Lennar Multifamily	—	—	95,227	—	95,227
Corporate general and administrative	172,099	—	—	5,062	177,161
Total costs and expenses	172,099	6,115,037	586,947	(16,309)	6,857,774
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(4,140)	3,785	—	(355)
Lennar Homebuilding other income, net	254	4,726	2,762	(216)	7,526
Other interest expense	(5,794)	(36,551)	—	5,794	(36,551)
Rialto equity in earnings from unconsolidated entities	—	—	59,277	—	59,277
Rialto other income, net	—	—	3,395	—	3,395
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,454	—	14,454
Earnings (loss) before income taxes	(177,639)	1,033,821	113,602	—	969,784
Benefit (provision) for income taxes	61,818	(357,277)	(45,632)	—	(341,091)
Equity in earnings from subsidiaries	754,737	39,691	—	(794,428)	—
Net earnings (including net loss attributable to noncontrolling interests)	638,916	716,235	67,970	(794,428)	628,693
Less: Net loss attributable to noncontrolling interests	—	—	(10,223)	—	(10,223)
Net earnings attributable to Lennar	$638,916	716,235	78,193	(794,428)	638,916
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	130	—	130
Other comprehensive income attributable to Lennar	$638,916	716,235	78,323	(794,428)	639,046
Other comprehensive loss attributable to noncontrolling interests	$—	—	(10,223)	—	(10,223)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$911,844	1,007,795	125,259	(1,131,807)	913,091
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(1,083,418)	(231,877)	(221,799)	1,131,807	(405,287)
Net cash provided by (used in) operating activities	896,955	839,196	(96,540)	(1,131,807)	507,804
Cash flows from investing activities:
Proceeds from sale of operating properties	—	25,288	—	—	25,288
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(139,533)	36,962	—	(102,571)
Proceeds from sales of real estate owned	—	—	97,871	—	97,871
Receipts of principal payments on loans receivable and other	—	—	84,433	—	84,433
Originations of loans receivable	—	—	(56,507)	—	(56,507)
Purchases of commercial mortgage-backed securities bonds	—	—	(42,436)	—	(42,436)
Other	(11,709)	(56,627)	(23,579)	—	(91,915)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	34,000	—	(74,000)	—
Intercompany	(787,185)	—	—	787,185	—
Net cash provided by (used in) investing activities	(758,894)	(136,872)	96,744	713,185	(85,837)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	116	107,349	—	107,465
Proceeds from senior notes and debt issuance costs	495,974	—	(1,690)	—	494,284
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(234,028)	—		—	(234,028)
Principal payments on Rialto notes payable including structured notes	—	—	(39,026)	—	(39,026)
Net payments on other borrowings	—	(165,463)	(8,342)	—	(173,805)
Net payments related to noncontrolling interests	—	—	(127,057)	—	(127,057)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	19,471	—	—	—	19,471
Repurchases	(19,902)	—	—	—	(19,902)
Dividends	(35,324)	(1,047,795)	(158,012)	1,205,807	(35,324)
Intercompany	—	551,840	235,345	(787,185)	—
Net cash provided by (used in) financing activities	(16,770)	(661,302)	8,567	418,622	(250,883)
Net increase in cash and cash equivalents	121,291	41,022	8,771	—	171,084
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$697,112	377,070	255,347	—	1,329,529

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$802,894	929,070	88,282	(1,001,046)	819,200
Distributions of earnings from guarantor and non-guarantor subsidiaries	949,090	51,956	—	(1,001,046)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(782,575)	(861,284)	(596,033)	1,001,046	(1,238,846)
Net cash provided by (used in) operating activities	969,409	119,742	(507,751)	(1,001,046)	(419,646)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	73,732	—	—	73,732
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(90,267)	(5,674)	—	(95,941)
Proceeds from sales of real estate owned	—	—	155,295	—	155,295
Receipts of principal payments on loans receivable and other	—	—	28,389	—	28,389
Originations of loans receivable	—	—	(78,703)	—	(78,703)
Other	(5,988)	(96,180)	(78,997)	—	(181,165)
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	115,050	—	(230,050)	—
Intercompany	(1,514,775)	—	—	1,514,775	—
Net cash provided by (used in) investing activities	(1,405,763)	2,335	20,310	1,284,725	(98,393)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	—	366,290	—	366,290
Proceeds from senior notes and debt issuance costs	1,137,826	—	(2,986)	—	1,134,840
Redemption of senior notes	(500,000)	—	—	—	(500,000)
Conversions and exchanges of convertible senior notes	(212,107)	—	—	—	(212,107)
Principal payments on Rialto notes payable including structured notes	—	—	(58,923)	—	(58,923)
Net payments on other borrowings	—	(156,490)	—	—	(156,490)
Net payments related to noncontrolling interests	—	—	(132,078)	—	(132,078)
Excess tax benefits from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,405	—	—	—	9,405
Repurchases	(23,188)	—	—	—	(23,188)
Dividends	(33,192)	(1,044,070)	(187,026)	1,231,096	(33,192)
Intercompany	—	1,161,617	353,158	(1,514,775)	—
Net cash provided by (used in) financing activities	378,857	(38,943)	338,435	(283,679)	394,670
Net increase (decrease) in cash and cash equivalents	(57,497)	83,134	(149,006)	—	(123,369)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$575,821	336,048	246,576	—	1,158,445

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2014

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$638,916	716,235	67,970	(794,428)	628,693
Distributions of earnings from guarantor and non-guarantor subsidiaries	754,737	39,691	—	(794,428)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(583,119)	(1,108,430)	(520,060)	794,428	(1,417,181)
Net cash provided by (used in) operating activities	810,534	(352,504)	(452,090)	(794,428)	(788,488)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	43,937	—	—	43,937
Distributions of capital from unconsolidated entities, net of investments in and contributions to	—	63,990	55,533	—	119,523
Proceeds from sales of real estate owned	—	—	269,698	—	269,698
Receipts of principal payments on loans receivable, net	—	—	24,019	—	24,019
Other	(2,347)	19,027	(35,498)	—	(18,818)
Distributions of capital from guarantor and non-guarantor subsidiaries	232,200	65,200	—	(297,400)	—
Intercompany	(1,515,367)	—	—	1,515,367	—
Net cash provided by (used in) investing activities	(1,285,514)	192,154	313,752	1,217,967	438,359
Cash flows from financing activities:
Net repayments under warehouse facilities	—	—	389,535	—	389,535
Net proceeds from senior notes and structured notes	843,300	—	196,180	—	1,039,480
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Principal payments on Rialto notes payable	—	—	(75,879)	—	(75,879)
Net payments on other borrowings	—	(241,539)	(23,750)	—	(265,289)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,540)	—	—	(1,540)
Net payments related to noncontrolling interests	—	—	(142,766)		(142,766)
Excess tax benefits from share-based awards	7,497	—	—	—	7,497
Common stock:
Issuances	13,599	—	—	—	13,599
Repurchases	(20,424)	—	—	—	(20,424)
Dividends	(32,775)	(781,435)	(310,393)	1,091,828	(32,775)
Intercompany	—	1,285,786	229,581	(1,515,367)	—
Net cash provided by financing activities	561,197	261,272	262,508	(423,539)	661,438
Net increase in cash and cash equivalents	86,217	100,922	124,170	—	311,309
Cash and cash equivalents at beginning of period	547,101	151,992	271,412	—	970,505
Cash and cash equivalents at end of period	$633,318	252,914	395,582	—	1,281,814

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2016
Revenues	$1,993,664	2,745,815	2,833,894	3,376,626
Gross profit from sales of homes	$398,946	561,523	551,676	683,519
Earnings before income taxes	$201,693	327,839	339,558	461,379
Net earnings attributable to Lennar	$144,080	218,469	235,842	313,453
Earnings per share:
Basic	$0.68	1.01	1.04	1.37
Diluted	$0.63	0.95	1.01	1.34
2015
Revenues	$1,644,139	2,392,604	2,491,698	2,945,567
Gross profit from sales of homes	$324,772	495,854	531,362	651,066
Earnings before income taxes	$176,643	279,810	320,658	432,505
Net earnings attributable to Lennar	$114,963	183,016	223,312	281,603
Earnings per share:
Basic	$0.56	0.89	1.07	1.34
Diluted	$0.50	0.79	0.96	1.21

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2016. The effectiveness of our internal control over financial reporting as of November 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2016 of the Company and our report dated January 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 20, 2017

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Corporate Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2017 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2017 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2017 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2016:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(1)
Equity compensation plans approved by stockholders	38,075	$45.83	13,797,140
Equity compensation plans not approved by stockholders	—	—	—
Total	38,075	$45.83	13,797,140

(1)	Both shares of Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2017 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2017 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	132
Schedule II—Valuation and Qualifying Accounts	133
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

2.3
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, as amended and restated as of May 2, 2016, by and among Five Point Holdings, Inc., Newhall Holding Company, LLC, Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, UST Lennar HW Scala SF Joint Venture, HPSCP Opportunities, L.P., Heritage Fields LLC, LenFive, LLC, MSD Heritage Fields, LLC, FPC-HF Venture I, LLC, Heritage Fields Capital Co-Investor Member LLC, LNR HF II, LLC, Five Point Communities Management, Inc., Five Point Communities, LP, Lennar Homes of California, Inc. and Emile Haddad - Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated May 2, 2016.

2.4
Agreement and Plan of Merger among WCI Communities, Inc., Lennar Corporation, Marlin Green Corp., and Marlin Blue LLC Dated September 22, 2016 - Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated September 22, 2016.

3.1
Restated Certificate of Incorporation of the Company, dated January 14, 2015 - Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

3.2	Bylaws of the Company, as amended effective October 3, 2013 - Incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, dated October 4, 2013.

4.1
Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as trustee - Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2
Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017) - Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

4.3
Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 6.95% Senior Notes due 2018) - Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-167622, filed with the Commission on June 18, 2010.

4.4
Indenture, dated July 20, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.75% Senior Notes due 2017) - Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-183755, filed with the Commission on September 6, 2012.

4.5
Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022) - Incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2012.

4.6
Indenture, dated February 4, 2013, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.125% Senior Notes due 2018) - Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the quarter ended February 28, 2013.

4.7
Eighth Supplemental Indenture, dated as of February 12, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, dated February 13, 2014.

4.8
Ninth Supplemental Indenture, dated as of November 25, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, dated November 25, 2014.

4.9
Tenth Supplemental Indenture, dated as of April 28, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2025 - Incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K, dated April 29, 2015.

4.10
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 6, 2015.

4.11
Twelfth Supplemental Indenture, dated as of March 4, 2016, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2021 - Incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K, dated March 4, 2016.

10.1*	Lennar Corporation 2007 Equity Incentive Plan, as amended effective January 12, 2012 - Incorporated by reference to Exhibit 1 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.2*	Lennar Corporation 2012 Incentive Compensation Plan - Incorporated by reference to Exhibit 2 of the Company’s Proxy Statement on Schedule 14A dated March 2, 2012.

10.3*	Lennar Corporation Nonqualified Deferred Compensation Plan - Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.4*	Lennar Corporation 2016 Equity Incentive Plan - Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 2, 2016.

10.5*	Lennar Corporation 2016 Incentive Compensation Plan - Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 2, 2016.

10.6*
Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller -Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.7*
Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller - Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.8
Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, between U.S. Home Corporation and Stuart Miller - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 18, 2009.

10.9*
Aircraft Time-Sharing Agreement, dated January 26, 2011, between U.S. Home Corporation and Richard Beckwitt -Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

10.10
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC. - Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.11
Third Amended and Restated Credit Agreement, dated as of April 17, 2015, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents therein - Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, dated April 20, 2015.

10.12
Third Amended and Restated Guarantee Agreement, dated as of April 17, 2015, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated April 20, 2015.

10.13
Fourth Amended and Restated Credit Agreement, dated as of June 24, 2016, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents therein - Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated June 24, 2016.

10.14
Fourth Amended and Restated Guarantee Agreement, dated as of June 24, 2016, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated June 24, 2016.

10.15
Indenture, dated November 14, 2013, among Rialto Holdings, LLC, Rialto Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, including the form of 7.000% Senior Notes due 2018 - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated November 14, 2013.

10.16*
2015 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana - Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

10.17*
2016 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana - Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

10.18*	2017 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana.**

10.19
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee -Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

10.20
Amendment, dated February 12, 2015, to Amended and Restated Aircraft Dry Lease Agreement, dated December 1, 2008, among Lennar Aircraft I, LLC, U.S. Home Corporation and Stuart Miller - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

21	List of subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.**

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce Gross.**

32	Section 1350 Certifications of Stuart Miller and Bruce Gross.**

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2016, filed on January 20, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Chief Executive Officer and Director
Date:	January 20, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart Miller	/S/ STUART MILLER
Chief Executive Officer and Director	Date:	January 20, 2017

Principal Financial Officer:

Bruce Gross	/S/ BRUCE GROSS
Vice President and Chief Financial Officer	Date:	January 20, 2017

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 20, 2017

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 20, 2017

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 20, 2017

Theron I. ("Tig") Gilliam, Jr.	/s/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 20, 2017

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 20, 2017

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 20, 2017

Teri McClure	/S/ TERI MCCLURE
	Date:	January 20, 2017

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 20, 2017

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2016 and 2015, and for each of the three years in the period ended November 30, 2016, and the Company’s internal control over financial reporting as of November 30, 2016, and have issued our reports thereon dated January 20, 2017; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 20, 2017

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2016, 2015 and 2014

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$768	125	(88)	(477)	328
Allowance for loan losses and loans receivable	$39,486	18,818	—	(24,729)	33,575
Allowance against net deferred tax assets	$5,945	—	—	(172)	5,773
Year ended November 30, 2015
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,257	370	(2,528)	(331)	768
Allowance for loan losses and loans receivable	$62,104	11,465	—	(34,083)	39,486
Allowance against net deferred tax assets	$8,029	—	—	(2,084)	5,945
Year ended November 30, 2014
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,067	207	323	(340)	3,257
Allowance for loan losses and loans receivable	$24,687	57,207	—	(19,790)	62,104
Allowance against net deferred tax assets	$12,706	—	—	(4,677)	8,029