Form 10-Q
period 2017-02-28
LENNAR CORP /NEW/
filed 2017-04-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of March 31, 2017:
Class A 203,159,885
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2017 (1)	2016 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$640,816	1,050,138
Restricted cash	12,850	5,977
Receivables, net	81,299	106,976
Inventories:
Finished homes and construction in progress	4,672,246	3,951,716
Land and land under development	5,640,275	5,106,191
Consolidated inventory not owned	156,155	121,019
Total inventories	10,468,676	9,178,926
Investments in unconsolidated entities	910,084	811,723
Goodwill	143,298	—
Other assets	902,347	651,028
	13,159,370	11,804,768
Rialto	1,228,874	1,276,210
Lennar Financial Services	1,231,708	1,754,672
Lennar Multifamily	610,161	526,131
Total assets	$16,230,113	15,361,781

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of February 28, 2017, total assets include $651.1 million related to consolidated VIEs of which $9.5 million is included in Lennar Homebuilding cash and cash equivalents, $0.1 million in Lennar Homebuilding receivables, net, $72.4 million in Lennar Homebuilding finished homes and construction in progress, $177.5 million in Lennar Homebuilding land and land under development, $156.2 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $16.4 million in Lennar Homebuilding other assets, $173.2 million in Rialto assets and $41.2 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2017 (2)	2016 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$473,802	478,546
Liabilities related to consolidated inventory not owned	153,445	110,006
Senior notes and other debts payable	5,778,306	4,575,977
Other liabilities	994,766	841,449
	7,400,319	6,005,978
Rialto	680,120	707,980
Lennar Financial Services	788,339	1,318,283
Lennar Multifamily	105,560	117,973
Total liabilities	8,974,338	8,150,214
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2017 and November 30, 2016 - 300,000,000 shares; Issued: February 28, 2017 - 204,113,406 shares and November 30, 2016 - 204,089,447 shares	20,411	20,409
Class B common stock of $0.10 par value; Authorized: February 28, 2017 and November 30, 2016 - 90,000,000 shares; Issued: February 28, 2017 - 32,982,815 shares and November 30, 2016 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,855,793	2,805,349
Retained earnings	4,334,936	4,306,256
Treasury stock, at cost; February 28, 2017 - 951,887 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2016 - 917,447 shares of Class A common stock and 1,679,620 shares of Class B common stock	(109,048)	(108,961)
Accumulated other comprehensive income (loss)	663	(309)
Total stockholders’ equity	7,106,053	7,026,042
Noncontrolling interests	149,722	185,525
Total equity	7,255,775	7,211,567
Total liabilities and equity	$16,230,113	15,361,781

(2)
As of February 28, 2017, total liabilities include $170.1 million related to consolidated VIEs as to which there was no recourse against the Company, of which $4.2 million is included in Lennar Homebuilding accounts payable, $153.4 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $2.9 million in Lennar Homebuilding other liabilities and $9.6 million in Rialto liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
Revenues:
Lennar Homebuilding	$2,018,694	1,786,481
Lennar Financial Services	148,043	123,956
Rialto	82,006	43,711
Lennar Multifamily	88,685	39,516
Total revenues	2,337,428	1,993,664
Costs and expenses:
Lennar Homebuilding	1,801,561	1,568,205
Lennar Financial Services	127,379	109,025
Rialto	66,913	42,907
Lennar Multifamily	92,649	47,020
Corporate general and administrative	60,699	47,668
Total costs and expenses	2,149,201	1,814,825
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(11,534)	3,000
Lennar Homebuilding other income (expense), net	5,739	(638)
Lennar Homebuilding loss due to litigation accrual	(140,000)	—
Rialto equity in earnings from unconsolidated entities	722	1,497
Rialto other expense, net	(16,658)	(691)
Lennar Multifamily equity in earnings from unconsolidated entities	23,147	19,686
Earnings before income taxes	49,643	201,693
Provision for income taxes	(19,969)	(56,241)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	29,674	145,452
Less: Net earnings (loss) attributable to noncontrolling interests	(8,406)	1,372
Net earnings attributable to Lennar	$38,080	144,080
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	972	(437)
Other comprehensive income attributable to Lennar	$39,052	143,643
Other comprehensive income (loss) attributable to noncontrolling interests	$(8,406)	1,372
Basic earnings per share	$0.16	0.68
Diluted earnings per share	$0.16	0.63
Cash dividends per each Class A and Class B common share	$0.04	0.04

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$29,674	145,452
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,743	10,077
Amortization of discount/premium and accretion on debt, net	3,132	4,777
Equity in earnings from unconsolidated entities	(12,335)	(24,183)
Distributions of earnings from unconsolidated entities	31,949	27,207
Share-based compensation expense	12,505	11,142
Excess tax benefits from share-based awards	(1,953)	(7,029)
Deferred income tax (benefit) expense	(36,229)	43,402
Unrealized and realized gains on real estate owned	(1,698)	(7,230)
Impairments of loans receivable and real estate owned	25,484	5,976
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and other assets	1,930	1,164
Changes in assets and liabilities:
Decrease in restricted cash	10,842	19,958
Decrease in receivables	264,714	262,453
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(601,711)	(677,078)
Decrease (increase) in other assets	12,846	(9,825)
Decrease in loans held-for-sale	339,492	228,316
Decrease in accounts payable and other liabilities	(11,061)	(250,466)
Net cash provided by (used in) operating activities	79,324	(215,887)
Cash flows from investing activities:
Net additions of operating properties and equipment	(25,785)	(18,453)
Investments in and contributions to unconsolidated entities	(151,706)	(103,971)
Distributions of capital from unconsolidated entities	39,961	69,356
Proceeds from sales of real estate owned	24,215	20,256
Improvements to real estate owned	157	(1,194)
Purchases of real estate owned	(100)	—
Receipts of principal payments on loans receivable and other	1,972	2,725
Originations of loans receivable	(9,330)	(10,046)
Purchases of commercial mortgage-backed securities bonds	(40,357)	(23,078)
Acquisition, net of cash acquired	(596,172)	(600)
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(2,025)	766
Purchases of Lennar Financial Services investment securities	(12,204)	(6,968)
Proceeds from maturities/sales of Lennar Financial Services investments securities	5,292	4,621
Net cash used in investing activities	$(766,082)	(66,586)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$250,000	500,000
Net repayments under warehouse facilities	(543,356)	(395,233)
Proceeds from senior notes	600,000	—
Debt issuance costs	(10,848)	(684)
Conversions and exchanges on convertible senior notes	—	(162,852)
Proceeds from Rialto notes payable	35,460	—
Principal payments on Rialto notes payable	(2,971)	(669)
Proceeds from other borrowings	7,395	6,763
Principal payments on other borrowings	(16,242)	(59,146)
Receipts related to noncontrolling interests	153	65
Payments related to noncontrolling interests	(25,871)	(42,015)
Excess tax benefits from share-based awards	1,953	7,029
Common stock:
Issuances	99	—
Repurchases	(83)	(219)
Dividends	(9,400)	(8,552)
Net cash provided by (used in) financing activities	286,289	(155,513)
Net decrease in cash and cash equivalents	(400,469)	(437,986)
Cash and cash equivalents at beginning of period	1,329,529	1,158,445
Cash and cash equivalents at end of period	$929,060	720,459
Summary of cash and cash equivalents:
Lennar Homebuilding	$640,816	510,878
Rialto	162,513	112,305
Lennar Financial Services	119,308	91,214
Lennar Multifamily	6,423	6,062
	$929,060	720,459
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$25,315	19,248
Non-cash increase in consolidated inventory not owned	$115,000	—
Purchases of inventories and other assets financed by sellers	$80,919	20,714
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$70	5,183
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	14,923
Investments in unconsolidated entities	$—	(2,445)
Noncontrolling interests	$—	(12,478)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2017 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications/Revisions
As a result of the Company's change in reportable segments during fiscal year 2016, the Company restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2017 presentation (see Note 3). In addition, certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2017 presentation. These reclassifications had no impact on the Company's condensed consolidated financial statements.

(2)	Business Acquisition
On February 10, 2017, the Company acquired WCI Communities, Inc. ("WCI") a luxury homebuilder of single and multi-family homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI stockholders received $642.6 million in cash. The cash consideration was funded primarily from working capital and from proceeds from the issuance of 4.125% senior notes due 2022 (see Note 12).
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The following table summarizes the provisional purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition, which are subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805. The purchase price allocation is provisional pending completion of the fair value analysis of acquired assets and liabilities assumed:

(In thousands)
Assets:
Cash and cash equivalents, restricted cash and receivables, net	$42,079
Inventories	621,008
Intangible assets (1)	48,000
Goodwill (2)	163,298
Deferred tax assets, net	87,326
Other assets	66,173
Total assets	1,027,884
Liabilities:
Accounts payable	26,735
Senior notes and other debts payable	282,804
Other liabilities	75,723
Total liabilities	385,262
Total purchase price	$642,622

(1)	Intangible assets include non-compete agreements and a trade name. The amortization period for these intangible assets is up to one year for the non-compete agreements and 20 years for the trade name.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of purchasing and other synergies resulting from the merger, expected production, savings in corporate and division overhead costs and expected expanded opportunities for growth through a higher-end more luxurious product, greater presence in the state of Florida and customer diversity. The provisional amount of goodwill allocated to the Company's Homebuilding East segment was $143.3 million and to the Lennar Financial Services segment was $20.0 million. These provisional amounts were based on the relative fair value of each acquired reporting unit in accordance with ASC 350, Intangibles-Goodwill and Other.

Lennar Homebuilding revenue and net earnings attributable to Lennar for the three months ended February 28, 2017 included $19.5 million of home sales revenue and $8.9 million of a pre-tax loss from WCI from the date of acquisition to February 28, 2017, which included transaction expenses of $11.0 million comprised mainly of severance costs. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses within the accompanying condensed consolidated statement of operations for the three months ended February 28, 2017. The pro-forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

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
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses and loss due to litigation accrual of the segment.
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida includes the financial information related to WCI from the date of acquisition (February 10, 2017) to February 28, 2017.
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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance ("RMF") business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – "Summary of Significant Accounting Policies" to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2016. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Homebuilding East (1)	$4,791,376	3,512,990
Homebuilding Central	2,070,652	1,993,403
Homebuilding West	4,606,982	4,318,924
Homebuilding Other	900,876	907,523
Rialto	1,228,874	1,276,210
Lennar Financial Services	1,231,708	1,754,672
Lennar Multifamily	610,161	526,131
Corporate and unallocated	789,484	1,071,928
Total assets	$16,230,113	15,361,781
Lennar Homebuilding goodwill (2)	$143,298	—
Rialto goodwill	$5,396	5,396
Lennar Financial Services goodwill (2)	$59,838	39,838

(1)	Homebuilding East segment includes the provisional fair values of homebuilding assets acquired as part of the WCI acquisition.

(2)
In connection with the WCI acquisition, the Company allocated $143.3 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment. These amounts are provisional pending completion of the fair value analysis of acquired assets and liabilities.

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues:
Homebuilding East	$767,726	659,054
Homebuilding Central	516,181	413,840
Homebuilding West	552,798	551,339
Homebuilding Other	181,989	162,248
Lennar Financial Services	148,043	123,956
Rialto	82,006	43,711
Lennar Multifamily	88,685	39,516
Total revenues (1)	$2,337,428	1,993,664
Operating earnings (loss):
Homebuilding East (2)	($55,709)	84,706
Homebuilding Central	52,858	33,195
Homebuilding West	53,360	88,834
Homebuilding Other	20,829	13,903
Lennar Financial Services	20,664	14,931
Rialto	(843)	1,610
Lennar Multifamily	19,183	12,182
Total operating earnings	110,342	249,361
Corporate general and administrative expenses	60,699	47,668
Earnings before income taxes	$49,643	201,693

(1)
Total revenues were net of sales incentives of $123.5 million ($22,700 per home delivered) for the three months ended February 28, 2017, compared to $103.7 million ($21,600 per home delivered) for the three months ended February 29, 2016.

(2)	Homebuilding East operating loss for the three months ended February 28, 2017 included a $140 million loss on litigation accrual (see Note 17).

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues	$46,136	99,726
Costs and expenses	79,066	97,200
Net earnings (loss) of unconsolidated entities	$(32,930)	2,526
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(11,534)	3,000

For the three months ended February 28, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company’s share of net operating losses from its unconsolidated entities. The operating losses from the Company's unconsolidated entities were primarily driven by general and administrative expenses, as there were not sufficient land sale transactions to offset those expenses during the three months ended February 28, 2017.
For the three months ended February 29, 2016, Lennar Homebuilding equity in earnings included $6.0 million of equity in earnings from one of the Company's unconsolidated entities primarily due to sales of approximately 220 homesites to third parties.
Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$436,872	221,334
Inventories	3,977,388	3,889,795
Other assets	982,702	1,334,116
	$5,396,962	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$711,107	791,245
Debt (1)	770,587	888,664
Equity	3,915,268	3,765,336
	$5,396,962	5,445,245

(1)	Debt presented above is net of debt issuance costs of $6.1 million and $4.2 million, as of February 28, 2017 and November 30, 2016, respectively.
On May 2, 2016 (the "Closing Date"), the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and may be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by Lennar and its venture partner. The transactions did not have a material impact to the Company’s financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, the Company recorded $42.6 million of its share of combination costs and operational net losses in equity in loss from unconsolidated entities on the consolidated statement of operations.
As of February 28, 2017 and November 30, 2016, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $910.1 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2017 and November 30, 2016 was $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.

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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$72,162	48,945
Non-recourse land seller debt and other debt (1)	3,995	323,995
Non-recourse debt with completion guarantees	298,319	147,100
Non-recourse debt without completion guarantees	325,115	320,372
Non-recourse debt to the Company	699,591	840,412
The Company’s maximum recourse exposure (2)	77,119	52,438
Debt issuance costs	(6,123)	(4,186)
Total debt	$770,587	888,664
The Company’s maximum recourse exposure as a % of total JV debt	10%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of the Company's unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)	As of February 28, 2017, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt.
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
As of both February 28, 2017 and November 30, 2016, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2017, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2017 and February 29, 2016:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	29,674	—	—	—	—	—	38,080	(8,406)
Employee stock and directors plans	72	2	—	157	(87)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,515	—	—	35,515	—	—	—	—
Amortization of restricted stock	12,505	—	—	12,505	—	—	—	—
Cash dividends	(9,400)	—	—	—	—	—	(9,400)	—
Receipts related to noncontrolling interests	153	—	—	—	—	—	—	153
Payments related to noncontrolling interests	(25,871)	—	—	—	—	—	—	(25,871)
Non-cash activity related to noncontrolling interests	588	—	—	2,267	—	—	—	(1,679)
Other comprehensive income, net of tax	972	—	—	—	—	972	—	—
Balance at February 28, 2017	$7,255,775	20,411	3,298	2,855,793	(109,048)	663	4,334,936	149,722

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	145,452	—	—	—	—	—	144,080	1,372
Employee stock and directors plans	(194)	—	—	29	(223)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	—	360	—	(360)	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	25,131	—	—	25,131	—	—	—	—
Amortization of restricted stock	11,142	—	—	11,142	—	—	—	—
Cash dividends	(8,552)	—	—	—	—	—	(8,552)	—
Receipts related to noncontrolling interests	65	—	—	—	—	—	—	65
Payments related to noncontrolling interests	(42,015)	—	—	—	—	—	—	(42,015)
Non-cash consolidations, net	12,478							12,478
Non-cash activity related to noncontrolling interests	307	—	—	—	—	—	—	307
Other comprehensive loss, net of tax	(437)	—	—	—	—	(437)	—	—
Balance at February 29, 2016	$6,093,449	18,426	3,298	2,341,502	(107,978)	(398)	3,565,264	273,335

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2017	2016
Provision for income taxes	$(19,969)	(56,241)
Effective tax rate (1)	34.40%	28.08%

(1)
For the three months ended February 28, 2017, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. For the three months ended February 29, 2016, the effective tax rate included tax benefits for (1) a settlement with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense.

As of February 28, 2017 and November 30, 2016, the Company's deferred tax assets, net included in the condensed consolidated balance sheets were $424.2 million and $277.4 million, respectively. As of February 28, 2017, the Company's deferred tax assets, net included the provisional amount of $87.3 million related to the WCI acquisition.
At both February 28, 2017 and November 30, 2016, the Company had $12.3 million of gross unrecognized tax benefits.
At February 28, 2017, the Company had $46.8 million accrued for interest and penalties, of which $0.8 million was accrued during the three months ended February 28, 2017. At November 30, 2016, the Company had $46.0 million accrued for interest and penalties.

(7)	Earnings Per Share
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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands, except per share amounts)	2017	2016
Numerator:
Net earnings attributable to Lennar	$38,080	144,080
Less: distributed earnings allocated to nonvested shares	112	89
Less: undistributed earnings allocated to nonvested shares	278	1,420
Numerator for basic earnings per share	37,690	142,571
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	339	202
Plus: interest on 3.25% convertible senior notes due 2021	—	1,982
Plus: undistributed earnings allocated to convertible shares	—	1,420
Less: undistributed earnings reallocated to convertible shares	—	1,325
Numerator for diluted earnings per share	$37,351	144,446
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	232,194	210,292
Effect of dilutive securities:
Share-based payments	2	4
Convertible senior notes	—	18,620
Denominator for diluted earnings per share - weighted average common shares outstanding	232,196	228,916
Basic earnings per share	$0.16	0.68
Diluted earnings per share	$0.16	0.63

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For both the three months ended February 28, 2017 and February 29, 2016, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$119,308	123,964
Restricted cash	10,380	17,053
Receivables, net (1)	141,941	409,528
Loans held-for-sale (2)	682,029	939,405
Loans held-for-investment, net	32,180	30,004
Investments held-to-maturity	48,104	41,991
Investments available-for-sale (3)	55,841	53,570
Goodwill (4)	59,838	39,838
Other (5)	82,087	99,319
	$1,231,708	1,754,672
Liabilities:
Notes and other debts payable	$560,275	1,077,228
Other (6)	228,064	241,055
	$788,339	1,318,283

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2017 and November 30, 2016, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of February 28, 2017, goodwill included $20.0 million of goodwill related to the WCI acquisition. The amount provided herein is provisional, pending completion of the fair value analysis of WCI's acquired assets and liabilities assumed. See Note 2.

(5)
As of February 28, 2017 and November 30, 2016, other assets included mortgage loan commitments carried at fair value of $13.7 million and $7.4 million, respectively, and mortgage servicing rights carried at fair value of $26.5 million and $23.9 million, respectively. In addition, other assets also included forward contracts carried at fair value of $26.5 million as of November 30, 2016.

(6)
As of February 28, 2017 and November 30, 2016, other liabilities included $57.5 million and $57.4 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $1.7 million as of February 28, 2017.

At February 28, 2017, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2017	$400,000
364-day warehouse repurchase facility that matures September 2017	300,000
364-day warehouse repurchase facility that matures December 2017 (1)	400,000
Total	$1,100,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $560.0 million and $1.1 billion at February 28, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $582.0 million and $1.1 billion at February 28, 2017 and November 30, 2016, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Loan origination liabilities, beginning of period	$24,905	19,492
Provision for losses	878	788
Payments/settlements	(780)	(172)
Loan origination liabilities, end of period	$25,003	20,108

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$162,513	148,827
Restricted cash (1)	5,630	9,935
Receivables, net (2)	209,025	204,518
Loans held-for-sale (3)	44,939	126,947
Loans receivable, net	106,476	111,608
Real estate owned, net	208,793	243,703
Investments in unconsolidated entities	235,066	245,741
Investments held-to-maturity	112,216	71,260
Other	144,216	113,671
	$1,228,874	1,276,210
Liabilities:
Notes and other debts payable (4)	$626,042	622,335
Other	54,078	85,645
	$680,120	707,980

(1)
Restricted cash primarily consists of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily related to loans sold but not settled as of February 28, 2017 and November 30, 2016.

(3)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value.

(4)
As of February 28, 2017 and November 30, 2016, notes and other debts payable primarily included $348.9 million and $348.7 million, respectively, related to Rialto's 7.00% senior notes due 2018, and $197.1 million and 223.5 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the three months ended February 28, 2017, RMF originated loans with a total principal balance of $403.7 million of which $394.3 million were recorded as loans held-for-sale and $9.3 million were recorded as accrual loans within loans receivable, net, and sold $477.7 million of loans into three separate securitizations. During the three months ended February 29, 2016, RMF originated loans with a total principal balance of $315.3 million of which $305.8 million were recorded as loans held-for-sale and $9.5 million as accrual loans within loans receivables, net, and sold $380.2 million of loans into two separate securitizations. As of February 28, 2017 and November 30, 2016, originated loans with an unpaid principal balance of $195.8 million and $199.8 million, respectively, were sold into a securitization trust but not settled and thus were included as receivables, net.
FDIC Portfolios
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts.
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement (“Operating Agreement”). As a result, Rialto has 150 days to liquidate and sell the assets in the FDIC Portfolios in accordance with the Operating Agreement. After July 10, 2017, the FDIC can, at its discretion, sell any remaining assets. At February 28, 2017, the consolidated LLCs had total combined assets of $173.2 million, which primarily included $116.7 million of real estate owned, net and $32.0 million of loans receivable, net.
Warehouse Facilities
At February 28, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures April 2017 (1)	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,050,000

(1)	Rialto has the option of a six month extension of the warehouse repurchase facility.

(2)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million as of both February 28, 2017 and November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $153.8 million and $180.2 million as of February 28, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature.
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

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2017	February 28, 2017	November 30, 2016
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$49,445	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	90,837	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	22,655	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,222	50,519
Rialto Real Estate Fund III	2015	1,625,605	182,909	100,000	9,805	11,559	9,093
Rialto Credit Partnership, LP	2016	220,000	88,730	19,999	8,066	8,243	5,794
Other investments						2,105	2,384
						$235,066	245,741

During the three months ended February 28, 2017 and February 29, 2016, Rialto received $0.9 million and $4.9 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, Rialto received $10.0 million of distributions with regard to its carried interest in Rialto Real Estate Fund, LP. These distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to carried interest distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in a Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of a termination of employment.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$150,154	230,229
Loans receivable	418,802	406,812
Real estate owned	393,601	439,191
Investment securities	1,405,256	1,379,155
Investments in partnerships	430,844	398,535
Other assets	47,090	29,036
	$2,845,747	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$51,959	36,131
Notes payable (1)	557,712	532,264
Equity	2,236,076	2,314,563
	$2,845,747	2,882,958

(1)	Notes payable presented above are net of debt issuance costs of $2.9 million, as of both February 28, 2017 and November 30, 2016.

Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues	$57,156	44,296
Costs and expenses	28,001	20,899
Other income (expense), net (1)	327	(15,162)
Net earnings of unconsolidated entities	$29,482	8,235
Rialto equity in earnings from unconsolidated entities	$722	1,497

(1)	Other income (expense), net, included realized and unrealized gains (losses) on investments.
At February 28, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $112.2 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 78% with coupon rates ranging from 1.3% to 4.4%, stated and assumed final distribution dates between November 2020 and February 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2017 or February 29, 2016. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$6,423	6,600
Receivables (1)	64,388	58,929
Land under development	161,317	139,713
Investments in unconsolidated entities	346,767	318,559
Other assets	31,266	2,330
	$610,161	526,131
Liabilities:
Accounts payable and other liabilities	$105,560	117,973

(1)	Receivables primarily related to general contractor services and management fee income receivables due from unconsolidated entities as of February 28, 2017 and November 30, 2016, respectively.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both February 28, 2017 and November 30, 2016, the fair value of the completion guarantees was immaterial. Additionally, as of February 28, 2017 and November 30, 2016, the Lennar Multifamily segment had $18.3 million and $32.0 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of February 28, 2017 and November 30, 2016, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $665.5 million and $589.4 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three months ended February 28, 2017 and February 29, 2016, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.0 million and $8.1 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three months ended February 28, 2017 and February 29, 2016, the Lennar Multifamily segment provided general contractor services totaling $75.7 million and $31.4 million, respectively, which were partially offset by costs related to those services of $73.7 million and $30.6 million, respectively.
The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the three months ended February 28, 2017, $150.7 million in equity commitments were called, of which the Company contributed $33.9 million representing the Company's pro-rata portion of the called equity. During the three months ended February 28, 2017, the Company received no distributions as a return of capital from the Venture. As of February 28, 2017, $1.1 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $249.7 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $254.3 million. As of February 28, 2017 and November 30, 2016, the carrying value of the Company's investment in the Venture was $230.0 million and $198.2 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$57,975	43,658
Operating properties and equipment	2,415,610	2,210,627
Other assets	30,808	33,703
	$2,504,393	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$206,376	196,617
Notes payable (1)	649,034	577,085
Equity	1,648,983	1,514,286
	$2,504,393	2,287,988

(1)	Notes payable presented above are net of debt issuance costs of $16.5 million and $12.3 million, as of February 28, 2017 and November 30, 2016, respectively.
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues	$11,617	8,314
Costs and expenses	22,346	11,672
Other income, net	50,539	40,122
Net earnings of unconsolidated entities	$39,810	36,764
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$23,147	19,686

(1)
For the three months ended February 28, 2017, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $26.0 million share of gains as a result of the sale of two operating properties by its unconsolidated entities. For the three months ended February 29, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $20.4 million share of gain as a result of a sale of an operating property by one of its unconsolidated entities.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 28, 2017 and November 30, 2016 included $320.7 million and $460.5 million, respectively, of cash held in escrow for approximately 3 days.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2017	November 30, 2016
Unsecured revolving credit facility	$250,000	—
12.25% senior notes due 2017	399,095	398,232
4.75% senior notes due December 2017	398,665	398,479
6.95% senior notes due 2018	248,786	248,474
4.125% senior notes due December 2018	274,031	273,889
4.500% senior notes due 2019	498,176	498,002
4.50% senior notes due 2019	597,719	597,474
4.750% senior notes due 2021	496,743	496,547
6.875% senior notes due 2021 (1)	262,422	—
4.125% senior notes due 2022	595,272	—
4.750% senior notes due 2022	568,565	568,404
4.875% senior notes due December 2023	394,470	394,170
4.750% senior notes due 2025	496,338	496,226
Mortgage notes on land and other debt	298,024	206,080
	$5,778,306	4,575,977

(1)
The Company assumed the 6.875% senior notes due 2021 (the" 6.875% Senior Notes") as a result of the WCI acquisition. The 6.875% Senior Notes were recorded at fair value with a principal outstanding amount of $249.8 million and are callable beginning August 2017 at declining premiums until maturity.

The carrying amounts of the senior notes listed above are net of debt issuance costs of $25.1 million and $22.1 million, as of February 28, 2017 and November 30, 2016, respectively.
At February 28, 2017, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $1.8 billion. The maturity for $1.3 billion of the Credit Facility is in June 2020, with the remaining $160 million maturing in June 2018. As of February 28, 2017, the Credit Facility included a $298 million accordion feature, subject to additional commitments, with certain financial institutions. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at February 28, 2017. In addition, the Company had $320 million letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $290.6 million and $270.8 million, respectively, at February 28, 2017 and November 30, 2016. The Company’s financial letters of credit outstanding were $141.1 million and $210.3 million, at February 28, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2017, the Company had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2017, there were approximately $530.3 million, or 45%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In January 2017, the Company issued $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were $595.2 million. The Company used the net proceeds from the sales of the 4.125% Senior Notes to fund a portion of the cash consideration for the Company's acquisition of WCI and to pay for costs and expenses related to this acquisition as well as for general corporate purposes. Interest on the 4.125% Senior Notes is due semi-annually beginning July 15, 2017. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Warranty reserve, beginning of period	$135,403	130,853
Warranties issued	20,720	17,573
Adjustments to pre-existing warranties from changes in estimates (1)	2,346	(620)
Warranties assumed related to the WCI acquisition	6,345	—
Payments	(25,827)	(23,073)
Warranty reserve, end of period	$138,987	124,733

(1)
The adjustments to pre-existing warranties from changes in estimates during both the three months ended February 28, 2017 and February 29, 2016 primarily related to specific claims related to certain of our homebuilding communities and other adjustments.

(14)	Share-Based Payments
During both the three months ended February 28, 2017 and February 29, 2016, the Company granted an immaterial number of nonvested shares. Compensation expense related to the Company’s nonvested shares for the three months ended February 28, 2017 and February 29, 2016 was $12.5 million and $11.1 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2017 and November 30, 2016, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2017		November 30, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$106,476	107,801	111,608	113,747
Investments held-to-maturity	Level 3	$112,216	111,808	71,260	69,992
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$32,180	30,921	30,004	31,233
Investments held-to-maturity	Level 2	$48,104	48,188	41,991	42,058
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,778,306	5,950,831	4,575,977	4,669,643
Rialto notes and other debts payable	Level 2	$626,042	623,835	622,335	646,366
Lennar Financial Services notes and other debts payable	Level 2	$560,275	560,275	1,077,228	1,077,228

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at February 28, 2017	Fair Value at November 30, 2016
Rialto Financial Assets:
Loans held-for-sale (1)	Level 3	$44,939	126,947
Credit default swaps (2)	Level 2	$2,432	2,863
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 2	$119	6
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (4)	Level 2	$682,029	939,405
Investments available-for-sale	Level 1	$55,841	53,570
Mortgage loan commitments	Level 2	$13,657	7,437
Forward contracts	Level 2	$(1,747)	26,467
Mortgage servicing rights	Level 3	$26,497	23,930

(1)
The aggregate fair value of Rialto loans held-for-sale of $44.9 million at February 28, 2017 exceeds their aggregate principal balance of $44.2 million by $0.7 million. The aggregate fair value of loans held-for-sale of $126.9 million at November 30, 2016 was below their aggregate principal balance of $127.8 million by $0.9 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)	Rialto's interest rate swaps and swap futures are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $682.0 million at February 28, 2017 exceeds their aggregate principal balance of $660.3 million by $21.7 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $939.4 million at November 30, 2016 exceeded their aggregate principal balance of $931.0 million by $8.4 million.

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
Rialto interest rate swaps and swap futures- The fair value of interest rate swaps (derivatives) is based on observable values for underlying interest rates and market determined risk premiums. The fair value of interest rate swap futures (derivatives) is based on quoted market prices for similar investments traded in active markets.
Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2017 and November 30, 2016. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.

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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of February 28, 2017. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2016.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2017, the segment had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through May 2017.
Lennar Financial Services mortgage servicing rights- Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of February 28, 2017, the key assumptions used in determining the fair value include a 12.7% mortgage prepayment rate, a 12.4% discount rate and a 7.0% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$13,300	513
Mortgage loan commitments	$6,220	6,053
Forward contracts	$(28,214)	(10,168)
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(431)	3,431
Financial Liabilities:
Interest rate swaps and swap futures	$(113)	(5,006)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$972	(437)

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended
	February 28, 2017		February 29, 2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	Loans held-for-sale	Mortgage servicing rights	Loans held-for-sale
Beginning balance	$23,930	126,947	16,770	316,275
Purchases/loan originations	2,846	394,340	1,619	305,785
Sales/loan originations sold, including those not settled	—	(477,716)	—	(381,666)
Disposals/settlements	(891)	—	(627)	—
Changes in fair value (1)	612	1,420	(1,952)	4,084
Interest and principal paydowns	—	(52)	—	(1,248)
Ending balance	$26,497	44,939	15,810	243,230

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 28, 2017			February 29, 2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Gains (Losses), Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$31,550	18,885	(12,665)	60,666	58,327	(2,339)
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$—	—	—	3,827	3,425	(402)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$8,850	8,394	(456)	17,966	20,683	2,717
Upon management periodic valuations	Level 3	$52,425	40,096	(12,329)	19,519	16,649	(2,870)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 28, 2017 and February 29, 2016.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended February 29, 2016.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The gains (losses), net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2017 and February 29, 2016.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairments in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2016.
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

On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of February 28, 2017 and February 29, 2016, there were 750 and 681 active communities, excluding unconsolidated entities, respectively. As of February 28, 2017, the Company identified 16 communities with 589 homesites and a corresponding carrying value of $102.9 million as having potential indicators of impairment. As of February 29, 2016, the Company identified 28 communities with 1,178 homesites and a corresponding carrying value of $169.8 million as having potential indicators of impairment. For the three months ended February 28, 2017 and February 29, 2016, the Company recorded no impairments.

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 28, 2017. Based on the Company's evaluation, during the three months ended February 28, 2017, there were no VIEs that were consolidated or deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	February 28, 2017	November 30, 2016
Lennar Homebuilding	$910,084	811,723
Rialto	$235,066	245,741
Lennar Multifamily	$346,767	318,559

Consolidated VIEs
As of February 28, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $651.1 million and $170.1 million, respectively. As of November 30, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $536.3 million and $126.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of February 28, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$209,343	280,602
Rialto (2)	112,216	112,216
Lennar Multifamily (3)	272,399	542,719
	$593,958	935,537
As of November 30, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$120,940	164,804
Rialto (2)	71,260	71,260
Lennar Multifamily (3)	240,928	549,093
	$433,128	785,157

(1)
At both February 28, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of two unconsolidated entities' debt of $69.5 million and $43.4 million, respectively.

(2)
At both February 28, 2017 and November 30, 2016, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At February 28, 2017 and November 30, 2016, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $112.2 million and $71.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of February 28, 2017 and November 30, 2016, the remaining equity commitment of $254.3 million and $288.2 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, at February 28, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $15.1 million and $19.7 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of February 28, 2017, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $254.3 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $15.1 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $69.5 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the three months ended February 28, 2017, consolidated inventory not owned increased by $35.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2017. The increase was as a result of litigation where the Company may be required to purchase a property in Maryland (see Note 17), partially offset by homesite takedowns. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $73.6 million and $85.0 million at February 28, 2017 and November 30, 2016, respectively. Additionally, the Company had posted $40.6 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2017 and November 30, 2016, respectively.

(17)	Commitments and Contingent Liabilities
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
The Company has been engaged in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company is required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price during the downturn, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering the Company to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. The Company believed the decision was contrary to applicable law and appealed the decision.
On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. The timing of a final decision is uncertain. While the Company continues to believe the trial court decision is contrary to applicable law, after assessment of the oral argument, the Company has concluded that it is appropriate to establish an accrual of $140 million for the litigation. The accrual represents the high end of the range of expected liability associated with the litigation. This accrual will be charged against first quarter earnings. In addition to the accrual, the Company would be required to purchase the property, which is the subject of the litigation, for $114 million, which approximates the Company's estimate of the fair value of the property. If the District Court decision is reversed on appeal, the Company will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees, and the accrual will be reversed. If the appellate court directs further proceedings at the trial court level, the accrual may be reduced depending on the basis for the decision and the direction given to the trial court.

(18)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is continuing to evaluate the method and impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is continuing to evaluate the method and impact the adoption of these ASUs and ASU 2014-09 will have on its condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 was effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. The adoption of ASU 2015-02 did not have a material effect on the Company's condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The Company is currently evaluating the potential impact of ASU 2016-09 but the Company does not expect it to have a material impact on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the condensed consolidated statement of cash flows but is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 will modify the Company's current disclosures and reclassifications within the condensed consolidated statement of cash flows but is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning December 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 4.750% senior notes due 2021, 6.875% senior notes due 2021, 4.125% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2017 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12. In addition, effective February 10, 2017, in connection with the acquisition of WCI, the Company agreed to become a co-issuer of the 6.875% senior notes due 2021 that were issued by WCI and guaranteed by several of its wholly-owned subsidiaries. Because WCI and those subsidiaries are in effect guarantors of the Company’s obligations as a co-issuer of the 6.875% senior notes due 2021, most of those subsidiaries must also guarantee the Company’s obligations with regard to its senior notes. As such, WCI and its subsidiaries are included in the subsidiaries that are referred to as “Guarantor Subsidiaries” in the following tables. The separate assets and liabilities of WCI and its subsidiaries are set forth in Note 2. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2017 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$406,180	311,979	16,806	—	734,965
Inventories	—	10,193,840	274,836	—	10,468,676
Investments in unconsolidated entities	—	893,275	16,809	—	910,084
Goodwill	—	143,298	—	—	143,298
Other assets	202,591	616,075	94,391	(10,710)	902,347
Investments in subsidiaries	4,531,309	101,867	—	(4,633,176)	—
Intercompany	7,648,203	—	—	(7,648,203)	—
	12,788,283	12,260,334	402,842	(12,292,089)	13,159,370
Rialto	—	—	1,228,874	—	1,228,874
Lennar Financial Services	—	128,022	1,106,866	(3,180)	1,231,708
Lennar Multifamily	—	—	610,161	—	610,161
Total assets	$12,788,283	12,388,356	3,348,743	(12,295,269)	16,230,113
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$464,370	935,311	82,777	(13,890)	1,468,568
Liabilities related to consolidated inventory not owned	—	139,945	13,500	—	153,445
Senior notes and other debts payable	5,217,860	551,918	8,528	—	5,778,306
Intercompany	—	6,515,937	1,132,266	(7,648,203)	—
	5,682,230	8,143,111	1,237,071	(7,662,093)	7,400,319
Rialto	—	—	680,120	—	680,120
Lennar Financial Services	—	36,707	751,632	—	788,339
Lennar Multifamily	—	—	105,560	—	105,560
Total liabilities	5,682,230	8,179,818	2,774,383	(7,662,093)	8,974,338
Stockholders’ equity	7,106,053	4,208,538	424,638	(4,633,176)	7,106,053
Noncontrolling interests	—	—	149,722	—	149,722
Total equity	7,106,053	4,208,538	574,360	(4,633,176)	7,255,775
Total liabilities and equity	$12,788,283	12,388,356	3,348,743	(12,295,269)	16,230,113

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$705,126	436,090	21,875	—	1,163,091
Inventories	—	8,901,874	277,052	—	9,178,926
Investments in unconsolidated entities	—	793,840	17,883	—	811,723
Other assets	227,267	346,865	84,224	(7,328)	651,028
Investments in subsidiaries	3,918,687	130,878	—	(4,049,565)	—
Intercompany	7,017,962	—	—	(7,017,962)	—
	11,869,042	10,609,547	401,034	(11,074,855)	11,804,768
Rialto	—	—	1,276,210	—	1,276,210
Lennar Financial Services loans held-for-sale	—	—	939,405	—	939,405
Lennar Financial Services all other assets	—	103,000	715,758	(3,491)	815,267
Lennar Multifamily	—	—	526,131	—	526,131
Total assets	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$473,103	778,249	79,462	(10,819)	1,319,995
Liabilities related to consolidated inventory not owned	—	13,582	96,424	—	110,006
Senior notes and other debts payable	4,369,897	203,572	2,508	—	4,575,977
Intercompany	—	6,071,778	946,184	(7,017,962)	—
	4,843,000	7,067,181	1,124,578	(7,028,781)	6,005,978
Rialto	—	—	707,980	—	707,980
Lennar Financial Services	—	38,530	1,279,753	—	1,318,283
Lennar Multifamily	—	—	117,973	—	117,973
Total liabilities	4,843,000	7,105,711	3,230,284	(7,028,781)	8,150,214
Stockholders’ equity	7,026,042	3,606,836	442,729	(4,049,565)	7,026,042
Noncontrolling interests	—	—	185,525	—	185,525
Total equity	7,026,042	3,606,836	628,254	(4,049,565)	7,211,567
Total liabilities and equity	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended February 28, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,012,882	5,812	—	2,018,694
Lennar Financial Services	—	50,509	102,532	(4,998)	148,043
Rialto	—	—	82,006	—	82,006
Lennar Multifamily	—	—	88,717	(32)	88,685
Total revenues	—	2,063,391	279,067	(5,030)	2,337,428
Cost and expenses:
Lennar Homebuilding	—	1,794,010	7,868	(317)	1,801,561
Lennar Financial Services	—	49,056	83,988	(5,665)	127,379
Rialto	—	—	66,965	(52)	66,913
Lennar Multifamily	—	—	92,649	—	92,649
Corporate general and administrative	59,179	255	—	1,265	60,699
Total costs and expenses	59,179	1,843,321	251,470	(4,769)	2,149,201
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(11,560)	26	—	(11,534)
Lennar Homebuilding other income (expense), net	(251)	4,773	956	261	5,739
Lennar Homebuilding loss due to litigation accrual	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	722	—	722
Rialto other expense, net	—	—	(16,658)	—	(16,658)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	23,147	—	23,147
Earnings (loss) before income taxes	(59,430)	73,283	35,790	—	49,643
Benefit (provision) for income taxes	20,444	(23,344)	(17,069)	—	(19,969)
Equity in earnings from subsidiaries	77,066	6,893	—	(83,959)	—
Net earnings (including net loss attributable to noncontrolling interests)	38,080	56,832	18,721	(83,959)	29,674
Less: Net loss attributable to noncontrolling interests	—	—	(8,406)	—	(8,406)
Net earnings attributable to Lennar	$38,080	56,832	27,127	(83,959)	38,080
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	972	—	972
Other comprehensive income attributable to Lennar	$38,080	56,832	28,099	(83,959)	39,052
Other comprehensive loss attributable to noncontrolling interests	$—	—	(8,406)	—	(8,406)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended February 29, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	1,786,481	—	—	1,786,481
Lennar Financial Services	—	40,610	88,342	(4,996)	123,956
Rialto	—	—	43,711	—	43,711
Lennar Multifamily	—	—	39,529	(13)	39,516
Total revenues	—	1,827,091	171,582	(5,009)	1,993,664
Cost and expenses:
Lennar Homebuilding	—	1,556,166	14,863	(2,824)	1,568,205
Lennar Financial Services	—	41,812	70,069	(2,856)	109,025
Rialto	—	—	43,217	(310)	42,907
Lennar Multifamily	—	—	47,020	—	47,020
Corporate general and administrative	46,148	255	—	1,265	47,668
Total costs and expenses	46,148	1,598,233	175,169	(4,725)	1,814,825
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	3,849	(849)	—	3,000
Lennar Homebuilding other income (expense), net	(274)	(9,673)	9,025	284	(638)
Rialto equity in earnings from unconsolidated entities	—	—	1,497	—	1,497
Rialto other expense, net	—	—	(691)	—	(691)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	19,686	—	19,686
Earnings (loss) before income taxes	(46,422)	223,034	25,081	—	201,693
Benefit (provision) for income taxes	13,035	(61,710)	(7,566)	—	(56,241)
Equity in earnings from subsidiaries	177,467	4,538	—	(182,005)	—
Net earnings (including net earnings attributable to noncontrolling interests)	144,080	165,862	17,515	(182,005)	145,452
Less: Net earnings attributable to noncontrolling interests	—	—	1,372	—	1,372
Net earnings attributable to Lennar	$144,080	165,862	16,143	(182,005)	144,080
Other comprehensive income, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(437)	—	(437)
Other comprehensive income attributable to Lennar	$144,080	165,862	15,706	(182,005)	143,643
Other comprehensive income attributable to noncontrolling interests	$—	—	1,372	—	1,372

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$38,080	56,832	18,721	(83,959)	29,674
Distributions of earnings from guarantor and non-guarantor subsidiaries	77,066	6,893	—	(83,959)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(41,356)	(421,010)	428,057	83,959	49,650
Net cash provided by (used in) operating activities	73,790	(357,285)	446,778	(83,959)	79,324
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(111,072)	(673)	—	(111,745)
Proceeds from sales of real estate owned	—	—	24,215	—	24,215
Originations of loans receivable	—	—	(9,330)	—	(9,330)
Purchases of commercial mortgage-backed securities bonds	—	—	(40,357)	—	(40,357)
Acquisition, net of cash acquired	(596,172)	—	—	—	(596,172)
Other	(2,824)	(9,303)	(20,566)	—	(32,693)
Distributions of capital from guarantor and non-guarantor subsidiaries	30,000	30,000	—	(60,000)	—
Intercompany	(634,418)	—	—	634,418	—
Net cash used in investing activities	(1,203,414)	(90,375)	(46,711)	574,418	(766,082)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	250,000	—	—	—	250,000
Net repayments under warehouse facilities	—	(25)	(543,331)	—	(543,356)
Proceeds from senior notes and debt issuance costs	595,160	—	(6,008)	—	589,152
Net proceeds on Rialto notes payable	—	—	32,489	—	32,489
Net proceeds (payments) on other borrowings	—	(15,217)	6,370	—	(8,847)
Net payments related to noncontrolling interests	—		(25,718)	—	(25,718)
Excess tax benefits from share-based awards	1,953	—	—	—	1,953
Common stock:
Issuances	99	—	—	—	99
Repurchases	(83)	—	—	—	(83)
Dividends	(9,400)	(86,832)	(57,127)	143,959	(9,400)
Intercompany	—	440,388	194,030	(634,418)	—
Net cash provided by (used in) financing activities	837,729	338,314	(399,295)	(490,459)	286,289
Net increase (decrease) in cash and cash equivalents	(291,895)	(109,346)	772	—	(400,469)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$405,217	267,724	256,119	—	929,060

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 29, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$144,080	165,862	17,515	(182,005)	145,452
Distributions of earnings from guarantor and non-guarantor subsidiaries	177,467	4,538	—	(182,005)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(254,499)	(660,587)	371,742	182,005	(361,339)
Net cash provided by (used in) operating activities	67,048	(490,187)	389,257	(182,005)	(215,887)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(32,149)	(2,466)	—	(34,615)
Proceeds from sales of real estate owned	—	—	20,256	—	20,256
Originations of loans receivable	—	—	(10,046)	—	(10,046)
Purchases of commercial mortgage-backed securities bonds	—	—	(23,078)	—	(23,078)
Other	(3,400)	(14,297)	(1,406)	—	(19,103)
Distributions of capital from guarantor and non-guarantor subsidiaries	20,000	20,000	—	(40,000)	—
Intercompany	(699,551)	—	—	699,551	—
Net cash used in investing activities	(682,951)	(26,446)	(16,740)	659,551	(66,586)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	500,000	—	—	—	500,000
Net repayments under warehouse facilities	—	—	(395,233)	—	(395,233)
Debt issuance costs	—	—	(684)	—	(684)
Conversions and exchanges of convertible senior notes	(162,852)	—	—	—	(162,852)
Principal payments on Rialto notes payable	—	—	(669)	—	(669)
Net payments on other borrowings		(52,383)	—	—	(52,383)
Net payments related to noncontrolling interests	—	—	(41,950)	—	(41,950)
Excess tax benefits from share-based awards	7,029	—	—	—	7,029
Common stock:
Repurchases	(219)	—	—	—	(219)
Dividends	(8,552)	(185,862)	(36,143)	222,005	(8,552)
Intercompany	—	646,727	52,824	(699,551)	—
Net cash provided by (used in) financing activities	335,406	408,482	(421,855)	(477,546)	(155,513)
Net decrease in cash and cash equivalents	(280,497)	(108,151)	(49,338)	—	(437,986)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$295,324	227,897	197,238	—	720,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2016.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market seems to be giving way to a more definitive reversion to normal, and the drivers behind such recovery; our expectation that we will be positioned for increased pricing power as a result of the drivers of the housing recovery; our expectation that demand will continue to build and come to the market over the next few years and that it should drive increased production; our expectation that we will continue to be focused on generating strong operating margins on the homes we sell; our expectation that we will see lower gross margins in the second quarter of 2017 compared to the second quarter of 2016; our expectation regarding our growth rate in 2017; our expectation that we plan to continue to identify and invest in land opportunities that we expect will drive our future growth and profitability; our belief that our main driver of earnings will continue to be our Homebuilding and Lennar Financial Services operations; our belief that we are currently positioned to deliver between 29,500 and 30,000 homes in fiscal 2017; our expectation regarding the Lennar Multifamily segment’s development pipeline, and plans regarding the Multifamily Venture; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved, and, in particular, our belief that the Court's decision in the Settlers Crossing case is contrary to applicable law; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views, about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: increases in operating costs, including costs related to labor, construction materials, real estate taxes, and insurance, and our ability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed consolidated financial statements for a particular reporting period; our ability to acquire land and pursue real estate opportunities at anticipated prices; our inability to maximize returns on the assets that we acquired in the WCI Communities, Inc. ("WCI") acquisition; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; decreased demand for our Lennar Multifamily rental properties, and our ability to successfully sell our rental properties; the ability of our Lennar Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our ability to successfully execute our strategies, including strategies related to our soft-pivot and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our ability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our ability to comply with the terms of our debt instruments, our ability to refinance our debt on terms that are acceptable to us; and

our ability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and energy tax credits.
Please see our Form 10-K, for the fiscal year ended November 30, 2016 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
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

Outlook
We believe that the slow and steady, though sometimes erratic, positive homebuilding market seems to be giving way to a more definitive reversion to normal as we have seen a combination of renewed optimism, wage and job growth, and consumer confidence since November's election. We believe the new home market continues to have significant pent-up demand, though stronger in some markets than in others. The recovery is also sustained by stronger general economic conditions, low interest rates and low unemployment levels and combined with tight inventory levels, should position us for increased pricing power. We expect that demand will continue to build and come to the market over the next few years and that it should drive increased production as the deficit in the housing stock ultimately needs to be replenished. Nevertheless, land and labor shortages for certain trades will continue to be limiting factors and will constrain supply and restrict the ability to quickly respond to growing demand, while the mortgage market and higher rents will continue to limit that demand due to potential homebuyers having less disposable income and limited ability to finance a new home purchase.
As the recovery continues to mature, we continue to execute on our carefully crafted operating strategies of moderating our growth rate and focusing on our soft-pivot land program, which coupled with our strong profitability, will drive operating cash flows and a strong balance sheet. We continue to match production with sales pace and with our acquisition of WCI, we expect a slight increase in our 2017 growth rate compared to prior year.
Our core homebuilding business continued to produce solid operating results in the first quarter of 2017 as our operating margin was 10.8%, notwithstanding a lower gross margin in the quarter, as expected. Our first quarter new orders and home deliveries increased 12% and 13% year-over-year, to 6,483 homes and 5,453 homes, respectively. Fueled by our digital marketing efforts, and other initiatives as well, we continue to focus on operational efficiencies as our S,G&A expenses as a percentage of home sales is at a historic, first-quarter low.
Complementing our homebuilding segment, we had strong performances from most of our other business segments during the first quarter of 2017. Our Lennar Financial Services segment reported earnings of $20.7 million in the first quarter of 2017, a 38% increase from the same period last year, primarily due to increased volume and profitability in the segment's title operations. For the sixth consecutive quarter, our Multifamily segment generated positive earnings. During the first quarter of 2017, earnings were $19.2 million primarily due to the sale of two completed rental properties by its joint ventures.
Our Rialto segment continued to grow. During the first quarter, our Rialto Mortgage Finance ("RMF") business continued to be a market leader in securitization margins and has seen an increase in its origination volumes and margins.
In the second quarter of 2017, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions and by benefiting from our focus on migrating from traditional to digital marketing. We expect to continue to see somewhat lower gross margins in the second quarter of 2017 compared to the second quarter of 2016 due to cost increases outpacing sales price increases and competitive pressures, as well as the impact from writing up WCI's backlog as part of purchase accounting. Consistent with our soft-pivot land strategy, we plan to continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions as that segment of the market continues to improve. We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 29,500 and 30,000 homes in fiscal 2017.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced several years ago, can alter seasonal patterns.
Our net earnings attributable to Lennar were $38.1 million, or $0.16 per diluted share ($0.16 per basic share) in the first quarter of 2017, which included a net loss due to a litigation accrual of $0.40 per diluted share and a net loss related to WCI of $0.03 per diluted share, primarily due to transaction expenses. This compared to net earnings attributable to Lennar of $144.1 million, or $0.63 per diluted share ($0.68 per basic share) in the first quarter of 2016, which included a favorable $0.05 per diluted share impact due to a lower tax rate.
Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Lennar Homebuilding revenues:
Sales of homes	$1,983,788	1,754,691
Sales of land	34,906	31,790
Total Lennar Homebuilding revenues	2,018,694	1,786,481
Lennar Homebuilding costs and expenses:
Costs of homes sold	1,564,623	1,355,745
Costs of land sold	32,924	22,612
Selling, general and administrative	204,014	189,848
Total Lennar Homebuilding costs and expenses	1,801,561	1,568,205
Lennar Homebuilding operating margins	217,133	218,276
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(11,534)	3,000
Lennar Homebuilding other income (expense), net	5,739	(638)
Lennar Homebuilding loss due to litigation accrual	(140,000)	—
Lennar Homebuilding operating earnings	71,338	220,638
Lennar Financial Services revenues	148,043	123,956
Lennar Financial Services costs and expenses	127,379	109,025
Lennar Financial Services operating earnings	20,664	14,931
Rialto revenues	82,006	43,711
Rialto costs and expenses	66,913	42,907
Rialto equity in earnings from unconsolidated entities	722	1,497
Rialto other expense, net	(16,658)	(691)
Rialto operating earnings (loss)	(843)	1,610
Lennar Multifamily revenues	88,685	39,516
Lennar Multifamily costs and expenses	92,649	47,020
Lennar Multifamily equity in earnings from unconsolidated entities	23,147	19,686
Lennar Multifamily operating earnings	19,183	12,182
Total operating earnings	110,342	249,361
Corporate general and administrative expenses	(60,699)	(47,668)
Earnings before income taxes	$49,643	201,693

Three Months Ended February 28, 2017 versus Three Months Ended February 29, 2016
On February 10, 2017, Lennar Corporation completed its acquisition of WCI. The results of operations include activity related to WCI from February 10, 2017 to February 28, 2017. Prior year information includes only stand-alone data for Lennar Corporation for the three months ended February 29, 2016.
Revenues from home sales increased 13% in the first quarter of 2017 to $2.0 billion from $1.8 billion in the first quarter of 2016. Revenues were higher primarily due to a 13% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 5,433 homes in the first quarter of 2017 from 4,806 homes in the first quarter of 2016. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, except in Homebuilding West that was slightly down from prior year due to the timing of opening new communities. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered was $365,000 in the first quarter of 2017, consistent with the first quarter of 2016. Sales incentives offered to homebuyers were $22,700 per home delivered in the first quarter of 2017, or 5.9% as a percentage of home sales revenue, compared to $21,600 per home delivered in the first quarter of 2016, or 5.6% as a percentage of home sales revenue, and $23,700 in the fourth quarter of 2016, or 6.2% as a percentage of home sales revenue.
Gross margins on home sales were $419.2 million, or 21.1%, in the first quarter of 2017, compared to $398.9 million, or 22.7%, in the first quarter of 2016. Gross margin percentage on home sales decreased compared to the first quarter of 2016 primarily due to an increase in land and construction costs per home.
Selling, general and administrative expenses were $204.0 million in the first quarter of 2017, which included approximately $10 million of transaction expenses related to the WCI acquisition, mainly offset by other one-time legal and insurance benefits. In the first quarter of 2016, selling, general and administrative expenses were $189.8 million. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.3% in the first quarter of 2017 from 10.8% in the first quarter of 2016, due to improved operating leverage as a result of an increase in home deliveries and benefits from our investments in technology.
Gross profits on land sales were $2.0 million in the first quarter of 2017, compared to $9.2 million in the first quarter of 2016.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($11.5) million in the first quarter of 2017, compared to $3.0 million in the first quarter of 2016. In the first quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities. The operating losses from our unconsolidated entities were primarily driven by general and administrative expenses, as there were not sufficient land sale transactions to offset those expenses during the first quarter of 2017. In the first quarter of 2016, Lennar Homebuilding equity in earnings from unconsolidated entities included $6.0 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties, partially offset by our share of net operating losses from various Lennar Homebuilding unconsolidated entities.
Lennar Homebuilding other income (expense), net, was $5.7 million in the first quarter of 2017, compared to ($0.6) million in the first quarter of 2016.
Lennar Homebuilding loss due to litigation accrual of $140 million is related to an accrual recorded for litigation as described in Note 17 of the Notes to Condensed Consolidated Financial Statements and Part II, Other Information, Item 1, Legal Proceedings, of this Form 10-Q.
Lennar Homebuilding interest expense was $52.4 million in the first quarter of 2017 ($48.7 million was included in costs of homes sold, $2.4 million in costs of land sold and $1.2 million in other income (expense), net), compared to $45.2 million in the first quarter of 2016 ($43.4 million was included in costs of homes sold, $0.7 million in costs of land sold and $1.2 million in other income (expense), net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $20.7 million in the first quarter of 2017, compared to $14.9 million in the first quarter of 2016. The increase in profitability was primarily due to increased volume and profitability in the title operations.
Operating earnings for our Rialto segment were $12.0 million in the first quarter of 2017 (which included a $0.8 million operating loss and an add back of $12.9 million of net loss attributable to noncontrolling interests). Operating earnings in the first quarter of 2016 were $1.9 million (which included $1.6 million of operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests). In the first quarter of 2017, Rialto's operations were driven by RMF as a result of increased number of securitizations, as well as higher securitization volume and margins. This was partially offset by increased general and administrative expenses, loan impairments and real estate owned ("REO") impairments.

Operating earnings for our Lennar Multifamily segment were $19.2 million in the first quarter of 2017, compared to $12.2 million in the first quarter of 2016. The increase in profitability was primarily due to the segment's $26.0 million share of gains related to the sale of two operating properties by its unconsolidated entities in the first quarter of 2017, compared to the segment's $20.4 million share of a gain as a result of the sale of one operating property by one of its unconsolidated entities in the first quarter of 2016.
Corporate general and administrative expenses were $60.7 million, or 2.6% as a percentage of total revenues, in the first quarter of 2017, compared to $47.7 million, or 2.4% as a percentage of total revenues, in the first quarter of 2016.
Net earnings (loss) attributable to noncontrolling interests were ($8.4) million and $1.4 million in the first quarter of 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the first quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to the Lennar Homebuilding consolidated joint ventures. Net earnings attributable to noncontrolling interests in the first quarter of 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the first quarter of 2017 and 2016, we had a tax provision of $20.0 million and $56.2 million, respectively. Our overall effective income tax rates were 34.40% and 28.08% in the first quarter of 2017 and 2016, respectively. The effective tax rate for both the first quarter of 2017 and 2016 included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. The tax rate for the first quarter of 2016 included the reversal of an accrual due to a settlement with the IRS, which reduced our effective tax rate by (5.42%).

Homebuilding Segments
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
As a result of our change in reportable segments during fiscal year 2016, we restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2017 presentation. This change had no impact on our condensed consolidated financial statements for the periods presented.
At February 28, 2017, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida includes the financial information related to WCI from the date of acquisition (February 10, 2017) to February 28, 2017.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Homebuilding revenues:
East:
Sales of homes	$767,460	646,787
Sales of land	266	12,267
Total East	767,726	659,054
Central:
Sales of homes	488,741	400,437
Sales of land	27,440	13,403
Total Central	516,181	413,840
West:
Sales of homes	548,648	546,429
Sales of land	4,150	4,910
Total West	552,798	551,339
Other:
Sales of homes	178,939	161,038
Sales of land	3,050	1,210
Total Other	181,989	162,248
Total homebuilding revenues	$2,018,694	1,786,481

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Operating earnings:
East:
Sales of homes	$80,768	78,505
Sales of land	308	6,241
Equity in earnings (loss) from unconsolidated entities	(161)	30
Other income (expense), net	3,376	(70)
Loss due to litigation accrual	(140,000)	—
Total East	(55,709)	84,706
Central:
Sales of homes	52,902	32,746
Sales of land	1,035	1,519
Equity in earnings from unconsolidated entities	43	43
Other expense, net	(1,122)	(1,113)
Total Central	52,858	33,195
West:
Sales of homes	61,921	84,628
Sales of land	679	987
Equity in earnings (loss) from unconsolidated entities	(11,365)	2,871
Other income, net	2,125	348
Total West	53,360	88,834
Other:
Sales of homes	19,560	13,219
Sales of land	(40)	431
Equity in earnings (loss) from unconsolidated entities	(51)	56
Other income, net	1,360	197
Total Other	20,829	13,903
Total homebuilding operating earnings	$71,338	220,638

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016	2017	2016
East	2,470	2,064	$767,460	647,755	$311,000	314,000
Central	1,439	1,281	488,741	400,437	340,000	313,000
West	1,154	1,168	560,753	559,534	486,000	479,000
Other	390	319	178,939	161,038	459,000	505,000
Total	5,453	4,832	$1,995,893	1,768,764	$366,000	366,000
Of the total homes delivered listed above, 20 homes with a dollar value of $12.1 million and an average sales price of $605,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2017, compared to 26 home deliveries with a dollar value of $14.1 million and an average sales price of $541,000 for the three months ended February 29, 2016.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016	2017	2016
East	$54,587	44,048	$22,100	21,400	6.7%	6.4%
Central	38,427	34,008	26,700	26,500	7.3%	7.8%
West	23,561	18,468	20,800	16,100	4.1%	3.3%
Other	6,966	7,166	17,900	22,500	3.7%	4.3%
Total	$123,541	103,690	$22,700	21,600	5.9%	5.6%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016	2017	2016
East	2,944	2,528	$934,788	798,048	$318,000	316,000
Central	1,620	1,630	544,866	530,170	336,000	325,000
West	1,550	1,290	788,614	623,849	509,000	484,000
Other	369	346	172,144	155,802	467,000	450,000
Total	6,483	5,794	$2,440,412	2,107,869	$376,000	364,000
Of the total new orders listed above, five homes with a dollar value of $4.2 million and an average sales price of $847,000 represent new orders from unconsolidated entities for the three months ended February 28, 2017, compared to 15 new orders with a dollar value of $8.7 million and an average sales price of $583,000 for the three months ended February 29, 2016.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2017 and February 29, 2016.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016	2017	2016
East (1)	4,081	3,378	$1,422,381	1,108,248	$349,000	328,000
Central	2,502	2,417	877,904	815,524	351,000	337,000
West	1,926	1,476	976,453	736,058	507,000	499,000
Other	508	399	249,237	187,126	491,000	469,000
Total	9,017	7,670	$3,525,975	2,846,956	$391,000	371,000
Of the total homes in backlog listed above, 15 homes with a backlog dollar value of $8.1 million and an average sales price of $541,000 represent the backlog from unconsolidated entities at February 28, 2017, compared to 78 homes with a backlog dollar value of $57.1 million and an average sales price of $731,000 at February 29, 2016.

(1)
During the three months ended February 28, 2017, we acquired 364 homes in backlog related to the WCI acquisition. During the three months ended February 29, 2016, we acquired 62 homes in backlog from another homebuilder.

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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28,	February 29,
	2017	2016
East	16%	15%
Central	19%	19%
West	14%	12%
Other	15%	11%
Total	16%	15%
Active Communities:

	February 28,	February 29,
	2017	2016
East (1)	355	290
Central	204	214
West	139	125
Other	54	55
Total	752	684
Of the total active communities listed above, two and three communities represent active communities being developed by unconsolidated entities as of February 28, 2017 and February 29, 2016, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017.

The following table details our gross margins on home sales for the three months ended February 28, 2017 and February 29, 2016 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 28,		February 29,
(Dollars in thousands)	2017		2016
East:
Sales of homes	$767,460		646,787
Costs of homes sold	597,110		493,395
Gross margins on home sales	170,350	22.2%	153,392	23.7%
Central:
Sales of homes	488,741		400,437
Costs of homes sold	387,337		322,162
Gross margins on home sales	101,404	20.7%	78,275	19.5%
West:
Sales of homes	548,648		546,429
Costs of homes sold	440,658		412,826
Gross margins on home sales	107,990	19.7%	133,603	24.5%
Other:
Sales of homes	178,939		161,038
Costs of homes sold	139,518		127,362
Gross margins on home sales	39,421	22.0%	33,676	20.9%
Total gross margins on home sales	$419,165	21.1%	398,946	22.7%
Three Months Ended February 28, 2017 versus Three Months Ended February 29, 2016
Homebuilding East: Revenues from home sales increased for the three months ended February 28, 2017 compared to the three months ended February 29, 2016, primarily due to an increase in the number of home deliveries in all the states in the segment, except Georgia. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year. The decrease in the number of deliveries in Georgia was primarily as a result of fewer active communities due to the timing of opening and closing of communities. Gross margin percentage on home sales for the three months ended February 28, 2017 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Central: Revenues from home sales increased for the three months ended February 28, 2017 compared to the three months ended February 29, 2016, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions and a change in product mix (selling at different price points) driven by an increase in home deliveries in higher-priced communities in the three months ended February 28, 2017 as some of our lower-priced communities closed-out. Gross margin percentage on home sales for the three months ended February 28, 2017 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales remained consistent for the three months ended February 28, 2017 compared to the three months ended February 29, 2016, as the slight increase in the average sales price of homes delivered was offset by a slight decrease in the number of home deliveries. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The slight decrease in the number of deliveries was primarily driven by the timing of opening and closing of communities. Gross margin percentage on home sales for the three months ended February 28, 2017 decreased compared to the same period last year primarily due to an increase in land and construction costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding Other: Revenues from home sales increased for the three months ended February 28, 2017 compared to the three months ended February 29, 2016, primarily due to an increase the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered in all the states in Homebuilding Other, except Washington where average sales price increased. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities for the three months ended February 28, 2017. The increase in the average sales price of homes delivered in Washington was primarily due to favorable market conditions. Gross margin percentage on home sales for the three months ended February 28, 2017 increased compared to the same period last year primarily due to a decrease in construction and land costs per home, partially offset by a decrease in the average sales price of homes delivered as a result of the change in product mix discussed previously. In addition, there was a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
As part of the WCI acquisition in February 2017, Lennar Financial Services acquired a real estate brokerage business under the Berkshire Hathaway HomeServices brand. This division operates only in Florida and should not have a material impact to the segment.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2017	2016
Revenues	$148,043	123,956
Costs and expenses	127,379	109,025
Operating earnings	$20,664	14,931
Dollar value of mortgages originated	$1,815,000	1,664,000
Number of mortgages originated	6,600	6,100
Mortgage capture rate of Lennar homebuyers	81%	82%
Number of title and closing service transactions	23,600	22,400
Number of title policies issued	84,100	61,300
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

Rialto's operating earnings (loss) were as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues	$82,006	43,711
Costs and expenses (1)	66,913	42,907
Rialto equity in earnings from unconsolidated entities	722	1,497
Rialto other expense, net (2)	(16,658)	(691)
Operating earnings (loss) (3)	$(843)	1,610

(1)
Costs and expenses included loan impairments of $12.7 million and $2.3 million for the three months ended February 28, 2017 and February 29, 2016, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Rialto other expense, net, included REO impairments of $12.3 million and $2.9 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

(3)
Operating loss for the three months ended February 28, 2017 included net loss attributable to noncontrolling interests of $12.9 million. Operating earnings for the three months ended February 29, 2016 included net loss attributable to noncontrolling interests of $0.3 million.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the three months ended February 28, 2017, RMF originated loans with a total principal balance of $403.7 million of which $394.3 million were recorded as loans held-for-sale and $9.3 million as accrual loans within loans receivable, net, and sold $477.7 million of loans into three separate securitizations. During the three months ended February 29, 2016, RMF originated loans with a total principal balance of $315.3 million of which $305.8 million were recorded as loans held-for-sale and $9.5 million as accrual loans within loans receivable, net, and sold $380.2 million of loans into two separate securitizations.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement (“Operating Agreement”). As a result, Rialto has 150 days to liquidate and sell the assets in the FDIC Portfolios in accordance with the Operating Agreement. After July 10, 2017, the FDIC can, at its discretion, sell any remaining assets. At February 28, 2017, the consolidated LLCs had total combined assets of $173.2 million, which primarily included $116.7 million of real estate owned, net and $32.0 million of loans receivable, net.
Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$119 million (including $52 million by us)
Rialto Real Estate Fund III	2015	$1.6 billion (including $100 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.

At February 28, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $112.2 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 78% with coupon rates ranging from 1.3% to 4.4%, stated and assumed final distribution dates between November 2020 and February 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of February 28, 2017 and November 30, 2016, our balance sheet had $610.2 million and $526.1 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $346.8 million and $318.6 million, respectively. Our net investment in the Lennar Multifamily segment as of February 28, 2017 and November 30, 2016 was $504.6 million and $408.2 million, respectively. During the three months ended February 28, 2017 and February 29, 2016, our Lennar Multifamily segment sold two operating properties and one operating property, respectively, through its unconsolidated entities resulting in the segment's $26.0 million and $20.4 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 29 and 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of February 28, 2017 and November 30, 2016, respectively. As of February 28, 2017, our Lennar Multifamily segment had interests in 55 communities with development costs of $5.2 billion, of which three communities were completed and operating, 17 communities were partially completed and leasing, 24 communities were under construction and the remaining communities were either owned or under contract. As of February 28, 2017, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.6 billion in assets across a number of states that will be developed primarily by future unconsolidated entities.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.

(2) Financial Condition and Capital Resources
At February 28, 2017, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $929.1 million, compared to $1.3 billion at November 30, 2016 and $720.5 million at February 29, 2016.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the three months ended February 28, 2017 and February 29, 2016, cash provided by (used in) operating activities totaled $79.3 million and ($215.9) million, respectively. During the three months ended February 28, 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in loans held-for-sale of which $82.1 million related to RMF and $257.4 million related to Lennar Financial Services, and a decrease in receivables and other assets, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs. For the three months ended February 28, 2017, distributions of earnings from unconsolidated entities were (1) $24.7 million from Lennar Multifamily unconsolidated entities, (2) $6.3 million from Rialto unconsolidated entities, and (3) $0.9 million from Lennar Homebuilding unconsolidated entities entities.
During the three months ended February 29, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in receivables and a decrease in loans held-for-sale of which $157.6 million related to Lennar Financial Services and $70.7 million related to RMF. For the three months ended February 29, 2016, distributions of earnings were (1) $20.2 million from Lennar Multifamily unconsolidated entities, (2) $6.8 million from Rialto unconsolidated entities, and (3) $0.2 million from Lennar Homebuilding unconsolidated entities
Investing Cash Flow Activities
During the three months ended February 28, 2017 and February 29, 2016, cash used in investing activities totaled $766.1 million and $66.6 million, respectively. During the three months ended February 28, 2017, our cash used in investing activities was primarily impacted by $596.2 million for the acquisition of WCI, net of cash acquired. In addition, we had cash contributions of (1) $120.3 million to Lennar Homebuilding unconsolidated entities primarily for working capital and paydown of joint ventures debt, (2) $26.5 million to Lennar Multifamily unconsolidated entities primarily for working capital, and (3) $4.9 million to Rialto unconsolidated entities comprised of $2.6 million contributed to Rialto Real Estate Fund III and $2.3 million contributed to Rialto Credit Partnership Fund. Cash used in investing activities was impacted by purchases of CMBS and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $24.2 million of proceeds from the sales of REO and by distributions of capital of (1) $20.6 million from Lennar Multifamily unconsolidated entities; (2) $10.0 million from Rialto unconsolidated entities comprised of $6.7 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), $1.7 million distributed by the CMBS Funds and $1.6 million distributed by the Mezzanine Fund; and (3) $9.4 million from Lennar Homebuilding unconsolidated entities.
During the three months ended February 29, 2016, our cash used in investing activities was primarily impacted by cash contributions of (1) $45.8 million to Lennar Multifamily unconsolidated entities primarily for working capital, (2) $37.1 million to Lennar Homebuilding unconsolidated entities primarily for working capital, and (3) $21.0 million contributed to Rialto's CMBS Funds. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable. This was partially offset by the receipt of $20.3 million of proceeds from the sales of REO and by distributions of capital of (1) $57.5 million from Lennar Multifamily unconsolidated entities, of which $43.6 million was distributed by the Venture; (2) $6.9 million from Rialto unconsolidated entities comprised of $4.8 million distributed by Mezzanine Fund, $1.7 million distributed by Fund II and $0.4 million distributed by the CMBS Funds; and (3) $4.9 million from Lennar Homebuilding unconsolidated entities.
Financing Cash Flow Activities
During the three months ended February 28, 2017 and February 29, 2016, our cash provided by (used in) financing activities totaled $286.3 million and ($155.5) million, respectively. During the three months ended February 28, 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes"), (2) $250.0 million of net borrowings under our unsecured revolving credit facility (the “Credit Facility”), and (3) $35.5 million proceeds from issuance of Rialto's notes payable. This was partially offset by (1) $543.4 million of net repayments under our Lennar Financial Services and Rialto warehouse repurchase facilities, (2) $25.9 million of payments related to noncontrolling interests, and (3) $16.2 million of principal payments on other borrowings.

During the three months ended February 29, 2016, our cash used in financing activities was primarily impacted by $395.2 million of net repayments under our Lennar Financial Services and Rialto warehouse repurchase facilities, $162.9 million of exchanges and conversions of our 2.75% convertible senior notes due 2020, $59.1 million of principal payments on other borrowings and $42.0 million of payments related to noncontrolling interests. This cash used in financing activities was partially offset by the receipt of $500 million of net borrowings under our Credit Facility.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2017	November 30, 2016	February 29, 2016
Lennar Homebuilding debt	$5,778,306	4,575,977	5,333,981
Stockholders’ equity	7,106,053	7,026,042	5,820,114
Total capital	$12,884,359	11,602,019	11,154,095
Lennar Homebuilding debt to total capital	44.8%	39.4%	47.8%
Lennar Homebuilding debt	$5,778,306	4,575,977	5,333,981
Less: Lennar Homebuilding cash and cash equivalents	640,816	1,050,138	510,878
Net Lennar Homebuilding debt	$5,137,490	3,525,839	4,823,103
Net Lennar Homebuilding debt to total capital (1)	42.0%	33.4%	45.3%

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

At February 28, 2017, Lennar Homebuilding debt to total capital was lower compared to February 29, 2016, primarily as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to the issuance of senior notes and debt assumed related to the WCI acquisition on February 10, 2017.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At February 28, 2017, we had no agreements or understandings regarding any significant transactions.
Our Lennar Homebuilding average debt outstanding was $5.2 billion with an average rate for interest incurred of 5.2% for the three months ended February 28, 2017, compared to $5.3 billion with an average rate for interest incurred of 5.0% for the three months ended February 29, 2016. Interest incurred related to Lennar Homebuilding debt for the three months ended February 28, 2017 was $69.7 million, compared to $71.6 million for the three months ended February 29, 2016.
As of February 28, 2017, we had a $1.8 billion Credit Facility, which includes a $298 million accordion feature, subject to additional commitments, with certain financial institutions. The maturity for $1.3 billion of our Credit Facility is in June 2020, with the remaining $160 million maturing in June 2018. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of February 28, 2017, we had $250 million of outstanding borrowings under our Credit Facility. As of November 30, 2016, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at February 28, 2017. In addition, we had $320 million of letter of credit facilities with different financial institutions.

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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 28, 2017:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2017
Minimum net worth test	$3,004,482	5,542,403
Maximum leverage ratio	65.0%	46.1%
Liquidity test (1)	1.00	2.45

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
Our performance letters of credit outstanding were $290.6 million and $270.8 million at February 28, 2017 and November 30, 2016, respectively. Our financial letters of credit outstanding were $141.1 million and $210.3 million at February 28, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2017, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation.
In January 2017, we issued $600 million aggregate principal amount of 4.125% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $595.2 million. We used the net proceeds from the sales of the 4.125% Senior Notes to fund a portion of the cash consideration for our acquisition of WCI and to pay for costs and expenses related to this acquisition as well as for general corporate purposes. Interest on the 4.125% Senior Notes is due semi-annually beginning July 15, 2017. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the our 100% owned homebuilding subsidiaries.
On February 10, 2017, we acquired WCI and assumed the 6.875% senior notes due 2021 (the"6.875% Senior Notes"). The 6.875% Senior Notes were recorded at fair value with a principal outstanding amount of $249.8 million and are callable beginning August 2017 at declining premiums until maturity.
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our senior notes (the "Guaranteed Notes"). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to those subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect with regard to a guarantor subsidiary only while it guarantees a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

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
Our Lennar Financial Services segment warehouse facilities at February 28, 2017 were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2017	$400,000
364-day warehouse repurchase facility that matures September 2017	300,000
364-day warehouse repurchase facility that matures December 2017 (1)	400,000
Total	$1,100,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $560.0 million and $1.1 billion at February 28, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $582.0 million and $1.1 billion, at February 28, 2017 and November 30, 2016, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At February 28, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures April 2017 (1)	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,050,000

(1)	Rialto has the option of a six month extension of the warehouse repurchase facility.

(2)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million as of both February 28, 2017 and November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $153.8 million and $180.2 million as of February 28, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of February 28, 2017 and November 30, 2016, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $348.9 million and $348.7 million, respectively.
Changes in Capital Structure
On February 10, 2017, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 27, 2017, as declared by our Board of Directors on January 12, 2017.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 28, 2017, we had equity investments in 39 homebuilding and land unconsolidated entities (of which 3 had recourse debt, 9 had non-recourse debt and 27 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2016. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2017	2016
Revenues	$46,136	99,726
Costs and expenses	79,066	97,200
Net earnings (loss) of unconsolidated entities	$(32,930)	2,526
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(11,534)	3,000
Lennar Homebuilding cumulative share of net earnings - deferred at February 28, 2017 and February 29, 2016, respectively	$38,947	39,525
Lennar Homebuilding investments in unconsolidated entities	$910,084	771,401
Equity of the unconsolidated entities	$3,915,268	2,754,084
Lennar Homebuilding investment % in the unconsolidated entities (1)	23%	28%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the three months ended February 28, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities. The operating losses from our unconsolidated entities were primarily driven by general and administrative expenses, as there were not sufficient land sale transactions to offset those expenses during the three months ended February 28, 2017.
For the three months ended February 29, 2016, Lennar Homebuilding equity in earnings included $6.0 million of equity in earnings from one of our unconsolidated entities primarily due to sales of approximately 220 homesites to third parties.

Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$436,872	221,334
Inventories	3,977,388	3,889,795
Other assets	982,702	1,334,116
	$5,396,962	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$711,107	791,245
Debt (1)	770,587	888,664
Equity	3,915,268	3,765,336
	$5,396,962	5,445,245

(1)	Debt presented above is net of debt issuance costs of $6.1 million and $4.2 million, as of February 28, 2017 and November 30, 2016, respectively.
On May 2, 2016 (the "Closing Date"), we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity, included within the unconsolidated entities summarized condensed balance sheet presented above, are preliminary and may be adjusted when additional information is obtained during the transaction’s measurement period (a period of up to one year from the Closing Date) that may change the fair value allocation as of the acquisition date. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by us and our venture partner. The transactions did not have a material impact to our financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, we recorded $42.6 million of our share of combination costs and operational net losses in equity in loss from unconsolidated entities on our consolidated statement of operations.
As of February 28, 2017 and November 30, 2016, our recorded investments in Lennar Homebuilding unconsolidated entities were $910.1 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2017 and November 30, 2016 was $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2017	November 30, 2016
Debt	$770,587	888,664
Equity	3,915,268	3,765,336
Total capital	$4,685,855	4,654,000
Debt to total capital of our unconsolidated entities	16.4%	19.1%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2017	November 30, 2016
Land development	$879,515	787,138
Homebuilding	30,569	24,585
Total investments	$910,084	811,723
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$72,162	48,945
Non-recourse land seller debt and other debt (1)	3,995	323,995
Non-recourse debt with completion guarantees	298,319	147,100
Non-recourse debt without completion guarantees	325,115	320,372
Non-recourse debt to Lennar	699,591	840,412
Lennar's maximum recourse exposure (2)	77,119	52,438
Debt issuance costs	(6,123)	(4,186)
Total debt	$770,587	888,664
Lennar’s maximum recourse exposure as a % of total JV debt	10%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of our unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)	As of February 28, 2017, our maximum recourse exposure was primarily related to repayment guarantees provided by us on three unconsolidated entities' debt.
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
As of both February 28, 2017 and November 30, 2016, the fair values of the repayment and completion guarantees were not material. We believe that as of February 28, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures. (see Note 12 of the notes to our condensed consolidated financial statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2017 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2017	2018	2019	Thereafter	Other
Maximum recourse debt exposure to Lennar	$77,119	—	—	48,015	29,104	—
Debt without recourse to Lennar	699,591	60,433	145,534	228,834	260,795	3,995
Debt issuance costs	(6,123)	—	—	—	—	(6,123)
Total	$770,587	60,433	145,534	276,849	289,899	(2,128)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2017:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint (2)	$268,017	2,114,338	—	69,387	69,387	1,508,445	4%
Heritage Hills Irvine	148,081	534,029	23,818	166,723	190,541	340,197	36%
Heritage Fields El Toro	146,091	1,430,914	—	9,182	9,182	1,308,346	1%
Runkle Canyon	43,701	129,721	—	39,964	39,964	89,617	31%
Treasure Island Community Development	42,032	153,643	—	61,667	61,667	84,095	42%
Ballpark Village	29,066	97,942	—	25,235	25,235	60,131	30%
Krome Groves Land Trust	22,368	89,784	7,616	18,639	26,255	61,338	30%
Fifth Wall Ventures	20,359	20,365	—	—	—	20,361	—
MS Rialto Residential Holdings	18,632	73,026	—	—	—	71,424	—
Willow Springs Properties	18,527	34,232	—	—	—	32,821	—
10 largest JV investments	756,874	4,677,994	31,434	390,797	422,231	3,576,775	11%
Other JVs	153,210	718,968	45,685	304,799	350,484	338,493	51%
Total	$910,084	5,396,962	77,119	695,596	772,715	3,915,268	16%
Land seller debt and other debt			—	3,995	3,995
Debt issuance costs			—	—	(6,123)
Total JV debt			$77,119	699,591	770,587

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 41% of total JV maximum recourse debt exposure to Lennar and 56% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment, and Willow Springs Properties, which operates in our Homebuilding Central segment.

(2)
The amounts presented above for FivePoint are preliminary and may be adjusted when additional information is obtained during the transaction's measurement period (a period of up to one year from the FivePoint combination).

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2017	February 28, 2017	November 30, 2016
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$49,445	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	90,837	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	22,655	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,222	50,519
Rialto Real Estate Fund III	2015	1,625,605	182,909	100,000	9,805	11,559	9,093
Rialto Credit Partnership, LP	2016	220,000	88,730	19,999	8,066	8,243	5,794
Other investments						2,105	2,384
						$235,066	245,741
As manager of real estate funds, Rialto is entitled to receive additional revenue through carried interests if the funds meet certain performance thresholds. Rialto also periodically receives advance distributions related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. The amounts presented in the table below include advance and carried interest distributions received during the three months ended February 28, 2017 and February 29, 2016:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Rialto Real Estate Fund, LP (1)	$9,955	4,553
Rialto Mezzanine Partners Fund, LP	166	75
Rialto Capital CMBS Funds	752	317
	$10,873	4,945

(1)	Rialto received $10.0 million of distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP during the three months ended February 28, 2017.
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on February 28, 2017, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	February 28, 2017
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$166,212	51,913	9,955	104,344
Rialto Real Estate Fund II, LP (1)	30,834	9,484	—	21,350
	$197,046	61,397	9,955	125,694

(1)	Net of interests of participating employees (refer to paragraph below).
During 2015, Rialto adopted a Carried Interest Incentive Plan (the "Plan"), under which participating employees in the aggregate may receive up to 40% of the equity units of a limited liability company (a "Carried Interest Entity") that is entitled to carried interest distributions made by a fund or other investment vehicle (a "Fund") managed by a subsidiary of Rialto. As such, those employees receiving equity units in a Carried Interest Entity may benefit from distributions made by a Fund to the extent the Carried Interest Entity makes distributions to its equity holders. The units issued to employees are equity awards and are subject to vesting schedules and forfeiture or repurchase provisions in the case of termination of employment.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$150,154	230,229
Loans receivable	418,802	406,812
Real estate owned	393,601	439,191
Investment securities	1,405,256	1,379,155
Investments in partnerships	430,844	398,535
Other assets	47,090	29,036
	$2,845,747	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$51,959	36,131
Notes payable (1)	557,712	532,264
Equity	2,236,076	2,314,563
	$2,845,747	2,882,958

(1)	Notes payable presented above are net of debt issuance costs of $2.9 million, as of both February 28, 2017 and November 30, 2016, respectively.
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2017	2016
Revenues	$57,156	44,296
Costs and expenses	28,001	20,899
Other income (expense), net (1)	327	(15,162)
Net earnings of unconsolidated entities	$29,482	8,235
Rialto equity in earnings from unconsolidated entities	$722	1,497
Rialto's investments in unconsolidated entities	$235,066	234,039
Equity of the unconsolidated entities	$2,236,076	2,230,197
Rialto's investment % in the unconsolidated entities	11%	10%

(1)	Other income (expense), net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At February 28, 2017, Lennar Multifamily had equity investments in 29 unconsolidated entities that are engaged in multifamily residential developments (of which 17 had non-recourse debt and 12 had no debt), compared to 28 unconsolidated entities at November 30, 2016. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 36 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 10,700 apartments with projected project costs of $3.8 billion as of February 28, 2017. During the three months ended February 28, 2017, $150.7 million in equity commitments were called, of which we contributed $33.9 million representing our pro-rata portion of the called equity. During the three months ended February 28, 2017, we received no distributions as a return of capital from the Venture. As of February 28, 2017, $1.1 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $249.7 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $254.3 million. As of February 28, 2017 and November 30, 2016, the carrying value of our investment in the Venture was $230.0 million and $198.2 million, respectively.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 28, 2017.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$57,975	43,658
Operating properties and equipment	2,415,610	2,210,627
Other assets	30,808	33,703
	$2,504,393	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$206,376	196,617
Notes payable (1)	649,034	577,085
Equity	1,648,983	1,514,286
	$2,504,393	2,287,988

(1)	Notes payable presented above are net of debt issuance costs of $16.5 million and $12.3 million, as of February 28, 2017 and November 30, 2016, respectively.
Statements of Operations and Selected Information

	Three Months Ended
	February 28,	February 29,
(In thousands)	2017	2016
Revenues	$11,617	8,314
Costs and expenses	22,346	11,672
Other income, net	50,539	40,122
Net earnings of unconsolidated entities	$39,810	36,764
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$23,147	19,686
Our investments in unconsolidated entities	$346,767	257,719
Equity of the unconsolidated entities	$1,648,983	908,454
Our investment % in the unconsolidated entities (2)	21%	28%

(1)
During the three months ended February 28, 2017, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $26.0 million share of gains as a result of the sale of two operating properties by its unconsolidated entities. For the three months ended February 29, 2016, Lennar Multifamily equity in earnings from unconsolidated entities included the segment's $20.4 million share of a gain as a result of a sale of one operating property by one of its unconsolidated entities.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at February 28, 2017 and February 29, 2016:

	Controlled Homesites
February 28, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East (1)	20,515	482	20,997	62,274	83,271
Central	5,180	1,135	6,315	32,018	38,333
West	2,442	4,552	6,994	36,653	43,647
Other	1,377	—	1,377	6,044	7,421
Total homesites	29,514	6,169	35,683	136,989	172,672

(1)	The increase in homesites is primarily due to the acquisition of approximately 13,600 homesites as part of the WCI acquisition.

	Controlled Homesites
February 29, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	18,288	478	18,766	55,310	74,076
Central	6,725	1,135	7,860	32,646	40,506
West	2,633	4,829	7,462	37,502	44,964
Other	1,473	—	1,473	6,513	7,986
Total homesites	29,119	6,442	35,561	131,971	167,532
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
During the three months ended February 28, 2017, consolidated inventory not owned increased by $35.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2017. The increase was as a result of litigation where we may be required to purchase a property in Maryland (see Note 17 of the Notes to Condensed Consolidated Financial Statements), partially offset by homesite takedowns. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $73.6 million and $85.0 million at February 28, 2017 and November 30, 2016, respectively. Additionally, we had posted $40.6 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2017 and November 30, 2016, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, except for:

•	In January 2017, we issued $600 million aggregate principal amount of 4.125% Senior Notes.

•	As of February 28, 2017, we had $250 million of outstanding borrowings under the Credit Facility.

•	As of February 28, 2017, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $197.1 million and $560.0 million, respectively.

•
On February 10, 2017, we acquired WCI and assumed the 6.875% Senior Notes with a principal outstanding amount of $249.8 million and are callable beginning August 2017 at declining premiums until maturity.

The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of February 28, 2017:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2017	December 1, 2017 through November 30, 2018	December 1, 2018 through November 30, 2020	December 1, 2020 through November 30, 2022	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,797,111	476,625	724,813	1,671,614	1,978,049	946,010
Rialto - Notes and other debts payable (2)	630,663	215,562	28,731	350,910	—	35,460
Lennar Financial Services - Notes and other debts payable	560,275	560,092	108	75	—	—
Interest commitments under interest bearing debt (3)	1,103,794	214,705	243,551	342,810	196,437	106,291

(1)
The 6.875% Senior Notes have been included in this table based on its maturity date, but the 6.875% Senior Notes are callable by us at an earlier date than the maturity date disclosed in this table. The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Amount primarily includes notes payable and other debts payable of $351.0 million related to Rialto's 7.00% Senior Notes and $197.1 million related to the Rialto warehouse repurchase facilities. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of February 28, 2017.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2017, we had access to 35,683 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2017, we had $73.6 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $40.6 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At February 28, 2017, we had letters of credit outstanding in the amount of $431.7 million (which included $40.6 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2017, we had outstanding surety bonds of $1.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds including $223.4 million related to pending litigation. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2017, there were approximately $530.3 million, or 45%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.3 billion at February 28, 2017. Loans in process for which interest rates were committed to the borrowers totaled approximately $646.6 million as of February 28, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, future contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, future contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2017, we had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through May 2017 and open future contracts in the amount of $568.0 million with settlement dates through December 2023.
(3) New Accounting Pronouncements
See Note 18 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
In January 2017, we issued $600 million aggregate principal amount of 4.125% senior notes due 2022.
As of February 28, 2017, we had $250 million of outstanding borrowings under our unsecured revolving credit facility and borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities of $197.1 million and $560.0 million, respectively.
On February 10, 2017, we acquired WCI Communities, Inc. and assumed the 6.875% senior notes due 2021 with a principal outstanding amount of $249.8 million.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2017

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$436.2	689.8	1,393.8	44.8	774.3	1,192.7	946.0	5,477.6	5,637.2
Average interest rate	11.5%	5.4%	4.4%	1.1%	5.4%	4.4%	4.9%	5.3%	—
Variable rate	$40.4	35.0	9.1	223.9	11.1	—	—	319.5	332.3
Average interest rate	3.6%	2.9%	4.2%	2.4%	2.8%	—	—	2.7%	—
Rialto:
Notes and other debts payable:
Fixed rate	$23.1	5.4	350.9	—	—	—	35.5	414.9	431.4
Average interest rate	6.5%	6.6%	6.7%	—	—	—	3.3%	6.6%	—
Variable rate	$192.5	23.3	—	—	—	—	—	215.8	197.1
Average interest rate	3.1%	3.0%	—	—	—	—	—	3.1%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$560.1	0.1	0.1	—	—	—	—	560.3	560.3
Average interest rate	3%	4.0%	4.0%	—	—	—	—	3.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been engaged in litigation since 2008 in the United States District Court for the District of Maryland (U.S. Home Corporation v. Settlers Crossing, LLC, et al., Civil Action No. DKC 08-1863) regarding whether we are required by a contract we entered into in 2005 to purchase a property in Maryland. After entering into the contract, we later renegotiated the purchase price during the downturn, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering us to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. We believed the decision was contrary to applicable law and appealed the decision.
On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. The timing of a final decision is uncertain. While we continue to believe the trial court decision is contrary to applicable law, after assessment of the oral argument, we have concluded that it is appropriate to establish an accrual of $140 million for the litigation. The accrual represents the high end of the range of expected liability associated with the litigation. This accrual will be charged against first quarter earnings. In addition to the accrual, we would be required to purchase the property, which is the subject of the litigation, for $114 million, which approximates our estimate of the fair value of the property. If the District Court decision is reversed on appeal, we will not have to purchase the property or pay interest, real estate taxes or attorneys’ fees, and the accrual will be reversed. If the appellate court directs further proceedings at the trial court level, the accrual may be reduced depending on the basis for the decision and the direction given to the trial court.
In June 2016, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our Tampa and Southwest Florida communities. It has been determined that violations occurred and this matter will result in monetary sanctions to us, which we do not currently expect will be material.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2017:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2016	—	$—	—	6,218,968
January 1 to January 31, 2017	1,024	$44.46	—	6,218,968
February 1 to February 28, 2017	846	$45.14	—	6,218,968

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

Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, filed on April 10, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	4/10/2017	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date:	4/10/2017	/s/ David M. Collins
David M. Collins
Controller