Form 10-Q
period 2017-05-31
LENNAR CORP /NEW/
filed 2017-06-30
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of May 31, 2017:
Class A 203,191,983
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2017 (1)	2016 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$747,652	1,050,138
Restricted cash	6,397	5,977
Receivables, net	82,640	106,976
Inventories:
Finished homes and construction in progress	4,670,827	3,951,716
Land and land under development	5,623,727	5,106,191
Consolidated inventory not owned	138,620	121,019
Total inventories	10,433,174	9,178,926
Investments in unconsolidated entities	995,400	811,723
Goodwill	136,633	—
Other assets	890,665	651,028
	13,292,561	11,804,768
Rialto	1,364,421	1,276,210
Lennar Financial Services	1,444,294	1,754,672
Lennar Multifamily	653,229	526,131
Total assets	$16,754,505	15,361,781

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

As of May 31, 2017, total assets include $575.7 million related to consolidated VIEs of which $9.4 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $77.8 million in Lennar Homebuilding finished homes and construction in progress, $173.1 million in Lennar Homebuilding land and land under development, $138.6 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $12.9 million in Lennar Homebuilding other assets, $117.5 million in Rialto assets and $41.6 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2017 (2)	2016 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$492,734	478,546
Liabilities related to consolidated inventory not owned	133,554	110,006
Senior notes and other debts payable	5,767,689	4,575,977
Other liabilities	902,081	841,449
	7,296,058	6,005,978
Rialto	860,612	707,980
Lennar Financial Services	1,037,663	1,318,283
Lennar Multifamily	123,166	117,973
Total liabilities	9,317,499	8,150,214
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2017 and November 30, 2016 - 300,000,000 shares; Issued: May 31, 2017 - 204,147,354 shares and November 30, 2016 - 204,089,447 shares	20,415	20,409
Class B common stock of $0.10 par value; Authorized: May 31, 2017 and November 30, 2016 - 90,000,000 shares; Issued: May 31, 2017 - 32,982,815 shares and November 30, 2016 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,867,618	2,805,349
Retained earnings	4,539,203	4,306,256
Treasury stock, at cost; May 31, 2017 - 955,371 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2016 - 917,447 shares of Class A common stock and 1,679,620 shares of Class B common stock	(109,049)	(108,961)
Accumulated other comprehensive income (loss)	1,086	(309)
Total stockholders’ equity	7,322,571	7,026,042
Noncontrolling interests	114,435	185,525
Total equity	7,437,006	7,211,567
Total liabilities and equity	$16,754,505	15,361,781

(2)
As of May 31, 2017, total liabilities include $144.1 million related to consolidated VIEs as to which there was no recourse against the Company, of which $4.7 million is included in Lennar Homebuilding accounts payable, $133.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.1 million in Lennar Homebuilding other liabilities and $4.7 million in Rialto liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Revenues:
Lennar Homebuilding	$2,885,741	2,450,885	4,904,435	4,237,366
Lennar Financial Services	208,363	175,940	356,406	299,896
Rialto	67,988	44,838	149,994	88,549
Lennar Multifamily	99,800	74,152	188,485	113,668
Total revenues	3,261,892	2,745,815	5,599,320	4,739,479
Costs and expenses:
Lennar Homebuilding	2,535,483	2,112,288	4,337,044	3,680,493
Lennar Financial Services	164,636	131,852	292,015	240,877
Rialto	59,076	50,203	125,989	93,110
Lennar Multifamily	102,698	73,217	195,347	120,237
Corporate general and administrative	66,774	55,802	127,473	103,470
Total costs and expenses	2,928,667	2,423,362	5,077,868	4,238,187
Lennar Homebuilding equity in loss from unconsolidated entities	(21,506)	(9,633)	(33,040)	(6,633)
Lennar Homebuilding other income, net	3,828	13,732	9,567	13,094
Lennar Homebuilding loss due to litigation	—	—	(140,000)	—
Rialto equity in earnings from unconsolidated entities	5,730	6,864	6,452	8,361
Rialto other expense, net	(21,104)	(19,585)	(37,762)	(20,276)
Lennar Multifamily equity in earnings from unconsolidated entities	9,427	14,008	32,574	33,694
Earnings before income taxes	309,600	327,839	359,243	529,532
Provision for income taxes	(108,892)	(103,801)	(128,861)	(160,042)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	200,708	224,038	230,382	369,490
Less: Net earnings (loss) attributable to noncontrolling interests	(12,937)	5,569	(21,343)	6,941
Net earnings attributable to Lennar	$213,645	218,469	251,725	362,549
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	419	919	1,391	482
Reclassification adjustments for (gains) loss included in earnings, net of tax	4	(6)	4	(6)
Other comprehensive income attributable to Lennar	$214,068	219,382	253,120	363,025
Other comprehensive income (loss) attributable to noncontrolling interests	$(12,937)	5,569	(21,343)	6,941
Basic earnings per share	$0.91	1.01	1.07	1.69
Diluted earnings per share	$0.91	0.95	1.07	1.58
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$230,382	369,490
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	29,418	22,752
Amortization of discount/premium and accretion on debt, net	5,059	8,054
Equity in earnings from unconsolidated entities	(5,986)	(35,422)
Distributions of earnings from unconsolidated entities	44,412	43,740
Share-based compensation expense	24,817	22,266
Excess tax benefits from share-based awards	(1,980)	(7,039)
Deferred income tax expense	13,197	45,538
Loss on retirement of debt and notes payable	—	415
Unrealized and realized gains on real estate owned	(3,374)	(12,838)
Impairments of loans receivable, loans held-for-sale and real estate owned	45,803	15,871
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	12,343	2,699
Changes in assets and liabilities:
Decrease in restricted cash	13,968	14,764
Decrease in receivables	16,817	236,084
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(655,183)	(868,779)
Increase in other assets	(13,502)	(28,014)
Decrease in loans held-for-sale	140,372	93,690
Decrease in accounts payable and other liabilities	(56,322)	(98,653)
Net cash used in operating activities	(159,759)	(175,382)
Cash flows from investing activities:
Net additions of operating properties and equipment	(47,043)	(39,216)
Investments in and contributions to unconsolidated entities	(315,755)	(210,225)
Distributions of capital from unconsolidated entities	96,499	103,009
Proceeds from sales of real estate owned	55,521	43,412
Improvements to real estate owned	(392)	(1,717)
Purchases of real estate owned	(148)	—
Receipts of principal payments on loans receivable and other	19,487	5,484
Originations of loans receivable	(14,055)	(16,864)
Purchases of commercial mortgage-backed securities bonds	(40,357)	(33,005)
Acquisition, net of cash acquired	(611,103)	(600)
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(2,719)	1,060
Purchases of Lennar Financial Services investment securities	(26,811)	(11,646)
Proceeds from maturities/sales of Lennar Financial Services investments securities	13,340	10,681
Net cash used in investing activities	$(873,536)	(149,627)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2017	2016
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$—	375,000
Net repayments under warehouse facilities	(144,265)	(230,206)
Proceeds from senior notes	1,250,000	499,024
Debt issuance costs	(14,060)	(3,796)
Redemption of senior notes	(400,000)	(250,000)
Conversions and exchanges on convertible senior notes	—	(233,893)
Proceeds from Rialto notes payable	35,460	—
Principal payments on Rialto notes payable	(10,120)	(2,999)
Proceeds from other borrowings	65,096	15,657
Principal payments on other borrowings	(30,600)	(103,189)
Receipts related to noncontrolling interests	320	167
Payments related to noncontrolling interests	(47,909)	(73,195)
Excess tax benefits from share-based awards	1,980	7,039
Common stock:
Issuances	693	594
Repurchases	(83)	(971)
Dividends	(18,778)	(17,191)
Net cash provided by (used in) financing activities	687,734	(17,959)
Net decrease in cash and cash equivalents	(345,561)	(342,968)
Cash and cash equivalents at beginning of period	1,329,529	1,158,445
Cash and cash equivalents at end of period	$983,968	815,477
Summary of cash and cash equivalents:
Lennar Homebuilding	$747,652	601,192
Rialto	119,592	103,622
Lennar Financial Services	107,436	105,596
Lennar Multifamily	9,288	5,067
	$983,968	815,477
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$63,014	25,420
Non-cash distributions from unconsolidated entities	$—	16,331
Conversion of convertible senior notes to equity	$—	67,535
Purchases of inventories and other assets financed by sellers	$78,948	53,287
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$272	7,703
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	111,347
Investments in unconsolidated entities	$—	(2,445)
Liabilities related to consolidated inventory not owned	$—	(96,424)
Noncontrolling interests	$—	(12,478)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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
On February 10, 2017, the Company acquired WCI Communities, Inc. ("WCI") a homebuilder of luxury single and multifamily homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI stockholders received $642.6 million in cash. The cash consideration was funded primarily from working capital and from proceeds from the issuance of 4.125% senior notes due 2022 (see Note 12).
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

(In thousands)
Assets:
Cash and cash equivalents, restricted cash and receivables, net	$42,079
Inventories	619,458
Intangible assets (1)	59,283
Goodwill (2)	156,633
Deferred tax assets, net	81,752
Other assets	66,173
Total assets	1,025,378
Liabilities:
Accounts payable	26,735
Senior notes and other debts payable	282,793
Other liabilities	73,228
Total liabilities	382,756
Total purchase price	$642,622

(1)	Intangible assets include non-compete agreements and a trade name. The amortization period for these intangible assets is six months for the non-compete agreements and 20 years for the trade name.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of purchasing and other synergies resulting from the merger, expected production, savings in corporate and division overhead costs and expected expanded opportunities for growth through a higher-end more luxurious product, greater presence in the state of Florida and customer diversity. The provisional amount of goodwill allocated to the Company's Homebuilding East segment was $136.6 million and to the Lennar Financial Services segment was $20.0 million. These provisional amounts were based on the relative fair value of each acquired reporting unit in accordance with ASC 350, Intangibles-Goodwill and Other.

Lennar Homebuilding revenue and net earnings attributable to Lennar for the three and six months ended May 31, 2017 included $182.8 million and $202.3 million, respectively, of home sales revenue and $21.9 million and $13.2 million, respectively, of pre-tax earnings from WCI since the date of acquisition, which included transaction-related expenses of $8.0 million and $19.0 million, respectively, comprised mainly of severance costs, general and administrative expenses, and amortization expense related to non-compete agreements and trade name since the date of acquisition. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended May 31, 2017. The pro-forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

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
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses incurred by the segment and loss due to litigation.
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida includes information related to WCI from the date of acquisition (February 10, 2017) to May 31, 2017.
Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. It also includes a real estate brokerage business acquired as part of the WCI transaction. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance, closing services and real estate brokerage, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
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

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Homebuilding East (1)	$4,764,611	3,512,990
Homebuilding Central	2,032,627	1,993,403
Homebuilding West	4,684,956	4,318,924
Homebuilding Other	903,137	907,523
Rialto	1,364,421	1,276,210
Lennar Financial Services	1,444,294	1,754,672
Lennar Multifamily	653,229	526,131
Corporate and unallocated	907,230	1,071,928
Total assets	$16,754,505	15,361,781
Lennar Homebuilding goodwill (2)	$136,633	—
Rialto goodwill	$5,396	5,396
Lennar Financial Services goodwill (2)	$59,838	39,838

(1)	Homebuilding East segment includes the provisional fair values of homebuilding assets acquired as part of the WCI acquisition.

(2)
In connection with the WCI acquisition, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment. These amounts are provisional pending completion of the fair value analysis of acquired assets and liabilities.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues:
Homebuilding East	$1,194,890	954,298	1,962,616	1,613,352
Homebuilding Central	682,342	608,987	1,198,523	1,022,827
Homebuilding West	770,194	718,059	1,322,992	1,269,398
Homebuilding Other	238,315	169,541	420,304	331,789
Lennar Financial Services	208,363	175,940	356,406	299,896
Rialto	67,988	44,838	149,994	88,549
Lennar Multifamily	99,800	74,152	188,485	113,668
Total revenues (1)	$3,261,892	2,745,815	5,599,320	4,739,479
Operating earnings (loss):
Homebuilding East (2)	$153,707	142,938	97,998	227,644
Homebuilding Central	75,944	68,762	128,802	101,957
Homebuilding West	71,224	113,807	124,584	202,641
Homebuilding Other	31,705	17,189	52,534	31,092
Lennar Financial Services	43,727	44,088	64,391	59,019
Rialto	(6,462)	(18,086)	(7,305)	(16,476)
Lennar Multifamily	6,529	14,943	25,712	27,125
Total operating earnings	376,374	383,641	486,716	633,002
Corporate general and administrative expenses	66,774	55,802	127,473	103,470
Earnings before income taxes	$309,600	327,839	359,243	529,532

(1)
Total revenues were net of sales incentives of $174.5 million ($22,700 per home delivered) and $298.1 million ($22,700 per home delivered) for the three and six months ended May 31, 2017, respectively, compared to $146.1 million ($21,800 per home delivered) and $249.8 million ($21,700 per home delivered) for the three and six months ended May 31, 2016, respectively.

(2)	Homebuilding East operating earnings for the six months ended May 31, 2017 included a $140 million loss due to litigation (see Note 17).

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues	$132,587	208,636	178,723	308,362
Costs and expenses	190,845	201,370	269,911	298,570
Other income	6,117	—	6,117	—
Net earnings (loss) of unconsolidated entities	$(52,141)	7,266	(85,071)	9,792
Lennar Homebuilding equity in loss from unconsolidated entities	$(21,506)	(9,633)	(33,040)	(6,633)

For the three and six months ended May 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company’s share of net operating losses from its unconsolidated entities. The operating losses from the Company's unconsolidated entities were primarily driven by general and administrative expenses as there were no significant home and land sale transactions to offset those expenses during the three and six months ended May 31, 2017.
For the both the three and six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of costs associated with the FivePoint combination. This was partially offset by $6.7 million and $12.7 million, respectively, of equity in earnings from one of the Company's unconsolidated entities primarily due to sales to third parties of 253 and 471 homesites, respectively, for the three and six months ended May 31, 2016. For both the three and six months ended May 31, 2016, 312 homesites were sold to Lennar by one of the Company's unconsolidated entities for $92.0 million that resulted in $29.7 million of gross profit, of which the Company's portion was deferred.
Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$393,507	221,334
Inventories	3,979,975	3,889,795
Other assets	961,126	1,334,116
	$5,334,608	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$651,791	791,245
Debt (1)	783,339	888,664
Equity	3,899,478	3,765,336
	$5,334,608	5,445,245

(1)	Debt presented above is net of debt issuance costs of $5.7 million and $4.2 million, as of May 31, 2017 and November 30, 2016, respectively.
On May 2, 2016 (the "Closing Date"), the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity are included within the unconsolidated entities summarized condensed balance sheet presented above. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by Lennar and its venture partner. The transactions did not have a material impact to the Company’s financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, the Company recorded $42.6 million of its share of combination costs and operational net losses in equity in loss from unconsolidated entities on the consolidated statement of operations.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested $100 million in FivePoint. As of May 31, 2017, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment is $356.4 million.

As of May 31, 2017 and November 30, 2016, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $995.4 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both May 31, 2017 and November 30, 2016 was $1.2 billion. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$73,239	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	305,420	147,100
Non-recourse debt without completion guarantees	327,877	320,372
Non-recourse debt to the Company	708,533	840,412
The Company’s maximum recourse exposure (2)	80,468	52,438
Debt issuance costs	(5,662)	(4,186)
Total debt	$783,339	888,664
The Company’s maximum recourse exposure as a % of total JV debt	10%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of the Company's unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)
As of May 31, 2017 and November 30, 2016, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt and one unconsolidated entity's debt, respectively.

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
As of both May 31, 2017 and November 30, 2016, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2017, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2017 and 2016:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	230,382	—	—	—	—	—	251,725	(21,343)
Employee stock and directors plans	1,828	6	—	1,910	(88)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,542	—	—	35,542	—	—	—	—
Amortization of restricted stock	24,817	—	—	24,817	—	—	—	—
Cash dividends	(18,778)	—	—	—	—	—	(18,778)	—
Receipts related to noncontrolling interests	320	—	—	—	—	—	—	320
Payments related to noncontrolling interests	(47,909)	—	—	—	—	—	—	(47,909)
Non-cash activity related to noncontrolling interests	(2,158)	—	—	—	—	—	—	(2,158)
Other comprehensive income, net of tax	1,395	—	—	—	—	1,395	—	—
Balance at May 31, 2017	$7,437,006	20,415	3,298	2,867,618	(109,049)	1,086	4,539,203	114,435

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	369,490	—	—	—	—	—	362,549	6,941
Employee stock and directors plans	472	4	—	1,445	(977)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	67,355	804	—	66,551	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	33,495	—	—	33,495	—	—	—	—
Amortization of restricted stock	22,266	—	—	22,266	—	—	—	—
Cash dividends	(17,191)	—	—	—	—	—	(17,191)	—
Receipts related to noncontrolling interests	167	—	—	—	—	—	—	167
Payments related to noncontrolling interests	(73,195)	—	—	—	—	—	—	(73,195)
Non-cash distributions to noncontrolling interests	(5,033)	—	—	—	—	—	—	(5,033)
Non-cash consolidations, net	12,478							12,478
Non-cash activity related to noncontrolling interests	2,082	—	—	—	—	—	—	2,082
Other comprehensive income, net of tax	476	—	—	—	—	476	—	—
Balance at May 31, 2016	$6,362,934	18,874	3,298	2,429,317	(108,732)	515	3,775,094	244,568

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2017	2016	2017	2016
Provision for income taxes	$(108,892)	(103,801)	(128,861)	(160,042)
Effective tax rate (1)	33.76%	32.21%	33.86%	30.62%

(1)
For the three and six months ended May 31, 2017 and 2016, the effective tax rate included tax benefits for (1) settlements with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense.

As of May 31, 2017 and November 30, 2016, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $369.0 million and $277.4 million, respectively.
At both May 31, 2017 and November 30, 2016, the Company had $12.3 million of gross unrecognized tax benefits.
At May 31, 2017, the Company had $47.8 million accrued for interest and penalties, of which $2.2 million was accrued during the six months ended May 31, 2017. During the six months ended May 31, 2017, the accrual for interest and penalties was reduced by $0.4 million, primarily as a result of interest payments. At November 30, 2016, the Company had $46.0 million accrued for interest and penalties.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net earnings attributable to Lennar	$213,645	218,469	251,725	362,549
Less: distributed earnings allocated to nonvested shares	91	86	203	175
Less: undistributed earnings allocated to nonvested shares	1,972	2,119	2,254	3,552
Numerator for basic earnings per share	211,582	216,264	249,268	358,822
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	214	396	552	598
Plus: interest on 3.25% convertible senior notes due 2021	—	1,889	—	3,872
Plus: undistributed earnings allocated to convertible shares	—	2,119	—	3,552
Less: undistributed earnings reallocated to convertible shares	—	1,987	—	3,321
Numerator for diluted earnings per share	$211,368	217,889	248,716	362,327
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	232,217	213,601	232,205	211,947
Effect of dilutive securities:
Share-based payments	2	4	2	4
Convertible senior notes	—	16,312	—	17,466
Denominator for diluted earnings per share - weighted average common shares outstanding	232,219	229,917	232,207	229,417
Basic earnings per share	$0.91	1.01	1.07	1.69
Diluted earnings per share	$0.91	0.95	1.07	1.58

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For the three and six months ended May 31, 2017 and 2016, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$107,436	123,964
Restricted cash	13,311	17,053
Receivables, net (1)	213,550	409,528
Loans held-for-sale (2)	820,443	939,405
Loans held-for-investment, net	32,691	30,004
Investments held-to-maturity	54,824	41,991
Investments available-for-sale (3)	56,005	53,570
Goodwill (4)	59,838	39,838
Other (5)	86,196	99,319
	$1,444,294	1,754,672
Liabilities:
Notes and other debts payable	$792,623	1,077,228
Other (6)	245,040	241,055
	$1,037,663	1,318,283

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2017 and November 30, 2016, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of May 31, 2017, goodwill included $20.0 million of goodwill related to the WCI acquisition. The amount provided herein is provisional, pending completion of the fair value analysis of WCI's acquired assets and liabilities assumed (see Note 2).

(5)
As of May 31, 2017 and November 30, 2016, other assets included mortgage loan commitments carried at fair value of $18.4 million and $7.4 million, respectively, and mortgage servicing rights carried at fair value of $27.4 million and $23.9 million, respectively. In addition, other assets also included forward contracts carried at fair value of $26.5 million as of November 30, 2016.

(6)
As of May 31, 2017 and November 30, 2016, other liabilities included $58.4 million and $57.4 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $6.8 million as of May 31, 2017.

At May 31, 2017, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2017 (1)	$600,000
364-day warehouse repurchase facility that matures September 2017	300,000
364-day warehouse repurchase facility that matures December 2017 (2)	400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
Total	$1,450,000

(1)	Subsequent to May 31, 2017, the warehouse repurchase facility maturity date was extended to June 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $792.4 million and $1.1 billion at May 31, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $824.1 million and $1.1 billion at May 31, 2017 and November 30, 2016, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Loan origination liabilities, beginning of period	$25,003	20,108	24,905	19,492
Provision for losses	1,066	1,110	1,944	1,898
Payments/settlements	(157)	(224)	(937)	(396)
Loan origination liabilities, end of period	$25,912	20,994	25,912	20,994

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$119,592	148,827
Restricted cash (1)	6,026	9,935
Receivables, net (2)	415,285	204,518
Loans held-for-sale (3)	106,615	126,947
Loans receivable, net	65,326	111,608
Real estate owned, net	160,452	243,703
Investments in unconsolidated entities	244,301	245,741
Investments held-to-maturity	112,452	71,260
Other	134,372	113,671
	$1,364,421	1,276,210
Liabilities:
Notes and other debts payable (4)	$781,845	622,335
Other	78,767	85,645
	$860,612	707,980

(1)
Restricted cash primarily consists of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily related to loans sold but not settled as of May 31, 2017 and November 30, 2016, respectively.

(3)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value and loans in the FDIC Portfolios carried at lower of cost or market.

(4)
As of May 31, 2017 and November 30, 2016, notes and other debts payable primarily included $349.0 million and $348.7 million, respectively, related to Rialto's 7.00% senior notes due 2018, and $363.6 million and $223.5 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the six months ended May 31, 2017, RMF originated loans with a total principal balance of $837.7 million of which $823.7 million were recorded as loans held-for-sale and $14.1 million were recorded as accrual loans within loans receivable, net, and sold $870.4 million of loans into five separate securitizations. During the six months ended May 31, 2016, RMF originated loans with a total principal balance of $670.3 million of which $654.0 million were recorded as loans held-for-sale and $16.3 million as accrual loans within loans receivable, net, and sold $766.4 million of loans into five separate securitizations. As of May 31, 2017 and November 30, 2016, originated loans with an unpaid principal balance of $392.7 million and $199.8 million, respectively, were sold into a securitization trust but not settled and thus were included as receivables, net.
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
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto has until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. After July 10, 2017, the FDIC can, at its discretion, sell any remaining assets. At May 31, 2017, the consolidated LLCs had total combined assets of $117.5 million, which primarily included $80.3 million of real estate owned, net and $23.8 million of loans held-for-sale.
Warehouse Facilities
At May 31, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2017	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (1)	100,000
Total	$1,050,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million as of both May 31, 2017 and November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $320.3 million and $180.2 million as of May 31, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors and by collecting on receivables on loans sold, but not yet paid for. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments in Unconsolidated Entities
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

The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2017	May 31, 2017	November 30, 2016
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$48,519	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	84,862	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	21,188	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,948	50,519
Rialto Real Estate Fund III	2015	1,887,000	362,242	140,000	25,318	25,520	9,093
Rialto Credit Partnership, LP	2016	220,000	121,225	19,999	11,020	11,182	5,794
Other investments						2,082	2,384
						$244,301	245,741

During the three and six months ended May 31, 2017, Rialto received $2.2 million and $3.1 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, during the three and six months ended May 31, 2017, Rialto received $8.8 million and $18.8 million, respectively, of distributions with regard to its carried interest in Rialto Real Estate Fund, LP. During the three and six months ended May 31, 2016, Rialto received $2.5 million and $7.4 million, respectively, of such advanced distributions.
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$77,047	230,229
Loans receivable	434,771	406,812
Real estate owned	360,337	439,191
Investment securities	1,543,517	1,379,155
Investments in partnerships	415,316	398,535
Other assets	190,885	29,036
	$3,021,873	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$44,989	36,131
Notes payable (1)	617,587	532,264
Equity	2,359,297	2,314,563
	$3,021,873	2,882,958

(1)	Notes payable are net of debt issuance costs of $4.1 million and $2.9 million, as of May 31, 2017 and November 30, 2016, respectively.

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues	$61,030	51,240	118,186	95,536
Costs and expenses	29,000	20,704	57,001	41,603
Other income, net (1)	9,321	26,710	9,648	11,548
Net earnings of unconsolidated entities	$41,351	57,246	70,833	65,481
Rialto equity in earnings from unconsolidated entities	$5,730	6,864	6,452	8,361

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Investments held-to-maturity
At May 31, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $112.5 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 78% with coupon rates ranging from 1.3% to 4.4%, stated and assumed final distribution dates between November 2020 and February 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and six months ended May 31, 2017 or May 31, 2016. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$9,288	6,600
Receivables (1)	64,740	58,929
Land under development	171,066	139,713
Investments in unconsolidated entities	377,265	318,559
Other assets	30,870	2,330
	$653,229	526,131
Liabilities:
Accounts payable and other liabilities	$123,166	117,973

(1)	Receivables primarily related to general contractor services and management fee income receivables due from unconsolidated entities as of May 31, 2017 and November 30, 2016, respectively.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2017 and November 30, 2016, the fair value of the completion guarantees was immaterial. Additionally, as of May 31, 2017 and November 30, 2016, the Lennar Multifamily segment had $15.2 million and $32.0 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of May 31, 2017 and November 30, 2016, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $744.2 million and $589.4 million, respectively.

In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and six months ended May 31, 2017, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $15.2 million and $28.1 million, respectively. During the three and six months ended May 31, 2016, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $9.3 million and $17.4 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and six months ended May 31, 2017, the Lennar Multifamily segment provided general contractor services totaling $84.6 million and $160.4 million, respectively, which were partially offset by costs related to those services of $83.3 million and $157.0 million, respectively. During the three and six months ended May 31, 2016, the Lennar Multifamily segment provided general contractor services totaling $53.5 million and $84.9 million, respectively, which were partially offset by costs related to those services of $51.7 million and $82.3 million, respectively.
The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the six months ended May 31, 2017, $334.5 million in equity commitments were called, of which the Company contributed $76.0 million representing the Company's pro-rata portion of the called equity. During the six months ended May 31, 2017, the Company received no distributions as a return of capital from the Venture, except for distributions of capital related to land contributions to the Venture. As of May 31, 2017, $1.3 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $291.9 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $212.1 million. As of May 31, 2017 and November 30, 2016, the carrying value of the Company's investment in the Venture was $268.1 million and $198.2 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$44,765	43,658
Operating properties and equipment	2,658,080	2,210,627
Other assets	38,160	33,703
	$2,741,005	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$223,061	196,617
Notes payable (1)	727,070	577,085
Equity	1,790,874	1,514,286
	$2,741,005	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.1 million and $12.3 million, as of May 31, 2017 and November 30, 2016, respectively.

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues	$13,975	9,649	25,592	17,963
Costs and expenses	24,477	14,058	46,823	25,730
Other income, net	28,190	30,272	78,729	70,394
Net earnings of unconsolidated entities	$17,688	25,863	57,498	62,627
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$9,427	14,008	32,574	33,694

(1)
During three and six months ended May 31, 2017, the Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains, respectively. During the three and six months ended May 31, 2016, the Lennar Multifamily segment sold one and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $35.8 million share of gains, respectively.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2017 and November 30, 2016 included $274.8 million and $460.5 million, respectively, of cash held in escrow for approximately 3 days.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2017	November 30, 2016
4.75% senior notes due December 2017	398,851	398,479
6.95% senior notes due 2018	248,905	248,474
4.125% senior notes due December 2018	274,174	273,889
4.500% senior notes due 2019	498,397	498,002
4.50% senior notes due 2019	597,899	597,474
4.750% senior notes due 2021	496,938	496,547
6.875% senior notes due 2021 (1)	260,157	—
4.125% senior notes due 2022	595,514	—
4.750% senior notes due 2022	568,944	568,404
4.875% senior notes due December 2023	394,567	394,170
4.500% senior notes due 2024	645,113	—
4.750% senior notes due 2025	496,449	496,226
12.25% senior notes due 2017	—	398,232
Mortgage notes on land and other debt	291,781	206,080
	$5,767,689	4,575,977

(1)
The Company became a co-borrower with regard to the 6.875% senior notes due 2021 (the "6.875% Senior Notes") as a result of the WCI acquisition. The 6.875% Senior Notes were recorded at fair value with a principal outstanding amount of $249.8 million and are callable at declining premiums until maturity.

The carrying amounts of the senior notes listed above are net of debt issuance costs of $28.1 million and $22.1 million, as of May 31, 2017 and November 30, 2016, respectively.
In May 2017, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $1.8 billion to $2.0 billion and extend the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of May 31, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at May 31, 2017. In addition, the Company had $330 million of letter of credit facilities with different financial institutions.

The Company’s performance letters of credit outstanding were $318.7 million and $270.8 million, respectively, at May 31, 2017 and November 30, 2016. The Company’s financial letters of credit outstanding were $144.3 million and $210.3 million, at May 31, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2017, the Company had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2017, there were approximately $575.4 million, or 48%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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
In April 2017, the Company issued $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were $645.0 million. The Company used a portion of the net proceeds from the sales of the 4.50% Senior Notes for the retirement of its 12.25% senior notes due 2017 for 100% of the $400 million outstanding principal amount, plus accrued and unpaid interest. The Company intends to use the balance of the net proceeds together with cash on hand for general corporate purposes, which may include the redemption of its 6.875% senior notes due 2021. Interest on the 4.50% Senior Notes is due semi-annually beginning October 30, 2017. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Warranty reserve, beginning of period	$138,987	124,733	135,403	130,853
Warranties issued	29,430	24,997	50,150	42,570
Adjustments to pre-existing warranties from changes in estimates (1)	7,987	(115)	10,333	(735)
Warranties assumed related to the WCI acquisition	—	—	6,345	—
Payments	(24,571)	(22,456)	(50,398)	(45,529)
Warranty reserve, end of period	$151,833	127,159	151,833	127,159

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2017 and 2016 primarily related to specific claims related to certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three and six months ended May 31, 2017 and 2016, the Company granted employees an immaterial number of nonvested shares. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2017 was $12.3 million and $24.8 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2016 was $11.1 million and $22.3 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2017 and November 30, 2016, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2017		November 30, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$65,326	65,326	111,608	113,747
Investments held-to-maturity	Level 3	$112,452	112,747	71,260	69,992
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$32,691	31,211	30,004	31,233
Investments held-to-maturity	Level 2	$54,824	54,857	41,991	42,058
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,767,689	5,964,645	4,575,977	4,669,643
Rialto notes and other debts payable	Level 2	$781,845	803,943	622,335	646,366
Lennar Financial Services notes and other debts payable	Level 2	$792,623	792,623	1,077,228	1,077,228

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at May 31, 2017	Fair Value at November 30, 2016
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$82,803	126,947
Credit default swaps (2)	Level 2	$2,046	2,863
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 2	$906	6
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (4)	Level 2	$820,443	939,405
Investments available-for-sale	Level 1	$56,005	53,570
Mortgage loan commitments	Level 2	$18,372	7,437
Forward contracts	Level 2	$(6,796)	26,467
Mortgage servicing rights	Level 3	$27,370	23,930

(1)
The aggregate fair value of RMF loans held-for-sale of $82.8 million at May 31, 2017 exceeds their aggregate principal balance of $80.4 million by $2.4 million. The aggregate fair value of loans held-for-sale of $126.9 million at November 30, 2016 was below their aggregate principal balance of $127.8 million by $0.9 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)	Rialto's interest rate swaps and swap futures are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $820.4 million at May 31, 2017 exceeds their aggregate principal balance of $788.0 million by $32.4 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $939.4 million at November 30, 2016 exceeded their aggregate principal balance of $931.0 million by $8.4 million.

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
Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2017 and November 30, 2016. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.

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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of May 31, 2017. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2016.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2017, the segment had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through August 2017.
Lennar Financial Services mortgage servicing rights- Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2017, the key assumptions used in determining the fair value include a 14.1% mortgage prepayment rate, a 12.3% discount rate and a 6.1% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$10,737	3,121	24,037	3,634
Mortgage loan commitments	$4,715	(231)	10,935	5,822
Forward contracts	$(5,049)	7,988	(33,263)	(2,180)
Investments available-for-sale	$(4)	6	(4)	6
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(885)	(3,408)	(1,316)	23
Financial Liabilities:
Interest rate swaps and swap futures	$(787)	5,879	(900)	873
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$419	919	1,391	482

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended May 31,
	2017		2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$26,497	44,939	15,810	243,230
Purchases/loan originations	2,866	429,320	2,375	348,188
Sales/loan originations sold, including those not settled	—	(392,678)	—	(386,226)
Disposals/settlements	(904)	—	(943)	—
Changes in fair value (1)	(1,089)	1,078	999	(5,293)
Interest and principal paydowns	—	144	—	(484)
Ending balance	$27,370	82,803	18,241	199,415

	Six Months Ended May 31,
	2017		2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$23,930	126,947	16,770	316,275
Purchases/loan originations	5,712	823,660	3,994	653,973
Sales/loan originations sold, including those not settled	—	(870,394)	—	(767,892)
Disposals/settlements	(1,795)	—	(1,570)	—
Changes in fair value (1)	(477)	2,498	(953)	(1,209)
Interest and principal paydowns	—	92	—	(1,732)
Ending balance	$27,370	82,803	18,241	199,415

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represents only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2017			2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$4	—	(4)	56,010	51,628	(4,382)
FDIC Portfolios loans held-for-sale	Level 3	$29,030	23,812	(5,218)	—	—	—
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$6,659	2,745	(3,914)	—	—	—
Land and land under development (2)	Level 3	$6,771	3,094	(3,677)	1,855	1,500	(355)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$21,429	20,271	(1,158)	15,470	14,809	(661)
Upon management periodic valuations	Level 3	$50,075	36,250	(13,825)	19,719	14,983	(4,736)

		Six Months Ended May 31,
		2017			2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Gains (Losses), Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$31,554	18,885	(12,669)	63,627	56,906	(6,721)
FDIC Portfolios loans held-for-sale	Level 3	$29,030	23,812	(5,218)	—	—	—
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$6,659	2,745	(3,914)	—	—	—
Land and land under development (2)	Level 3	$6,771	3,094	(3,677)	5,682	4,925	(757)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$30,303	28,690	(1,613)	33,436	35,492	2,056
Upon management periodic valuations	Level 3	$84,330	58,176	(26,154)	39,238	31,632	(7,606)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and six months ended May 31, 2017 and 2016.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three and six months ended May 31, 2017 and 2016.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The losses, net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2017 and 2016.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2016.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of May 31, 2017 and 2016, there were 732 and 689 active communities, excluding unconsolidated entities, respectively. As of May 31, 2017, the Company identified 16 communities with 677 homesites and a corresponding carrying value of $70.0 million as having potential indicators of impairment. Of those communities, the Company recorded a valuation adjustment of $7.5 million on 469 homesites in six communities with a carrying value of $12.0 million.
As of May 31, 2016, the Company identified 20 communities with 652 homesites and a corresponding carrying value of $116.0 million as having potential indicators of impairment. For the six months ended May 31, 2016, the Company recorded no impairments.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the six months ended May 31, 2017:

	Six Months Ended
	May 31, 2017
Unobservable inputs	Range
Average selling price	$125,000	-	$567,000
Absorption rate per quarter (homes)	4	-	10
Discount rate	20%

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2017. Based on the Company's evaluation, during the six months ended May 31, 2017, there were no VIEs that were consolidated or deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	May 31, 2017	November 30, 2016
Lennar Homebuilding	$995,400	811,723
Rialto	$244,301	245,741
Lennar Multifamily	$377,265	318,559

Consolidated VIEs
As of May 31, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $575.7 million and $144.1 million, respectively. As of November 30, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $536.3 million and $126.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of May 31, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$214,608	290,705
Rialto (2)	112,452	112,452
Lennar Multifamily (3)	309,198	537,997
	$636,258	941,154
As of November 30, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$120,940	164,804
Rialto (2)	71,260	71,260
Lennar Multifamily (3)	240,928	549,093
	$433,128	785,157

(1)
At both May 31, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $72.9 million and $43.4 million, respectively.

(2)
At both May 31, 2017 and November 30, 2016, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. At May 31, 2017 and November 30, 2016, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $112.5 million and $71.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of May 31, 2017 and November 30, 2016, the remaining equity commitment of $212.1 million and $288.2 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, at May 31, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $15.1 million and $19.7 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of May 31, 2017, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $212.1 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $15.1 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $72.9 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the six months ended May 31, 2017, consolidated inventory not owned increased by $17.6 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2017. The increase was primarily related to the consolidation of an option agreement, partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $91.1 million and $85.0 million at May 31, 2017 and November 30, 2016, respectively. Additionally, the Company had posted $41.1 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2017 and November 30, 2016, respectively.

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

On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. Following oral argument, the Company concluded that it was appropriate to establish an accrual of $140 million for the litigation. The accrual represented the high end of the range of expected liability associated with the litigation, and did not include the Company’s estimate of the fair value of the property. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit issued a decision upholding the lower court’s decision. The Company subsequently purchased the property for $114 million, which approximates the Company's estimate of the fair value of the property, and paid approximately $124 million in interest and other closing costs. The Company previously accrued for the amount we expect to pay as reimbursement for attorney’s fees.

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
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is continuing to evaluate the method and impact the adoption of these ASUs and ASU 2014-09 will have on its condensed consolidated financial statements.
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
The indentures governing the Company’s 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 4.750% senior notes due 2021, 6.875% senior notes due 2021, 4.125% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.50% senior notes due 2024 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2017 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12. In addition, effective February 10, 2017, in connection with the acquisition of WCI, the Company agreed to become a co-issuer of the 6.875% senior notes due 2021 that were issued by WCI and guaranteed by several of its wholly-owned subsidiaries. Because WCI and those subsidiaries are in effect guarantors of the Company’s obligations as a co-issuer of the 6.875% senior notes due 2021, most of those subsidiaries must also guarantee the Company’s obligations with regard to its senior notes. As such, WCI and its subsidiaries are included in the subsidiaries that are referred to as “Guarantor Subsidiaries” in the following tables. The separate assets and liabilities of WCI and its subsidiaries are set forth in Note 2. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2017 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$554,381	265,539	16,769	—	836,689
Inventories	—	10,157,196	275,978	—	10,433,174
Investments in unconsolidated entities	—	978,629	16,771	—	995,400
Goodwill	—	136,633	—	—	136,633
Other assets	224,770	579,538	99,507	(13,150)	890,665
Investments in subsidiaries	4,501,309	72,290	—	(4,573,599)	—
Intercompany	7,670,891	—	—	(7,670,891)	—
	12,951,351	12,189,825	409,025	(12,257,640)	13,292,561
Rialto	—	—	1,364,421	—	1,364,421
Lennar Financial Services	—	123,529	1,323,623	(2,858)	1,444,294
Lennar Multifamily	—	—	653,229	—	653,229
Total assets	$12,951,351	12,313,354	3,750,298	(12,260,498)	16,754,505
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$413,029	866,959	130,835	(16,008)	1,394,815
Liabilities related to consolidated inventory not owned	—	120,054	13,500	—	133,554
Senior notes and other debts payable	5,215,751	534,593	17,345	—	5,767,689
Intercompany	—	6,573,012	1,097,879	(7,670,891)	—
	5,628,780	8,094,618	1,259,559	(7,686,899)	7,296,058
Rialto	—	—	860,612	—	860,612
Lennar Financial Services	—	38,100	999,563	—	1,037,663
Lennar Multifamily	—	—	123,166	—	123,166
Total liabilities	5,628,780	8,132,718	3,242,900	(7,686,899)	9,317,499
Stockholders’ equity	7,322,571	4,180,636	392,963	(4,573,599)	7,322,571
Noncontrolling interests	—	—	114,435	—	114,435
Total equity	7,322,571	4,180,636	507,398	(4,573,599)	7,437,006
Total liabilities and equity	$12,951,351	12,313,354	3,750,298	(12,260,498)	16,754,505

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$705,126	436,090	21,875	—	1,163,091
Inventories	—	8,901,874	277,052	—	9,178,926
Investments in unconsolidated entities	—	793,840	17,883	—	811,723
Other assets	227,267	346,865	84,224	(7,328)	651,028
Investments in subsidiaries	3,918,687	130,878	—	(4,049,565)	—
Intercompany	7,017,962	—	—	(7,017,962)	—
	11,869,042	10,609,547	401,034	(11,074,855)	11,804,768
Rialto	—	—	1,276,210	—	1,276,210
Lennar Financial Services loans held-for-sale	—	—	939,405	—	939,405
Lennar Financial Services all other assets	—	103,000	715,758	(3,491)	815,267
Lennar Multifamily	—	—	526,131	—	526,131
Total assets	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$473,103	778,249	79,462	(10,819)	1,319,995
Liabilities related to consolidated inventory not owned	—	13,582	96,424	—	110,006
Senior notes and other debts payable	4,369,897	203,572	2,508	—	4,575,977
Intercompany	—	6,071,778	946,184	(7,017,962)	—
	4,843,000	7,067,181	1,124,578	(7,028,781)	6,005,978
Rialto	—	—	707,980	—	707,980
Lennar Financial Services	—	38,530	1,279,753	—	1,318,283
Lennar Multifamily	—	—	117,973	—	117,973
Total liabilities	4,843,000	7,105,711	3,230,284	(7,028,781)	8,150,214
Stockholders’ equity	7,026,042	3,606,836	442,729	(4,049,565)	7,026,042
Noncontrolling interests	—	—	185,525	—	185,525
Total equity	7,026,042	3,606,836	628,254	(4,049,565)	7,211,567
Total liabilities and equity	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,875,612	10,129	—	2,885,741
Lennar Financial Services	—	86,596	126,767	(5,000)	208,363
Rialto	—	—	67,988	—	67,988
Lennar Multifamily	—	—	99,835	(35)	99,800
Total revenues	—	2,962,208	304,719	(5,035)	3,261,892
Cost and expenses:
Lennar Homebuilding	—	2,525,007	10,718	(242)	2,535,483
Lennar Financial Services	—	77,742	92,673	(5,779)	164,636
Rialto	—	—	59,166	(90)	59,076
Lennar Multifamily	—	—	102,698	—	102,698
Corporate general and administrative	65,217	291	—	1,266	66,774
Total costs and expenses	65,217	2,603,040	265,255	(4,845)	2,928,667
Lennar Homebuilding equity in loss from unconsolidated entities	—	(21,468)	(38)	—	(21,506)
Lennar Homebuilding other income (expense), net	(180)	1,880	1,938	190	3,828
Rialto equity in earnings from unconsolidated entities	—	—	5,730	—	5,730
Rialto other expense, net	—	—	(21,104)	—	(21,104)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	9,427	—	9,427
Earnings (loss) before income taxes	(65,397)	339,580	35,417	—	309,600
Benefit (provision) for income taxes	21,822	(112,372)	(18,342)	—	(108,892)
Equity in earnings from subsidiaries	257,220	21,415	—	(278,635)	—
Net earnings (including net loss attributable to noncontrolling interests)	213,645	248,623	17,075	(278,635)	200,708
Less: Net loss attributable to noncontrolling interests	—	—	(12,937)	—	(12,937)
Net earnings attributable to Lennar	$213,645	248,623	30,012	(278,635)	213,645
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$—	—	419	—	419
Reclassification adjustments for loss included in earnings, net of tax	—	—	4	—	4
Other comprehensive income attributable to Lennar	$213,645	248,623	30,435	(278,635)	214,068
Other comprehensive loss attributable to noncontrolling interests	$—	—	(12,937)	—	(12,937)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,450,885	—	—	2,450,885
Lennar Financial Services	—	53,310	127,642	(5,012)	175,940
Rialto	—	—	44,838	—	44,838
Lennar Multifamily	—	—	74,171	(19)	74,152
Total revenues	—	2,504,195	246,651	(5,031)	2,745,815
Cost and expenses:
Lennar Homebuilding	—	2,126,412	(6,231)	(7,893)	2,112,288
Lennar Financial Services	—	48,204	81,255	2,393	131,852
Rialto	—	—	50,260	(57)	50,203
Lennar Multifamily	—	—	73,217	—	73,217
Corporate general and administrative	54,282	254	—	1,266	55,802
Total costs and expenses	54,282	2,174,870	198,501	(4,291)	2,423,362
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(10,860)	1,227	—	(9,633)
Lennar Homebuilding other income (expense), net	(732)	22,623	(8,899)	740	13,732
Rialto equity in earnings from unconsolidated entities	—	—	6,864	—	6,864
Rialto other expense, net	—	—	(19,585)	—	(19,585)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,008	—	14,008
Earnings (loss) before income taxes	(55,014)	341,088	41,765	—	327,839
Benefit (provision) for income taxes	18,025	(108,653)	(13,173)	—	(103,801)
Equity in earnings from subsidiaries	255,458	15,458	—	(270,916)	—
Net earnings (including net earnings attributable to noncontrolling interests)	218,469	247,893	28,592	(270,916)	224,038
Less: Net earnings attributable to noncontrolling interests	—	—	5,569	—	5,569
Net earnings attributable to Lennar	$218,469	247,893	23,023	(270,916)	218,469
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	919	—	919
Reclassification adjustments for gains included in earnings, net of tax	—	—	(6)	—	(6)
Other comprehensive income attributable to Lennar	$218,469	247,893	23,936	(270,916)	219,382
Other comprehensive income attributable to noncontrolling interests	$—	—	5,569	—	5,569

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	4,888,494	15,941	—	4,904,435
Lennar Financial Services	—	137,105	229,299	(9,998)	356,406
Rialto	—	—	149,994	—	149,994
Lennar Multifamily	—	—	188,552	(67)	188,485
Total revenues	—	5,025,599	583,786	(10,065)	5,599,320
Cost and expenses:
Lennar Homebuilding	—	4,319,017	18,586	(559)	4,337,044
Lennar Financial Services	—	126,798	176,661	(11,444)	292,015
Rialto	—	—	126,131	(142)	125,989
Lennar Multifamily	—	—	195,347	—	195,347
Corporate general and administrative	124,396	546	—	2,531	127,473
Total costs and expenses	124,396	4,446,361	516,725	(9,614)	5,077,868
Lennar Homebuilding equity in loss from unconsolidated entities	—	(33,028)	(12)	—	(33,040)
Lennar Homebuilding other income (expense), net	(431)	6,653	2,894	451	9,567
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	6,452	—	6,452
Rialto other expense, net	—	—	(37,762)	—	(37,762)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	32,574	—	32,574
Earnings (loss) before income taxes	(124,827)	412,863	71,207	—	359,243
Benefit (provision) for income taxes	42,266	(135,716)	(35,411)	—	(128,861)
Equity in earnings from subsidiaries	334,286	28,308	—	(362,594)	—
Net earnings (including net loss attributable to noncontrolling interests)	251,725	305,455	35,796	(362,594)	230,382
Less: Net loss attributable to noncontrolling interests	—	—	(21,343)	—	(21,343)
Net earnings attributable to Lennar	$251,725	305,455	57,139	(362,594)	251,725
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,391	—	1,391
Reclassification adjustments for loss included in earnings, net of tax	—	—	4	—	4
Other comprehensive income attributable to Lennar	$251,725	305,455	58,534	(362,594)	253,120
Other comprehensive loss attributable to noncontrolling interests	$—	—	(21,343)	—	(21,343)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	4,237,366	—	—	4,237,366
Lennar Financial Services	—	93,920	215,984	(10,008)	299,896
Rialto	—	—	88,549	—	88,549
Lennar Multifamily	—	—	113,700	(32)	113,668
Total revenues	—	4,331,286	418,233	(10,040)	4,739,479
Cost and expenses:
Lennar Homebuilding	—	3,682,578	8,632	(10,717)	3,680,493
Lennar Financial Services	—	90,016	151,324	(463)	240,877
Rialto	—	—	93,477	(367)	93,110
Lennar Multifamily	—	—	120,237	—	120,237
Corporate general and administrative	100,430	509	—	2,531	103,470
Total costs and expenses	100,430	3,773,103	373,670	(9,016)	4,238,187
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(7,011)	378	—	(6,633)
Lennar Homebuilding other income (expense), net	(1,006)	12,950	126	1,024	13,094
Rialto equity in earnings from unconsolidated entities	—	—	8,361	—	8,361
Rialto other expense, net	—	—	(20,276)	—	(20,276)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	33,694	—	33,694
Earnings (loss) before income taxes	(101,436)	564,122	66,846	—	529,532
Benefit (provision) for income taxes	31,060	(170,363)	(20,739)	—	(160,042)
Equity in earnings from subsidiaries	432,925	19,996	—	(452,921)	—
Net earnings (including net earnings attributable to noncontrolling interests)	362,549	413,755	46,107	(452,921)	369,490
Less: Net earnings attributable to noncontrolling interests	—	—	6,941	—	6,941
Net earnings attributable to Lennar	$362,549	413,755	39,166	(452,921)	362,549
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	482	—	482
Reclassification adjustments for gains included in earnings, net of tax	—	—	(6)	—	(6)
Other comprehensive income attributable to Lennar	$362,549	413,755	39,642	(452,921)	363,025
Other comprehensive income attributable to noncontrolling interests	$—	—	6,941	—	6,941

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$251,725	305,455	35,796	(362,594)	230,382
Distributions of earnings from guarantor and non-guarantor subsidiaries	334,286	28,308	—	(362,594)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(340,147)	(412,545)	(43)	362,594	(390,141)
Net cash provided by (used in) operating activities	245,864	(78,782)	35,753	(362,594)	(159,759)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(218,153)	(1,103)	—	(219,256)
Proceeds from sales of real estate owned	—	—	55,521	—	55,521
Originations of loans receivable	—	—	(14,055)	—	(14,055)
Purchases of commercial mortgage-backed securities bonds	—	—	(40,357)	—	(40,357)
Acquisition, net of cash acquired	(611,103)	—	—	—	(611,103)
Other	(3,897)	(23,370)	(17,019)	—	(44,286)
Distributions of capital from guarantor and non-guarantor subsidiaries	60,000	60,000	—	(120,000)	—
Intercompany	(657,990)	—	—	657,990	—
Net cash used in investing activities	(1,212,990)	(181,523)	(17,013)	537,990	(873,536)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(51)	(144,214)	—	(144,265)
Proceeds from senior notes and debt issuance costs	1,240,449	—	(4,509)	—	1,235,940
Redemption of senior notes	(400,000)	—	—	—	(400,000)
Net proceeds on Rialto notes payable	—	—	25,340	—	25,340
Net proceeds (payments) on other borrowings	—	(28,705)	63,201	—	34,496
Net payments related to noncontrolling interests	—		(47,589)	—	(47,589)
Excess tax benefits from share-based awards	1,980	—	—	—	1,980
Common stock:
Issuances	693	—	—	—	693
Repurchases	(83)	—	—	—	(83)
Dividends	(18,778)	(365,455)	(117,139)	482,594	(18,778)
Intercompany	—	497,457	160,533	(657,990)	—
Net cash provided by (used in) financing activities	824,261	103,246	(64,377)	(175,396)	687,734
Net decrease in cash and cash equivalents	(142,865)	(157,059)	(45,637)	—	(345,561)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$554,247	220,011	209,710	—	983,968

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$362,549	413,755	46,107	(452,921)	369,490
Distributions of earnings from guarantor and non-guarantor subsidiaries	432,925	19,996	—	(452,921)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(412,335)	(789,132)	203,674	452,921	(544,872)
Net cash provided by (used in) operating activities	383,139	(355,381)	249,781	(452,921)	(175,382)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(65,441)	(41,775)	—	(107,216)
Proceeds from sales of real estate owned	—	—	43,412	—	43,412
Originations of loans receivable	—	—	(16,864)	—	(16,864)
Receipts of principal payments on loans receivable	—	—	5,484	—	5,484
Purchases of commercial mortgage-backed securities bonds	—	—	(33,005)	—	(33,005)
Other	(6,704)	(30,269)	(4,465)	—	(41,438)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	40,000	—	(80,000)	—
Intercompany	(1,008,886)	—	—	1,008,886	—
Net cash used in investing activities	(975,590)	(55,710)	(47,213)	928,886	(149,627)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	375,000	—	—	—	375,000
Net repayments under warehouse facilities	—	—	(230,206)	—	(230,206)
Proceeds from senior notes and debt issuance costs	495,974	—	(746)	—	495,228
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(233,893)	—	—	—	(233,893)
Principal payments on Rialto notes payable	—	—	(2,999)	—	(2,999)
Net payments on other borrowings		(87,532)	—	—	(87,532)
Net payments related to noncontrolling interests	—	—	(73,028)	—	(73,028)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	594	—	—	—	594
Repurchases	(971)	—	—	—	(971)
Dividends	(17,191)	(453,755)	(79,166)	532,921	(17,191)
Intercompany	—	879,733	129,153	(1,008,886)	—
Net cash provided by (used in) financing activities	376,552	338,446	(256,992)	(475,965)	(17,959)
Net decrease in cash and cash equivalents	(215,899)	(72,645)	(54,424)	—	(342,968)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$359,922	263,403	192,152	—	815,477

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market seems to continue to be giving way to a more definitive reversion to normal, and our belief regarding the drivers behind this; our expectation that we will experience increased pricing power as a result of the drivers of the housing recovery; our expectation that demand will continue to build and come to the market over the next few years and that it should drive increased production; our belief that first-time home buyers will continue to come to the housing market, and the drivers behind this; our expectation that we will be able to continue the pivot of our land strategy towards shorter-term land acquisitions and that we will be able to maintain a 7% to 10% growth rate for the company while we enhance our operating platform by reducing SG&A expenses; our expectation that our 2017 growth rate should be on the higher side or a little bit over our growth goal for the year; our expectation that we will continue to invest in various technologies to significantly improve our operating model; our expectation that in the second half of 2017, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell, and our belief regarding the drivers of such margins; our expectation that we will continue to see somewhat lower gross margins in the third quarter of 2017 compared to the third quarter of 2016; our expectation that we will continue to identify and invest in unique and enticing land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions; our expectation that the Company’s main driver of earnings will continue to be our homebuilding and financial services operations, and our expectation that we are currently positioned to deliver between 29,500 and 30,000 homes in fiscal 2017; our intention that we will move back over time to being a pure play homebuilding company; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operating revenues and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views, about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: increases in operating costs, including costs related to labor, construction materials, real estate taxes, and insurance, and our inability to manage our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed consolidated financial statements for a particular reporting period; our inability to acquire land and pursue real estate opportunities at anticipated prices; our inability to maximize returns on the assets that we acquired in the WCI Communities, Inc. ("WCI") acquisition; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; decreased demand for our Lennar Multifamily rental properties, and our inability to successfully sell our rental properties; the inability of our Lennar Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our inability to successfully execute our strategies, including strategies related to the pivot of our land strategy towards shorter-term land acquisitions, the move to a pure play homebuilding company and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our inability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our inability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our inability to comply with the terms of our debt instruments, our inability to refinance our debt on terms that are acceptable to us; and our inability to successfully estimate the impact of certain regulatory, accounting and tax matters, including whether we will continue to benefit from the energy efficient home and energy tax credits.
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

Outlook
We believe that the slow and steady improvement in the homebuilding market that we have seen for the entirety of this recovery seems to continue to be giving way to a more definitive reversion to normal supported by renewed optimism, wage and job growth, and consumer confidence. The recovery is also being sustained by stronger general economic conditions, favorable interest rates and low unemployment levels. We continue to feel that limited supply and production deficits from the past years are now intersecting with land and labor shortages and we started to see some pricing power as we moved through the spring selling season that was offset however by construction costs increases. We expect that demand will continue to build and come to the market over the next few years and that it should drive increased production as the deficit in the housing stock ultimately needs to be replenished. Additionally, the economic realities of a constrained supply of housing options and the economic realities of higher rental rates are beginning to have an impact on decision making for the first-time home buyer as millennials are continuing to come to the housing market. Our core homebuilding strategy continues to include a pivot of our land strategy towards shorter-term land acquisitions and to maintain a 7% to 10% growth rate for the company while we enhance our operating platform by reducing SG&A expenses. Given our acquisition of WCI, our 2017 growth rate should be on the higher side or a little bit over our growth goal for the year.
We intend to move back to being a pure play homebuilder over time. In order to accomplish this with respect to our other lines of business, such as Rialto and Multifamily, we may also consider transactions such as restructurings, joint ventures, spin-offs or public offerings.
Our core homebuilding business continued to produce solid operating results in the second quarter of 2017 as our gross margin and operating margin from home sales were 21.5% and 12.1%, respectively. Our second quarter new orders and home deliveries increased 12% and 15% year-over-year, to 8,898 homes and 7,710 homes, respectively. Even with 20 basis points of WCI transaction-related expenses, our SG&A as a percentage of revenues from home sales of 9.3% matched the lowest second quarter SG&A percentage in our history, primarily due to improved operating leverage and our continued focus on investing in new technologies. We continue to use various technology initiatives to significantly improve our operating model, and fueled by our digital marketing efforts, our dynamic pricing tool and other technology initiatives as well, we continue to focus on overall operational efficiency driving our SG&A as a percentage of revenues from home sales to historic lows.
Complementing our homebuilding segment, we had strong performances from our other business segments during the second quarter of 2017. Our Lennar Financial Services segment reported earnings of $43.7 million in the second quarter of 2017, consistent with the prior year, despite a significant decrease in refinance transactions because of higher interest rates. The decrease was primarily offset by higher profit per transaction in the segment's title operations.
During the second quarter of 2017, our Multifamily segment’s earnings were $6.5 million primarily due to the sale of one completed rental property by a joint venture. With its geographically diversified pipeline of multifamily products and increased activity in our Lennar Multifamily Venture, this segment continues to grow while capitalizing on future development opportunities.

Our Rialto segment had $6.2 million of earnings during the second quarter of 2017, net of noncontrolling interests. During the second quarter, our Rialto Mortgage Finance ("RMF") business continued its consistent program of producing strong results and Rialto's investment management platform also performed well.
In the second half of 2017, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions and by continuing to invest in technologies to drive efficiencies. We expect to continue to see somewhat lower gross margins in the third quarter of 2017 compared to the third quarter of 2016 due to cost increases outpacing sales price increases and competitive pressures. Consistent with our soft-pivot land strategy, we plan to continue to identify and invest in shorter-term land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions. We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 29,500 and 30,000 homes in fiscal 2017.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced several years ago, can alter seasonal patterns.
Our net earnings attributable to Lennar were $213.6 million, or $0.91 per diluted share ($0.91 per basic share), in the second quarter of 2017, compared to net earnings attributable to Lennar of $218.5 million, or $0.95 per diluted share ($1.01 per basic share), in the second quarter of 2016. Our net earnings attributable to Lennar were $251.7 million, or $1.07 per diluted share ($1.07 per basic share), in the six months ended May 31, 2017, compared to net earnings attributable to Lennar of $362.5 million, or $1.58 per diluted share ($1.69 per basic share), in the six months ended May 31, 2016.

Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Lennar Homebuilding revenues:
Sales of homes	$2,870,352	2,429,568	4,854,140	4,184,259
Sales of land	15,389	21,317	50,295	53,107
Total Lennar Homebuilding revenues	2,885,741	2,450,885	4,904,435	4,237,366
Lennar Homebuilding costs and expenses:
Costs of homes sold	2,253,477	1,868,045	3,818,100	3,223,790
Costs of land sold	13,651	19,468	46,575	42,080
Selling, general and administrative	268,355	224,775	472,369	414,623
Total Lennar Homebuilding costs and expenses	2,535,483	2,112,288	4,337,044	3,680,493
Lennar Homebuilding operating margins	350,258	338,597	567,391	556,873
Lennar Homebuilding equity in loss from unconsolidated entities	(21,506)	(9,633)	(33,040)	(6,633)
Lennar Homebuilding other income, net	3,828	13,732	9,567	13,094
Lennar Homebuilding loss due to litigation	—	—	(140,000)	—
Lennar Homebuilding operating earnings	332,580	342,696	403,918	563,334
Lennar Financial Services revenues	208,363	175,940	356,406	299,896
Lennar Financial Services costs and expenses	164,636	131,852	292,015	240,877
Lennar Financial Services operating earnings	43,727	44,088	64,391	59,019
Rialto revenues	67,988	44,838	149,994	88,549
Rialto costs and expenses	59,076	50,203	125,989	93,110
Rialto equity in earnings from unconsolidated entities	5,730	6,864	6,452	8,361
Rialto other expense, net	(21,104)	(19,585)	(37,762)	(20,276)
Rialto operating loss	(6,462)	(18,086)	(7,305)	(16,476)
Lennar Multifamily revenues	99,800	74,152	188,485	113,668
Lennar Multifamily costs and expenses	102,698	73,217	195,347	120,237
Lennar Multifamily equity in earnings from unconsolidated entities	9,427	14,008	32,574	33,694
Lennar Multifamily operating earnings	6,529	14,943	25,712	27,125
Total operating earnings	376,374	383,641	486,716	633,002
Corporate general and administrative expenses	(66,774)	(55,802)	(127,473)	(103,470)
Earnings before income taxes	$309,600	327,839	359,243	529,532

Three Months Ended May 31, 2017 versus Three Months Ended May 31, 2016
As previously announced on February 10, 2017, we completed our acquisition of WCI. Prior year information does not include WCI data for the three months ended May 31, 2016.
Revenues from home sales increased 18% in the second quarter of 2017 to $2.9 billion from $2.4 billion in the second quarter of 2016. Revenues were higher primarily due to a 15% increase in the number of home deliveries, excluding unconsolidated entities, and a 3% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 7,687 homes in the second quarter of 2017 from 6,711 homes in the second quarter of 2016. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered was $374,000 in the second quarter of 2017, compared to $362,000 in the second quarter of 2016, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,700 per home delivered in the second quarter of 2017, or 5.7% as a percentage of home sales revenue, compared to $21,800 per home delivered in the second quarter of 2016, or 5.7% as a percentage of home sales revenue, and $22,700 per home delivered in the first quarter of 2017, or 5.9% as a percentage of home sales revenue.
Gross margins on home sales were $616.9 million, or 21.5%, in the second quarter of 2017, compared to $561.5 million, or 23.1%, in the second quarter of 2016. Gross margin percentage on home sales decreased compared to the second quarter of 2016 primarily due to an increase in construction and land costs per home.
Selling, general and administrative expenses were $268.4 million in the second quarter of 2017, compared to $224.8 million in the second quarter of 2016. As a percentage of revenues from home sales, selling, general and administrative expenses were 9.3% in the second quarter of 2017, consistent with the second quarter of 2016. WCI transaction-related expenses had a negative 20 basis point impact on selling, general and administrative expenses as a percentage of revenues from home sales in the second quarter of 2017.
Lennar Homebuilding equity in loss from unconsolidated entities was $21.5 million in the second quarter of 2017, compared to $9.6 million in the second quarter of 2016. In the second quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities. The operating losses from our unconsolidated entities were primarily driven by general and administrative expenses, as there were no significant home and land sale transactions during the second quarter of 2017. In the second quarter of 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $6.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties.
Lennar Homebuilding other income, net, was $3.8 million in the second quarter of 2017, compared to $13.7 million in the second quarter of 2016. Other income, net, in the second quarter of 2016 was primarily related to a profit participation received by one of Lennar Homebuilding's consolidated joint ventures.
Lennar Homebuilding interest expense was $71.9 million in the second quarter of 2017 ($69.9 million was included in costs of homes sold, $0.7 million in costs of land sold and $1.3 million in other income, net), compared to $63.9 million in the second quarter of 2016 ($62.1 million was included in costs of homes sold, $0.6 million in costs of land sold and $1.2 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $43.7 million in the second quarter of 2017, compared to $44.1 million in the second quarter of 2016. Operating earnings were impacted by a significant decrease in refinance transactions, offset by higher profit per transaction in the segment's title operations.
Operating earnings for our Rialto segment were $6.2 million in the second quarter of 2017 (which included a $6.5 million operating loss and an add back of $12.6 million of net loss attributable to noncontrolling interests). Operating loss in the second quarter of 2016 was $13.8 million (which included an $18.1 million operating loss and an add back of $4.3 million of net loss attributable to noncontrolling interests). The increase in operating earnings is primarily due to an increase in incentive income related to carried interest distributions from the Rialto real estate funds, partially offset by an increase in general and administrative expenses and real estate owned impairments. In addition, the second quarter of 2016 included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.

Operating earnings for our Lennar Multifamily segment were $6.5 million in the second quarter of 2017, primarily due to the segment's $11.4 million share of a gain as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities, partially offset by general and administrative expenses. In the second quarter of 2016, our Lennar Multifamily segment had operating earnings of $14.9 million primarily due to the segment's $15.4 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities and a gain of $5.2 million on a third-party land sale.
Corporate general and administrative expenses were $66.8 million, or 2.0% as a percentage of total revenues, in the second quarter of 2017, compared to $55.8 million, or 2.0% as a percentage of total revenues, in the second quarter of 2016.
Net earnings (loss) attributable to noncontrolling interests were ($12.9) million and $5.6 million in the second quarter of 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the second quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests in the second quarter of 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the second quarter of 2017 and 2016, we had a tax provision of $108.9 million and $103.8 million, respectively. Our overall effective income tax rates were 33.76% and 32.21% in the second quarter of 2017 and 2016, respectively. The effective tax rate for both the second quarter of 2017 and 2016 included tax benefits related to settlements with the IRS, domestic production activities deduction and energy tax credits, offset primarily by state income tax expense.
Six Months Ended May 31, 2017 versus Six Months Ended May 31, 2016
As previously announced on February 10, 2017, we completed our acquisition of WCI. The results of operations include activity related to WCI from February 10, 2017 to May 31, 2017. Prior year information does not include WCI data for the six months ended May 31, 2016.
Revenues from home sales increased 16% in the six months ended May 31, 2017 to $4.9 billion from $4.2 billion in the six months ended May 31, 2016. Revenues were higher primarily due to a 14% increase in the number of home deliveries, excluding unconsolidated entities, and a 2% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 13,120 homes in the six months ended May 31, 2017 from 11,517 homes in the six months ended May 31, 2016. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered was $370,000 in the six months ended May 31, 2017, compared to $363,000 in the six months ended May 31, 2016, primarily due to product mix and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,700 per home delivered in the six months ended May 31, 2017, or 5.8% as a percentage of home sales revenue, compared to $21,700 per home delivered in the six months ended May 31, 2016, or 5.6% as a percentage of home sales revenue.
Gross margins on home sales were $1.0 billion, or 21.3%, in the six months ended May 31, 2017, compared to $960.5 million, or 23.0%, in the six months ended May 31, 2016. Gross margin percentage on home sales decreased compared to the six months ended May 31, 2016 primarily due to an increase in construction and land costs per home. Gross profits on land sales were $3.7 million in the six months ended May 31, 2017, compared to $11.0 million in the six months ended May 31, 2016.
Selling, general and administrative expenses were $472.4 million in the six months ended May 31, 2017, compared to $414.6 million in the six months ended May 31, 2016. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.7% in the six months ended May 31, 2017, from 9.9% in the six months ended May 31, 2016, due to improved operating leverage as a result of an increase in home deliveries. In addition, WCI transaction-related expenses had a negative 30 basis point impact on selling, general and administrative expenses as a percentage of revenues from home sales in the six months ended May 31, 2017.
Lennar Homebuilding equity in loss from unconsolidated entities was $33.0 million in the six months ended May 31, 2017, compared to $6.6 million in the six months ended May 31, 2016. In the six months ended May 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of net operating losses from our unconsolidated entities, which was primarily driven by general and administrative expenses, as there were no significant home and land sale transactions during the six months ended May 31, 2017. In the six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties.

Lennar Homebuilding other income, net, was $9.6 million in the six months ended May 31, 2017, compared to $13.1 million in the six months ended May 31, 2016. In the six months ended May 31, 2016, other income, net, included a profit participation received by one of Lennar Homebuilding's consolidated joint ventures.
Lennar Homebuilding loss due to litigation of $140 million was related to an accrual recorded in the six months ended May 31, 2017, which represented the high end of the range of expected liability associated with litigation regarding a contract we entered into in 2005 to purchase property in Maryland (see Note 17 of the Notes to Condensed Consolidated Financial Statements).
Lennar Homebuilding interest expense was $124.3 million in the six months ended May 31, 2017 ($118.6 million was included in costs of homes sold, $3.1 million in costs of land sold and $2.5 million in other income, net), compared to $109.1 million in the six months ended May 31, 2016 ($105.4 million was included in costs of homes sold, $1.3 million in costs of land sold and $2.4 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $64.4 million in the six months ended May 31, 2017, compared to $59.0 million in the six months ended May 31, 2016. The increase in profitability was primarily due to increased profitability in the segment's title operations, partially offset by a decrease in refinance transactions.
Operating earnings for our Rialto segment were $18.2 million in the six months ended May 31, 2017 (which included a $7.3 million operating loss and an add back of $25.5 million of net loss attributable to noncontrolling interests). Operating loss for the six months ended May 31, 2016 was $11.8 million (which included a $16.5 million operating loss and an add back of $4.6 million of net loss attributable to noncontrolling interests). The increase in operating earnings is primarily related to an increase in RMF earnings as a result of higher securitization margins as well as an increase in incentive income related to carried interest distributions from the Rialto real estate funds. This was partially offset by an increase in loan impairments, real estate owned impairments and general and administrative expenses. In addition, the six months ended May 31, 2016 included a $16.0 million write-off of uncollectible receivables related to the hospital.
Operating earnings for our Lennar Multifamily segment were $25.7 million in the six months ended May 31, 2017, primarily due to the segment's $37.4 million share of gains as a result of the sale of three operating properties by Lennar Multifamily's unconsolidated entities, partially offset by general and administrative expenses. In the six months ended May 31, 2016, our Lennar Multifamily segment had operating earnings of $27.1 million primarily due to the segment's $35.8 million share of gains as a result of the sale of two operating properties by its unconsolidated entities and a gain of $5.2 million on a third-party land sale.
Corporate general and administrative expenses were $127.5 million, or 2.3% as a percentage of total revenues, in the six months ended May 31, 2017, compared to $103.5 million, or 2.2% as a percentage of total revenues, in the six months ended May 31, 2016.
Net earnings (loss) attributable to noncontrolling interests were ($21.3) million and $6.9 million in the six months ended May 31, 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the six months ended May 31, 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to the Lennar Homebuilding consolidated joint ventures. Net earnings attributable to noncontrolling interests in the six months ended May 31, 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the six months ended May 31, 2017 and 2016, we had a tax provision of $128.9 million and $160.0 million, respectively. Our overall effective income tax rates were 33.86% and 30.62% in the six months ended May 31, 2017 and 2016, respectively. The effective tax rate for both the six months ended May 31, 2017 and 2016 included tax benefits for settlements with the IRS, the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense.

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
As a result of a change in our reportable segments during fiscal year 2016, we restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2017 presentation. This change had no impact on our condensed consolidated financial statements for the periods presented.
At May 31, 2017, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida includes the financial information related to WCI from the date of acquisition (February 10, 2017) to May 31, 2017.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Homebuilding revenues:
East:
Sales of homes	$1,194,677	953,350	1,962,137	1,600,137
Sales of land	213	948	479	13,215
Total East	1,194,890	954,298	1,962,616	1,613,352
Central:
Sales of homes	672,182	591,356	1,160,923	991,793
Sales of land	10,160	17,631	37,600	31,034
Total Central	682,342	608,987	1,198,523	1,022,827
West:
Sales of homes	766,296	718,029	1,314,944	1,264,458
Sales of land	3,898	30	8,048	4,940
Total West	770,194	718,059	1,322,992	1,269,398
Other:
Sales of homes	237,197	166,833	416,136	327,871
Sales of land	1,118	2,708	4,168	3,918
Total Other	238,315	169,541	420,304	331,789
Total homebuilding revenues	$2,885,741	2,450,885	4,904,435	4,237,366

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Operating earnings:
East:
Sales of homes	$152,459	139,432	233,227	217,937
Sales of land	(823)	(152)	(515)	6,089
Equity in earnings (loss) from unconsolidated entities	2,176	(154)	2,015	(124)
Other income (expense), net	(105)	3,812	3,271	3,742
Loss due to litigation	—	—	(140,000)	—
Total East	153,707	142,938	97,998	227,644
Central:
Sales of homes	75,148	67,623	128,050	100,369
Sales of land	1,719	1,396	2,754	2,915
Equity in earnings from unconsolidated entities	3	1	46	44
Other expense, net	(926)	(258)	(2,048)	(1,371)
Total Central	75,944	68,762	128,802	101,957
West:
Sales of homes	91,561	114,452	153,482	199,080
Sales of land	603	(41)	1,282	946
Equity in loss from unconsolidated entities	(23,707)	(9,733)	(35,072)	(6,862)
Other income, net	2,767	9,129	4,892	9,477
Total West	71,224	113,807	124,584	202,641
Other:
Sales of homes	29,352	15,241	48,912	28,460
Sales of land	239	646	199	1,077
Equity in earnings (loss) from unconsolidated entities	22	253	(29)	309
Other income, net	2,092	1,049	3,452	1,246
Total Other	31,705	17,189	52,534	31,092
Total homebuilding operating earnings	$332,580	342,696	403,918	563,334

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	3,621	3,032	$1,194,677	953,671	$330,000	315,000
Central	2,008	1,830	672,182	591,356	335,000	323,000
West	1,570	1,503	780,995	727,384	497,000	484,000
Other	511	359	237,198	166,832	464,000	465,000
Total	7,710	6,724	$2,885,052	2,439,243	$374,000	363,000
Of the total homes delivered listed above, 23 homes with a dollar value of $14.7 million and an average sales price of $639,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2017, compared to 13 home deliveries with a dollar value of $9.7 million and an average sales price of $744,000 for the three months ended May 31, 2016.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	6,091	5,096	$1,962,137	1,601,426	$322,000	314,000
Central	3,447	3,111	1,160,923	991,793	337,000	319,000
West	2,724	2,671	1,341,748	1,286,918	493,000	482,000
Other	901	678	416,137	327,870	462,000	484,000
Total	13,163	11,556	$4,880,945	4,208,007	$371,000	364,000
Of the total homes delivered listed above, 43 homes with a dollar value of $26.8 million and an average sales price of $623,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2017, compared to 39 home deliveries with a dollar value of $23.7 million and an average sales price of $609,000 for the six months ended May 31, 2016.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	$82,872	67,305	$22,900	22,200	6.5%	6.6%
Central	55,230	46,603	27,500	25,500	7.6%	7.3%
West	28,406	25,518	18,400	17,100	3.6%	3.4%
Other	8,004	6,722	15,700	18,700	3.3%	3.9%
Total	$174,512	146,148	$22,700	21,800	5.7%	5.7%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	$137,459	111,353	$22,600	21,900	6.6%	6.5%
Central	93,657	80,611	27,200	25,900	7.5%	7.5%
West	51,967	43,986	19,400	16,700	3.8%	3.4%
Other	14,970	13,888	16,600	20,500	3.5%	4.1%
Total	$298,053	249,838	$22,700	21,700	5.8%	5.6%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	4,271	3,568	$1,388,165	1,109,894	$325,000	311,000
Central	2,077	2,140	703,300	716,028	339,000	335,000
West	2,035	1,781	1,025,456	834,569	504,000	469,000
Other	515	473	248,841	221,393	483,000	468,000
Total	8,898	7,962	$3,365,762	2,881,884	$378,000	362,000
Of the total new orders listed above, 16 homes with a dollar value of $11.2 million and an average sales price of $698,000 represent new orders from unconsolidated entities for the three months ended May 31, 2017, compared to nine new orders with a dollar value of $5.4 million and an average sales price of $597,000 for the three months ended May 31, 2016.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East	7,215	6,096	$2,322,953	1,907,942	$322,000	313,000
Central	3,697	3,770	1,248,166	1,246,198	338,000	331,000
West	3,585	3,071	1,814,070	1,458,418	506,000	475,000
Other	884	819	420,985	377,195	476,000	461,000
Total	15,381	13,756	$5,806,174	4,989,753	$377,000	363,000
Of the total new orders listed above, 21 homes with a dollar value of $15.4 million and an average sales price of $734,000 represent new orders from unconsolidated entities for the six months ended May 31, 2017, compared to 24 new orders with a dollar value of $14.1 million and an average sales price of $588,000 for the six months ended May 31, 2016.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2017 and 2016.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2017	2016	2017	2016	2017	2016
East (1)	4,727	3,963	$1,612,757	1,287,728	$341,000	325,000
Central	2,571	2,727	908,712	940,070	353,000	345,000
West	2,391	1,754	1,220,758	843,871	511,000	481,000
Other (2)	512	570	260,696	264,101	509,000	463,000
Total	10,201	9,014	$4,002,923	3,335,770	$392,000	370,000
Of the total homes in backlog listed above, eight homes with a backlog dollar value of $4.6 million and an average sales price of $574,000 represent the backlog from unconsolidated entities at May 31, 2017, compared to 74 homes with a backlog dollar value of $52.8 million and an average sales price of $713,000 at May 31, 2016.

(1)
During the six months ended May 31, 2017, we acquired 360 homes in backlog as a result of the WCI acquisition. During the six months ended May 31, 2016, we acquired 111 homes in backlog from other homebuilders.

(2)	During the six months ended May 31, 2016, we acquired 57 homes in backlog.
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

We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
East	12%	12%	14%	13%
Central	17%	18%	18%	18%
West	11%	13%	12%	13%
Other	9%	8%	11%	9%
Total	13%	14%	14%	14%
Active Communities:

	May 31,
	2017	2016
East (1)	345	293
Central	200	217
West	139	128
Other	52	54
Total	736	692
Of the total active communities listed above, four and three communities represent active communities being developed by unconsolidated entities as of May 31, 2017 and 2016, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017 of which 50 are active as of May 31, 2017.
The following table details our gross margins on home sales for the three and six months ended May 31, 2017 and 2016 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(Dollars in thousands)	2017		2016		2017		2016
East:
Sales of homes	$1,194,677		953,350		$1,962,137		1,600,137
Costs of homes sold	921,883		721,121		1,518,993		1,214,516
Gross margins on home sales	272,794	22.8%	232,229	24.4%	443,144	22.6%	385,621	24.1%
Central:
Sales of homes	672,182		591,356		1,160,923		991,793
Costs of homes sold	533,477		468,510		920,814		790,672
Gross margins on home sales	138,705	20.6%	122,846	20.8%	240,109	20.7%	201,121	20.3%
West:
Sales of homes	766,296		718,029		1,314,944		1,264,458
Costs of homes sold	614,348		546,428		1,055,006		959,254
Gross margins on home sales	151,948	19.8%	171,601	23.9%	259,938	19.8%	305,204	24.1%
Other:
Sales of homes	237,197		166,833		416,136		327,871
Costs of homes sold	183,769		131,986		323,287		259,348
Gross margins on home sales	53,428	22.5%	34,847	20.9%	92,849	22.3%	68,523	20.9%
Total gross margins on home sales	$616,875	21.5%	561,523	23.1%	$1,036,040	21.3%	960,469	23.0%

Three Months Ended May 31, 2017 versus Three Months Ended May 31, 2016
Homebuilding East: Revenues from home sales increased for the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase in the number of home deliveries in Florida, partially offset by a decrease in the number of home deliveries in Georgia. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas. The increase in the number of deliveries and average sales price of homes delivered in Florida was primarily driven by an increase in higher-priced active communities over the last year related to the WCI acquisition. The decrease in the number of deliveries in Georgia was primarily due to a decrease in deliveries per active communities as a result of the timing of opening and closing of communities. The increase in the average sales price of homes delivered in the Carolinas is primarily due to an increase in home deliveries in higher-priced communities. Gross margin percentage on home sales for the second quarter of 2017 decreased compared to the same period last year primarily due to an increase in direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase in the number of home deliveries in all the states in the segment, except Colorado, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Colorado was primarily due to the timing of when the homes were closed. The increase in the average sales price of homes delivered was primarily due to favorable market conditions and a change in product mix driven by an increase in home deliveries in higher-priced communities in the second quarter of 2017 as some of our lower-priced communities closed-out. Gross margin percentage on home sales for the second quarter of 2017 decreased slightly compared to the same period last year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Homebuilding West: Revenues from home sales increased for the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase in the number of home deliveries in California and an increase in the average sales price of homes delivered in Nevada. The increase of the number of home deliveries in California is primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered in Nevada was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the second quarter of 2017 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home.
Homebuilding Other: Revenues from home sales increased for the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase the number of home deliveries in all the states in Homebuilding Other. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. Gross margin percentage on home sales for the second quarter of 2017 increased compared to the same period last year primarily due to a change in product mix as we opened lower-priced communities that resulted in a decrease in direct construction and land costs per home and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
Six Months Ended May 31, 2017 versus Six Months Ended May 31, 2016
Homebuilding East: Revenues from home sales increased for the six months ended May 31, 2017 compared to the six months ended May 31, 2016, primarily due to an increase in the number of home deliveries in all the states in the segment, except Georgia and Virginia. Revenues from home sales also increased as a result of the increase in an average sales price of homes delivered in Florida and the Carolinas. The increase in the number of deliveries and average sales price of homes delivered in Florida was primarily driven by an increase in higher-priced active communities over the last year related to the WCI acquisition. The decrease in the number of deliveries in Georgia was primarily due to a decrease in deliveries per active communities as a result of the timing of opening and closing of communities. The decrease in the number of deliveries in Virginia was primarily due to a decrease in the number of active communities compared to the same period last year. The increase in the average sales price of homes delivered in the Carolinas is primarily due to an increase in home deliveries in higher-priced communities. Gross margin percentage on home sales for the six months ended May 31, 2017 decreased compared to the same period last year primarily due to an increase in direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the six months ended May 31, 2017 compared to the six months ended May 31, 2016, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions and a change in product mix driven by an increase in home deliveries in higher-priced communities in the six months ended May 31, 2017 as some of our lower-priced communities closed-out. Gross margin percentage on home sales for the six months ended May 31, 2017 increased compared to the same period last year primarily due to an increase in the average sales price of homes delivered, partially offset by an increase in land costs per home.
Homebuilding West: Revenues from home sales increased for the six months ended May 31, 2017 compared to the six months ended May 31, 2016, primarily due to an increase in the average sales price of homes delivered in Nevada as well as an increase in the number of home deliveries in California. The increase in the average sales price of homes delivered in Nevada was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The increase of the number of home deliveries in California is primarily due to higher demand as the number of deliveries per active community increased in addition to an increase in the number of active communities. Gross margin percentage on home sales for the six months ended May 31, 2017 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home.
Homebuilding Other: Revenues from home sales increased for the six months ended May 31, 2017 compared to the six months ended May 31, 2016, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other, partially offset by a decrease in the average sales price of homes delivered in all the states in Homebuilding Other, except Washington where average sales price increased. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the six months ended May 31, 2017. The increase in the average sales price of homes delivered in Washington was primarily due to favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2017 increased compared to the same period last year primarily due to a change in product mix as we opened lower-priced communities that resulted in a decrease in direct construction and land costs per home, partially offset by a decrease in the average sales price of homes delivered. In addition, there was a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales.
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
As part of the WCI acquisition in February 2017, Lennar Financial Services acquired a real estate brokerage business under the Berkshire Hathaway Home Services brand. This business operates only in Florida and should not have a significant impact on the segment.
Subsequent to May 31, 2017, our mortgage financing services operations changed its name from Universal American Mortgage Company, LLC to Eagle Home Mortgage, LLC.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$208,363	175,940	356,406	299,896
Costs and expenses	164,636	131,852	292,015	240,877
Operating earnings	$43,727	44,088	64,391	59,019
Dollar value of mortgages originated	$2,323,000	2,355,000	4,138,000	4,019,000
Number of mortgages originated	8,200	8,500	14,800	14,600
Mortgage capture rate of Lennar homebuyers	80%	83%	81%	82%
Number of title and closing service transactions	27,900	29,400	51,500	51,800
Number of title policies issued	75,900	71,300	160,000	132,600
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
Rialto's operating loss was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues	$67,988	44,838	149,994	88,549
Costs and expenses (1)	59,076	50,203	125,989	93,110
Rialto equity in earnings from unconsolidated entities	5,730	6,864	6,452	8,361
Rialto other expense, net (2)	(21,104)	(19,585)	(37,762)	(20,276)
Operating loss (3)	$(6,462)	(18,086)	(7,305)	(16,476)

(1)
Costs and expenses included loan impairments of $5.2 million and $17.9 million for the three and six months ended May 31, 2017, respectively, and loan impairments of $4.4 million and $6.7 million for the three and six months ended May 31, 2016, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Rialto other expense, net, included REO impairments of $13.8 million and $26.2 million for the three and six months ended May 31, 2017, respectively, and REO impairments of $4.7 million and $7.6 million for the three and six months ended May 31, 2016, respectively.

(3)
Operating loss for the three and six months ended May 31, 2017 included net loss attributable to noncontrolling interests of $12.6 million and $25.5 million, respectively. Operating loss for the three and six months ended May 31, 2016 included net loss attributable to noncontrolling interests of $4.3 million and $4.6 million, respectively.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the six months ended May 31, 2017, RMF originated loans with a total principal balance of $837.7 million, of which $823.7 million were recorded as loans held-for-sale and $14.1 million as accrual loans within loans receivable, net, and sold $870.4 million of loans into five separate securitizations. During the six months ended May 31, 2016, RMF originated loans with a total principal balance of $670.3 million, of which $654.0 million were recorded as loans held-for-sale and $16.3 million as accrual loans within loans receivable, net, and sold $766.4 million of loans into five separate securitizations.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto has until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. After July 10, 2017, the FDIC can, at its discretion, sell any remaining assets. At May 31, 2017, the consolidated LLCs had total combined assets of $117.5 million, which primarily included $80.3 million of real estate owned, net and $23.8 million of loans held-for-sale.

Investments
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. This includes:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by us)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by us)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by us)
Rialto Capital CMBS Funds	2014	$119 million (including $52 million by us)
Rialto Real Estate Fund III	2015	$1.9 billion (including $140 million by us)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by us)
Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
At May 31, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $112.5 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 78% with coupon rates ranging from 1.3% to 4.4%, stated and assumed final distribution dates between November 2020 and February 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2017 and November 30, 2016, our balance sheet had $653.2 million and $526.1 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $377.3 million and $318.6 million, respectively. Our net investment in the Lennar Multifamily segment as of May 31, 2017 and November 30, 2016 was $530.1 million and $408.2 million, respectively. During the three and six months ended May 31, 2017, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains, respectively. During the three and six months ended May 31, 2016, our Lennar Multifamily segment sold one and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $35.8 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 29 and 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of May 31, 2017 and November 30, 2016, respectively. As of May 31, 2017, our Lennar Multifamily segment had interests in 57 communities with development costs of $5.4 billion, of which six communities were completed and operating, 17 communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of May 31, 2017, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $2.7 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.

(2) Financial Condition and Capital Resources
At May 31, 2017, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $984.0 million, compared to $1.3 billion at November 30, 2016 and $815.5 million at May 31, 2016.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2017 and 2016, cash used in operating activities totaled $159.8 million and $175.4 million, respectively. During the six months ended May 31, 2017, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs, partially offset by our net earnings and a decrease in loans held-for-sale of which $45.2 million related to RMF and $119.0 million related to Lennar Financial Services. For the six months ended May 31, 2017, distributions of earnings from unconsolidated entities were (1) $35.4 million from Lennar Multifamily unconsolidated entities, (2) $8.1 million from Rialto unconsolidated entities, and (3) $0.9 million from Lennar Homebuilding unconsolidated entities.
During the six months ended May 31, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in receivables and a net decrease in loans held-for-sale primarily related to RMF. For the six months ended May 31, 2016, distributions of earnings from unconsolidated entities were (1) $34.8 million from Lennar Multifamily unconsolidated entities, (2) $7.8 million from Rialto unconsolidated entities, and (3) $1.1 million from Lennar Homebuilding unconsolidated entities
Investing Cash Flow Activities
During the six months ended May 31, 2017 and 2016, cash used in investing activities totaled $873.5 million and $149.6 million, respectively. During the six months ended May 31, 2017, our cash used in investing activities was primarily due to our$611.1 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions of (1) $236.6 million to Lennar Homebuilding unconsolidated entities, including $100 million to FivePoint, primarily for working capital and paydowns of joint venture debt, (2) $55.7 million to Lennar Multifamily unconsolidated entities primarily for working capital, and (3) $23.5 million to Rialto unconsolidated entities comprised primarily of $18.1 million contributed to Rialto Real Estate Fund III ("Fund III") and $5.3 million contributed to Rialto Credit Partnership Fund, LP ("RCP Fund"). Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $55.5 million of proceeds from the sales of REO and by distributions of capital of (1) $54.7 million from Lennar Multifamily unconsolidated entities, of which $25.8 million was distributed by the Venture; (2) $23.2 million from Rialto unconsolidated entities comprised of $14.5 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), $2.4 million distributed by Fund III, $2.5 million distributed by Rialto Capital CMBS Funds (the "CMBS Funds") and $3.6 million distributed by Mezzanine Partners Fund, LP (the "Mezzanine Fund") and $0.2 million distributed by RCP Fund; and (3) $18.6 million from Lennar Homebuilding unconsolidated entities.
During the six months ended May 31, 2016, our cash used in investing activities was primarily impacted by cash contributions of (1) $94.9 million to Lennar Multifamily unconsolidated entities primarily for working capital, (2) $91.2 million to Lennar Homebuilding unconsolidated entities primarily for working capital, and (3) $24.1 million contributed to Rialto's CMBS Funds. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $43.4 million of proceeds from the sales of REO and by distributions of capital of (1) $66.3 million from Lennar Multifamily unconsolidated entities, of which $43.6 million was distributed by the Venture; (2) $25.7 million from Lennar Homebuilding unconsolidated entities, and(3) $11.0 million from Rialto unconsolidated entities comprised of $5.5 million distributed by Mezzanine Fund, $4.3 million distributed by Fund II and $1.2 million distributed by the CMBS Funds.
Financing Cash Flow Activities
During the six months ended May 31, 2017 and 2016, our cash provided by (used in) financing activities totaled $687.7 million and ($18.0) million, respectively. During the six months ended May 31, 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes"), (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes"), (3) $65.1 million of proceeds from other borrowings, and (4) $35.5 million of proceeds from issuance of Rialto notes payable. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% convertible senior notes due 2017 (the "12.25% Senior Notes"), (2) $144.3 million of net repayments under our warehouse facilities which was comprised of $284.6 million of net repayments under our Lennar Financial Services warehouse repurchase facilities, partially offset by $140.3 million of net borrowings under our Rialto warehouse facilities, (3) $47.9 million of payments related to noncontrolling interests, and (4) $30.6 million of principal payments on other borrowings.
During the six months ended May 31, 2016, our cash used in financing activities was primarily impacted by $230.2 million of net repayments under our Lennar Financial Services' and Rialto's warehouse repurchase facilities, $233.9 million of exchanges and conversions of our 2.75% convertible senior notes due 2020, the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016, $103.2 million of principal payments on other borrowings and $73.2 million of payments related to noncontrolling interests. This cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of 4.750% senior notes due 2021 and $375 million of net borrowings under our unsecured revolving credit facility (the "Credit Facility").
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2017	November 30, 2016	May 31, 2016
Lennar Homebuilding debt	$5,767,689	4,575,977	5,316,235
Stockholders’ equity	7,322,571	7,026,042	6,118,366
Total capital	$13,090,260	11,602,019	11,434,601
Lennar Homebuilding debt to total capital	44.1%	39.4%	46.5%
Lennar Homebuilding debt	$5,767,689	4,575,977	5,316,235
Less: Lennar Homebuilding cash and cash equivalents	747,652	1,050,138	601,192
Net Lennar Homebuilding debt	$5,020,037	3,525,839	4,715,043
Net Lennar Homebuilding debt to total capital (1)	40.7%	33.4%	43.5%

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

At May 31, 2017, Lennar Homebuilding debt to total capital was lower compared to May 31, 2016, primarily as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to the issuance of senior notes and debt assumed related to the WCI acquisition.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings as we intend to move back to being a pure play homebuilding company over time. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At May 31, 2017, we had no agreements or understandings regarding any significant transactions.
Our Lennar Homebuilding average debt outstanding was $5.6 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2017, compared to $5.3 billion with an average rate for interest incurred of 5.0% for the six months ended May 31, 2016. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2017 was $148.9 million, compared to $143.4 million for the six months ended May 31, 2016.
In May 2017, we amended our Credit Facility to increase the maximum borrowings from $1.8 billion to $2.0 billion and extend the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of May 31, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of May 31, 2017 and November 30, 2016, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at May 31, 2017. In addition, we had $330 million of letter of credit facilities with different financial institutions.
Under the amended Credit Facility agreement executed in May 2017 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $4.2 billion plus the sum of 50% of the cumulative consolidated net income from February 28, 2017, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2017, minus the lesser of 50% of the amount paid after May 18, 2017 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2017:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2017
Minimum net worth test	$4,251,969	5,796,137
Maximum leverage ratio	65.0%	44.2%
Liquidity test (1)	1.00	2.76

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
Our performance letters of credit outstanding were $318.7 million and $270.8 million at May 31, 2017 and November 30, 2016, respectively. Our financial letters of credit outstanding were $144.3 million and $210.3 million at May 31, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2017, we had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
In January 2017, we issued $600 million aggregate principal amount of 4.125% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $595.2 million. We used the net proceeds from the sale of the 4.125% Senior Notes to fund a portion of the cash consideration for our acquisition of WCI and to pay for costs and expenses related to this acquisition as well as for general corporate purposes. Interest on the 4.125% Senior Notes is due semi-annually beginning July 15, 2017. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
On February 10, 2017, we acquired WCI and became a co-borrower with regard to its 6.875% senior notes due 2021 (the"6.875% Senior Notes"). The 6.875% Senior Notes were recorded at fair value with a principal outstanding amount of $249.8 million and are callable at declining premiums until maturity.
In April 2017, we issued $650 million aggregate principal amount of the 4.50% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $645.0 million. We used a portion of the net proceeds from the sales of the 4.50% Senior Notes for the retirement of our 12.25% Senior Notes for 100% of their $400 million outstanding principal amount, plus accrued and unpaid interest. We intend to use the balance of the net proceeds together with cash on hand for general corporate purposes, which may include the redemption of our 6.875% Senior Notes. Interest on the 4.50% Senior Notes is due semi-annually beginning October 30, 2017. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
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
At May 31, 2017, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2017 (1)	$600,000
364-day warehouse repurchase facility that matures September 2017	300,000
364-day warehouse repurchase facility that matures December 2017 (2)	400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
Total	$1,450,000

(1)	Subsequent to May 31, 2017, the warehouse repurchase facility maturity date was extended to June 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $792.4 million and $1.1 billion at May 31, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $824.1 million and $1.1 billion, at May 31, 2017 and November 30, 2016, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At May 31, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2017	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (1)	100,000
Total	$1,050,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $43.3 million as of both May 31, 2017 and November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $320.3 million and $180.2 million as of May 31, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors and by collecting on receivables on loans sold, but not yet paid for. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.

As of May 31, 2017 and November 30, 2016, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $349.0 million and $348.7 million, respectively.
Changes in Capital Structure
On May 16, 2017, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 18, 2017, as declared by our Board of Directors on May 2, 2017. On June 28, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 27, 2017 to holders of record at the close of business on July 13, 2017.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2017, we had equity investments in 37 homebuilding and land unconsolidated entities (of which three had recourse debt, eight had non-recourse debt and 26 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2016. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$132,587	208,636	178,723	308,362
Costs and expenses	190,845	201,370	269,911	298,570
Other income	6,117	—	6,117	—
Net earnings (loss) of unconsolidated entities	$(52,141)	7,266	(85,071)	9,792
Lennar Homebuilding equity in loss from unconsolidated entities	$(21,506)	(9,633)	(33,040)	(6,633)
Lennar Homebuilding cumulative share of net earnings - deferred at May 31, 2017 and 2016, respectively			$35,306	46,842
Lennar Homebuilding investments in unconsolidated entities			$995,400	785,883
Equity of the unconsolidated entities			$3,899,478	3,235,415
Lennar Homebuilding investment % in the unconsolidated entities (1)			26%	24%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For both the three and six months ended May 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities. The operating losses from our unconsolidated entities were primarily driven by general and administrative expenses as there were no significant home and land sale transactions to offset those expenses during the three and six months ended May 31, 2017.
For both the three and six months ended May 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination. This was partially offset by $6.7 million and $12.7 million, respectively, of equity in earnings from one of our unconsolidated entities primarily due to sales to third parties of 253 and 471 homesites, respectively. For both the three and six months ended May 31, 2016, 312 homesites were sold to Lennar by one of our unconsolidated entities for $92.0 million that resulted in $29.7 million of gross profit, of which our portion was deferred.

Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$393,507	221,334
Inventories	3,979,975	3,889,795
Other assets	961,126	1,334,116
	$5,334,608	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$651,791	791,245
Debt (1)	783,339	888,664
Equity	3,899,478	3,765,336
	$5,334,608	5,445,245

(1)	Debt is net of debt issuance costs of $5.7 million and $4.2 million, as of May 31, 2017 and November 30, 2016, respectively.
On May 2, 2016 (the "Closing Date"), we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity are included within the unconsolidated entities summarized condensed balance sheet presented above. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by us and our venture partner. The transactions did not have a material impact to our financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, we recorded $42.6 million of our share of combination costs and operational net losses in equity in loss from unconsolidated entities on our condensed consolidated statement of operations.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested $100 million in FivePoint. As of May 31, 2017, we own approximately 40% of FivePoint and the carrying amount of our investment is $356.4 million.
As of May 31, 2017 and November 30, 2016, our recorded investments in Lennar Homebuilding unconsolidated entities were $995.4 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both May 31, 2017 and November 30, 2016 was $1.2 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2017	November 30, 2016
Debt	$783,339	888,664
Equity	3,899,478	3,765,336
Total capital	$4,682,817	4,654,000
Debt to total capital of our unconsolidated entities	16.7%	19.1%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2017	November 30, 2016
Land development	$967,057	787,138
Homebuilding	28,343	24,585
Total investments	$995,400	811,723

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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$73,239	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	305,420	147,100
Non-recourse debt without completion guarantees	327,877	320,372
Non-recourse debt to Lennar	708,533	840,412
Lennar's maximum recourse exposure (2)	80,468	52,438
Debt issuance costs	(5,662)	(4,186)
Total debt	$783,339	888,664
Lennar’s maximum recourse exposure as a % of total JV debt	10%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of our unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)
As of May 31, 2017 and November 30, 2016, our maximum recourse exposure was primarily related to repayment guarantees provided by us on three unconsolidated entities' debt and one unconsolidated entity's debt, respectively.

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
As of both May 31, 2017 and November 30, 2016, the fair values of the repayment and completion guarantees were not material. We believe that as of May 31, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2017 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2017	2018	2019	Thereafter	Other
Maximum recourse debt exposure to Lennar	$80,468	—	3,274	47,012	30,182	—
Debt without recourse to Lennar	708,533	30,149	148,870	252,269	275,248	1,997
Debt issuance costs	(5,662)	—	—	—	—	(5,662)
Total	$783,339	30,149	152,144	299,281	305,430	(3,665)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2017:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$356,433	2,026,171	—	69,518	69,518	1,483,318	4%
Heritage Hills Irvine	152,882	554,311	24,894	174,267	199,161	349,762	36%
Heritage Fields El Toro	146,091	1,430,039	—	9,182	9,182	1,298,853	1%
Runkle Canyon	42,631	120,146	—	33,350	33,350	86,563	28%
Treasure Island Community Development	41,904	157,996	—	67,845	67,845	83,838	45%
Ballpark Village	29,007	94,777	—	25,235	25,235	60,013	30%
Krome Groves Land Trust	22,942	89,569	7,617	18,638	26,255	63,061	29%
Fifth Wall Ventures SPV I	22,640	22,774	—	—	—	22,761	—
MS Rialto Residential Holdings	18,540	73,681	—	—	—	71,021	—
Lennar Intergulf (150 Ocean)	17,758	63,690	—	27,575	27,575	35,515	44%
10 largest JV investments	850,828	4,633,154	32,511	425,610	458,121	3,554,705	11%
Other JVs	144,572	701,454	47,957	280,926	328,883	344,773	49%
Total	$995,400	5,334,608	80,468	706,536	787,004	3,899,478	17%
Land seller debt and other debt			—	1,997	1,997
Debt issuance costs			—	—	(5,662)
Total JV debt			$80,468	708,533	783,339

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 40% of total JV maximum recourse debt exposure to Lennar and 60% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2017	May 31, 2017	November 30, 2016
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$48,519	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	84,862	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	21,188	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,948	50,519
Rialto Real Estate Fund III	2015	1,887,000	362,242	140,000	25,318	25,520	9,093
Rialto Credit Partnership, LP	2016	220,000	121,225	19,999	11,020	11,182	5,794
Other investments						2,082	2,384
						$244,301	245,741
As manager of real estate funds, Rialto is entitled to receive additional revenue through carried interests if the funds meet certain performance thresholds. Rialto also periodically receives advance distributions related to Rialto's carried interests in order to cover income tax obligations resulting from allocations of taxable income to its carried interests in its real estate funds. These distributions are not subject to clawbacks but will reduce future carried interest payments to which Rialto becomes entitled from the applicable funds and have been recorded as revenues. The amounts presented in the table below include advance and carried interest distributions received as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Rialto Real Estate Fund, LP (1)	$9,005	1,540	18,960	6,093
Rialto Real Estate Fund II, LP	156	85	156	85
Rialto Real Estate Fund III, LP	1,448	—	1,448	—
Rialto Mezzanine Partners Fund, LP	48	225	214	300
Rialto Capital CMBS Funds	383	634	1,135	951
	$11,040	2,484	21,913	7,429

(1)
Rialto received $8.8 million and $18.8 million of distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP during the three and six months ended May 31, 2017, respectively.

The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on May 31, 2017, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	May 31, 2017
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$168,434	52,064	18,811	97,559
Rialto Real Estate Fund II, LP (1)	30,912	9,639	—	21,273
	$199,346	61,703	18,811	118,832

(1)	Net of interests of participating employees (refer to paragraph below).
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$77,047	230,229
Loans receivable	434,771	406,812
Real estate owned	360,337	439,191
Investment securities	1,543,517	1,379,155
Investments in partnerships	415,316	398,535
Other assets	190,885	29,036
	$3,021,873	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$44,989	36,131
Notes payable (1)	617,587	532,264
Equity	2,359,297	2,314,563
	$3,021,873	2,882,958

(1)	Notes payable are net of debt issuance costs of $4.1 million and $2.9 million, as of May 31, 2017 and November 30, 2016, respectively.
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$61,030	51,240	118,186	95,536
Costs and expenses	29,000	20,704	57,001	41,603
Other income, net (1)	9,321	26,710	9,648	11,548
Net earnings of unconsolidated entities	$41,351	57,246	70,833	65,481
Rialto equity in earnings from unconsolidated entities	$5,730	6,864	6,452	8,361
Rialto's investments in unconsolidated entities			$244,301	238,740
Equity of the unconsolidated entities			$2,359,297	2,254,440
Rialto's investment % in the unconsolidated entities			10%	11%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At May 31, 2017, Lennar Multifamily had equity investments in 29 unconsolidated entities that are engaged in multifamily residential developments (of which 17 had non-recourse debt and 12 had no debt), compared to 28 unconsolidated entities at November 30, 2016. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 39 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 12,000 apartments with projected project costs of $4.1 billion as of May 31, 2017. During the six months ended May 31, 2017, $334.5 million in equity commitments were called, of which we contributed $76.0 million representing our pro-rata portion of the called equity. During the six months ended May 31, 2017, we received no distributions as a return of capital from the Venture, except for distributions of capital related to land contributions. As of May 31, 2017, $1.3 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $291.9 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $212.1 million. As of May 31, 2017 and November 30, 2016, the carrying value of our investment in the Venture was $268.1 million and $198.2 million, respectively.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2017.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$44,765	43,658
Operating properties and equipment	2,658,080	2,210,627
Other assets	38,160	33,703
	$2,741,005	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$223,061	196,617
Notes payable (1)	727,070	577,085
Equity	1,790,874	1,514,286
	$2,741,005	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.1 million and $12.3 million, as of May 31, 2017 and November 30, 2016, respectively.
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2017	2016	2017	2016
Revenues	$13,975	9,649	25,592	17,963
Costs and expenses	24,477	14,058	46,823	25,730
Other income, net	28,190	30,272	78,729	70,394
Net earnings of unconsolidated entities	$17,688	25,863	57,498	62,627
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$9,427	14,008	32,574	33,694
Our investments in unconsolidated entities			$377,265	304,171
Equity of the unconsolidated entities			$1,790,874	1,029,002
Our investment % in the unconsolidated entities (2)			21%	30%

(1)
During the three and six months ended May 31, 2017, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains, respectively. During the three and six months ended May 31, 2016, our Lennar Multifamily segment sold one and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $35.8 million share of gains, respectively.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at May 31, 2017 and 2016:

	Controlled Homesites
May 31, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,678	482	16,160	62,658	78,818
Central	5,281	1,135	6,416	31,659	38,075
West	2,317	4,514	6,831	35,362	42,193
Other	1,679	—	1,679	6,330	8,009
Total homesites	24,955	6,131	31,086	136,009	167,095

	Controlled Homesites
May 31, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,819	470	18,289	55,271	73,560
Central	6,904	1,135	8,039	31,320	39,359
West	2,383	4,466	6,849	37,531	44,380
Other	1,572	—	1,572	6,662	8,234
Total homesites	28,678	6,071	34,749	130,784	165,533
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land.
During the six months ended May 31, 2017, consolidated inventory not owned increased by $17.6 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2017. The increase was primarily related to the consolidation of an option agreement, partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $91.1 million and $85.0 million at May 31, 2017 and November 30, 2016, respectively. Additionally, we had posted $41.1 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2017 and November 30, 2016, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, except that:

•	In January 2017, we issued $600 million aggregate principal amount of 4.125% Senior Notes.

•
In February 2017, we acquired WCI and became a co-borrower with regard to its 6.875% Senior Notes with a principal outstanding amount of $249.8 million and are callable at declining premiums until maturity.

•	In April 2017, we issued $650 million aggregate principal amount of 4.50% Senior Notes.

•	In May 2017, we retired $400 million aggregate principal amount of 12.25% Senior Notes.

•	As of May 31, 2017, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $363.6 million and $792.4 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of May 31, 2017:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2017	December 1, 2017 through November 30, 2018	December 1, 2018 through November 30, 2020	December 1, 2020 through November 30, 2022	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,790,868	33,395	701,831	1,482,583	1,977,633	1,595,426
Rialto - Notes and other debts payable (2)	786,411	375,929	24,286	350,786	4,421	30,989
Lennar Financial Services - Notes and other debts payable	792,623	792,440	108	75	—	—
Interest commitments under interest bearing debt (3)	1,219,175	153,027	268,652	394,985	255,039	147,472

(1)
The 6.875% Senior Notes have been included in this table based on their maturity date, but the 6.875% Senior Notes are callable by us at an earlier date than the maturity date disclosed in this table. The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Primarily includes notes payable and other debts payable of $350.8 million related to Rialto's 7.00% Senior Notes and $363.6 million related to the Rialto warehouse repurchase facilities. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of May 31, 2017.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2017, we had access to 31,086 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2017, we had $91.1 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $41.1 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At May 31, 2017, we had letters of credit outstanding in the amount of $463.0 million (which included $41.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2017, we had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2017, there were approximately $575.4 million, or 48%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.7 billion at May 31, 2017. Loans in process for which interest rates were committed to the borrowers totaled approximately $754.8 million as of May 31, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2017, we had open commitments amounting to $1.2 billion to sell MBS with varying settlement dates through August 2017 and open futures contracts in the amount of $892.0 million with settlement dates through March 2024.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2016.

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
In February 2017, we acquired WCI Communities, Inc. and became a co-borrower with regard to its 6.875% Senior Notes with a principal outstanding amount of $249.8 million.
In April 2017, we issued $650 million aggregate principal amount of 4.50% Senior Notes.
In May 2017, we retired $400 million aggregate principal amount of 12.25% Senior Notes.
As of May 31, 2017, we had borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities of $363.6 million and $792.4 million, respectively.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2017

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$19.8	693.5	1,394.3	44.8	773.9	1,192.7	1,595.4	5,714.4	5,987.7
Average interest rate	3.0%	5.4%	4.4%	1.1%	5.4%	4.4%	4.7%	4.7%	—
Variable rate	$13.6	8.3	17.9	25.6	11.1	—	—	76.5	81.6
Average interest rate	3.5%	4.2%	4.5%	4.0%	3.1%	—	—	3.9%	—
Rialto:
Notes and other debts payable:
Fixed rate	$16.7	1.0	350.8	—	1.1	3.3	31.0	403.9	426.1
Average interest rate	6.6%	6.7%	6.7%	—	3.3%	3.3%	3.3%	6.5%	—
Variable rate	$359.2	23.3	—	—	—	—	—	382.5	382.4
Average interest rate	3.3%	3.1%	—	—	—	—	—	3.3%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$792.4	0.1	0.1	—	—	—	—	792.6	792.6
Average interest rate	3.3%	4.0%	4.0%	—	—	—	—	3.3%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. Following oral argument, we concluded that it was appropriate to establish an accrual of $140 million for the litigation. The accrual represented the high end of the range of expected liability associated with the litigation, and did not include our estimate of the fair value of the property. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit issued a decision upholding the lower court’s decision. We subsequently purchased the property for $114 million, which approximates our estimate of the fair value of the property, and paid approximately $124 million in interest and other closing costs. We previously accrued for the amount we expect to pay as reimbursement for attorney’s fees.
In June 2016, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our Tampa and Southwest Florida community sites. Subsequent to May 31, 2017, Lennar paid monetary sanctions related to stormwater compliance that were not material.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, filed on June 30, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	June 30, 2017	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date:	June 30, 2017	/s/ David Collins
David Collins
Controller