Form 10-Q
period 2017-08-31
LENNAR CORP /NEW/
filed 2017-10-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of September 30, 2017:
Class A 203,957,071
Class B 31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2017 (1)	2016 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$564,591	1,050,138
Restricted cash	9,051	5,977
Receivables, net	86,640	106,976
Inventories:
Finished homes and construction in progress	5,037,433	3,951,716
Land and land under development	5,497,572	5,106,191
Consolidated inventory not owned	386,579	121,019
Total inventories	10,921,584	9,178,926
Investments in unconsolidated entities	1,016,588	811,723
Goodwill	140,270	—
Other assets	936,796	651,028
	13,675,520	11,804,768
Lennar Financial Services	1,385,188	1,754,672
Rialto	1,195,407	1,276,210
Lennar Multifamily	683,258	526,131
Total assets	$16,939,373	15,361,781

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

As of August 31, 2017, total assets include $812.9 million related to consolidated VIEs of which $9.7 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $81.3 million in Lennar Homebuilding finished homes and construction in progress, $189.6 million in Lennar Homebuilding land and land under development, $386.6 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $13.1 million in Lennar Homebuilding other assets, $85.8 million in Rialto assets and $42.0 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2017 (2)	2016 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$524,852	478,546
Liabilities related to consolidated inventory not owned	381,679	110,006
Senior notes and other debts payable	5,523,765	4,575,977
Other liabilities	1,068,028	841,449
	7,498,324	6,005,978
Lennar Financial Services	950,098	1,318,283
Rialto	703,329	707,980
Lennar Multifamily	128,162	117,973
Total liabilities	9,279,913	8,150,214
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2017 and November 30, 2016 - 300,000,000 shares; Issued: August 31, 2017 - 205,428,593 shares and November 30, 2016 - 204,089,447 shares	20,543	20,409
Class B common stock of $0.10 par value; Authorized: August 31, 2017 and November 30, 2016 - 90,000,000 shares; Issued: August 31, 2017 and November 30, 2016 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,886,273	2,805,349
Retained earnings	4,778,965	4,306,256
Treasury stock, at cost; August 31, 2017 - 1,467,826 shares of Class A common stock and 1,679,620 shares of Class B common stock; November 30, 2016 - 917,447 shares of Class A common stock and 1,679,620 shares of Class B common stock	(136,070)	(108,961)
Accumulated other comprehensive income (loss)	1,251	(309)
Total stockholders’ equity	7,554,260	7,026,042
Noncontrolling interests	105,200	185,525
Total equity	7,659,460	7,211,567
Total liabilities and equity	$16,939,373	15,361,781

(2)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of August 31, 2017, total liabilities include $390.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $4.7 million is included in Lennar Homebuilding accounts payable, $381.7 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.1 million in Lennar Homebuilding other liabilities and $2.7 million in Rialto liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Revenues:
Lennar Homebuilding	$2,885,195	2,496,969	7,789,630	6,734,335
Lennar Financial Services	215,056	191,444	571,462	491,340
Rialto	57,810	63,885	207,804	152,434
Lennar Multifamily	103,415	81,596	291,900	195,264
Total revenues	3,261,476	2,833,894	8,860,796	7,573,373
Costs and expenses:
Lennar Homebuilding	2,492,065	2,164,027	6,829,109	5,844,520
Lennar Financial Services	165,999	138,196	458,014	379,073
Rialto	49,503	62,306	175,492	155,416
Lennar Multifamily	105,956	84,007	301,303	204,244
Corporate general and administrative	72,860	61,164	200,333	164,634
Total costs and expenses	2,886,383	2,509,700	7,964,251	6,747,887
Lennar Homebuilding equity in loss from unconsolidated entities	(9,651)	(18,034)	(42,691)	(24,667)
Lennar Homebuilding other income, net	2,797	29,974	12,364	43,068
Lennar Homebuilding loss due to litigation	—	—	(140,000)	—
Rialto equity in earnings from unconsolidated entities	4,858	5,976	11,310	14,337
Rialto other expense, net	(16,357)	(7,612)	(54,119)	(27,888)
Lennar Multifamily equity in earnings from unconsolidated entities	11,645	5,060	44,219	38,754
Earnings before income taxes	368,385	339,558	727,628	869,090
Provision for income taxes	(124,795)	(106,427)	(253,656)	(266,469)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	243,590	233,131	473,972	602,621
Less: Net earnings (loss) attributable to noncontrolling interests	(5,575)	(2,711)	(26,918)	4,230
Net earnings attributable to Lennar	$249,165	235,842	500,890	598,391
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	165	639	1,556	1,121
Reclassification adjustments for (gains) loss included in earnings, net of tax	—	(31)	4	(37)
Other comprehensive income attributable to Lennar	$249,330	236,450	502,450	599,475
Other comprehensive income (loss) attributable to noncontrolling interests	$(5,575)	(2,711)	(26,918)	4,230
Basic earnings per share	$1.06	1.04	2.13	2.74
Diluted earnings per share	$1.06	1.01	2.13	2.59
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2017	2016
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$473,972	602,621
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	46,907	35,785
Amortization of discount/premium and accretion on debt, net	7,079	11,901
Equity in earnings from unconsolidated entities	(12,838)	(28,424)
Distributions of earnings from unconsolidated entities	59,927	52,787
Share-based compensation expense	43,303	34,628
Excess tax benefits from share-based awards	(1,980)	(7,039)
Deferred income tax (benefit) expense	(4,027)	53,833
Loss on retirement of debt and notes payable	—	1,569
Gain on sale of operating properties and equipment	—	(12,559)
Unrealized and realized gains on real estate owned	(5,064)	(17,251)
Impairments of loans receivable, loans held-for-sale and real estate owned	60,237	26,893
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	13,462	9,817
Changes in assets and liabilities:
Decrease in restricted cash	9,321	16,820
Decrease in receivables	325,375	40,108
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(902,585)	(892,208)
Increase in other assets	(47,160)	(34,753)
Decrease in loans held-for-sale	118,930	126,484
Increase (decrease) in accounts payable and other liabilities	142,854	(24,092)
Net cash provided by (used in) operating activities	327,713	(3,080)
Cash flows from investing activities:
Increase in restricted cash for investments	(23,750)	—
Net additions of operating properties and equipment	(67,107)	(54,847)
Proceeds from the sale of operating properties and equipment	—	17,450
Investments in and contributions to unconsolidated entities	(381,209)	(320,047)
Distributions of capital from unconsolidated entities	123,209	209,820
Proceeds from sales of real estate owned	72,952	66,638
Improvements to real estate owned	(866)	(2,998)
Purchases of loans receivable and real estate owned	(148)	(249)
Receipts of principal payments on loans held-for-sale	5,937	—
Receipts of principal payments on loans receivable and other	73,948	57,733
Originations of loans receivable	(57,375)	(56,507)
Purchases of commercial mortgage-backed securities bonds	(70,187)	(33,005)
Acquisition, net of cash acquired	(611,399)	(725)
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(7,862)	2,086
Purchases of Lennar Financial Services investment securities	(38,733)	(20,936)
Proceeds from maturities/sales of Lennar Financial Services investments securities	25,039	18,912
Net cash used in investing activities	$(957,551)	(116,675)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2017	2016
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	$—	125,000
Net repayments under warehouse facilities	(397,760)	(137,325)
Proceeds from senior notes	1,250,000	499,024
Debt issuance costs	(16,697)	(3,981)
Redemption of senior notes	(658,595)	(250,000)
Conversions and exchanges on convertible senior notes	—	(233,893)
Proceeds from Rialto notes payable	63,494	—
Principal payments on Rialto notes payable including structured notes	(18,944)	(4,121)
Proceeds from other borrowings	75,927	34,095
Principal payments on other borrowings	(55,295)	(133,899)
Receipts related to noncontrolling interests	10,299	266
Payments related to noncontrolling interests	(61,782)	(98,178)
Excess tax benefits from share-based awards	1,980	7,039
Common stock:
Issuances	693	19,471
Repurchases	(27,104)	(19,871)
Dividends	(28,181)	(26,222)
Net cash provided by (used in) financing activities	138,035	(222,595)
Net decrease in cash and cash equivalents	(491,803)	(342,350)
Cash and cash equivalents at beginning of period	1,329,529	1,158,445
Cash and cash equivalents at end of period	$837,726	816,095
Summary of cash and cash equivalents:
Lennar Homebuilding	$564,591	567,708
Lennar Financial Services	115,016	110,164
Rialto	154,814	133,103
Lennar Multifamily	3,305	5,120
	$837,726	816,095
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$62,659	59,262
Non-cash distributions from unconsolidated entities	$—	16,331
Conversion of convertible senior notes to equity	$—	243,009
Purchases of inventories and other assets financed by sellers	$108,726	92,368
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$757	7,842
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	111,347
Investments in unconsolidated entities	$—	(2,445)
Liabilities related to consolidated inventory not owned	$—	(96,424)
Noncontrolling interests	$—	(12,478)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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

(In thousands)
Assets:
Cash and cash equivalents, restricted cash and receivables, net	$42,079
Inventories	613,495
Intangible assets (1)	59,283
Goodwill (2)	160,270
Deferred tax assets, net	84,078
Other assets	66,173
Total assets	1,025,378
Liabilities:
Accounts payable	26,735
Senior notes and other debts payable	282,793
Other liabilities	73,228
Total liabilities	382,756
Total purchase price	$642,622

(1)	Intangible assets include non-compete agreements and a trade name. The amortization period for these intangible assets was six months for the non-compete agreements and 20 years for the trade name.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of purchasing and other synergies resulting from the merger, expected production, savings in corporate and division overhead costs and expected expanded opportunities for growth through a higher-end more luxurious product, greater presence in the state of Florida and customer diversity. The provisional amount of goodwill allocated to the Company's Homebuilding East segment was $140.3 million and to the Lennar Financial Services segment was $20.0 million. These provisional amounts were based on the relative fair value of each acquired reporting unit in accordance with ASC 350, Intangibles-Goodwill and Other.

For the three and nine months ended August 31, 2017, Lennar Homebuilding revenues included $149.6 million and $351.9 million, respectively, of home sales revenues from WCI and earnings before income taxes included $20.0 million and $33.2 million, respectively, of pre-tax earnings from WCI since the date of acquisition, which included transaction-related expenses of $6.9 million and $25.9 million, respectively, comprised mainly of severance costs, general and administrative expenses, and amortization expense related to non-compete agreements and trade name since the date of acquisition. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended August 31, 2017. The pro-forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington

(1)	Florida includes information related to WCI from the date of acquisition (February 10, 2017) to August 31, 2017.
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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance ("RMF") business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other expense, net and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
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

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Homebuilding East (1)	$4,812,569	3,512,990
Homebuilding Central	2,092,624	1,993,403
Homebuilding West	5,093,996	4,318,924
Homebuilding Other	913,250	907,523
Lennar Financial Services	1,385,188	1,754,672
Rialto	1,195,407	1,276,210
Lennar Multifamily	683,258	526,131
Corporate and unallocated	763,081	1,071,928
Total assets	$16,939,373	15,361,781
Lennar Homebuilding goodwill (2)	$140,270	—
Lennar Financial Services goodwill (2)	$59,838	39,838
Rialto goodwill	$5,396	5,396

(1)	Homebuilding East segment includes the provisional fair values of homebuilding assets acquired as part of the WCI acquisition.

(2)
In connection with the WCI acquisition, the Company allocated $140.3 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment. These amounts are provisional pending completion of the fair value analysis of acquired assets and liabilities.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues:
Homebuilding East	$1,255,797	1,002,584	3,218,413	2,615,936
Homebuilding Central	602,901	622,304	1,801,424	1,645,131
Homebuilding West	823,500	671,122	2,146,492	1,940,520
Homebuilding Other	202,997	200,959	623,301	532,748
Lennar Financial Services	215,056	191,444	571,462	491,340
Rialto	57,810	63,885	207,804	152,434
Lennar Multifamily	103,415	81,596	291,900	195,264
Total revenues (1)	$3,261,476	2,833,894	8,860,796	7,573,373
Operating earnings (loss):
Homebuilding East (2)	$179,908	161,789	277,906	389,433
Homebuilding Central	66,184	67,759	194,986	169,716
Homebuilding West	112,749	92,308	237,333	294,949
Homebuilding Other	27,435	23,026	79,969	54,118
Lennar Financial Services	49,057	53,248	113,448	112,267
Rialto	(3,192)	(57)	(10,497)	(16,533)
Lennar Multifamily	9,104	2,649	34,816	29,774
Total operating earnings	441,245	400,722	927,961	1,033,724
Corporate general and administrative expenses	72,860	61,164	200,333	164,634
Earnings before income taxes	$368,385	339,558	727,628	869,090

(1)
Total revenues were net of sales incentives of $165.4 million ($21,800 per home delivered) and $463.4 million ($22,400 per home delivered) for the three and nine months ended August 31, 2017, respectively, compared to $152.3 million ($22,500 per home delivered) and $402.2 million ($22,000 per home delivered) for the three and nine months ended August 31, 2016, respectively.

(2)
Homebuilding East operating earnings for the nine months ended August 31, 2017 included a $140 million loss due to litigation (see Note 17). For both the three and nine months ended August 31, 2016 operating earnings included a gain of $8.7 million on the sale of a clubhouse.

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues	$144,966	43,889	323,689	352,251
Costs and expenses	151,643	110,649	421,554	409,219
Other income	12,578	—	18,695	—
Net earnings (loss) of unconsolidated entities	$5,901	(66,760)	(79,170)	(56,968)
Lennar Homebuilding equity in loss from unconsolidated entities	$(9,651)	(18,034)	(42,691)	(24,667)
For both the three and nine months ended August 31, 2017, one of the Company’s unconsolidated entities had equity in earnings of $18.8 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, the Company entered into an option contract to purchase all 475 homesites from the land bank. Due to the Company’s continuing involvement with respect to the homesites sold from the investee entity, the Company deferred all of its equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $7.8 million.
For the three months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of net operating losses from unconsolidated entities and its deferral of equity in earnings from the land sale transaction discussed above. The net earnings of unconsolidated entities were primarily driven by the unconsolidated entity’s equity in earnings relating to the land sale offset by general and administrative expenses during the three months ended August 31, 2017.
For the nine months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company’s share of net operating losses from its unconsolidated entities and its deferral of equity in earnings from the land sale transaction discussed above. The net loss from unconsolidated entities was primarily driven by general and administrative expenses, partially offset by the unconsolidated entity’s equity in earnings from the land sale discussed above.
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
Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$806,972	221,334
Inventories	3,785,662	3,889,795
Other assets	1,227,756	1,334,116
	$5,820,390	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$697,065	791,245
Debt (1)	754,749	888,664
Equity	4,368,576	3,765,336
	$5,820,390	5,445,245

(1)	Debt presented above is net of debt issuance costs of $5.4 million and $4.2 million, as of August 31, 2017 and November 30, 2016, respectively.
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
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested $100 million in FivePoint. As of August 31, 2017, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment is $361.1 million.
As of August 31, 2017 and November 30, 2016, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $1.0 billion and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2017 and November 30, 2016 was $1.4 billion and $1.2 billion, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$68,302	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	275,959	147,100
Non-recourse debt without completion guarantees	342,987	320,372
Non-recourse debt to the Company	689,245	840,412
The Company’s maximum recourse exposure (2)	70,929	52,438
Debt issuance costs	(5,425)	(4,186)
Total debt	$754,749	888,664
The Company’s maximum recourse exposure as a % of total JV debt	9%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of the Company's unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)
As of August 31, 2017 and November 30, 2016, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt and one unconsolidated entity's debt, respectively.

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
As of both August 31, 2017 and November 30, 2016, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2017, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2017 and 2016:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	473,972	—	—	—	—	—	500,890	(26,918)
Employee stock and directors plans	(24,896)	134	—	2,079	(27,109)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,542	—	—	35,542	—	—	—	—
Amortization of restricted stock	43,303	—	—	43,303	—	—	—	—
Cash dividends	(28,181)	—	—	—	—	—	(28,181)	—
Receipts related to noncontrolling interests	10,299	—	—	—	—	—	—	10,299
Payments related to noncontrolling interests	(61,782)	—	—	—	—	—	—	(61,782)
Non-cash activity related to noncontrolling interests	(1,924)	—	—	—	—	—	—	(1,924)
Other comprehensive income, net of tax	1,560	—	—	—	—	1,560	—	—
Balance at August 31, 2017	$7,659,460	20,543	3,298	2,886,273	(136,070)	1,251	4,778,965	105,200

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2015	$5,950,072	18,066	3,298	2,305,560	(107,755)	39	3,429,736	301,128
Net earnings (including net earnings attributable to noncontrolling interests)	602,621	—	—	—	—	—	598,391	4,230
Employee stock and directors plans	501	124	—	1,552	(1,175)	—	—	—
Conversions and exchanges of convertible senior notes to Class A common stock	242,406	1,551	—	240,855	—	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	45,803	—	—	45,803	—	—	—	—
Amortization of restricted stock	34,628	—	—	34,628	—	—	—	—
Cash dividends	(26,222)	—	—	—	—	—	(26,222)	—
Receipts related to noncontrolling interests	266	—	—	—	—	—	—	266
Payments related to noncontrolling interests	(98,178)	—	—	—	—	—	—	(98,178)
Non-cash distributions to noncontrolling interests	(5,033)	—	—	—	—	—	—	(5,033)
Non-cash consolidations, net	12,478	—	—	—	—	—	—	12,478
Non-cash activity related to noncontrolling interests	2,480	—	—	—	—	—	—	2,480
Other comprehensive income, net of tax	1,084	—	—	—	—	1,084	—	—
Balance at August 31, 2016	$6,762,906	19,741	3,298	2,628,398	(108,930)	1,123	4,001,905	217,371

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2017	2016	2017	2016
Provision for income taxes	$(124,795)	(106,427)	(253,656)	(266,469)
Effective tax rate (1)	33.37%	31.09%	33.62%	30.81%

(1)
For the three months ended August 31, 2017, the effective tax rate included tax benefits for the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense and a valuation allowance recorded against state net operating losses the Company expects to expire unutilized. For the nine months ended August 31, 2017, the effective tax rate included tax benefits for (1) settlements with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense, and a valuation allowance recorded against state net operating losses the Company expects to expire unutilized. For the three months ended August 31, 2016, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense. For the nine months ended August 31, 2016, the effective tax rate included tax benefits for (1) settlements with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense.

As of August 31, 2017 and November 30, 2016, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $388.4 million and $277.4 million, respectively.
At both August 31, 2017 and November 30, 2016, the Company had $12.3 million of gross unrecognized tax benefits.
At August 31, 2017, the Company had $48.8 million accrued for interest and penalties, of which $3.2 million was accrued during the nine months ended August 31, 2017. During the nine months ended August 31, 2017, the accrual for interest and penalties was reduced by $0.4 million, primarily as a result of interest payments. At November 30, 2016, the Company had $46.0 million accrued for interest and penalties.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net earnings attributable to Lennar	$249,165	235,842	500,890	598,391
Less: distributed earnings allocated to nonvested shares	88	81	290	256
Less: undistributed earnings allocated to nonvested shares	2,358	2,232	4,600	5,798
Numerator for basic earnings per share	246,719	233,529	496,000	592,337
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	294	258	845	864
Plus: interest on 3.25% convertible senior notes due 2021	—	964	—	4,836
Plus: undistributed earnings allocated to convertible shares	—	2,232	—	5,797
Less: undistributed earnings reallocated to convertible shares	—	2,162	—	5,484
Numerator for diluted earnings per share	$246,425	234,305	495,155	596,622
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	232,673	223,549	232,361	215,814
Effect of dilutive securities:
Share-based payments	1	3	2	4
Convertible senior notes	—	8,266	—	14,399
Denominator for diluted earnings per share - weighted average common shares outstanding	232,674	231,818	232,363	230,217
Basic earnings per share	$1.06	1.04	2.13	2.74
Diluted earnings per share	$1.06	1.01	2.13	2.59

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For the three and nine months ended August 31, 2017 and 2016, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$115,016	123,964
Restricted cash	14,152	17,053
Receivables, net (1)	286,902	409,528
Loans held-for-sale (2)	661,649	939,405
Loans held-for-investment, net	37,665	30,004
Investments held-to-maturity	53,631	41,991
Investments available-for-sale (3)	57,784	53,570
Goodwill (4)	59,838	39,838
Other (5)	98,551	99,319
	$1,385,188	1,754,672
Liabilities:
Notes and other debts payable	$719,727	1,077,228
Other (6)	230,371	241,055
	$950,098	1,318,283

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2017 and November 30, 2016, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of August 31, 2017, goodwill included $20.0 million of goodwill related to the WCI acquisition. The amount provided herein is provisional, pending completion of the fair value analysis of WCI's acquired assets and liabilities assumed (see Note 2).

(5)
As of August 31, 2017 and November 30, 2016, other assets included mortgage loan commitments carried at fair value of $17.5 million and $7.4 million, respectively, and mortgage servicing rights carried at fair value of $27.7 million and $23.9 million, respectively. In addition, other assets also included forward contracts carried at fair value of $26.5 million as of November 30, 2016.

(6)
As of August 31, 2017 and November 30, 2016, other liabilities included $56.1 million and $57.4 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. Other liabilities also included forward contracts carried at fair value of $5.5 million August 31, 2017.

At August 31, 2017, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures September 2017 (1)	$300,000
364-day warehouse repurchase facility that matures December 2017 (2)	400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
364-day warehouse repurchase facility that matures June 2018	600,000
Total	$1,450,000

(1)	Subsequent to August 31, 2017, the warehouse repurchase facility maturity date was extended to September 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $719.5 million and $1.1 billion at August 31, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $747.9 million and $1.1 billion at August 31, 2017 and November 30, 2016, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Loan origination liabilities, beginning of period	$25,912	20,994	24,905	19,492
Provision for losses	1,056	1,288	3,000	3,186
Adjustments to pre-existing provisions for losses from changes in estimates	(4,440)	1,224	(4,440)	1,224
Payments/settlements	(651)	(17)	(1,588)	(413)
Loan origination liabilities, end of period	$21,877	23,489	21,877	23,489

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$154,814	148,827
Restricted cash (1)	30,928	9,935
Receivables, net (2)	—	204,518
Loans held-for-sale (3)	304,984	126,947
Loans receivable, net	52,779	111,608
Real estate owned, net	123,695	243,703
Investments in unconsolidated entities	249,551	245,741
Investments held-to-maturity	142,462	71,260
Other	136,194	113,671
	$1,195,407	1,276,210
Liabilities:
Notes and other debts payable (4)	$617,152	622,335
Other	86,177	85,645
	$703,329	707,980

(1)
Restricted cash primarily consisted of cash set aside for future investments on behalf of a real estate investment trust that Rialto is a sub-advisor to. It also included upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net primarily related to loans sold but not settled as of November 30, 2016.

(3)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value and loans in the FDIC Portfolios carried at lower of cost or market.

(4)
As of August 31, 2017 and November 30, 2016, notes and other debts payable primarily included $349.2 million and $348.7 million, respectively, related to Rialto's 7.00% senior notes due 2018, and $182.7 million and $223.5 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the nine months ended August 31, 2017, RMF originated loans with a total principal balance of $1.3 billion of which $1.3 billion were recorded as loans held-for-sale and $57.4 million were recorded as accrual loans within loans receivable, net, and sold $1.1 billion of loans into eight separate securitizations. During the nine months ended August 31, 2016, RMF originated loans with a total principal balance of $1.2 billion of which $1.2 billion were recorded as loans held-for-sale and $55.7 million as accrual loans within loans receivable, net, and sold $1.3 billion of loans into seven separate securitizations. As of August 31, 2017, there were no unsettled transactions. As of November 30, 2016, originated loans with an unpaid principal balance of $199.8 million were sold into a securitization trust but not settled and thus were included as receivables, net.
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
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. After January 10, 2018, (1) the FDIC can, at its discretion, sell any remaining assets, or (2) Rialto will have the option to purchase the FDIC's interest in the portfolios. At August 31, 2017, the consolidated LLCs had total combined assets of $85.8 million, which primarily included $49.0 million of real estate owned, net and $19.2 million of loans held-for-sale.
Warehouse Facilities
At August 31, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2017 (1)	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,050,000

(1)
Subsequent to August 31, 2017, Rialto executed an amendment and extension of this facility, providing for, among other things, the extension of the maximum term facility to October 2018, with the option for an additional one year extension, and decreased the maximum aggregate commitment of the facility to $400 million.

(2)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $34.4 million and $43.3 million as of August 31, 2017 and November 30, 2016, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $148.3 million and $180.2 million as of August 31, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2017	August 31, 2017	November 30, 2016
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$46,623	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	81,169	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	20,632	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,545	50,519
Rialto Real Estate Fund III	2015	1,887,000	469,150	140,000	33,533	33,268	9,093
Rialto Credit Partnership, LP	2016	220,000	150,786	19,999	13,707	13,800	5,794
Other investments						3,514	2,384
						$249,551	245,741
During the three and nine months ended August 31, 2017, Rialto received $0.8 million and $3.9 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, during the three and nine months ended August 31, 2017, Rialto received $10.6 million and $29.4 million, respectively, of distributions with regard to its carried interest in Rialto Real Estate Fund, LP. During the three and nine months ended August 31, 2016, Rialto received $2.1 million and $9.5 million, respectively, of such advanced distributions.
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$80,337	230,229
Loans receivable	595,149	406,812
Real estate owned	307,669	439,191
Investment securities	1,700,572	1,379,155
Investments in partnerships	409,670	398,535
Other assets	49,452	29,036
	$3,142,849	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$40,239	36,131
Notes payable (1)	587,813	532,264
Equity	2,514,797	2,314,563
	$3,142,849	2,882,958

(1)	Notes payable are net of debt issuance costs of $3.4 million and $2.9 million, as of August 31, 2017 and November 30, 2016, respectively.

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues	$64,267	51,485	182,453	147,021
Costs and expenses	26,752	24,472	83,753	66,075
Other income, net (1)	245	28,947	9,893	40,495
Net earnings of unconsolidated entities	$37,760	55,960	108,593	121,441
Rialto equity in earnings from unconsolidated entities	$4,858	5,976	11,310	14,337

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Investments held-to-maturity
At August 31, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $142.5 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and June 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and nine months ended August 31, 2017 or August 31, 2016. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$3,305	6,600
Receivables (1)	71,464	58,929
Land under development	179,965	139,713
Investments in unconsolidated entities	397,119	318,559
Other assets	31,405	2,330
	$683,258	526,131
Liabilities:
Accounts payable and other liabilities	$128,162	117,973

(1)
Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities as of August 31, 2017 and November 30, 2016, respectively.

The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2017 and November 30, 2016, the fair value of the completion guarantees was immaterial. Additionally, as of August 31, 2017 and November 30, 2016, the Lennar Multifamily segment had $13.0 million and $32.0 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of August 31, 2017 and November 30, 2016, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $838.9 million and $589.4 million, respectively.

In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and nine months ended August 31, 2017, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.1 million and $41.2 million, respectively. During the three and nine months ended August 31, 2016, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $10.0 million and $27.4 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and nine months ended August 31, 2017, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $90.3 million and $250.7 million, respectively, which were partially offset by costs related to those services of $86.7 million and $243.7 million, respectively. During the three and nine months ended August 31, 2016, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $71.6 million and $156.5 million, respectively, which were partially offset by costs related to those services of $69.1 million and $151.4 million, respectively.
The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2017, $464.4 million in equity commitments were called, of which the Company contributed $106.1 million representing the Company's pro-rata portion of the called equity. During the nine months ended August 31, 2017, the Company received no distributions as a return of capital from the Venture, except for distributions of capital related to land contributions to the Venture. As of August 31, 2017, $1.4 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $321.9 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $182.1 million. As of August 31, 2017 and November 30, 2016, the carrying value of the Company's investment in the Venture was $296.9 million and $198.2 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$51,725	43,658
Operating properties and equipment	2,832,790	2,210,627
Other assets	35,848	33,703
	$2,920,363	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$220,881	196,617
Notes payable (1)	821,500	577,085
Equity	1,877,982	1,514,286
	$2,920,363	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.4 million and $12.3 million, as of August 31, 2017 and November 30, 2016, respectively.

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues	$18,822	13,796	44,414	31,759
Costs and expenses	28,904	24,611	75,727	50,341
Other income, net	47,210	20,335	125,939	90,729
Net earnings of unconsolidated entities	$37,128	9,520	94,626	72,147
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$11,645	5,060	44,219	38,754

(1)
During three and nine months ended August 31, 2017, the Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains, respectively. During the three and nine months ended August 31, 2016, the Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $8.0 million and $43.8 million share of gains, respectively.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2017 and November 30, 2016 included $281.0 million and $460.5 million, respectively, of cash held in escrow for approximately 3 days.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2017	November 30, 2016
4.75% senior notes due December 2017	$399,036	398,479
6.95% senior notes due 2018	249,223	248,474
4.125% senior notes due December 2018	274,316	273,889
4.500% senior notes due 2019	498,572	498,002
4.50% senior notes due 2019	598,145	597,474
4.750% senior notes due 2021	497,134	496,547
4.125% senior notes due 2022	595,656	—
4.750% senior notes due 2022	569,105	568,404
4.875% senior notes due December 2023	394,868	394,170
4.500% senior notes due 2024	645,172	—
4.750% senior notes due 2025	496,560	496,226
12.25% senior notes due 2017	—	398,232
Mortgage notes on land and other debt	305,978	206,080
	$5,523,765	4,575,977

The carrying amounts of the senior notes listed above are net of debt issuance costs of $26.4 million and $22.1 million, as of August 31, 2017 and November 30, 2016, respectively.
In May 2017, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $1.8 billion to $2.0 billion and extend the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of August 31, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at August 31, 2017. In addition, the Company had $330 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $395.7 million and $270.8 million, respectively, at August 31, 2017 and November 30, 2016. The Company’s financial letters of credit outstanding were $153.8 million and

$210.3 million, at August 31, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2017, the Company had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2017, there were approximately $514.4 million, or 42%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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
In February 2017, the Company assumed 6.875% senior notes due 2021 (the "6.875% Senior Notes") as a result of the WCI acquisition. The 6.875% senior notes were recorded at fair value with a principal amount outstanding of $249.8 million and were callable beginning August 2017. In August 2017, the Company redeemed the $250 million principal amount of the 6.875% senior notes. The redemption price, which was paid in cash, was 103.438% of the principal amount plus accrued but unpaid interest up to, but not including, the redemption date. There was no gain or loss recorded on redemption of the 6.875% senior notes as it had been recorded at fair value on the acquisition date.
In April 2017, the Company issued $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were $645.0 million. The Company used the net proceeds from the sales of the 4.50% Senior Notes for (1) the retirement of its 12.25% senior notes due 2017 for 100% of the $400 million outstanding principal amount, plus accrued and unpaid interest and (2) the redemption of its 6.875% senior notes due 2021 for 103.438% of the $250 million outstanding principal amount plus accrued but unpaid interest up to, but not including, the redemption date. Interest on the 4.50% Senior Notes is due semi-annually beginning October 30, 2017. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Warranty reserve, beginning of period	$151,833	127,159	135,403	130,853
Warranties issued	28,795	25,382	78,945	67,952
Adjustments to pre-existing warranties from changes in estimates (1)	4,436	4,982	14,769	4,247
Warranties assumed related to the WCI acquisition	—	—	6,345	—
Payments	(25,758)	(23,984)	(76,156)	(69,513)
Warranty reserve, end of period	$159,306	133,539	159,306	133,539

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2017 and 2016 primarily related to specific claims related to certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three and nine months ended August 31, 2017 and 2016, the Company granted employees 1.3 million and 1.2 million, respectively, of nonvested shares. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2017 was $18.5 million and $43.3 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2016 was $12.4 million and $34.6 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2017 and November 30, 2016, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2017		November 30, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$52,779	52,784	111,608	113,747
Investments held-to-maturity	Level 3	$142,462	143,737	71,260	69,992
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$37,665	35,378	30,004	31,233
Investments held-to-maturity	Level 2	$53,631	53,658	41,991	42,058
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$5,523,765	5,730,227	4,575,977	4,669,643
Rialto notes and other debts payable	Level 2	$617,152	632,128	622,335	646,366
Lennar Financial Services notes and other debts payable	Level 2	$719,727	719,727	1,077,228	1,077,228
The following methods and assumptions are used by the Company in estimating fair values:
Rialto—The fair values for loans receivable, net are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using quoted interest rates and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short-term maturities.
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at August 31, 2017	Fair Value at November 30, 2016
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$285,747	126,947
Credit default swaps (2)	Level 2	$1,510	2,863
Rialto Financial Liabilities:
Interest rate swaps and swap futures (3)	Level 2	$2,318	6
Credit default swaps (3)	Level 2	$3,982	377
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (4)	Level 2	$661,649	939,405
Investments available-for-sale	Level 1	$57,784	53,570
Mortgage loan commitments	Level 2	$17,543	7,437
Forward contracts	Level 2	$(5,529)	26,467
Mortgage servicing rights	Level 3	$27,721	23,930

(1)
The aggregate fair value of RMF loans held-for-sale of $285.7 million at August 31, 2017 exceeds their aggregate principal balance of $283.2 million by $2.5 million. The aggregate fair value of loans held-for-sale of $126.9 million at November 30, 2016 was below their aggregate principal balance of $127.8 million by $0.9 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)	Rialto's interest rate swaps and swap futures and credit default swaps are included within Rialto's other liabilities.

(4)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $661.6 million at August 31, 2017 exceeds their aggregate principal balance of $635.0 million by $26.6 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $939.4 million at November 30, 2016 exceeded their aggregate principal balance of $931.0 million by $8.4 million.

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
Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2017 and November 30, 2016. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.

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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of August 31, 2017. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2016.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2017, the segment had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through November 2017.
Lennar Financial Services mortgage servicing rights- Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2017, the key assumptions used in determining the fair value include a 15.1% mortgage prepayment rate, a 12.3% discount rate and a 6.2% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(5,804)	(2,808)	18,233	826
Mortgage loan commitments	$(829)	1,781	10,106	7,603
Forward contracts	$1,267	(362)	(31,996)	(2,542)
Investments available-for-sale	$—	31	(4)	37
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(536)	(1,570)	(1,852)	(1,547)
Financial Liabilities:
Interest rate swaps and swap futures	$(1,412)	(133)	(2,312)	740
Credit default swaps	$15	183	124	173
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$165	639	1,556	1,121
Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended August 31,
	2017		2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$27,370	82,803	18,241	199,415
Purchases/loan originations	2,447	439,266	2,275	520,510
Sales/loan originations sold, including those not settled	—	(235,922)	—	(491,428)
Disposals/settlements	(1,092)	—	(1,311)	—
Changes in fair value (1)	(1,004)	707	(836)	522
Interest and principal paydowns	—	(1,107)	—	(88)
Ending balance	$27,721	285,747	18,369	228,931

	Nine Months Ended August 31,
	2017		2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$23,930	126,947	16,770	316,275
Purchases/loan originations	8,159	1,262,926	6,269	1,174,483
Sales/loan originations sold, including those not settled	—	(1,106,316)	—	(1,259,320)
Disposals/settlements	(2,887)	—	(2,881)	—
Changes in fair value (1)	(1,481)	3,205	(1,789)	(687)
Interest and principal paydowns	—	(1,015)	—	(1,820)
Ending balance	$27,721	285,747	18,369	228,931

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2017			2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses), Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$—	—	—	52,460	48,130	(4,330)
FDIC Portfolios loans held-for-sale	Level 3	$20,863	19,237	(1,626)	—	—	—
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$—	—	—	23,736	18,000	(5,736)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$1,200	1,376	176	9,220	8,799	(421)
Upon management periodic valuations	Level 3	$35,507	22,765	(12,742)	28,910	22,715	(6,195)

		Nine Months Ended August 31,
		2017			2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Gains (Losses), Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$31,554	18,885	(12,669)	72,375	61,324	(11,051)
FDIC Portfolios loans held-for-sale	Level 3	$26,081	19,237	(6,844)	—	—	—
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$6,659	2,745	(3,914)	—	—	—
Land and land under development (2)	Level 3	$6,771	3,094	(3,677)	29,418	22,925	(6,493)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$31,503	30,066	(1,437)	42,657	44,292	1,635
Upon management periodic valuations	Level 3	$118,497	79,601	(38,896)	68,148	54,347	(13,801)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and nine months ended August 31, 2017 and 2016.

(2)
Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the nine months ended August 31, 2017 and the three and nine months ended August 31, 2016.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The gains (losses), net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2017 and 2016.

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of August 31, 2017 and 2016, there were 753 and 691 active communities, excluding unconsolidated entities, respectively. As of August 31, 2017, the Company identified six communities with 499 homesites and a corresponding carrying value of $31.9 million as having potential indicators of impairment. For the three months ended August 31, 2017, the Company recorded no impairments. For the nine months ended August 31, 2017, the Company recorded a valuation adjustment of $7.5 million on 469 homesites in six communities with a carrying value of $12.0 million.
As of August 31, 2016, the Company identified 16 communities with 444 homesites and a corresponding carrying value of $134.7 million as having potential indicators of impairment. For the nine months ended August 31, 2016, the Company recorded no impairments.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the nine months ended August 31, 2017:

	Nine Months Ended
	August 31, 2017
Unobservable inputs	Range
Average selling price	$125,000	-	$567,000
Absorption rate per quarter (homes)	4	-	10
Discount rate	20%

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2017. Based on the Company's evaluation, during the nine months ended August 31, 2017, there were no VIEs that were consolidated or deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	August 31, 2017	November 30, 2016
Lennar Homebuilding	$1,016,588	811,723
Rialto	$249,551	245,741
Lennar Multifamily	$397,119	318,559
Consolidated VIEs
As of August 31, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $812.9 million and $390.2 million, respectively. As of November 30, 2016, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $536.3 million and $126.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of August 31, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$233,150	301,176
Rialto (2)	142,462	142,462
Lennar Multifamily (3)	333,940	529,732
	$709,552	973,370
As of November 30, 2016

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$120,940	164,804
Rialto (2)	71,260	71,260
Lennar Multifamily (3)	240,928	549,093
	$433,128	785,157

(1)
As of both August 31, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $63.3 million and $43.4 million, respectively.

(2)
As of both August 31, 2017 and November 30, 2016, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. As of August 31, 2017 and November 30, 2016, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $142.5 million and $71.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of August 31, 2017 and November 30, 2016, the remaining equity commitment of $182.1 million and $288.2 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, as of August 31, 2017 and November 30, 2016, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $13.0 million and $19.7 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of August 31, 2017, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $182.1 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $13.0 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $63.3 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the nine months ended August 31, 2017, consolidated inventory not owned increased by $265.6 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2017. The increase was primarily related to a transaction in which one of the Company’s unconsolidated entities sold 475 homesites to a third-party land bank and simultaneous with the purchase by the land bank, the Company entered into an option contract to purchase all 475 homesites from the land bank. The Company consolidated the option contract with the land bank due to an amount that the Company would have to pay if the Company defaults under the option contract. The consolidation resulted in a $320.1 million increase in consolidated inventory not owned and liabilities related to consolidated not owned.
The increase from the land bank transaction was partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $144.4 million and $85.0 million at August 31, 2017 and November 30, 2016, respectively. Additionally, the Company had posted $54.5 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2017 and November 30, 2016, respectively.

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

On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. Following oral argument, the Company concluded that it was appropriate to establish an accrual of $140 million for the litigation. The accrual represented the high end of the range of expected liability associated with the litigation, and did not include the Company’s estimate of the fair value of the property. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit issued a decision upholding the lower court’s decision. The Company subsequently purchased the property for $114 million, which approximates the Company's estimate of the fair value of the property, and paid approximately $124 million in interest and other closing costs. The Company previously accrued for the amount it expects to pay as reimbursement for attorney’s fees.

(18)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is continuing to evaluate the method and impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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
The indentures governing the Company’s 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 4.750% senior notes due 2021, 4.125% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.50% senior notes due 2024 and 4.750% senior notes due 2025 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2017 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2017 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$385,066	258,646	16,570	—	660,282
Inventories	—	10,625,325	296,259	—	10,921,584
Investments in unconsolidated entities	—	999,819	16,769	—	1,016,588
Goodwill	—	140,270	—	—	140,270
Other assets	247,684	597,581	108,265	(16,734)	936,796
Investments in subsidiaries	4,481,309	52,454	—	(4,533,763)	—
Intercompany	8,214,897	—	—	(8,214,897)	—
	13,328,956	12,674,095	437,863	(12,765,394)	13,675,520
Lennar Financial Services	—	125,493	1,262,213	(2,518)	1,385,188
Rialto	—	—	1,195,407	—	1,195,407
Lennar Multifamily	—	—	683,258	—	683,258
Total assets	$13,328,956	12,799,588	3,578,741	(12,767,912)	16,939,373
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$556,909	918,602	136,621	(19,252)	1,592,880
Liabilities related to consolidated inventory not owned	—	368,179	13,500	—	381,679
Senior notes and other debts payable	5,217,787	280,249	25,729	—	5,523,765
Intercompany	—	7,032,364	1,182,533	(8,214,897)	—
	5,774,696	8,599,394	1,358,383	(8,234,149)	7,498,324
Lennar Financial Services	—	39,806	910,292	—	950,098
Rialto	—	—	703,329	—	703,329
Lennar Multifamily	—	—	128,162	—	128,162
Total liabilities	5,774,696	8,639,200	3,100,166	(8,234,149)	9,279,913
Stockholders’ equity	7,554,260	4,160,388	373,375	(4,533,763)	7,554,260
Noncontrolling interests	—	—	105,200	—	105,200
Total equity	7,554,260	4,160,388	478,575	(4,533,763)	7,659,460
Total liabilities and equity	$13,328,956	12,799,588	3,578,741	(12,767,912)	16,939,373

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$705,126	436,090	21,875	—	1,163,091
Inventories	—	8,901,874	277,052	—	9,178,926
Investments in unconsolidated entities	—	793,840	17,883	—	811,723
Other assets	227,267	346,865	84,224	(7,328)	651,028
Investments in subsidiaries	3,918,687	130,878	—	(4,049,565)	—
Intercompany	7,017,962	—	—	(7,017,962)	—
	11,869,042	10,609,547	401,034	(11,074,855)	11,804,768
Lennar Financial Services loans held-for-sale	—	—	939,405	—	939,405
Lennar Financial Services all other assets	—	103,000	715,758	(3,491)	815,267
Rialto	—	—	1,276,210	—	1,276,210
Lennar Multifamily	—	—	526,131	—	526,131
Total assets	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$473,103	778,249	79,462	(10,819)	1,319,995
Liabilities related to consolidated inventory not owned	—	13,582	96,424	—	110,006
Senior notes and other debts payable	4,369,897	203,572	2,508	—	4,575,977
Intercompany	—	6,071,778	946,184	(7,017,962)	—
	4,843,000	7,067,181	1,124,578	(7,028,781)	6,005,978
Lennar Financial Services	—	38,530	1,279,753	—	1,318,283
Rialto	—	—	707,980	—	707,980
Lennar Multifamily	—	—	117,973	—	117,973
Total liabilities	4,843,000	7,105,711	3,230,284	(7,028,781)	8,150,214
Stockholders’ equity	7,026,042	3,606,836	442,729	(4,049,565)	7,026,042
Noncontrolling interests	—	—	185,525	—	185,525
Total equity	7,026,042	3,606,836	628,254	(4,049,565)	7,211,567
Total liabilities and equity	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,872,920	12,275	—	2,885,195
Lennar Financial Services	—	90,220	129,853	(5,017)	215,056
Rialto	—	—	57,810	—	57,810
Lennar Multifamily	—	—	103,457	(42)	103,415
Total revenues	—	2,963,140	303,395	(5,059)	3,261,476
Cost and expenses:
Lennar Homebuilding	—	2,483,401	12,107	(3,443)	2,492,065
Lennar Financial Services	—	79,077	89,656	(2,734)	165,999
Rialto	—	—	49,574	(71)	49,503
Lennar Multifamily	—	—	105,956	—	105,956
Corporate general and administrative	71,285	310	—	1,265	72,860
Total costs and expenses	71,285	2,562,788	257,293	(4,983)	2,886,383
Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,647)	(4)	—	(9,651)
Lennar Homebuilding other income (expense), net	(67)	1,244	1,544	76	2,797
Rialto equity in earnings from unconsolidated entities	—	—	4,858	—	4,858
Rialto other expense, net	—	—	(16,357)	—	(16,357)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	11,645	—	11,645
Earnings (loss) before income taxes	(71,352)	391,949	47,788	—	368,385
Benefit (provision) for income taxes	23,689	(128,170)	(20,314)	—	(124,795)
Equity in earnings from subsidiaries	296,828	22,477	—	(319,305)	—
Net earnings (including net loss attributable to noncontrolling interests)	249,165	286,256	27,474	(319,305)	243,590
Less: Net loss attributable to noncontrolling interests	—	—	(5,575)	—	(5,575)
Net earnings attributable to Lennar	$249,165	286,256	33,049	(319,305)	249,165
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$—	—	165	—	165
Other comprehensive income attributable to Lennar	$249,165	286,256	33,214	(319,305)	249,330
Other comprehensive loss attributable to noncontrolling interests	$—	—	(5,575)	—	(5,575)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,492,189	4,780	—	2,496,969
Lennar Financial Services	—	60,518	135,939	(5,013)	191,444
Rialto	—	—	63,885	—	63,885
Lennar Multifamily	—	—	81,620	(24)	81,596
Total revenues	—	2,552,707	286,224	(5,037)	2,833,894
Cost and expenses:
Lennar Homebuilding	—	2,157,506	7,309	(788)	2,164,027
Lennar Financial Services	—	50,602	92,431	(4,837)	138,196
Rialto	—	—	62,721	(415)	62,306
Lennar Multifamily	—	—	84,007	—	84,007
Corporate general and administrative	59,644	255	—	1,265	61,164
Total costs and expenses	59,644	2,208,363	246,468	(4,775)	2,509,700
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(18,127)	93	—	(18,034)
Lennar Homebuilding other income, net	(251)	28,850	1,113	262	29,974
Rialto equity in earnings from unconsolidated entities	—	—	5,976	—	5,976
Rialto other expense, net	—	—	(7,612)	—	(7,612)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	5,060	—	5,060
Earnings (loss) before income taxes	(59,895)	355,067	44,386	—	339,558
Benefit (provision) for income taxes	18,646	(106,867)	(18,206)	—	(106,427)
Equity in earnings from subsidiaries	277,091	22,301	—	(299,392)	—
Net earnings (including net loss attributable to noncontrolling interests)	235,842	270,501	26,180	(299,392)	233,131
Less: Net loss attributable to noncontrolling interests	—	—	(2,711)	—	(2,711)
Net earnings attributable to Lennar	$235,842	270,501	28,891	(299,392)	235,842
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	639	—	639
Reclassification adjustments for gains included in earnings, net of tax	—	—	(31)	—	(31)
Other comprehensive income attributable to Lennar	$235,842	270,501	29,499	(299,392)	236,450
Other comprehensive loss attributable to noncontrolling interests	$—	—	(2,711)	—	(2,711)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	7,761,414	28,216	—	7,789,630
Lennar Financial Services	—	227,325	359,152	(15,015)	571,462
Rialto	—	—	207,804	—	207,804
Lennar Multifamily	—	—	292,009	(109)	291,900
Total revenues	—	7,988,739	887,181	(15,124)	8,860,796
Cost and expenses:
Lennar Homebuilding	—	6,802,418	30,693	(4,002)	6,829,109
Lennar Financial Services	—	205,875	266,317	(14,178)	458,014
Rialto	—	—	175,705	(213)	175,492
Lennar Multifamily	—	—	301,303	—	301,303
Corporate general and administrative	195,681	856	—	3,796	200,333
Total costs and expenses	195,681	7,009,149	774,018	(14,597)	7,964,251
Lennar Homebuilding equity in loss from unconsolidated entities	—	(42,675)	(16)	—	(42,691)
Lennar Homebuilding other income (expense), net	(498)	7,897	4,438	527	12,364
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	11,310	—	11,310
Rialto other expense, net	—	—	(54,119)	—	(54,119)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	44,219	—	44,219
Earnings (loss) before income taxes	(196,179)	804,812	118,995	—	727,628
Benefit (provision) for income taxes	65,955	(263,886)	(55,725)	—	(253,656)
Equity in earnings from subsidiaries	631,114	50,785	—	(681,899)	—
Net earnings (including net loss attributable to noncontrolling interests)	500,890	591,711	63,270	(681,899)	473,972
Less: Net loss attributable to noncontrolling interests	—	—	(26,918)	—	(26,918)
Net earnings attributable to Lennar	$500,890	591,711	90,188	(681,899)	500,890
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,556	—	1,556
Reclassification adjustments for loss included in earnings, net of tax	—	—	4	—	4
Other comprehensive income attributable to Lennar	$500,890	591,711	91,748	(681,899)	502,450
Other comprehensive loss attributable to noncontrolling interests	$—	—	(26,918)	—	(26,918)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	6,729,555	4,780	—	6,734,335
Lennar Financial Services	—	154,438	351,923	(15,021)	491,340
Rialto	—	—	152,434	—	152,434
Lennar Multifamily	—	—	195,320	(56)	195,264
Total revenues	—	6,883,993	704,457	(15,077)	7,573,373
Cost and expenses:
Lennar Homebuilding	—	5,840,084	15,941	(11,505)	5,844,520
Lennar Financial Services	—	140,618	243,755	(5,300)	379,073
Rialto	—	—	156,198	(782)	155,416
Lennar Multifamily	—	—	204,244	—	204,244
Corporate general and administrative	160,074	764	—	3,796	164,634
Total costs and expenses	160,074	5,981,466	620,138	(13,791)	6,747,887
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(25,138)	471	—	(24,667)
Lennar Homebuilding other income (expense), net	(1,257)	41,800	1,239	1,286	43,068
Rialto equity in earnings from unconsolidated entities	—	—	14,337	—	14,337
Rialto other expense, net	—	—	(27,888)	—	(27,888)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	38,754	—	38,754
Earnings (loss) before income taxes	(161,331)	919,189	111,232	—	869,090
Benefit (provision) for income taxes	49,706	(277,230)	(38,945)	—	(266,469)
Equity in earnings from subsidiaries	710,016	42,297	—	(752,313)	—
Net earnings (including net earnings attributable to noncontrolling interests)	598,391	684,256	72,287	(752,313)	602,621
Less: Net earnings attributable to noncontrolling interests	—	—	4,230	—	4,230
Net earnings attributable to Lennar	$598,391	684,256	68,057	(752,313)	598,391
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,121	—	1,121
Reclassification adjustments for gains included in earnings, net of tax	—	—	(37)	—	(37)
Other comprehensive income attributable to Lennar	$598,391	684,256	69,141	(752,313)	599,475
Other comprehensive income attributable to noncontrolling interests	$—	—	4,230	—	4,230

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$500,890	591,711	63,270	(681,899)	473,972
Distributions of earnings from guarantor and non-guarantor subsidiaries	631,114	50,785	—	(681,899)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(495,120)	(596,338)	263,300	681,899	(146,259)
Net cash provided by operating activities	636,884	46,158	326,570	(681,899)	327,713
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(232,378)	(25,622)	—	(258,000)
Proceeds from sales of real estate owned	—	—	72,952	—	72,952
Receipt of principal payment on loans held-for-sale	—	—	5,937	—	5,937
Originations of loans receivable	—	—	(57,375)	—	(57,375)
Purchases of commercial mortgage-backed securities bonds	—	—	(70,187)	—	(70,187)
Acquisition, net of cash acquired	(611,103)	—	(296)	—	(611,399)
Other	(6,174)	(36,168)	2,863	—	(39,479)
Distributions of capital from guarantor and non-guarantor subsidiaries	80,000	80,000	—	(160,000)	—
Intercompany	(1,200,426)	—	—	1,200,426	—
Net cash used in investing activities	(1,737,703)	(188,546)	(71,728)	1,040,426	(957,551)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(78)	(397,682)	—	(397,760)
Proceeds from senior notes and debt issuance costs	1,240,089	—	(6,786)	—	1,233,303
Redemption of senior notes	(400,000)	(258,595)	—	—	(658,595)
Net proceeds on Rialto notes payable	—	—	44,550	—	44,550
Net proceeds (payments) on other borrowings	—	(50,691)	71,323	—	20,632
Net payments related to noncontrolling interests	—		(51,483)	—	(51,483)
Excess tax benefits from share-based awards	1,980	—	—	—	1,980
Common stock:
Issuances	693	—	—	—	693
Repurchases	(27,104)	—	—	—	(27,104)
Dividends	(28,181)	(671,711)	(170,188)	841,899	(28,181)
Intercompany	—	951,237	249,189	(1,200,426)	—
Net cash provided by (used in) financing activities	787,477	(29,838)	(261,077)	(358,527)	138,035
Net decrease in cash and cash equivalents	(313,342)	(172,226)	(6,235)	—	(491,803)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$383,770	204,844	249,112	—	837,726

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$598,391	684,256	72,287	(752,313)	602,621
Distributions of earnings from guarantor and non-guarantor subsidiaries	710,016	42,297	—	(752,313)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(712,476)	(707,332)	61,794	752,313	(605,701)
Net cash provided by (used in) operating activities	595,931	19,221	134,081	(752,313)	(3,080)
Cash flows from investing activities:
Proceeds from sale of operating properties and equipment	—	17,450	—	—	17,450
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(100,475)	(9,752)	—	(110,227)
Proceeds from sales of real estate owned	—	—	66,638	—	66,638
Originations/purchases of loans receivable	—	—	(56,507)	—	(56,507)
Receipts of principal payments on loans receivable and other	—	—	57,733	—	57,733
Purchases of commercial mortgage-backed securities bonds	—	—	(33,005)	—	(33,005)
Other	(8,836)	(41,120)	(8,801)	—	(58,757)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	40,000	—	(80,000)	—
Intercompany	(956,734)	—	—	956,734	—
Net cash provided by (used in) investing activities	(925,570)	(84,145)	16,306	876,734	(116,675)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	125,000	—	—	—	125,000
Net (repayments) borrowings under warehouse facilities	—	141	(137,466)	—	(137,325)
Proceeds from senior notes and debt issuance costs	495,974	—	(931)	—	495,043
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(233,893)	—	—	—	(233,893)
Principal payments on Rialto notes payable including structured notes	—	—	(4,121)	—	(4,121)
Net payments on other borrowings	—	(99,804)		—	(99,804)
Net payments related to noncontrolling interests	—		(97,912)	—	(97,912)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	19,471	—	—	—	19,471
Repurchases	(19,871)	—	—	—	(19,871)
Dividends	(26,222)	(724,256)	(108,057)	832,313	(26,222)
Intercompany	—	782,877	173,857	(956,734)	—
Net cash provided by (used in) financing activities	117,498	(41,042)	(174,630)	(124,421)	(222,595)
Net decrease in cash and cash equivalents	(212,141)	(105,966)	(24,243)	—	(342,350)
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$363,680	230,082	222,333	—	816,095

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report include statements regarding: our belief that the housing market seems to be giving way to a more definitive reversion to normal, and our belief regarding the drivers behind this; our expectation that we will experience increased pricing power as a result of the drivers of the housing recovery; our expectation that demand will continue to build and come to the market over the next few years and that it should drive increased production; our belief that first-time homebuyers will continue to come to the housing market, and the drivers behind this; our expectation that we will be able to continue the pivot of our land strategy towards shorter-term land acquisitions and that we will be able to maintain a 7% to 10% growth rate for the company while we enhance our operating platform by reducing SG&A expenses; our expectation that our 2017 growth rate should be on the higher side of over our growth goal for the year; our belief regarding the impact of Hurricanes Harvey and Irma on home deliveries; our expectation that we will continue to invest in various technologies to significantly improve our operating model; our belief that Rialto's direct investments should be winding down over the next few quarters; our expectation that in the fourth quarter of 2017, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell, and our belief regarding the drivers of such margins; our expectation that we will continue to see somewhat lower gross margins in the fourth quarter of 2017 compared to the fourth quarter of 2016; our expectation that we will continue to identify and invest in shorter-term land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions; our expectation that the Company’s main driver of earnings will continue to be our homebuilding and financial services operations, and our expectation that we are currently positioned to deliver approximately 29,000 homes in fiscal 2017; our intention that we will move back over time to being a pure play homebuilding company; our expectation regarding variability in our quarterly results; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such draws; our belief that our operating revenues and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; our belief regarding legal proceedings in which we are involved; and our estimates regarding certain tax and accounting matters, including our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: increases in operating costs, including costs related to labor, construction materials, real estate taxes, and insurance, and difficulties we might have in managing our cost structure, both in our Homebuilding and Lennar Multifamily businesses; unfavorable outcomes in legal proceedings that substantially exceed our expectations; the possibility that we will incur nonrecurring costs that may not have a material adverse effect on our business or financial condition, but may have a material adverse effect on our condensed consolidated financial statements for a particular reporting period; our inability to acquire land and pursue real estate opportunities at anticipated prices; a slowdown in the recovery of real estate markets across the nation, or any downturn in such markets; changes in general economic and financial conditions, and demographic trends, in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; decreased demand for our Lennar Multifamily rental properties, and difficulties we might have in selling our apartment developments; the inability of our Lennar Financial Services segment to maintain or increase its capture rate and benefit from Lennar home deliveries; our inability to successfully execute our strategies, including strategies related to the pivot of our land strategy towards shorter-term land acquisitions, the move to a pure play homebuilding company and reinvigorating technologies in our business; increased competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the carrying value of our real estate assets; our inability to successfully develop multifamily assets in the Multifamily Venture; our inability to maintain anticipated pricing levels and our inability to predict the effect of interest rates on demand; the ability and willingness of the participants in various joint ventures to honor their commitments; our inability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; our inability to successfully grow our ancillary businesses; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; potential liability under environmental or construction laws, or other laws or regulations affecting our business; regulatory changes that adversely affect the profitability of our businesses; our inability to comply with the terms of our debt instruments, our inability to refinance our debt on terms that are acceptable to us; and our inability to successfully estimate the impact of certain regulatory, accounting and tax matters.
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

Outlook
We believe that the slow and steady improvement in the homebuilding market that we have seen for the entirety of this recovery seems to continue to be giving way to a more definitive reversion to normal supported by renewed optimism, wage and job growth, and consumer confidence. The recovery is also being sustained by stronger general economic conditions, favorable interest rates and low unemployment levels. We continue to feel that limited supply and production deficits from the past years have been and continue to drive some pricing power as we moved through the spring selling season that was offset by construction cost increases. We expect that demand will continue to build and come to the market over the next few years and that it should drive increased production as the deficit in the housing stock ultimately needs to be replenished. Additionally, the economic realities of a constrained supply of housing options and higher rental rates are beginning to have a rational impact on decision making for the first-time homebuyer as millennials are continuing to come to the housing market. Our core homebuilding strategy continues to include a pivot of our land strategy towards shorter-term land acquisitions and to maintain a 7% to 10% growth rate for the company while we enhance our operating platform by reducing SG&A expenses. Given our acquisition of WCI Communities, Inc. ("WCI"), our 2017 growth rate should be on the higher side of our growth goal for the year, despite the 950 home deliveries being pushed into 2018 due to delays from Hurricanes Harvey and Irma.
We intend to move back to being a pure play homebuilder over time. In order to accomplish this with respect to our other lines of business, such as Rialto and Multifamily, we may also consider transactions such as restructurings, joint ventures, spin-offs or public offerings.
Our core homebuilding business continued to produce solid operating results in the third quarter of 2017 as our gross margin and operating margin from home sales were 22.8% and 13.6%, respectively. Our third quarter new orders and home deliveries increased 8% and 12% year-over-year, to 7,610 homes and 7,598 homes, respectively. Our SG&A as a percentage of revenues from home sales of 9.2% was the lowest third quarter SG&A percentage in our history, primarily due to improved operating leverage and our continued focus on investing in new technologies. Included in our SG&A expenses were WCI transaction-related expenses that had a 20 basis points impact, which were offset by insurance recoveries. We continue to use various technology initiatives to significantly improve our operating model, and fueled by our digital marketing efforts, our dynamic pricing tool and other technology initiatives, we continue to focus on overall operational efficiency driving our SG&A as a percentage of revenues from home sales to historic lows.
Complementing our homebuilding segment, we had strong performances from our other business segments during the third quarter of 2017. Our Lennar Financial Services segment reported earnings of $49.1 million in the third quarter of 2017, which were down slightly from prior year primarily due to a significant decrease in refinance transactions because of higher interest rates. The decrease was primarily offset by higher profit per transaction in the segment's title operations.
During the third quarter of 2017, our Multifamily segment’s earnings were $9.1 million primarily due to the sale of two completed rental properties by joint ventures. With its geographically diversified pipeline of multifamily products and increased activity in our Lennar Multifamily Venture, this segment continues to grow while capitalizing on future development opportunities.

Our Rialto segment had $3.2 million of earnings during the third quarter of 2017, net of noncontrolling interests. During the third quarter, our direct investments continued to be a drag on overall performance for Rialto, but the direct investments should be winding down over the next few quarters as the remaining assets are monetized.
In the fourth quarter of 2017, our principal focus in our homebuilding operations will continue to be on generating strong operating margins on the homes we sell by delivering homes from what we believe are favorable land positions and by continuing to invest in technologies to drive efficiencies. We expect to continue to see somewhat lower gross margins in the fourth quarter of 2017 compared to the fourth quarter of 2016 due to cost increases outpacing sales price increases and competitive pressures, as well as the 950 home deliveries being pushed into 2018. Consistent with our soft-pivot land strategy, we plan to continue to identify and invest in shorter-term land opportunities that we expect will drive our future growth and profitability, including ramping up our first-time homebuyer land positions. We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver approximately 29,000 homes in fiscal 2017.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2017 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we experienced several years ago, can alter seasonal patterns.
Our net earnings attributable to Lennar were $249.2 million, or $1.06 per diluted share ($1.06 per basic share), in the third quarter of 2017, compared to net earnings attributable to Lennar of $235.8 million, or $1.01 per diluted share ($1.04 per basic share), in the third quarter of 2016. Our net earnings attributable to Lennar were $500.9 million, or $2.13 per diluted share ($2.13 per basic share), in the nine months ended August 31, 2017, compared to net earnings attributable to Lennar of $598.4 million, or $2.59 per diluted share ($2.74 per basic share), in the nine months ended August 31, 2016.

Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Lennar Homebuilding revenues:
Sales of homes	$2,847,731	2,443,337	7,701,871	6,627,596
Sales of land	37,464	53,632	87,759	106,739
Total Lennar Homebuilding revenues	2,885,195	2,496,969	7,789,630	6,734,335
Lennar Homebuilding costs and expenses:
Costs of homes sold	2,197,320	1,891,661	6,015,420	5,115,451
Costs of land sold	32,278	44,239	78,853	86,319
Selling, general and administrative	262,467	228,127	734,836	642,750
Total Lennar Homebuilding costs and expenses	2,492,065	2,164,027	6,829,109	5,844,520
Lennar Homebuilding operating margins	393,130	332,942	960,521	889,815
Lennar Homebuilding equity in loss from unconsolidated entities	(9,651)	(18,034)	(42,691)	(24,667)
Lennar Homebuilding other income, net	2,797	29,974	12,364	43,068
Lennar Homebuilding loss due to litigation	—	—	(140,000)	—
Lennar Homebuilding operating earnings	386,276	344,882	790,194	908,216
Lennar Financial Services revenues	215,056	191,444	571,462	491,340
Lennar Financial Services costs and expenses	165,999	138,196	458,014	379,073
Lennar Financial Services operating earnings	49,057	53,248	113,448	112,267
Rialto revenues	57,810	63,885	207,804	152,434
Rialto costs and expenses	49,503	62,306	175,492	155,416
Rialto equity in earnings from unconsolidated entities	4,858	5,976	11,310	14,337
Rialto other expense, net	(16,357)	(7,612)	(54,119)	(27,888)
Rialto operating loss	(3,192)	(57)	(10,497)	(16,533)
Lennar Multifamily revenues	103,415	81,596	291,900	195,264
Lennar Multifamily costs and expenses	105,956	84,007	301,303	204,244
Lennar Multifamily equity in earnings from unconsolidated entities	11,645	5,060	44,219	38,754
Lennar Multifamily operating earnings	9,104	2,649	34,816	29,774
Total operating earnings	441,245	400,722	927,961	1,033,724
Corporate general and administrative expenses	(72,860)	(61,164)	(200,333)	(164,634)
Earnings before income taxes	$368,385	339,558	727,628	869,090

Three Months Ended August 31, 2017 versus Three Months Ended August 31, 2016
As previously announced on February 10, 2017, we completed our acquisition of WCI. Prior year information does not include WCI data for the three months ended August 31, 2016.
Revenues from home sales increased 17% in the third quarter of 2017 to $2.8 billion from $2.4 billion in the third quarter of 2016. Revenues were higher primarily due to a 12% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 7,588 homes in the third quarter of 2017 from 6,758 homes in the third quarter of 2016. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, except in Homebuilding Central that was slightly down from prior year due to Hurricane Harvey which impacted approximately 120 deliveries in the third quarter of 2017. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered was $375,000 in the third quarter of 2017, compared to $362,000 in the third quarter of 2016, primarily due to product mix (selling at different price points) and increased pricing in certain markets due to favorable market conditions. Sales incentives offered to homebuyers were $21,800 per home delivered in the third quarter of 2017, or 5.5% as a percentage of home sales revenue, compared to $22,500 per home delivered in the third quarter of 2016, or 5.9% as a percentage of home sales revenue, and $22,700 per home delivered in the second quarter of 2017, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $650.4 million, or 22.8%, in the third quarter of 2017, compared to $551.7 million, or 22.6%, in the third quarter of 2016. Gross margin percentage on home sales increased compared to the third quarter of 2016 primarily due to insurance recoveries of $10.3 million that positively impacted gross margin percentage by 30 basis points. Gross profits on land sales were $5.2 million in the three months ended August 31, 2017, compared to $9.4 million in the three months ended August 31, 2016.
Selling, general and administrative expenses were $262.5 million in the third quarter of 2017, compared to $228.1 million in the third quarter of 2016. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.2% in the third quarter of 2017, from 9.3% in the third quarter of 2016 due to improved operating leverage as a result of an increase in home deliveries. In addition, WCI transaction-related expenses had a negative 20 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales, which were offset by insurance recoveries.
Lennar Homebuilding equity in loss from unconsolidated entities was $9.7 million in the third quarter of 2017, compared to $18.0 million in the third quarter of 2016. In the third quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from its unconsolidated entities, which was primarily driven by general and administrative expenses, as there were no significant land sale transactions for which we recognized our share of earnings during the third quarter of 2017. In the third quarter of 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity.
Lennar Homebuilding other income, net, was $2.8 million in the third quarter of 2017, compared to $30.0 million in the third quarter of 2016. Other income, net, in the third quarter of 2016 was primarily related to $17.4 million of management fee income related to one of Lennar Homebuilding's strategic joint ventures and a gain of $8.7 million on the sale of a clubhouse.
Lennar Homebuilding interest expense was $71.8 million in the third quarter of 2017 ($68.6 million was included in costs of homes sold, $0.9 million in costs of land sold and $2.3 million in other income, net), compared to $62.7 million in the third quarter of 2016 ($60.3 million was included in costs of homes sold, $1.4 million in costs of land sold and $1.0 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $49.1 million in the third quarter of 2017, compared to $53.2 million in the third quarter of 2016. Operating earnings were impacted by a significant decrease in refinance transactions, partially offset by higher profit per transaction in the segment's title operations.
Operating earnings for our Rialto segment were $3.2 million in the third quarter of 2017 (which included a $3.2 million operating loss and an add back of $6.4 million of net loss attributable to noncontrolling interests). Operating earnings in the third quarter of 2016 was $5.9 million (which included a $0.1 million operating loss and an add back of $6.0 million of net loss attributable to noncontrolling interests). The decrease in operating earnings was primarily due to a decrease in RMF securitization revenues as a result of lower volume and an increase in real estate owned impairments, partially offset by an increase in incentive income related to carried interest distributions from the Rialto real estate funds and lower general and administrative expenses.

Operating earnings for our Lennar Multifamily segment were $9.1 million in the third quarter of 2017, primarily due to the segment's $15.4 million share of gains as a result of sales of two operating properties by Lennar Multifamily's unconsolidated entities and management fee income, partially offset by general and administrative expenses. In the third quarter of 2016, our Lennar Multifamily segment had operating earnings of $2.6 million primarily due to the segment's $8.0 million share of a gain as a result of the sale of an operating property by one of its unconsolidated entities and management fee income, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $72.9 million, or 2.2% as a percentage of total revenues, in the third quarter of 2017, compared to $61.2 million, or 2.2% as a percentage of total revenues, in the third quarter of 2016.
Net loss attributable to noncontrolling interests was $5.6 million and $2.7 million in the third quarter of 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the third quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net loss attributable to noncontrolling interests in the third quarter of 2016 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans, partially offset by net earnings related to the Lennar Homebuilding consolidated joint ventures.
In the third quarter of 2017 and 2016, we had a tax provision of $124.8 million and $106.4 million, respectively. Our overall effective income tax rates were 33.37% and 31.09% in the third quarter of 2017 and 2016, respectively. The effective tax rate for the third quarter of 2017 included tax benefits related to domestic production activities deduction and energy tax credits, offset primarily by state income tax expense and valuation allowance recorded against state net operating losses we expect to expire unutilized. The effective tax rate for the third quarter of 2016 included tax benefits for domestic production activities deduction and energy tax credits, offset primarily by state income tax expense.
Nine Months Ended August 31, 2017 versus Nine Months Ended August 31, 2016
As previously announced on February 10, 2017, we completed our acquisition of WCI. The results of operations include activity related to WCI from February 10, 2017 to August 31, 2017. Prior year information does not include WCI data for the nine months ended August 31, 2016.
Revenues from home sales increased 16% in the nine months ended August 31, 2017 to $7.7 billion from $6.6 billion in the nine months ended August 31, 2016. Revenues were higher primarily due to a 13% increase in the number of home deliveries, excluding unconsolidated entities, and a 3% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 20,708 homes in the nine months ended August 31, 2017 from 18,275 homes in the nine months ended August 31, 2016. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The increase in home deliveries was primarily driven by an increase in active communities over the last year. The average sales price of homes delivered was $372,000 in the nine months ended August 31, 2017, compared to $363,000 in the nine months ended August 31, 2016, primarily due to product mix and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,400 per home delivered in the nine months ended August 31, 2017, or 5.7% as a percentage of home sales revenue, compared to $22,000 per home delivered in the nine months ended August 31, 2016, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $1.7 billion, or 21.9%, in the nine months ended August 31, 2017, compared to $1.5 billion, or 22.8%, in the nine months ended August 31, 2016. Gross margin percentage on home sales decreased compared to the nine months ended August 31, 2016 primarily due to an increase in construction costs per home. Gross profits on land sales were $8.9 million in the nine months ended August 31, 2017, compared to $20.4 million in the nine months ended August 31, 2016.
Selling, general and administrative expenses were $734.8 million in the nine months ended August 31, 2017, compared to $642.8 million in the nine months ended August 31, 2016. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.5% in the nine months ended August 31, 2017, from 9.7% in the nine months ended August 31, 2016, due to improved operating leverage as a result of an increase in home deliveries, despite the fact that WCI transaction-related expenses had a negative 30 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales in the nine months ended August 31, 2017.
Lennar Homebuilding equity in loss from unconsolidated entities was $42.7 million in the nine months ended August 31, 2017, compared to $24.7 million in the nine months ended August 31, 2016. In the nine months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of net operating losses from our unconsolidated entities, which was primarily driven by general and administrative expenses, as there were no significant home and land sale transactions for which we recognized our share of earnings during the nine months ended August 31, 2017. In the nine months ended August 31, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination and our share of net operating losses associated with the new FivePoint unconsolidated entity. This was partially offset by equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties.
Lennar Homebuilding other income, net, was $12.4 million in the nine months ended August 31, 2017, compared to $43.1 million in the nine months ended August 31, 2016. In the nine months ended August 31, 2016, other income, net, included management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures and a gain on the sale of a clubhouse.
Lennar Homebuilding loss due to litigation of $140 million in the nine months ended August 31, 2017, was related to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximates our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and have accrued for the amount we expect to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $196.1 million in the nine months ended August 31, 2017 ($187.2 million was included in costs of homes sold, $4.1 million in costs of land sold and $4.8 million in other income, net), compared to $171.8 million in the nine months ended August 31, 2016 ($165.8 million was included in costs of homes sold, $2.7 million in costs of land sold and $3.3 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $113.4 million in the nine months ended August 31, 2017, compared to $112.3 million in the nine months ended August 31, 2016. The increase in operating earnings was primarily due to increased profitability in the segment's title operations and earnings from Berkshire Hathaway Home Services ("BHHS") real state brokerage which was acquired as part of the WCI acquisition in February, partially offset by decreased profitability in the segment's mortgage operations as a result of a decrease in refinance transactions.
Operating earnings for our Rialto segment were $21.4 million in the nine months ended August 31, 2017 (which included a $10.5 million operating loss and an add back of $31.9 million of net loss attributable to noncontrolling interests). Operating loss for the nine months ended August 31, 2016 was $5.9 million (which included a $16.5 million operating loss and an add back of $10.6 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily related to an increase in RMF earnings as a result of higher securitization margins, an increase in incentive income related to carried interest distributions from the Rialto real estate funds, as well as an increase in management fee income. This was partially offset by an increase in loan impairments, real estate owned impairments and general and administrative expenses. In addition, the nine months ended August 31, 2016 included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.
Operating earnings for our Lennar Multifamily segment were $34.8 million in the nine months ended August 31, 2017, primarily due to the segment's $52.9 million share of gains as a result of the sale of five operating properties by Lennar Multifamily's unconsolidated entities and management fee income, partially offset by general and administrative expenses. In the nine months ended August 31, 2016, the Lennar Multifamily segment had operating earnings of $29.8 million primarily due to the segment's $43.8 million share of gains as a result of the sale of three operating properties by its unconsolidated entities and a gross profit of $5.2 million on a third-party land sale and management fee income, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $200.3 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2017, compared to $164.6 million, or 2.2% as a percentage of total revenues, in the nine months ended August 31, 2016.
Net earnings (loss) attributable to noncontrolling interests were ($26.9) million and $4.2 million in the nine months ended August 31, 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the nine months ended August 31, 2017 was primarily attributable to a net loss related to the FDIC's interest in a portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to the Lennar Homebuilding consolidated joint ventures. Net earnings attributable to noncontrolling interests in the nine months ended August 31, 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans.
In the nine months ended August 31, 2017 and 2016, we had a tax provision of $253.7 million and $266.5 million, respectively. Our overall effective income tax rates were 33.62% and 30.81% in the nine months ended August 31, 2017 and 2016, respectively. The effective tax rate for the nine months ended August 31, 2017 included tax benefits for settlements with the IRS, the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense, and valuation allowance recorded against state net operating losses we expect to expire unutilized. The effective tax rate for the nine months ended August 31, 2016 included tax benefits for settlements with the IRS, the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense.

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
At August 31, 2017, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida includes the financial information related to WCI from the date of acquisition (February 10, 2017) to August 31, 2017.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Homebuilding revenues:
East:
Sales of homes	$1,236,619	970,746	3,198,756	2,570,883
Sales of land	19,178	31,838	19,657	45,053
Total East	1,255,797	1,002,584	3,218,413	2,615,936
Central:
Sales of homes	589,572	610,534	1,750,495	1,602,328
Sales of land	13,329	11,770	50,929	42,803
Total Central	602,901	622,304	1,801,424	1,645,131
West:
Sales of homes	820,028	663,184	2,134,972	1,927,642
Sales of land	3,472	7,938	11,520	12,878
Total West	823,500	671,122	2,146,492	1,940,520
Other:
Sales of homes	201,512	198,872	617,648	526,743
Sales of land	1,485	2,087	5,653	6,005
Total Other	202,997	200,959	623,301	532,748
Total homebuilding revenues	$2,885,195	2,496,969	7,789,630	6,734,335

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Operating earnings:
East:
Sales of homes	$178,380	140,017	411,607	357,954
Sales of land	2,095	12,156	1,580	18,245
Equity in earnings (loss) from unconsolidated entities	(354)	(146)	1,661	(270)
Other income (expense), net	(213)	9,762	3,058	13,504
Loss due to litigation	—	—	(140,000)	—
Total East	179,908	161,789	277,906	389,433
Central:
Sales of homes	64,858	73,122	192,908	173,491
Sales of land	2,417	(4,040)	5,171	(1,125)
Equity in earnings (loss) from unconsolidated entities	(4)	3	42	47
Other expense, net	(1,087)	(1,326)	(3,135)	(2,697)
Total Central	66,184	67,759	194,986	169,716
West:
Sales of homes	119,269	89,635	272,751	288,715
Sales of land	397	588	1,679	1,534
Equity in loss from unconsolidated entities	(9,297)	(17,951)	(44,369)	(24,813)
Other income, net	2,380	20,036	7,272	29,513
Total West	112,749	92,308	237,333	294,949
Other:
Sales of homes	25,437	20,775	74,349	49,235
Sales of land	277	689	476	1,766
Equity in earnings (loss) from unconsolidated entities	4	60	(25)	369
Other income, net	1,717	1,502	5,169	2,748
Total Other	27,435	23,026	79,969	54,118
Total homebuilding operating earnings	$386,276	344,882	790,194	908,216

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	3,778	3,127	$1,236,619	971,636	$327,000	311,000
Central	1,730	1,812	589,572	610,535	341,000	337,000
West	1,656	1,423	827,713	678,289	500,000	477,000
Other	434	417	201,511	198,873	464,000	477,000
Total	7,598	6,779	$2,855,415	2,459,333	$376,000	363,000
Of the total homes delivered listed above, 10 homes with a dollar value of $7.7 million and an average sales price of $768,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2017, compared to 21 home deliveries with a dollar value of $16.0 million and an average sales price of $762,000 for the three months ended August 31, 2016.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	9,869	8,223	$3,198,756	2,573,062	$324,000	313,000
Central	5,177	4,923	1,750,495	1,602,328	338,000	325,000
West	4,380	4,094	2,169,461	1,965,207	495,000	480,000
Other	1,335	1,095	617,648	526,743	463,000	481,000
Total	20,761	18,335	$7,736,360	6,667,340	$373,000	364,000
Of the total homes delivered listed above, 53 homes with a dollar value of $34.5 million and an average sales price of $651,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2017, compared to 60 home deliveries with a dollar value of $39.7 million and an average sales price of $662,000 for the nine months ended August 31, 2016.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	$90,736	69,346	$24,000	22,200	6.8%	6.7%
Central	45,512	50,702	26,300	28,000	7.2%	7.7%
West	22,237	23,575	13,500	16,800	2.6%	3.4%
Other	6,886	8,696	15,900	20,900	3.3%	4.2%
Total	$165,371	152,319	$21,800	22,500	5.5%	5.9%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	$228,195	180,699	$23,100	22,000	6.7%	6.6%
Central	139,169	131,313	26,900	26,700	7.4%	7.6%
West	74,204	67,561	17,100	16,700	3.4%	3.4%
Other	21,856	22,584	16,400	20,600	3.4%	4.1%
Total	$463,424	402,157	$22,400	22,000	5.7%	5.7%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	3,841	3,376	$1,250,446	1,055,043	$326,000	313,000
Central	1,657	1,714	558,782	578,053	337,000	337,000
West	1,689	1,497	909,209	722,888	538,000	483,000
Other	423	431	204,784	211,767	484,000	491,000
Total	7,610	7,018	$2,923,221	2,567,751	$384,000	366,000
Of the total new orders listed above, 16 homes with a dollar value of $12.8 million and an average sales price of $798,000 represent new orders from unconsolidated entities for the three months ended August 31, 2017, compared to four new orders with a dollar value of $1.6 million and an average sales price of $396,000 for the three months ended August 31, 2016.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East	11,056	9,472	$3,573,399	2,962,985	$323,000	313,000
Central	5,354	5,484	1,806,948	1,824,251	337,000	333,000
West	5,274	4,568	2,723,279	2,181,306	516,000	478,000
Other	1,307	1,250	625,769	588,962	479,000	471,000
Total	22,991	20,774	$8,729,395	7,557,504	$380,000	364,000
Of the total new orders listed above, 37 homes with a dollar value of $28.2 million and an average sales price of $762,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2017, compared to 28 new orders with a dollar value of $15.7 million and an average sales price of $561,000 for the nine months ended August 31, 2016.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2017 and 2016.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
East (1)	4,789	4,211	$1,625,820	1,370,470	$339,000	325,000
Central	2,498	2,629	877,607	907,860	351,000	345,000
West	2,424	1,828	1,302,318	888,590	537,000	486,000
Other (2)	501	585	264,161	277,323	527,000	474,000
Total	10,212	9,253	$4,069,906	3,444,243	$399,000	372,000
Of the total homes in backlog listed above, 14 homes with a backlog dollar value of $9.7 million and an average sales price of $692,000 represent the backlog from unconsolidated entities at August 31, 2017, compared to 57 homes with a backlog dollar value of $38.3 million and an average sales price of $673,000 at August 31, 2016.

(1)
During the nine months ended August 31, 2017, we acquired 359 homes in backlog as a result of the WCI acquisition. During the nine months ended August 31, 2016, we acquired 110 homes in backlog from other homebuilders.

(2)	During the nine months ended August 31, 2016, we acquired 58 homes in backlog.
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

We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
East	15%	14%	14%	14%
Central	20%	22%	18%	19%
West	14%	15%	13%	14%
Other	8%	11%	10%	10%
Total	16%	16%	15%	15%
Active Communities:

	August 31,
	2017	2016
East (1)	360	296
Central	211	213
West	137	127
Other	50	58
Total	758	694
Of the total active communities listed above, five and three communities represent active communities being developed by unconsolidated entities as of August 31, 2017 and 2016, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017. As of August 31, 2017, there were 51 active communities.
The following table details our gross margins on home sales for the three and nine months ended August 31, 2017 and 2016 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(Dollars in thousands)	2017		2016		2017		2016
East:
Sales of homes	$1,236,619		970,746		$3,198,756		2,570,883
Costs of homes sold	933,809		736,605		2,452,802		1,951,121
Gross margins on home sales	302,810	24.5%	234,141	24.1%	745,954	23.3%	619,762	24.1%
Central:
Sales of homes	589,572		610,534		1,750,495		1,602,328
Costs of homes sold	466,891		478,146		1,387,705		1,268,820
Gross margins on home sales	122,681	20.8%	132,388	21.7%	362,790	20.7%	333,508	20.8%
West:
Sales of homes	820,028		663,184		2,134,972		1,927,642
Costs of homes sold	642,279		519,712		1,697,285		1,478,965
Gross margins on home sales	177,749	21.7%	143,472	21.6%	437,687	20.5%	448,677	23.3%
Other:
Sales of homes	201,512		198,872		617,648		526,743
Costs of homes sold	154,341		157,197		477,628		416,545
Gross margins on home sales	47,171	23.4%	41,675	21.0%	140,020	22.7%	110,198	20.9%
Total gross margins on home sales	$650,411	22.8%	551,676	22.6%	$1,686,451	21.9%	1,512,145	22.8%

Three Months Ended August 31, 2017 versus Three Months Ended August 31, 2016
Homebuilding East: Revenues from home sales increased for the third quarter of 2017 compared to the third quarter of 2016, primarily due to an increase in the number of home deliveries in Florida and the Carolinas, partially offset by a decrease in the number of home deliveries in Georgia and Maryland/Virginia. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas. The increase in the number of deliveries and average sales price of homes delivered in Florida was primarily driven by an increase in higher-priced active communities over the last year related to the WCI acquisition. The increase in the average sales price of homes delivered in the Carolinas was primarily due to an increase in home deliveries in higher-priced communities. The decrease in the number of deliveries in Georgia and Maryland/Virginia was primarily due to high volume communities that closed out over the last year. Gross margin percentage on home sales for the third quarter of 2017 increased compared to the same period last year primarily due to insurance recoveries of $6.5 million, which impacted gross margin percentage by 50 basis points in the segment.
Homebuilding Central: Revenues from home sales decreased for the third quarter of 2017 compared to the third quarter of 2016, primarily due to a decrease in the number of home deliveries in Texas, partially offset by an increase in the average sales price of homes delivered in all the states in the segment. The decrease in the number of deliveries in Texas was primarily due to Hurricane Harvey which impacted approximately 120 deliveries in the third quarter of 2017. The increase in the average sales price of homes delivered was primarily due to favorable market conditions and a change in product mix driven by an increase in home deliveries in higher-priced communities in the third quarter of 2017. Gross margin percentage on home sales for the third quarter of 2017 decreased slightly compared to the same period last year primarily due to an increase in direct construction and land costs per home, offset by a decrease in sales incentives.
Homebuilding West: Revenues from home sales increased for the third quarter of 2017 compared to the third quarter of 2016, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the number of home deliveries is primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales for the third quarter of 2017 increased slightly compared to the same period last year primarily due to $2.6 million of insurance recoveries, which impacted gross margin percentage by 30 basis points in this segment.
Homebuilding Other: Revenues from home sales increased for the third quarter of 2017 compared to the third quarter of 2016, primarily due to an increase in the number of home deliveries in Tennessee. The increase in the number of home deliveries in Tennessee is primarily due to higher demand as the number of deliveries per active community increased. Gross margin percentage on home sales for the third quarter of 2017 increased compared to the same period last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales due to favorable market conditions.
Nine Months Ended August 31, 2017 versus Nine Months Ended August 31, 2016
Homebuilding East: Revenues from home sales increased for the nine months ended August 31, 2017 compared to the nine months ended August 31, 2016, primarily due to an increase in the number of home deliveries in all the states in the segment, except Georgia and Maryland/Virginia. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas. The increase in the number of deliveries in Florida was primarily driven by an increase in active communities over the last year related to the WCI acquisition. The decrease in the number of deliveries in Georgia and Maryland/Virginia was primarily due to a decrease in deliveries per active community as a result of the timing of opening and closing of communities. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities. Gross margin percentage on home sales for the nine months ended August 31, 2017 decreased compared to the same period last year primarily due to an increase in direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased for the nine months ended August 31, 2017 compared to the nine months ended August 31, 2016, primarily due to an increase in the number of home deliveries in all states, except Colorado and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the nine months ended August 31, 2017 was consistent with the same period last year.
Homebuilding West: Revenues from home sales increased for the nine months ended August 31, 2017 compared to the nine months ended August 31, 2016, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the average sales price of homes delivered was primarily due to a change in product mix and because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. The increase in the number of home deliveries is primarily due to an increase in the number of active communities. Gross margin percentage on home sales for the nine months ended August 31, 2017 decreased slightly compared to the same period last year primarily due to an increase in direct construction and land costs per home.
Homebuilding Other: Revenues from home sales increased for the nine months ended August 31, 2017 compared to the nine months ended August 31, 2016, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered in all states except Washington. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered in Washington was primarily due to favorable market conditions and a change in product mix. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the nine months ended August 31, 2017. Gross margin percentage on home sales for the nine months ended August 31, 2017 increased compared to the same period last year primarily due to a decrease in sales incentives per home delivered due to favorable market conditions.
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
As part of the WCI acquisition in February 2017, Lennar Financial Services acquired a real estate brokerage business under the Berkshire Hathaway Home Services brand. This business operates only in Florida.
In June 2017, our mortgage financing services operations changed its name from Universal American Mortgage Company, LLC to Eagle Home Mortgage, LLC.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$215,056	191,444	571,462	491,340
Costs and expenses	165,999	138,196	458,014	379,073
Operating earnings	$49,057	53,248	113,448	112,267
Dollar value of mortgages originated	$2,355,000	2,611,000	6,493,000	6,630,000
Number of mortgages originated	8,300	9,300	23,100	23,900
Mortgage capture rate of Lennar homebuyers	80%	82%	80%	82%
Number of title and closing service transactions	30,000	31,800	81,500	83,600
Number of title policies issued	79,400	81,700	239,400	214,300
Rialto Segment
Our Rialto reportable segment is a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans as well as investing our own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, perform diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities as well as providing strategic real estate capital. Rialto's primary focus is to manage third-party capital and to originate and sell into securitizations commercial mortgage loans. Rialto has continued the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.

Rialto's operating loss was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues	$57,810	63,885	207,804	152,434
Costs and expenses (1)	49,503	62,306	175,492	155,416
Rialto equity in earnings from unconsolidated entities	4,858	5,976	11,310	14,337
Rialto other expense, net (2)	(16,357)	(7,612)	(54,119)	(27,888)
Operating loss (3)	$(3,192)	(57)	(10,497)	(16,533)

(1)
Costs and expenses included loan impairments of $1.6 million and $19.5 million for the three and nine months ended August 31, 2017, respectively, and loan impairments of $4.3 million and $11.1 million for the three and nine months ended August 31, 2016, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Rialto other expense, net, included REO impairments of $12.7 million and $38.9 million for the three and nine months ended August 31, 2017, respectively, and REO impairments of $6.2 million and $13.8 million for the three and nine months ended August 31, 2016, respectively.

(3)
Operating loss for the three and nine months ended August 31, 2017 included net loss attributable to noncontrolling interests of $6.4 million and $31.9 million, respectively. Operating loss for the three and nine months ended August 31, 2016 included net loss attributable to noncontrolling interests of $6.0 million and $10.6 million, respectively.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, generally with principal amounts between $2 million and $75 million, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the nine months ended August 31, 2017, RMF originated loans with a total principal balance of $1.3 billion, of which $1.3 billion were recorded as loans held-for-sale and $57.4 million as accrual loans within loans receivable, net, and sold $1.1 billion of loans into eight separate securitizations. During the nine months ended August 31, 2016, RMF originated loans with a total principal balance of $1.2 billion, of which $1.2 billion were recorded as loans held-for-sale and $55.7 million as accrual loans within loans receivable, net, and sold $1.3 billion of loans into seven separate securitizations.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. After January 10, 2018, (1) the FDIC can, at its discretion, sell any remaining assets, or (2) Rialto will have the option to purchase the FDIC's interest in the portfolios. At August 31, 2017, the consolidated LLCs had total combined assets of $85.8 million, which primarily included $49.0 million of real estate owned, net and $19.2 million of loans held-for-sale.
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

At August 31, 2017 and November 30, 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $142.5 million and $71.3 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and June 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of August 31, 2017 and November 30, 2016, our balance sheet had $683.3 million and $526.1 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $397.1 million and $318.6 million, respectively. Our net investment in the Lennar Multifamily segment as of August 31, 2017 and November 30, 2016 was $555.1 million and $408.2 million, respectively. During the three and nine months ended August 31, 2017, our Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains, respectively. During the three and nine months ended August 31, 2016, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $8.0 million and $43.8 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of August 31, 2017 and November 30, 2016. As of August 31, 2017, our Lennar Multifamily segment had interests in 55 communities with development costs of $5.3 billion, of which 12 communities were completed and operating, 10 communities were partially completed and leasing, 25 communities were under construction and the remaining communities were either owned or under contract. As of August 31, 2017, our Lennar Multifamily segment also had a pipeline of 20 potential future projects totaling $3.0 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.

(2) Financial Condition and Capital Resources
At August 31, 2017, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $837.7 million, compared to $1.3 billion at November 30, 2016 and $816.1 million at August 31, 2016.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2017 and 2016, cash provided by (used in) operating activities totaled $327.7 million and ($3.1) million, respectively. During the nine months ended August 31, 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in receivables as a result of the timing of the settlement of RMF securitizations and Lennar Financial Services loans sold to investors, an increase in accounts payable and other liabilities, and a net decrease in loans held-for-sale of $118.9 million, of which $277.6 million related to Lennar Financial Services, partially offset by an increase in loans held-for-sale of $159.8 million related to Rialto. Cash provided by operating activities was negatively impacted by an increase in inventories due to strategic land purchases, land development and construction costs. For the nine months ended August 31, 2017, distributions of earnings from unconsolidated entities were $59.9 million, which included (1) $48.5 million from Lennar Multifamily unconsolidated entities, (2) $10.5 million from Rialto unconsolidated entities, and (3) $0.9 million from Lennar Homebuilding unconsolidated entities.
During the nine months ended August 31, 2016, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, land development and construction costs and a decrease in accounts payable and other liabilities, partially offset by our net earnings, a decrease in loans held-for-sale of which $84.7 million related to RMF and $41.8 million related to Lennar Financial Services, and a decrease in receivables. For the nine months ended August 31, 2016, distributions of earnings from unconsolidated entities were $52.8 million, which included (1) $42.0 million from Lennar Multifamily unconsolidated entities, (2) $9.6 million from Rialto unconsolidated entities, and (3) $1.2 million from Lennar Homebuilding unconsolidated entities
Investing Cash Flow Activities
During the nine months ended August 31, 2017 and 2016, cash used in investing activities totaled $957.6 million and $116.7 million, respectively. During the nine months ended August 31, 2017, our cash used in investing activities was primarily due to our $611.1 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions of $381.2 million, which included (1) $257.2 million to Lennar Homebuilding unconsolidated entities, including $120.7 million to FivePoint, primarily for working capital and paydowns of joint venture debt, (2) $88.4 million to Lennar Multifamily unconsolidated entities primarily for working capital, and (3) $35.6 million to Rialto unconsolidated entities comprised primarily of $26.3 million contributed to Rialto Real Estate Fund III ("Fund III"), $8.0 million contributed to Rialto Credit Partnership Fund, LP ("RCP Fund") and $1.3 million contributed to other investments. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $73.9 million of principal payments on loans receivable and other, $73.0 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $123.2 million, which included (1) $63.7 million from Lennar Multifamily unconsolidated entities, of which $25.8 million was distributed by the Venture; (2) $32.6 million from Rialto unconsolidated entities comprised of $19.3 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), $3.6 million distributed by Fund III, $4.4 million distributed by Rialto Capital CMBS Funds (the "CMBS Funds"), $4.7 million distributed by Mezzanine Partners Fund, LP (the "Mezzanine Fund") and $0.6 million distributed by RCP Fund; and (3) $25.0 million from Lennar Homebuilding unconsolidated entities.
During the nine months ended August 31, 2016, our cash used in investing activities was primarily impacted by cash contributions of $320.0 million, which included (1) $157.4 million to Lennar Multifamily unconsolidated entities primarily for working capital, of which $142.8 million was contributed to the Venture, (2) $133.0 million to Lennar Homebuilding unconsolidated entities primarily for working capital, and (3) $29.6 million to Rialto unconsolidated entities comprised of $23.3 million contributed to the CMBS Funds, $4.6 million contributed to Rialto Credit Partnership Fund and $1.7 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of commercial mortgage backed bonds and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $66.6 million of proceeds from the sales of REO, $17.5 million of proceeds from the sale of an operating property and by distributions of capital from unconsolidated entities of $209.8 million, which included (1) $159.6 million from Lennar Multifamily unconsolidated entities, of which $122.3 million was distributed by the Venture; (2) $32.4 million from Lennar Homebuilding unconsolidated entities, and (3) $17.8 million from Rialto unconsolidated entities comprised of $8.2 million distributed by Mezzanine Fund, $7.5 million distributed by Fund II and $2.1 million distributed by the CMBS Funds.

Financing Cash Flow Activities
During the nine months ended August 31, 2017 and 2016, our cash provided by (used in) financing activities totaled $138.0 million and ($222.6) million, respectively. During the nine months ended August 31, 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes"), (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes"), (3) $75.9 million of proceeds from other borrowings, and (4) $63.5 million of proceeds from issuance of Rialto notes payable. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% senior notes due 2017 (the "12.25% Senior Notes"), (2) the redemption of $250 million principal amount of our 6.875% senior notes due 2021 that had been issued by WCI, (3) $397.8 million of net repayments under our warehouse facilities, which was comprised of $357.5 million of net repayments under our Lennar Financial Services warehouse repurchase facilities and $40.3 million of net repayments under our Rialto warehouse facilities, (4) $61.8 million of payments related to noncontrolling interests, and (5) $55.3 million of principal payments on other borrowings.
During the nine months ended August 31, 2016, our cash used in financing activities was primarily impacted by (1) $191.9 million of net repayments under our Rialto's warehouse repurchase facilities, partially offset by $54.6 million of net borrowings under our Lennar Financial Services' warehouse repurchase facilities, (2) $233.9 million of exchanges and conversions of our 2.75% convertible senior notes due 2020, (3) the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016, (4) $133.9 million of principal payments on other borrowings and (5) $98.2 million of payments related to noncontrolling interests. This cash used in financing activities was partially offset by the receipt of proceeds from the sale of $500 million aggregate principal amount of 4.750% senior notes due 2021, $125 million of net borrowings under our unsecured revolving credit facility (the "Credit Facility") and $54.6 million of net borrowings under our Lennar Financial Services' warehouse repurchases facilities.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2017	November 30, 2016	August 31, 2016
Lennar Homebuilding debt	$5,523,765	4,575,977	4,920,848
Stockholders’ equity	7,554,260	7,026,042	6,545,535
Total capital	$13,078,025	11,602,019	11,466,383
Lennar Homebuilding debt to total capital	42.2%	39.4%	42.9%
Lennar Homebuilding debt	$5,523,765	4,575,977	4,920,848
Less: Lennar Homebuilding cash and cash equivalents	564,591	1,050,138	567,708
Net Lennar Homebuilding debt	$4,959,174	3,525,839	4,353,140
Net Lennar Homebuilding debt to total capital (1)	39.6%	33.4%	39.9%

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

At August 31, 2017, Lennar Homebuilding debt to total capital was lower compared to August 31, 2016, primarily as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by a net increase in Lennar Homebuilding debt due to the issuance of senior notes.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings as we intend to move back to being a pure play homebuilding company over time. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At August 31, 2017, we had no agreements or understandings regarding any significant transactions. However, we have been considering significant transactions that could cause us to issue a substantial amount of debt.
Our Lennar Homebuilding average debt outstanding was $5.6 billion with an average rate for interest incurred of 4.9% for the nine months ended August 31, 2017, compared to $5.2 billion with an average rate for interest incurred of 5.1% for the nine months ended August 31, 2016. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2017 was $219.9 million, compared to $213.5 million for the nine months ended August 31, 2016.
In May 2017, we amended our Credit Facility to increase the maximum borrowings from $1.8 billion to $2.0 billion and extend the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of August 31, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2017 and November 30, 2016, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at August 31, 2017. In addition, we had $330 million of letter of credit facilities with different financial institutions.
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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2017:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2017
Minimum net worth test	$4,364,546	5,987,258
Maximum leverage ratio	65.0%	43.9%
Liquidity test (1)	1.00	2.11

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
Our performance letters of credit outstanding were $395.7 million and $270.8 million at August 31, 2017 and November 30, 2016, respectively. Our financial letters of credit outstanding were $153.8 million and $210.3 million at August 31, 2017 and November 30, 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2017, we had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
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

In February 2017, we assumed 6.875% senior notes due 2021 (the "6.875% Senior Notes") as a result of the WCI acquisition. The 6.875% senior notes were recorded at fair value with a principal amount outstanding of $249.8 million and were callable beginning August 2017. In August 2017, we redeemed the $250 million principal amount of the 6.875% Senior Notes. The redemption price, which was paid in cash, was 103.438% of the principal amount plus accrued but unpaid interest up to, but not including, the redemption date. There was no gain or loss recorded on redemption of the 6.875% Senior Notes as it had been recorded at fair value on the acquisition date.
In April 2017, we issued $650 million aggregate principal amount of the 4.50% Senior Notes at a price of 100%. Proceeds from the offering, after payment of expenses, were $645.0 million. We used the net proceeds from the sales of the 4.50% Senior Notes for (1) the retirement of our 12.25% senior notes due 2017 for 100% of the $400 million outstanding principal amount, plus accrued and unpaid interest and (2) the redemption of the 6.875% Senior Notes for 103.438% of the $250 million outstanding principal amount plus accrued but unpaid interest up to, but not including, the redemption date. Interest on the 4.50% Senior Notes is due semi-annually beginning October 30, 2017. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
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
At August 31, 2017, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures September 2017 (1)	$300,000
364-day warehouse repurchase facility that matures December 2017 (2)	400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
364-day warehouse repurchase facility that matures June 2018	600,000
Total	$1,450,000

(1)	Subsequent to August 31, 2017, the warehouse repurchase facility maturity date was extended to September 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $719.5 million and $1.1 billion at August 31, 2017 and November 30, 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $747.9 million and $1.1 billion, at August 31, 2017 and November 30, 2016, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.

At August 31, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2017 (1)	$500,000
Warehouse repurchase facility that matures December 2017	200,000
364-day warehouse repurchase facility that matures January 2018	250,000
Total - Loan origination and securitization business (RMF)	$950,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (2)	100,000
Total	$1,050,000

(1)
Subsequent to August 31, 2017, Rialto executed an amendment and extension of this facility, providing for, among other things, the extension of the maximum term facility to October 2018, with the option for an additional one year extension, and decreased the maximum aggregate commitment of the facility to $400 million.

(2)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. Borrowings under this facility were $34.4 million and $43.3 million as of August 31, 2017 and November 30, 2016, respectively.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $148.3 million and $180.2 million as of August 31, 2017 and November 30, 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
As of August 31, 2017 and November 30, 2016, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due 2018 was $349.2 million and $348.7 million, respectively.
Changes in Capital Structure
On July 27, 2017, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 13, 2017, as declared by our Board of Directors on June 28, 2017. On October 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable November 2, 2017 to holders of record at the close of business on October 19, 2017.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2017, we had equity investments in 39 homebuilding and land unconsolidated entities (of which three had recourse debt, nine had non-recourse debt and 27 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2016. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$144,966	43,889	323,689	352,251
Costs and expenses	151,643	110,649	421,554	409,219
Other income	12,578	—	18,695	—
Net earnings (loss) of unconsolidated entities	$5,901	(66,760)	(79,170)	(56,968)
Lennar Homebuilding equity in loss from unconsolidated entities	$(9,651)	(18,034)	(42,691)	(24,667)
Lennar Homebuilding cumulative share of net earnings - deferred at August 31, 2017 and 2016, respectively			$35,246	44,699
Lennar Homebuilding investments in unconsolidated entities			$1,016,588	796,499
Equity of the unconsolidated entities			$4,368,576	3,802,035
Lennar Homebuilding investment % in the unconsolidated entities (1)			23%	21%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For both the three and nine months ended August 31, 2017, one of our unconsolidated entities had equity in earnings of $18.8 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, we entered into an option contract to purchase all 475 homesites from the land bank. Due to our involvement with respect to the homesites sold from the investee entity, we deferred all of our equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $7.8 million.
For the three months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from unconsolidated entities and our deferral of equity in earnings from the land sale transaction discussed above. The net earnings of unconsolidated entities were primarily driven by the unconsolidated entity’s equity in earnings relating to the land sale offset by general and administrative expenses during the three months ended August 31, 2017.
For the nine months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from its unconsolidated entities and its deferral of equity in earnings from the land sale transaction discussed above. The net loss from unconsolidated entities was primarily driven by general and administrative expenses, partially offset by the unconsolidated entity’s equity in earnings from the land sale discussed above.
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

Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$806,972	221,334
Inventories	3,785,662	3,889,795
Other assets	1,227,756	1,334,116
	$5,820,390	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$697,065	791,245
Debt (1)	754,749	888,664
Equity	4,368,576	3,765,336
	$5,820,390	5,445,245

(1)	Debt is net of debt issuance costs of $5.4 million and $4.2 million, as of August 31, 2017 and November 30, 2016, respectively.
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
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested $100 million in FivePoint. As of August 31, 2017, we own approximately 40% of FivePoint and the carrying amount of our investment is $361.1 million.
As of August 31, 2017 and November 30, 2016, our recorded investments in Lennar Homebuilding unconsolidated entities were $1.0 billion and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both August 31, 2017 and November 30, 2016 was $1.4 billion and $1.2 billion, respectively. The basis difference is primarily as a result of us contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2017	November 30, 2016
Debt	$754,749	888,664
Equity	4,368,576	3,765,336
Total capital	$5,123,325	4,654,000
Debt to total capital of our unconsolidated entities	14.7%	19.1%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2017	November 30, 2016
Land development	$975,491	787,138
Homebuilding	41,097	24,585
Total investments	$1,016,588	811,723

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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2017	November 30, 2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$68,302	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	275,959	147,100
Non-recourse debt without completion guarantees	342,987	320,372
Non-recourse debt to Lennar	689,245	840,412
Lennar's maximum recourse exposure (2)	70,929	52,438
Debt issuance costs	(5,425)	(4,186)
Total debt	$754,749	888,664
Lennar’s maximum recourse exposure as a % of total JV debt	9%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of our unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)
As of August 31, 2017 and November 30, 2016, our maximum recourse exposure was primarily related to repayment guarantees provided by us on three unconsolidated entities' debt and one unconsolidated entity's debt, respectively.

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
As of both August 31, 2017 and November 30, 2016, the fair values of the repayment and completion guarantees were not material. We believe that as of August 31, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2017 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2017	2018	2019	Thereafter	Other
Maximum recourse debt exposure to Lennar	$70,929	—	5,420	40,264	25,245	—
Debt without recourse to Lennar	689,245	7,746	172,796	257,488	249,218	1,997
Debt issuance costs	(5,425)	—	—	—	—	(5,425)
Total	$754,749	7,746	178,216	297,752	274,463	(3,428)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2017:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$361,109	2,449,007	—	69,652	69,652	1,879,933	4%
Heritage Hills Irvine	158,398	518,136	19,958	139,705	159,663	352,304	31%
Heritage Fields El Toro	146,091	1,521,077	—	9,182	9,182	1,370,797	1%
Treasure Island Community Development, LLC	41,807	165,460	—	75,621	75,621	83,646	47%
Runkle Canyon, LLC	41,233	112,477	—	27,347	27,347	84,866	24%
Ballpark Village	28,957	92,210	—	25,235	25,235	59,914	30%
Krome Groves Land Trust	22,878	89,638	7,617	18,638	26,255	62,907	29%
Fifth Wall Ventures SPV I	22,634	22,765	—	—	—	22,755	—
EL at Monroe, LLC	18,579	35,300	—	—	—	32,894	—
Lennar Intergulf (150 Ocean)	17,758	65,819	—	28,329	28,329	35,515	44%
10 largest JV investments	859,444	5,071,889	27,575	393,709	421,284	3,985,531	10%
Other JVs	157,144	748,501	43,354	293,539	336,893	383,045	47%
Total	$1,016,588	5,820,390	70,929	687,248	758,177	4,368,576	15%
Land seller debt and other debt			—	1,997	1,997
Debt issuance costs			—	—	(5,425)
Total JV debt			$70,929	689,245	754,749

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 39% of total JV maximum recourse debt exposure to Lennar and 57% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust and EL at Monroe, LLC, which operates in our Homebuilding East segment.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2017	August 31, 2017	November 30, 2016
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$46,623	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	81,169	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	20,632	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	50,545	50,519
Rialto Real Estate Fund III	2015	1,887,000	469,150	140,000	33,533	33,268	9,093
Rialto Credit Partnership, LP	2016	220,000	150,786	19,999	13,707	13,800	5,794
Other investments						3,514	2,384
						$249,551	245,741
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Rialto Real Estate Fund, LP (1)	$10,577	1,540	29,537	7,633
Rialto Real Estate Fund II, LP	—	15	156	100
Rialto Real Estate Fund III, LP	—	—	1,448	—
Rialto Mezzanine Partners Fund, LP	32	225	246	525
Rialto Capital CMBS Funds	765	318	1,900	1,269
	$11,374	2,098	33,287	9,527

(1)
Rialto received $10.6 million and $29.4 million of distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP during the three and nine months ended August 31, 2017, respectively.

The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on August 31, 2017, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	August 31, 2017
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$170,179	52,062	29,388	88,729
Rialto Real Estate Fund II, LP (1)	28,883	9,639	—	19,244
	$199,062	61,701	29,388	107,973

(1)	Net of interests of participating employees (refer to paragraph below).
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$80,337	230,229
Loans receivable	595,149	406,812
Real estate owned	307,669	439,191
Investment securities	1,700,572	1,379,155
Investments in partnerships	409,670	398,535
Other assets	49,452	29,036
	$3,142,849	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$40,239	36,131
Notes payable (1)	587,813	532,264
Equity	2,514,797	2,314,563
	$3,142,849	2,882,958

(1)	Notes payable are net of debt issuance costs of $3.4 million and $2.9 million, as of August 31, 2017 and November 30, 2016, respectively.
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2017	2016	2017	2016
Revenues	$64,267	51,485	182,453	147,021
Costs and expenses	26,752	24,472	83,753	66,075
Other income, net (1)	245	28,947	9,893	40,495
Net earnings of unconsolidated entities	$37,760	55,960	108,593	121,441
Rialto equity in earnings from unconsolidated entities	$4,858	5,976	11,310	14,337
Rialto's investments in unconsolidated entities			$249,551	241,680
Equity of the unconsolidated entities			$2,514,797	2,271,399
Rialto's investment % in the unconsolidated entities			10%	11%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At August 31, 2017, Lennar Multifamily had equity investments in 28 unconsolidated entities that are engaged in multifamily residential developments (of which 15 had non-recourse debt and 13 had no debt), compared to 28 unconsolidated entities at November 30, 2016. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 37 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 11,000 apartments with projected project costs of $4.0 billion as of August 31, 2017. There are two completed and operating multifamily assets with 665 apartments. During the nine months ended August 31, 2017, $464.4 million in equity commitments were called, of which we contributed $106.1 million representing our pro-rata portion of the called equity. During the nine months ended August 31, 2017, we received no distributions as a return of capital from the Venture, except for distributions of capital related to land contributions. As of August 31, 2017, $1.4 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $321.9 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $182.1 million. As of August 31, 2017 and November 30, 2016, the carrying value of our investment in the Venture was $296.9 million and $198.2 million, respectively.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2017.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2017	November 30, 2016
Assets:
Cash and cash equivalents	$51,725	43,658
Operating properties and equipment	2,832,790	2,210,627
Other assets	35,848	33,703
	$2,920,363	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$220,881	196,617
Notes payable (1)	821,500	577,085
Equity	1,877,982	1,514,286
	$2,920,363	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.4 million and $12.3 million, as of August 31, 2017 and November 30, 2016, respectively.
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2017	2016	2017	2016
Revenues	$18,822	13,796	44,414	31,759
Costs and expenses	28,904	24,611	75,727	50,341
Other income, net	47,210	20,335	125,939	90,729
Net earnings of unconsolidated entities	$37,128	9,520	94,626	72,147
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$11,645	5,060	44,219	38,754
Our investments in unconsolidated entities			$397,119	304,032
Equity of the unconsolidated entities			$1,877,982	1,346,912
Our investment % in the unconsolidated entities (2)			21%	23%

(1)
During the three and nine months ended August 31, 2017, our Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains, respectively. During the three and nine months ended August 31, 2016, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $8.0 million and $43.8 million share of gains, respectively.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at August 31, 2017 and 2016:

	Controlled Homesites
August 31, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,960	482	16,442	66,772	83,214
Central	7,911	1,135	9,046	32,634	41,680
West	3,388	3,935	7,323	35,659	42,982
Other	1,861	—	1,861	6,405	8,266
Total homesites	29,120	5,552	34,672	141,470	176,142

	Controlled Homesites
August 31, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,122	446	15,568	53,255	68,823
Central	4,660	1,135	5,795	32,373	38,168
West	2,678	4,931	7,609	36,487	44,096
Other	1,484	—	1,484	6,551	8,035
Total homesites	23,944	6,512	30,456	128,666	159,122
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
During the nine months ended August 31, 2017, consolidated inventory not owned increased by $265.6 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2017. The increase was primarily related to a transaction in which one of our unconsolidated entities sold 475 homesites to a third-party land bank and simultaneous with the purchase by the land bank, we entered into an option contract to purchase all 475 homesites from the land bank. We consolidated the option contract with the land bank due to an amount that we would have to pay if we default under the option contract. The consolidation resulted in a $320.1 million increase in consolidated inventory not owned and liabilities related to consolidated not owned.
The increase from the land bank transaction was partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $144.4 million and $85.0 million at August 31, 2017 and November 30, 2016, respectively. Additionally, we had posted $54.5 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2017 and November 30, 2016, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, except that:

•	In January 2017, we issued $600 million aggregate principal amount of 4.125% Senior Notes.

•	In April 2017, we issued $650 million aggregate principal amount of 4.50% Senior Notes.

•	In May 2017, we retired $400 million aggregate principal amount of 12.25% Senior Notes.

•	As of August 31, 2017, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $182.7 million and $719.5 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of August 31, 2017:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2017	December 1, 2017 through November 30, 2018	December 1, 2018 through November 30, 2020	December 1, 2020 through November 30, 2022	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$5,555,315	7,930	713,205	1,494,353	1,727,224	1,612,603
Rialto - Notes and other debts payable (2)	622,786	195,061	14,352	350,000	8,031	55,342
Lennar Financial Services - Notes and other debts payable	719,727	719,544	108	75	—	—
Interest commitments under interest bearing debt (3)	1,089,880	67,001	253,597	364,742	246,527	158,013

(1)	The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Primarily includes notes payable and other debts payable of $350 million related to Rialto's 7.00% Senior Notes and $182.7 million related to the Rialto warehouse repurchase facilities. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of August 31, 2017.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2017, we had access to 34,672 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2017, we had $144.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $54.5 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At August 31, 2017, we had letters of credit outstanding in the amount of $549.5 million (which included $54.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2017, we had outstanding surety bonds of $1.2 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2017, there were approximately $514.4 million, or 42%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.7 billion at August 31, 2017. Loans in process for which interest rates were committed to the borrowers totaled approximately $729.4 million as of August 31, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2017, we had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through November 2017 and open futures contracts in the amount of $320 million with settlement dates through June 2024.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2016.

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
As of August 31, 2017, we had borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities of $182.7 million and $719.5 million, respectively.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2017

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$7.9	706.9	1,396.9	45.8	523.7	1,192.5	1,612.6	5,486.3	5,761.7
Average interest rate	3.8%	5.3%	4.4%	3.6%	4.7%	4.4%	4.7%	4.6%	—
Variable rate	$—	6.3	26.3	25.3	11.1	—	—	69.0	74.3
Average interest rate	—	4.5%	4.7%	4.2%	3.2%	—	—	4.3%	—
Rialto:
Notes and other debts payable:
Fixed rate	$7.6	—	350.0	—	1.1	6.9	55.3	420.9	430.3
Average interest rate	6.4%	—	6.4%	—	3.3%	3.3%	3.3%	6.1%	—
Variable rate	$187.5	14.4	—	—	—	—	—	201.9	201.9
Average interest rate	3.5%	3.4%	—	—	—	—	—	3.5%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$719.5	0.1	0.1	—	—	—	—	719.7	719.7
Average interest rate	3.4%	4.0%	4.0%	—	—	—	—	3.4%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2016, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our Tampa and Southwest Florida community sites. In June 2017, Lennar paid monetary sanctions related to stormwater compliance that were not material.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2017:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2017	—	$—	—	6,218,968
July 1 to July 31, 2017	422,665	$53.32	—	6,218,968
August 1 to August 31, 2017	82,356	$53.65	—	6,218,968

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
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, filed on October 10, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 10, 2017	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date:	October 10, 2017	/s/ David Collins
David Collins
Controller