Form 10-K
period 2017-11-30
LENNAR CORP /NEW/
filed 2018-01-25
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
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
Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (198,632,273 shares of Class A common stock and 9,739,513 shares of Class B common stock) as of May 31, 2017, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $10,595,353,196.
As of December 31, 2017, the registrant had outstanding 203,952,285 shares of Class A common stock and 36,007,774 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2018.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of real estate related financial services, a commercial real estate, investment management and finance company through our Rialto segment and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.
Our homebuilding operations are the most substantial part of our business, comprising $11.2 billion in revenues, or approximately 89% of consolidated revenues, in fiscal 2017. On October 29, 2017, we entered into an agreement (the "Merger Agreement") pursuant to which CalAtlantic Group, Inc. (“CalAtlantic”), another of the nation’s largest homebuilders, will be merged with and into a subsidiary of Lennar (the "Merger"). That transaction, which is subject to approval by both our stockholders and CalAtlantic’s stockholders, will make us the largest homebuilder in the United States based on revenues.
As of November 30, 2017, our reportable homebuilding segments and Homebuilding Other had divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1) Florida includes information related to WCI Communities, Inc. ("WCI") from the date of acquisition (February 10, 2017) to November 30, 2017.
Our other reportable segments are Lennar Financial Services, Rialto and Lennar Multifamily. For financial information about our Homebuilding, Lennar Financial Services, Rialto and Lennar Multifamily operations, review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.
A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 29,394 new homes in 2017. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 1997, we completed the spin-off of our then commercial real estate business, LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. Through the most recent economic downturn, we strengthened and expanded our competitive position through strategic purchases of land at favorable prices. From 2010 through 2013, we expanded our homebuilding operations into the Georgia, Oregon, Washington and Tennessee markets. In 2017, we acquired WCI for $642.6 million in cash. WCI is a homebuilder of luxury single and multifamily homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI's homes, tower units and communities are primarily targeted to move-up, active adult and second-home buyers.
We are currently focused on maintaining moderate growth in community count and homes sales, reducing selling, general and administrative expenses by using innovative strategies to reduce customer acquisition costs, as well as on our soft-pivot land strategy, shortening the average time between when we acquire land and when we expect to begin building homes on it.
In addition to focusing on growing our core operating platforms, Lennar Homebuilding and Lennar Financial Services, we have also been focusing on maximizing the value of our other businesses, including Rialto, Lennar Multifamily and Five Point Holdings, LLC ("FivePoint") (included as one of our Lennar Homebuilding unconsolidated entities), which is developing three very large multi-use planned developments in California.
CalAtlantic Merger
On October 29, 2017, we entered into an agreement pursuant to which CalAtlantic will be merged with and into a subsidiary of ours. CalAtlantic builds homes across the homebuilding spectrum, from entry level to luxury, in over 43 metropolitan statistical areas spanning 19 states. Although CalAtlantic also provides mortgage, title and escrow services, for the years ended December 31, 2016, 2015 and 2014, homebuilding revenue (consisting of home and land sales revenues) accounted for over 98% of CalAtlantic’s consolidated total revenue. We will issue an estimated 83.8 million shares of Class A common stock and 1.7 million shares of Class B common stock, and will make cash payments to CalAtlantic stockholders totaling $1.16 billion, as a result of the transaction. The transaction is subject to approval by our stockholders and by CalAtlantic’s stockholders at meetings scheduled to be held on February 12, 2018. As of and for the year ended December 31, 2017, CalAtlantic had:

•	14,602 home deliveries at an average sales price of $450,000

•	Net new orders of 15,205 at an average sales price of $459,000

•	565 average active selling communities

•	Backlog of 6,420 homes and backlog dollar value of $3.2 billion

•	67,961 homesites owned and controlled as of September 30, 2017
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 29,394 in fiscal 2017, compared to 26,563 in fiscal 2016 and 24,292 in fiscal 2015. We primarily sell single-family attached and detached homes in communities targeted to first-time homebuyers, move-up homebuyers, active adult homebuyers and luxury homebuyers (with the acquisition of WCI). The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2017, the average sales price, excluding deliveries from unconsolidated entities, was $376,000, compared to $361,000 in fiscal 2016 and $344,000 in fiscal 2015.
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

•
Innovative Homebuilding - We are constantly innovating the homes we build to create products that better meet our customers' needs and desires. Our Next Gen® home, or a home within a home, provides a unique new home solution for multi-generational households as homebuyers often need to accommodate children and parents to share the cost of their mortgage and other living expenses. In fiscal 2017, we delivered 1,475 Next Gen® homes representing an increase of 21% from the prior year and 5% of total home deliveries, excluding unconsolidated entities. The average sales price of the Next Gen® homes delivered in fiscal 2017 was $508,000, which is 35% above the average sales price of total home deliveries, excluding unconsolidated entities.

•
Flexible Operating Structure - Our local operating structure gives us the flexibility to make operating decisions based on local homebuilding conditions and customer preferences, while our centralized management structure provides oversight for our homebuilding operations.

•	Digital Marketing - We are increasingly advertising homes through digital channels, which is significantly increasing the efficiency of our marketing efforts.
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

At November 30, 2017, we owned 141,126 homesites and had access through option contracts to an additional 37,527 homesites, of which 32,082 homesites were through option contracts with third parties and 5,445 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2016, we owned 125,879 homesites and had access through option contracts to an additional 33,166 homesites, of which 26,650 homesites were through option contracts with third parties and 6,516 homesites were through option contracts with unconsolidated entities in which we have investments.
Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2017, we were actively building and marketing homes in 765 communities, including four communities being constructed by unconsolidated entities.
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
Marketing
We offer a diversified line of homes for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program simplifies the home buying experience by including the most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard features and competitive pricing, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, our advances in including solar powered technology and home automation in certain of the homes we sell, enhance our brand and improve our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors.
Most recently our marketing strategy has shifted to increase advertising through digital channels including paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media, including newspapers, radio advertisements and other local and regional publications and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 15% in 2017, compared to 16% and 16% in 2016 and 2015, respectively. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2017 was $3.6 billion, compared to $2.9 billion at November 30, 2016 and $2.5 billion at November 30, 2015. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2018.
Lennar Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of both November 30, 2017 and 2016, we had 38 Lennar Homebuilding unconsolidated joint ventures in which we were participating, and our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $69.2 million and $52.4 million, respectively.
Homebuilding Ancillary Businesses
We have ancillary business activities that are related to our homebuilding business, but are not components of our core homebuilding operations.
FivePoint - In May 2016, we, through our wholly-owned subsidiaries, contributed, or obtained the right to contribute, our investments in three strategic joint ventures which own the Newhall Ranch, Great Park Neighborhoods, and the San Francisco Shipyard and Candlestick Point (the "Shipyard Venture") master planned mixed-use developments in California previously managed by FivePoint Communities, in exchange for an investment in FivePoint, which is currently included within our Lennar Homebuilding unconsolidated entities. A portion of the assets in the Shipyard Venture was retained by us and our Shipyard Venture partner. In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of November 30, 2017, we owned approximately 40% of FivePoint and the carrying amount of our investment was $359.2 million.
Sunstreet - Our solar business is focused on providing homeowners through solar purchases or lease programs, high-efficiency solar power systems that generate much of a home's annual expected energy needs. In fiscal 2017, Sunstreet expanded its operations into South Carolina and reentered the Nevada market. In addition to these states, Sunstreet also operates in California, Colorado, Delaware, Florida, Maryland, Oregon,Texas and Washington. During the year ended November 30, 2017, we monetized $200 million of future lease payments related to solar systems.
Lennar Financial Services Operations
Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products to buyers of our homes and others through our financial services subsidiary, Eagle Home Mortgage, LLC, from locations in most of the states in which we have homebuilding operations, as well as some other states. In 2017, our financial services subsidiaries provided loans to 80% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all credit worthy potential purchasers of our homes have access to financing.

During 2017, we originated approximately 31,600 residential mortgage loans totaling $9.0 billion, compared to 33,500 residential mortgage loans totaling $9.3 billion during 2016. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Several claims of this type have been asserted against us. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2017, Lennar Financial Services had four warehouse facilities maturing at various dates through fiscal 2018 with a total maximum aggregate commitment of $1.5 billion including an uncommitted amount of $325 million. We expect the facilities to be renewed or replaced with other facilities when they mature. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
Title and Other Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2017, we provided title and closing services for approximately 110,000 real estate transactions, and issued approximately 314,800 title insurance policies through our underwriter subsidiary, North American Title Insurance Company, compared to approximately 116,000 real estate transactions and 298,900 title insurance policies during 2016. Title and closing services by agency subsidiaries are provided in 35 states. Title insurance services are provided in 40 states.
We also provide our homebuyers and others with personal lines, property and casualty insurance products through our insurance agency subsidiary, North American Advantage Insurance Services, LLC, which operates in the same states as our homebuilding divisions, as well as other states. During 2017 and 2016, we issued, as agent, approximately 12,800 and 13,500 new homeowner policies, respectively, and renewed approximately 26,500 and 27,700 homeowner policies, respectively.
Rialto Operations
The Rialto segment is a commercial real estate, investment management, and finance company. Rialto’s primary focus is to manage third-party capital and to originate commercial mortgage loans which it sells into securitizations. It also has invested its own capital in mortgage loans, properties and real estate related securities.
Rialto is the sponsor of, and an investor in, the private equity vehicles listed in the table below, that invest in real estate related assets and make other real estate related investments:

Private Equity Vehicle	Inception Year	Commitment
Rialto Real Estate Fund, LP	2010	$700 million (including $75 million by Lennar)
Rialto Real Estate Fund II, LP	2012	$1.3 billion (including $100 million by Lennar)
Rialto Mezzanine Partners Fund, LP	2013	$300 million (including $34 million by Lennar)
Rialto Capital CMBS Funds	2014	$119 million (including $52 million by Lennar)
Rialto Real Estate Fund III	2015	$1.9 billion (including $140 million by Lennar)
Rialto Credit Partnership, LP	2016	$220 million (including $20 million by Lennar)
Rialto owns general partner interests in each of the funds, which entitles it to receive additional revenue through carried interests if the funds exceed certain performance thresholds ("carried interests"). Rialto is also entitled to receive advance distributions in order to cover income tax obligations resulting from allocations of taxable income to hypothetical carried interests in the funds ("advance distributions"). Carried interest and advance distributions are collectively referred to as incentive income. During the years ended November 30, 2017, 2016 and 2015, Rialto received $44.2 million, $10.1 million and $20.0 million, respectively, in incentive income.
For Funds I, II and III, in order to protect investors in the Funds, we agreed that while the Funds were seeking investments (which no longer is the case with regard to Fund I and Fund II) we would not make investments on our behalf that would be suitable for the applicable Fund, unless an Advisory Committee of the Fund decides that the Fund should not make those particular investments, with an exception enabling us to purchase properties for use in connection with our homebuilding operations.
Rialto Mortgage Finance ("RMF") originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. RMF also originates floating rate loans secured by commercial real estate properties, many of which are undergoing transition, including properties undergoing lease-up, sell-out and renovation or repositioning. In order to finance RMF lending activities, as of November 30, 2017, RMF had secured five warehouse repurchase financing agreements maturing between December 2017 and November 2018 with commitments totaling $1.2 billion, which includes $100 million for floating rate loans. Subsequent to November 30, 2017, the warehouse repurchase financing agreements maturing in December 2017 and January 2018 had their maturity dates extended to December 2019 and December 2018, respectively.
Lennar Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
During the year ended November 30, 2017, our Lennar Multifamily segment continued to grow as a leading developer of apartment communities across the country with interests in 53 communities with development costs of approximately $5.1 billion, of which 13 communities were completed and operating, 12 communities were partially completed and leasing, 22 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2017, our Lennar Multifamily segment had a pipeline of future projects totaling $4.0 billion in assets across a number of states that will be developed primarily by unconsolidated entities.
Our Lennar Multifamily segment had equity investments in 27 and 28 unconsolidated entities (including the Lennar Multifamily Venture, described below) as of November 30, 2017 and 2016, respectively. During the year ended November 30, 2017, unconsolidated entities in which our Lennar Multifamily segment was a participant sold seven operating properties resulting in gains allocable to the Lennar Multifamily segment of $96.7 million, which are included in Lennar Multifamily equity in earnings from unconsolidated entities. During the years ended November 30, 2016 and 2015, our Lennar Multifamily segment sold seven and two operating properties, respectively, through its unconsolidated entities, resulting in the segment's $91.0 million and $22.2 million share of gains, respectively, included within Lennar Multifamily equity in earnings from unconsolidated entities.
The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of November 30, 2017, $1.5 billion of the $2.2 billion in equity commitments had been called, of which we have contributed $350.7 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $153.3 million.
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
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items;

•	Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for multi-generational families;

•	Financial position, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets, primarily through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes; and

•	Quality construction and home warranty programs, which are supported by a responsive customer care team.
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
The business of Rialto, and the funds it manages, of purchasing real estate related assets is highly competitive and fragmented. A number of entities and funds have been formed in recent years for the purpose of acquiring real estate related assets and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete in the marketplace for assets based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. In marketing of real estate investment funds we sponsor, we compete with a large variety of asset managers, including banks and other financial institutions and real estate investment firms. Rialto’s RMF business competes with other commercial mortgage lenders in a competitive market and its profitability depends on its ability to originate commercial real estate loans and sell them into securitizations at attractive prices.
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
We believe that the major factors distinguishing Rialto from many of its competitors is that Rialto's team is made up of experienced managers who engage in working out and /or adding value to real estate assets and have been doing that for several years. RMF's business is conducted by highly seasoned managers who have been originating and securitizing loans for over 26 years with long-standing relationships and can leverage Rialto’s/Lennar’s infrastructure facilities for a rapid market entrance as well as Rialto’s current underwriting platform. Additionally, because Rialto is a lender or capital provider to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of real estate assets. We believe that our experienced team and the infrastructure already in place give the Rialto segment an advantage and position the segment well when compared to a number of its competitors.
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
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. For example, a 2015 decision of the California Supreme Court significantly delayed the start, and increased the cost of a California master planned mixed-use development in which we have an indirect investment.
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
Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act ("FDCPA") and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or to some state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities, our failure to comply with such laws could have a material adverse effect on us. We are also subject to regulations promulgated by the Federal Consumer Financial Protection Bureau regarding residential mortgage loans.
Since Rialto manages real estate asset investments, mezzanine loan and commercial mortgage-backed securities ("CMBS") funds and two entities partly owned by the FDIC, one of Rialto's entities is registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers. Our RMF subsidiary must comply with laws and regulations applicable to commercial mortgage lending. Rialto or its subsidiaries must be licensed in states in which they make loans and must comply with laws and regulations in those states.
Associates
At November 30, 2017, we employed 9,111 individuals of whom 4,900 were involved in the Lennar Homebuilding operations, 3,414 were involved in the Lennar Financial Services operations, 335 were involved in the Rialto operations and 462 were involved in the Lennar Multifamily operations, compared to November 30, 2016, when we employed 8,335 individuals of whom 4,351 were involved in the Lennar Homebuilding operations, 3,224 were involved in the Lennar Financial Services operations, 365 were involved in the Rialto operations and 395 were involved in the Lennar Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 24, 2017, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.

Item 1A.	Risk Factors.
The following are what we believe to be the principal risks that could materially affect us and our businesses.
Market and Economic Risks
The homebuilding recovery has continued its progression; however, a downturn or decline in economic conditions could adversely affect our operations.
In fiscal 2017, we continued to experience a steadily improving housing market, and we saw increases in new sales contracts signed and homes delivered compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the numbers of homes we could sell and the prices for which we could sell them. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or there were another economic downturn, the resulting decline in demand for new homes would negatively impact our business, results of operations and financial condition.
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
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, we currently are experiencing increases in the prices of labor and materials above the general inflation rate.
Homebuilding, mortgage lending, real estate asset investing and multifamily rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
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
Rialto. There are many firms and investment funds that compete with Rialto in trying to acquire mortgage portfolios and other real estate related assets. At least some of the firms with which Rialto competes, or will compete, for investment opportunities have a cost of funds or targeted investment returns that are lower than those of Rialto or the funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for Rialto or the funds it manages. Our RMF business competes with national and regional banks as well as smaller community banks within the various markets in which it operates and with non-bank lenders, many of which are far larger than RMF or have access to lower cost funds than does RMF.
Lennar Multifamily. Our multifamily rental business competes with other multifamily apartment developers and operators at locations across the U.S. where we have investments in rental properties. We also compete in securing partners, equity capital and debt financing, and we compete for tenants with the large supply of already existing or newly built rental apartments, as well as with sellers of homes. These competitive conditions could negatively impact the ability of the ventures in which we are participating to find renters for the apartments they are building or the prices for which those apartments can be rented.
Operational Risks
We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.

As a homebuilder, we are subject in the ordinary course of our business to warranty and construction defect claims. We are also subject to claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers compensation and other business insurance. These insurance policies are intended to protect us against risk of loss from claims, subject to self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur.
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
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we may not always be able to do that, and even when we can, it may not avoid claims against us relating to what the subcontractors already did.
Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. During 2017, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition or weak demand restricts our ability to pass additional costs of materials and labor on to homebuyers.
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
Our business requires that we be able to finance the development of our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2017, we had a $2.0 billion revolving credit facility with a group of banks (the "Credit Facility"), which includes a $403 million accordion feature, subject in part to additional commitments. If market conditions strengthen to the point that we need additional funding but we are not able to increase our Credit Facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Lennar Financial Services segment has warehouse facilities to finance its lending activities and our Rialto segment has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. Further, Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes") contain restrictive covenants imposing operational and financial restrictions on our Rialto segment, including restrictions that may limit Rialto’s ability to sell assets, pay dividends or make other distributions, enter into transactions with affiliates or incur additional indebtedness. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2017, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $6.9 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Further, the expected acquisition of CalAtlantic will make us responsible for CalAtlantic debt, which was $3.8 billion as of September 30, 2017. Our reliance on debt to help support our operations exposes us to a number of risks, including:

•	we may be more vulnerable to general adverse economic and homebuilding industry conditions;

•	we may have to pay higher interest rates upon refinancing indebtedness if interest rates rise, thereby reducing our earnings and cash flows;

•
we may find it difficult, or may be unable to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

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
We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At November 30, 2017, we had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.
Our Lennar Financial Services segment and RMF have warehouse facilities that mature between 2018 and 2019, and if we cannot renew or replace these facilities, we may have to reduce our mortgage lending and origination activities.
Our Lennar Financial Services segment has committed and uncommitted amounts under four warehouse repurchase credit facilities that totaled $1.5 billion as of November 30, 2017, all of which will mature between December 2017 and December 2018. Subsequent to November 30, 2017, the warehouse repurchase credit facility due December 2017 was extended to December 2018. Our Lennar Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, the commercial mortgage lender in our Rialto segment, has committed amounts under five warehouse repurchase credit facilities that totaled $1.2 billion as of November 30, 2017, all of which will mature between December 2017 and November 2018. Subsequent to November 30, 2017, the warehouse credit facilities due December 2017 and January 2018 were extended to December 2019 and December 2018, respectively. RMF uses these facilities primarily to finance its mortgage origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Lennar Financial Services segment and RMF, as applicable, which would have a material adverse impact on our financial results.

We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Lennar Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, joint venture participants, including us, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling them. For example, in connection with our Lennar Multifamily business, and its joint ventures, we and the other venture participants have guaranteed certain obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.
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
The loss of the services of members of our senior management or a significant number of our operating employees could negatively affect our business.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have more than $6.0 billion outstanding, net of debt issuance costs, and excluding Rialto's 7.00% Senior Notes, as of November 30, 2017. Further, the expected acquisition of CalAtlantic will make us responsible for CalAtlantic debt, which was $3.8 billion as of September 30, 2017. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
We will have to replace a substantial amount of debt in fiscal year 2018.
We have a substantial amount of debt that matures in fiscal year 2018. We have $250 million of senior notes that mature in June 2018 and we will have to replace or renew a total of $2.6 billion of warehouse lines used by Lennar Financial Services and RMF as they mature. In addition, assuming we complete the acquisition of CalAtlantic, based on balances as of September 30, 2017, CalAtlantic will have to offer to repurchase $258 million of convertible senior notes that otherwise will mature in 2019. CalAtlantic also has $575 million of senior notes and $223 million of convertible senior notes as of September 30, 2017 that mature in May 2018 (although the convertible senior notes are likely to be converted before they mature). Additionally, we will have to replace a $750 million revolving credit facility currently maintained by CalAtlantic. We (including CalAtlantic) might have to raise as much as an additional $1.9 billion by December 2018 to replace the senior notes that will become due on or before that date. In January 2018, we commenced offers to exchange any and all of the outstanding $3.0 billion aggregate principal amount of senior notes of CalAtlantic for up to the same aggregate principal amount of new notes issued by Lennar. This includes the notes due in 2018. The new Lennar notes will have the same maturities as the CalAtlantic notes for which they are exchanged, and therefore will not change the maturities of debt that will have to be repaid.
Natural disasters and severe weather conditions could delay deliveries and increase costs of new homes in affected areas, which could harm our sales and results of operations.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected. In the third and fourth quarters of 2017, our homebuilding operation was disrupted due to impacts from Hurricanes Harvey and Irma, which caused delays of 550 home deliveries that were pushed into fiscal 2018.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from Lennar Financial Services, others obtain mortgage financing from banks and other independent lenders. The uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Our Lennar Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.
Approximately 61% of the mortgage loans made by our Lennar Financial Services segment in 2017 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Lennar Financial Services segment would be adversely affected by a continued decrease in refinance transactions, if mortgage interest rates continue to rise.
If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.
We may be liable for certain limited representations and warranties we make in connection with sale of loans.
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain limited representations and warranties we make in connection with such sales. Mortgage investors currently are seeking to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations or warranties. In addition, when our Rialto segment sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
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
New or modified regulations and related regulatory guidance focused on the financial industry may have adverse effects on aspects of our businesses. For example, in October 2014, final rules were promulgated under the Dodd-Frank Wall Street Reform Act that require mortgage lenders or third-party B-piece buyers to retain a portion of the credit risk related to securitized loans. We have determined that the rules do not affect our residential mortgage lending operations at this time; however, the rules may adversely impact our RMF subsidiary’s commercial mortgage lending operations. The rules have been in effect for over a year; however, their long term impact is still undetermined. If, in the future, the rules cause a decrease the price of CMBS and/or a decrease in the overall volume of CMBS related loan purchases in the industry, this could negatively impact the financial results of our RMF business. In addition, if our residential mortgage lending operations became subject to these rules in the future, that would substantially increase the amount we would have to invest in our mortgage lending operations and increase our risks with regard to loans we originate and sell in the secondary mortgage market.
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
We are also subject to laws and regulations related to workers' health and safety, and there are efforts to subject homebuilders like us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control. In addition, our residential mortgage subsidiary is subject to various state and federal statutes, rules and regulations, including those that relate to lending operations and other areas of mortgage origination and loan servicing. The impact of those statutes, rules and regulations can increase our homebuyers’ costs of financing, and our cost of doing business, as well as restricting our homebuyers’ access to some types of loans.
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
The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work related laws by firms whose employees are performing contracted for services. A recent National Labor Relations Board ruling held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors' employees. That ruling has been withdrawn. If it had not been withdrawn and had been upheld on appeal, it could have made us responsible for collective bargaining obligations of, and labor law violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.
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
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other persons. We establish reserves against legal claims and we believe that, in general, legal claims will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have a material adverse effect on our results of operations for the periods when we are required to make the payments. During fiscal 2017, we were required to make a significant payment, and make a significant charge against earnings, as a result of a litigation against us in a contract suit.

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
There is strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we could build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations. Our expected acquisition of CalAtlantic will substantially increase our supply of land that is suitable for residential development, but it will also substantially increase the rate at which we are building homes.
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
At November 30, 2017, we had state tax NOL carryforwards totaling $66.2 million that will expire between 2018 and 2036. At November 30, 2017, we had a valuation allowance of $6.4 million, primarily related to state NOL carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our NOLs, we may have to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. Among the possible changes that could make purchasing homes less attractive are (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest, and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. Although the rate at which we pay federal income tax will be reduced, this will require us to write down our deferred tax assets by approximately $70 million, which will negatively impact our results of operations in the first quarter of fiscal year 2018. Lastly, the new law eliminates the ability to carry back any future NOLs and only allows for carryforwards, the utilization of which is limited to 80% of taxable income in a given carryforward year. This could affect the timing of our ability to utilize net operating losses in the future.
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
Stuart Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities, of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 39.0% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This percentage will be reduced to 33.1% by the issuance of shares in connection with the expected merger with CalAtlantic, but even that reduced percentage probably gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to cause our stockholders to approve actions that are contrary to our other stockholders' desires.
The trading price of our Class B common stock normally is lower than that of our Class A common stock.
The only significant difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to ten votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the New York Stock Exchange ("NYSE") normally is substantially lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
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
Risks relating to the Merger of CalAtlantic
Lennar has never done an acquisition as large as the expected merger with CalAtlantic
Although Lennar has acquired a number of homebuilders through the years, and as recently as February 2017 it completed the acquisition of WCI, a New York Stock Exchange listed homebuilder, Lennar has never acquired a homebuilder, or any other type of company, as large as CalAtlantic. It is possible that techniques Lennar has used in the past to integrate operations of acquired companies and to realize cost savings and other operating and administrative benefits with regard to them, will not be as effective with regard to CalAtlantic as they were with regard to smaller companies.
The Merger is subject to closing conditions and may not be completed on a timely basis, or at all. Failure to complete the combination could have a significant adverse effect on us.
Completion of the Merger that will make CalAtlantic a wholly owned subsidiary of ours is subject to a number of conditions, including (i) the approval by our stockholders of the issuance of our Class A and Class B common stock as part of the Merger consideration, and (ii) approval by the CalAtlantic stockholders of a proposal to adopt the Merger Agreement. This makes the timing of completion of the Merger, or whether it will be completed at all, uncertain. Either we or CalAtlantic can terminate the Merger Agreement if the Merger is not consummated by May 31, 2018 (which can be extended under some circumstances to August 31, 2018). In addition, either the CalAtlantic board of directors or our board of directors can withdraw its recommendation that stockholders vote in favor of the Merger if it determines that, because of an intervening event, failure to do so would be inconsistent with its fiduciary obligations, and CalAtlantic can in any event terminate the Merger Agreement in order to accept what its board determines to be a superior proposal that we do not at least match. If our board withdraws or negatively modifies its recommendation, CalAtlantic can terminate the Merger Agreement, in which case we would be required to pay CalAtlantic a termination fee of $178.7 million. In addition, if our stockholders fail to give the required stockholder approval or approvals, we will be required to reimburse CalAtlantic for its costs related to the Merger up to $30 million. Although we would be entitled to a $178.7 million termination fee if CalAtlantic’s Board withdraws or negatively modifies its recommendation or reimbursement of costs up to $30 million if CalAtlantic’s stockholders fail to give the required stockholder approvals, our loss of anticipated benefits deriving from the Merger is likely to be far greater than the termination fee or expense reimbursement we may receive.
If the Merger is not completed by August 31, 2018, we will be required to redeem $1.2 billion of senior notes we sold in November 2017.
In November 2017, we sold a total of $1.2 billion of senior notes to raise funds with which, among other things, to pay the more than $1.16 billion that CalAtlantic stockholders will receive as Merger consideration. If (x) consummation of the CalAtlantic Merger does not occur on or before August 31, 2018, or (y) prior to August 31, 2018 we notify the trustee for the noteholders that we will not pursue consummation of the Merger, we will be required to redeem all the outstanding senior notes for 101% of their principal amount plus accrued and unpaid interest.
We may not realize the expected benefits of the Merger because of integration difficulties and other challenges.
The success of the CalAtlantic Merger will depend in large part on our successfully integrating its and our personnel, operations, strategies, technologies and other components of the two companies’ businesses following the completion of the CalAtlantic merger. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. In any event, we anticipate that the overall integration of CalAtlantic will be a time consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
Any delay in completing the Merger may reduce the benefits from the Merger.
The CalAtlantic merger is subject to a number of conditions that may prevent or delay its completion. A delay in completing the Merger would delay the time when we would begin to realize the benefits of the synergies that we expect the Merger to produce.
The Merger will significantly increase the ratio of our homebuilding debt to our total capital net of cash.
We will incur or become subject to a substantial amount of additional debt as a result of the Merger. We have sold $1.2 billion of debt securities primarily to finance the more than $1.16 billion we will pay to CalAtlantic stockholders who exercise (or are deemed to exercise) an option to elect to receive cash instead of our stock as a result of the Merger. In addition, the surviving corporation, which will be our wholly owned subsidiary, will become subject to CalAtlantic’s debt, which at September 30, 2017 totaled $3.8 billion. We estimate that the Merger will increase the ratio of our consolidated homebuilding debt to total capital, net of cash, from its November 30, 2017 level of 34.4% to a pro forma level of 45.5%. We anticipate being able to reduce the ratio to its pre-merger level by the end of fiscal 2019. However, to the extent cash flows of the combined companies are less than anticipated, we may not be able to reduce the ratio of our consolidated homebuilding debt to total capital, net of cash, to its pre-merger level until well after the end of fiscal 2019, if we are ever able to do that.
The Merger will add a substantial amount of goodwill to our balance sheet.
Since the price we will be deemed to have paid for the net assets of CalAtlantic for accounting purposes will depend on the value of our Class A and Class B common stock when the Merger takes place, and neither those stock prices nor the value of the CalAtlantic assets we will acquire in the CalAtlantic Merger will be known until the Merger takes place, we will not know until after the Merger takes place the amount by which for accounting purposes we are deemed to pay will exceed the net value of the assets we receive and the liabilities our subsidiary assumes in the Merger (i.e., the portion of the deemed purchase price that will be treated as goodwill). However, we estimate that if the value of our Class A common stock at the time of the Merger is $62.36 per share and the value of our Class B common stock at the time of the Merger is $49.47 per share, the respective closing prices of those shares on December 18, 2017, the Merger would result in our adding approximately $3.4 billion to the goodwill carried on our balance sheet. If it is determined in the future that the profits generated by the assets acquired in the Merger are not sufficient to justify that goodwill, we will have to write off some or all of it, and to charge the amount written off against our earnings.
The amount of the Merger consideration we agreed to pay was influenced by our assumption that we will be able to achieve significant cost savings as a result of the Merger.
Our willingness to agree to the equity consideration and cash consideration reflected in the Merger Agreement was based in substantial part on an analysis by our management which concluded, among other things, that we would be able to accomplish substantial annual savings in selling, general and administrative costs and in operating costs following the CalAtlantic Merger. Although our management was previously able to achieve its anticipated cost savings with regard to homebuilding activities of WCI, which we acquired in February 2017, CalAtlantic is much larger than WCI or any other company we have ever acquired. If we are not able to accomplish significant cost savings with regard to development of the CalAtlantic properties, and with regard to some of the properties or companies we already own, we may not be able to generate sufficient merger-related profits to justify the cost of the Merger to us.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 24, 2018:

Name	Position	Age
Stuart Miller	Chief Executive Officer	60
Richard Beckwitt	President	58
Jonathan M. Jaffe	Vice President and Chief Operating Officer	58
Bruce Gross	Vice President and Chief Financial Officer	59
Diane J. Bessette	Vice President and Treasurer	57
Mark Sustana	Secretary and General Counsel	56
David M. Collins	Controller	48
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
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers or indemnity contributions from subcontractors. We are also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us. In addition, we are a defendant in several lawsuits by persons to which we sold pools of mortgages we originated, alleging breaches of warranties in the sale documents.
Our mortgage subsidiary has been subpoenaed by the United States Department of Justice ("DOJ") regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. We have provided information related to these loans and our processes to the DOJ, and communications are ongoing. The DOJ has to date not asserted any claim for damages or penalties.
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
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols "LEN" and "LEN.B," respectively. The Class A and Class B high and low stock prices have been restated for all periods presented to reflect the effect of the stock dividend discussed below. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the New York Stock Exchange, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2017	2016	2017	2016
First	$48.18 - 41.13	$51.61 - 36.52	4¢	4¢
Second	$52.89 - 48.27	$48.14 - 41.66	4¢	4¢
Third	$54.82 - 49.59	$48.77 - 42.39	4¢	4¢
Fourth	$63.15 - 48.69	$46.80 - 39.02	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2017	2016	2017	2016
First	$38.82 - 32.74	$41.86 - 29.45	4¢	4¢
Second	$43.60 - 38.90	$38.53 - 33.05	4¢	4¢
Third	$46.52 - 41.01	$39.15 - 34.00	4¢	4¢
Fourth	$51.90 - 40.59	$37.42 - 31.46	4¢	4¢
As of December 31, 2017, the last reported sale price of our Class A common stock was $63.24 and the last reported sale price of our Class B common stock was $51.68. As of December 31, 2017, there were approximately 668 and 510 holders of record of our Class A and Class B common stock, respectively.
On January 11, 2018, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 9, 2018, to holders of record at the close of business on January 26, 2018.
On November 27, 2017, we paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by our Board of Directors on October 30, 2017. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2017:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2017	228	$52.23	—	6,218,968
October 1 to October 31, 2017	351	$56.01	—	6,218,968
November 1 to November 30, 2017	183	$54.62	—	6,218,968

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

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2012 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017
Lennar Corporation	$100	94	125	136	114	168
Dow Jones U.S. Home Construction Index	$100	104	124	141	124	222
Dow Jones U.S. Total Market Index	$100	131	152	155	168	205

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2013 through 2017. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Results of Operations:
Revenues:
Lennar Homebuilding	$11,200,242	9,741,337	8,466,945	7,025,130	5,354,947
Lennar Financial Services	$770,109	687,255	620,527	454,381	427,342
Rialto	$281,243	233,966	221,923	230,521	138,060
Lennar Multifamily	$394,771	287,441	164,613	69,780	14,746
Total revenues	$12,646,365	10,949,999	9,474,008	7,779,812	5,935,095
Operating earnings (loss):
Lennar Homebuilding	$1,269,039	1,344,932	1,271,641	1,033,721	733,075
Lennar Financial Services	$155,524	163,617	127,795	80,138	85,786
Rialto	$(22,495)	(16,692)	33,595	44,079	26,128
Lennar Multifamily	$73,432	71,174	(7,171)	(10,993)	(16,988)
Corporate general and administrative expenses	$285,889	232,562	216,244	177,161	146,060
Earnings before income taxes	$1,189,611	1,330,469	1,209,616	969,784	681,941
Net earnings attributable to Lennar (1)	$810,480	911,844	802,894	638,916	479,674
Diluted earnings per share (2)	$3.38	3.86	3.39	2.75	2.10
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$18,745,034	15,361,781	14,419,509	12,923,151	11,239,885
Debt:
Lennar Homebuilding	$6,410,003	4,575,977	5,025,130	4,661,266	4,165,792
Rialto	$625,081	622,335	771,728	617,077	437,161
Lennar Financial Services	$937,431	1,077,228	858,300	704,143	374,166
Lennar Multifamily	$—	—	—	—	13,858
Stockholders’ equity	$7,872,317	7,026,042	5,648,944	4,827,020	4,168,901
Total equity	$7,986,132	7,211,567	5,950,072	5,251,302	4,627,470
Shares outstanding (000s) (2)	239,964	239,133	215,804	209,697	209,070
Stockholders’ equity per share (2)	$32.81	29.38	26.18	23.02	19.94
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	29,394	26,563	24,292	21,003	18,290
New orders	30,348	27,372	25,106	22,029	19,043
Backlog of home sales contracts	8,935	7,623	6,646	5,832	4,806
Backlog dollar value	$3,550,366	2,891,538	2,477,751	1,974,328	1,619,601

(1)	Net earnings attributable to Lennar for the year ended November 30, 2013 included $177.0 million net tax provision, which included a tax benefit of $67.1 million for a valuation allowance reversal.

(2)
As a result of the stock dividend distributed during 2017, the diluted earnings per share, shares outstanding and stockholders' equity per share for all periods presented were adjusted to reflect 4.7 million additional Class B shares.

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

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: our inability to acquire land at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance; unfavorable outcomes in legal proceedings; anything that prevents the CalAtlantic transaction from taking place when expected; our inability to realize the anticipated synergy benefits from the CalAtlantic transaction; our inability to close a one-time transaction expected to take place in the first quarter of 2018; a downturn in the market for residential real estate; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our Lennar Multifamily rental units or difficulty selling our rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; negative effects of increasing mortgage interest rates; our inability to reduce our homebuilding debt to our total capital net of cash; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
The housing market has been strong in 2017 and there continues to be a general sense of optimism in the market, with increased job creation across the country and wages have generally been moving higher. We believe lower unemployment, modest wage growth and consumer confidence should increase household formation, which drives families to purchase homes and to rent apartments. We believe that the generally strong, stable and improving economy, together with limited supply and production deficits from past years, have been and will continue to drive demand and pricing power in the upcoming spring selling season, even though that will be offset by land and construction cost increases. The recently passed Tax Cuts and Jobs Act has added additional momentum to the economic landscape. While there have been concerns about the new tax law on housing, initial readings and reviews are suggesting that it is generally stimulative to the economy. In addition, concerns about the reduction of the mortgage interest deduction, deductibility of real estate taxes and state and local taxes seem to be offset by overall optimistic momentum around economic stability and growth. For our typical buyer profile, we have found that the effect of the new tax law is generally positive at their income levels. Additionally, the doubling of the standard deduction should help a new group of aspiring homeowners accumulate savings for a down payment to purchase a home and create personal financial stability.
Fiscal 2017 was another excellent year for Lennar, with revenues increasing 15% from 2016. Our core homebuilding business continued to produce strong operating results as gross margins and operating margins were 22.1% and 12.9%, respectively. Our home deliveries and new orders both increased 11% compared to fiscal 2016. Our efficient Everything’s

Included® manufacturing model helped mitigate the impact of a tight labor market and our focus on strategic innovation and higher volume helped to improve our S,G&A leverage. In addition, we ended the year with a strong sales backlog, up 17% in homes and 23% in dollar value, which gives us a strong start for fiscal 2018.
Complementing our homebuilding business, we also had strong performances from our Financial Services and Multifamily rental businesses during fiscal 2017. Our Financial Services segment produced $155.5 million of pretax earnings compared to $163.6 million in 2016. The decrease was due to lower profitability in the segment's mortgage operations as a result of a decrease in refinance transactions, which led to both lower origination volume and profit per loan. This was partially offset by higher profit per transaction in the segment's title operations.
Our Multifamily rental business continued to grow during fiscal 2017, as it sold seven operating properties. With a $9.1 billion geographically diversified pipeline of multifamily product, this segment continues to grow while capitalizing on future development opportunities.
In fiscal 2018, our principal focus will be on the successful integration of the CalAtlantic merger, which is expected to close on February 12, 2018. The transaction is all about creating leadership and scale in the markets that we know best and with the product lines that have defined our companies for decades. With scale, we believe we can drive both synergies and efficiencies as we build best-of-class operating platforms in the most strategic markets in the country. We believe we can use technologies to innovate and improve our operations to drive down costs in our homebuilding operations.
In the first quarter of 2018, we expect to close on a strategic one-time, non-core, non Rialto transaction that shifted from the fourth quarter of 2017. This will result in a profit that will benefit from the lower federal tax rate passed in December 2017.
We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver between 32,000 and 32,500 homes in fiscal 2018, excluding the impact from the CalAtlantic merger. We are also focused on our multiple platforms including Rialto and Multifamily, as such ancillary businesses continue to mature and expand their franchises providing opportunities that we expect will enhance shareholder value. Overall, we believe we are on track to achieve another year of strong profitability in fiscal 2018.

Results of Operations
Overview
Our net earnings attributable to Lennar were $810.5 million, or $3.38 per diluted share ($3.38 per basic share) in 2017, $911.8 million, or $3.86 per diluted share ($4.05 per basic share) in 2016, and $802.9 million, or $3.39 per diluted share ($3.78 per basic share) in 2015. All earnings per share amounts have been retroactively adjusted for the Class B stock dividend.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2017	2016	2015
Lennar Homebuilding revenues:
Sales of homes	$11,035,299	9,558,517	8,335,904
Sales of land	164,943	182,820	131,041
Total Lennar Homebuilding revenues	11,200,242	9,741,337	8,466,945
Lennar Homebuilding costs and expenses:
Costs of homes sold	8,601,346	7,362,853	6,332,850
Costs of land sold	135,075	138,111	100,939
Selling, general and administrative	1,015,848	898,917	831,050
Total Lennar Homebuilding costs and expenses	9,752,269	8,399,881	7,264,839
Lennar Homebuilding operating margins	1,447,973	1,341,456	1,202,106
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(61,708)	(49,275)	63,373
Lennar Homebuilding other income, net	22,774	52,751	6,162
Lennar Homebuilding loss due to litigation	(140,000)	—	—
Lennar Homebuilding operating earnings	$1,269,039	1,344,932	1,271,641
Lennar Financial Services revenues	$770,109	687,255	620,527
Lennar Financial Services costs and expenses	614,585	523,638	492,732
Lennar Financial Services operating earnings	$155,524	163,617	127,795
Rialto revenues	$281,243	233,966	221,923
Rialto costs and expenses	247,549	229,769	222,875
Rialto equity in earnings from unconsolidated entities	25,447	18,961	22,293
Rialto other income (expense), net	(81,636)	(39,850)	12,254
Rialto operating earnings (loss)	$(22,495)	(16,692)	33,595
Lennar Multifamily revenues	$394,771	287,441	164,613
Lennar Multifamily costs and expenses	407,078	301,786	191,302
Lennar Multifamily equity in earnings from unconsolidated entities	85,739	85,519	19,518
Lennar Multifamily operating earnings (loss)	$73,432	71,174	(7,171)
Total operating earnings	$1,475,500	1,563,031	1,425,860
Corporate general and administrative expenses	285,889	232,562	216,244
Earnings before income taxes	$1,189,611	1,330,469	1,209,616
Net earnings attributable to Lennar	$810,480	911,844	802,894
Gross margin as a % of revenue from home sales	22.1%	23.0%	24.0%
S,G&A expenses as a % of revenues from home sales	9.2%	9.4%	10.0%
Operating margin as a % of revenues from home sales	12.9%	13.6%	14.1%
Average sales price	$376,000	361,000	344,000

2017 versus 2016
Revenues from home sales increased 15% in the year ended November 30, 2017 to $11.0 billion from $9.6 billion in 2016. Revenues were higher primarily due to an 11% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 29,322 homes in the year ended November 30, 2017 from 26,481 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The increase in the number of deliveries was primarily driven by an increase in active communities over the last year and by higher demand as the number of deliveries per active community increased. The average sales price of homes delivered, excluding unconsolidated entities, increased to $376,000 in the year ended November 30, 2017 from $361,000 in the year ended November 30, 2016, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,700 per home delivered in the year ended November 30, 2017, or 5.7% as a percentage of home sales revenue, compared to $22,500 per home delivered in the year ended November 30, 2016, or 5.9% as a percentage of home sales revenue.
Gross margins on home sales were $2.4 billion, or 22.1%, in the year ended November 30, 2017, compared to $2.2 billion, or 23.0%, in the year ended November 30, 2016. Gross margin percentage on home sales decreased compared to the year ended November 30, 2016 primarily due to an increase in construction and land costs per home, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $1.0 billion in the year ended November 30, 2017, compared to $898.9 million in the year ended November 30, 2016. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.2% in the year ended November 30, 2017, from 9.4% in the year ended November 30, 2016 due to improved operating leverage as a result of an increase in home deliveries.
Gross profits on land sales were $29.9 million in the year ended November 30, 2017, compared to $44.7 million in the year ended November 30, 2016.
Lennar Homebuilding equity in loss from unconsolidated entities was $61.7 million in the year ended November 30, 2017, compared to $49.3 million in the year ended November 30, 2016. In the year ended November 30, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by profits from land sales. In the year ended November 30, 2016, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of costs associated with the FivePoint combination as well as our share of net operating losses associated with the new FivePoint unconsolidated entity formed as the result of this combination. This was partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties.
Lennar Homebuilding other income, net, totaled $22.8 million in the year ended November 30, 2017, compared to $52.8 million in the year ended November 30, 2016. In the year ended November 30, 2016, other income, net included management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures and gains on the sale of several clubhouses.
Lennar Homebuilding loss due to litigation of $140 million in the year ended November 30, 2017, was related to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and have accrued for the amount we expect to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $277.8 million in the year ended November 30, 2017 ($260.7 million was included in costs of homes sold, $10.0 million in costs of land sold and $7.2 million in other interest expense), compared to $245.1 million in the year ended November 30, 2016 ($235.1 million was included in costs of homes sold, $5.3 million in costs of land sold and $4.6 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $155.5 million in the year ended November 30, 2017, compared to $163.6 million in the year ended November 30, 2016. Operating earnings decreased due to lower profitability in the segment's mortgage operations as a result of a decrease in refinance transactions, which led to both lower origination volume and profit per loan. This was partially offset by higher profit per transaction in the segment's title operations and earnings from the real estate brokerage business which was acquired as part of the WCI acquisition in February 2017.
Operating earnings for our Rialto segment were $23.6 million in the year ended November 30, 2017 (which included $22.5 million of operating loss and an add back of $46.1 million of net loss attributable to noncontrolling interests). Operating earnings in the year ended November 30, 2016 were $2.1 million (which included $16.7 million of operating loss and add back of $18.8 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily related to an increase in incentive income related to carried interest distributions from the Rialto real estate funds, as well as an increase in management fee income and equity in earnings from unconsolidated entities. This was partially offset by an increase in REO and loan impairments and general and administrative expenses. In addition, the year ended November 30, 2016 included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.
Operating earnings for our Lennar Multifamily segment were $73.4 million in the year ended November 30, 2017, compared to operating earnings of $71.2 million in the year ended November 30, 2016. The increase in profitability was primarily due to the segment's $96.7 million share of gains as a result of the sale of seven operating properties by Lennar Multifamily's unconsolidated entities, compared to the segment's $91.0 million share of gains as a result of the sale of seven operating properties by Lennar Multifamily's unconsolidated entities in the year ended November 30, 2016.
Corporate general and administrative expenses were $285.9 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2017, compared to $232.6 million, or 2.1% as a percentage of total revenues, in the year ended November 30, 2016. The increase was primarily due to personnel and related expenses and professional expenses related to technology investments.
Net earnings (loss) attributable to noncontrolling interests were ($38.7) million and $1.2 million in the years ended November 30, 2017 and 2016, respectively. Net loss attributable to noncontrolling interests during the year ended November 30, 2017 was primarily attributable to net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC in 2010. Net earnings attributable to noncontrolling interests during the year ended November 30, 2016 were primarily attributable to earnings related to Lennar Homebuilding consolidated joint ventures, partially offset by a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the years ended November 30, 2017 and 2016, we had a tax provision of $417.9 million and $417.4 million, respectively. Our overall effective income tax rates were 34.02% and 31.40% for the years ended November 30, 2017 and 2016, respectively. The increase is primarily the result of the new energy efficient home credits expiring during the year ended November 30, 2017, which increased our effective tax rate by 1.74%. For the years ended November 30, 2017 and 2016, the impact of this tax credit was (0.73%) and (2.47%), respectively.
In December 2017, the Tax Cuts and Jobs Act was enacted which will have a positive impact on our effective tax rate in 2018 and subsequent years. The tax reform bill will reduce our effective tax rate in 2018 from 34% to approximately 25%. Excluded from our 2018 effective tax rate is a one-time non-cash write-down of our deferred tax assets of approximately $70 million which will be recorded in the first quarter of 2018 as a result of our lower federal tax rate.
2016 versus 2015
Revenues from home sales increased 15% in the year ended November 30, 2016 to $9.6 billion from $8.3 billion in 2015. Revenues were higher primarily due to a 9% increase in the number of home deliveries, excluding unconsolidated entities, and a 5% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 26,481 homes in the year ended November 30, 2016 from 24,209 homes in 2015. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The increase in the number of deliveries was primarily driven by an increase in active communities over 2015 and by higher demand as the number of deliveries per active community increased. The average sales price of homes delivered increased to $361,000 in the year ended November 30, 2016 from $344,000 in the year ended November 30, 2015, primarily due to product mix and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,500 per home delivered in the year ended November 30, 2016, or 5.9% as a percentage of home sales revenue, compared to $21,400 per home delivered in the year ended November 30, 2015, or 5.9% as a percentage of home sales revenue.
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
Lennar Homebuilding other income, net, totaled $52.8 million in the year ended November 30, 2016, compared to $6.2 million in the year ended November 30, 2015. In the year ended November 30, 2016, other income, net, included management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures and gains on the sale of several clubhouses. In the year ended November 30, 2015, other income, net included $10.2 million aggregate gains on sales of an operating property and a clubhouse.
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
Operating earnings for our Rialto segment were $2.1 million in the year ended November 30, 2016 (which included a $16.7 million operating loss and an add back of $18.8 million of net loss attributable to noncontrolling interests). Operating earnings in the year ended November 30, 2015 were $28.8 million (which included $33.6 million of operating earnings, partially offset by $4.8 million of net earnings attributable to noncontrolling interests).The decrease in operating earnings was primarily attributable to a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio, a decrease in net realized gains on the sale of REO, an increase in REO and loan impairments, and general and administrative expenses. This was partially offset by an increase in operating earnings related to RMF as a result of higher securitization margins. The hospital is managed by a third party management company.
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
As of and for the year ended November 30, 2017, we have aggregated our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central, and Homebuilding West, based primarily upon similar economic characteristics, geography, and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those three reportable segments.
At November 30, 2017 our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1) Florida includes the financial information related to WCI from the date of acquisition (February 10, 2017) to November 30, 2017.
The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2017	2016	2015
Homebuilding revenues:
East:
Sales of homes	$4,577,296	3,887,217	3,524,691
Sales of land	35,269	54,119	38,987
Total East	4,612,565	3,941,336	3,563,678
Central:
Sales of homes	2,444,924	2,218,590	1,888,126
Sales of land	64,368	64,989	56,186
Total Central	2,509,292	2,283,579	1,944,312
West:
Sales of homes	3,150,422	2,704,670	2,338,652
Sales of land	46,752	52,988	26,867
Total West	3,197,174	2,757,658	2,365,519
Other:
Sales of homes	862,657	748,040	584,435
Sales of land	18,554	10,724	9,001
Total Other	881,211	758,764	593,436
Total homebuilding revenues	$11,200,242	9,741,337	8,466,945

	Years Ended November 30,
(In thousands)	2017	2016	2015
Operating earnings:
East:
Sales of homes	$614,114	578,207	578,185
Sales of land	4,970	22,035	10,448
Equity in earnings (loss) from unconsolidated entities	1,413	(230)	118
Other income (expense), net (1)	3,187	17,163	(7,888)
Loss due to litigation (2)	(140,000)	—	—
Total East	483,684	617,175	580,863
Central:
Sales of homes	272,712	245,103	196,372
Sales of land (3)	8,168	2,038	13,595
Equity in earnings (loss) from unconsolidated entities (4)	(7,447)	401	75
Other expense, net	(3,971)	(1,567)	(1,344)
Total Central	269,462	245,975	208,698
West:
Sales of homes	429,588	396,696	358,054
Sales of land	12,719	16,689	446
Equity in earnings (loss) from unconsolidated entities (5)	(55,181)	(49,731)	62,960
Other income, net (6)	16,809	32,692	14,358
Total West	403,935	396,346	435,818
Other:
Sales of homes	101,691	76,741	39,393
Sales of land	4,011	3,947	5,613
Equity in earnings (loss) from unconsolidated entities	(493)	285	220
Other income, net	6,749	4,463	1,036
Total Other	111,958	85,436	46,262
Total homebuilding operating earnings	$1,269,039	1,344,932	1,271,641

(1)
Other income, net, for the year ended November 30, 2016, included gains of $14.5 million on the sales of three clubhouses. Other expense, net, for the year ended November 30, 2015, primarily related to a loss on a strategic sale of an operating property from one of our consolidated joint ventures, partially offset by noncontrolling interests.

(2)
Loss due to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and has accrued for the amount it expects to pay as reimbursement for attorney's fees.

(3)	Sales of land for the year ended November 30, 2016 included $6.3 million of valuation adjustments to land we intend to sell or have sold to third parties.

(4)	Equity in loss from unconsolidated entities for the year ended November 30, 2017 included valuation adjustments recorded for an unconsolidated entity.

(5)
Equity in loss from unconsolidated entities for the year ended November 30, 2017 included our share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by profit from land sales. Equity in loss for the year ended November 30, 2016 included our share of costs associated with the FivePoint combination and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million, partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties. Equity in earnings from unconsolidated entities for the year ended November 30, 2015 included $82.8 million of equity in earnings from one of our unconsolidated entities primarily due to the sale of a commercial property and homesites to third parties and a gain on debt extinguishment.

(6)
Other income, net for the year ended November 30, 2017 included an $8.6 million gain on the sale of an operating property. Other income, net, for the year ended November 30, 2016 included $30.1 million of management fee income and a profit participation related to Lennar Homebuilding's strategic joint ventures. Other income, net, for the year ended November 30, 2015 included a $6.5 million gain on the sale of an operating property.

Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2017	2016	2015
East	14,076	12,483	11,515
Central	7,262	6,788	6,171
West	6,238	5,734	5,245
Other	1,818	1,558	1,361
Total	29,394	26,563	24,292
Of the total homes delivered listed above, 72, 82 and 83 represent home deliveries from unconsolidated entities for the years ended November 30, 2017, 2016 and 2015, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2017	2016	2015	2017	2016	2015
East	$4,577,296	3,890,405	3,527,612	$325,000	312,000	306,000
Central	2,444,924	2,218,590	1,888,127	337,000	327,000	306,000
West	3,199,252	2,757,112	2,383,432	513,000	481,000	454,000
Other	862,657	748,040	584,435	475,000	480,000	429,000
Total	$11,084,129	9,614,147	8,383,606	$377,000	362,000	345,000
Of the total dollar value of home deliveries listed above, $48.8 million, $55.6 million and $47.7 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2017, 2016 and 2015, respectively. The home deliveries from unconsolidated entities had an average sales price of $678,000, $678,000 and $575,000 for the years ended November 30, 2017, 2016 and 2015, respectively.
Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2017	2016	2015
East	$332,531	278,979	258,594
Central	201,701	183,921	153,173
West	99,532	101,337	80,617
Other	31,975	32,062	25,679
Total	$665,739	596,299	518,063

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2017	2016	2015	2017	2016	2015
East	$23,600	22,400	22,500	6.8%	6.7%	6.8%
Central	27,800	27,100	24,800	7.6%	7.7%	7.5%
West	16,100	17,900	15,600	3.1%	3.6%	3.3%
Other	17,600	20,600	18,900	3.6%	4.1%	4.2%
Total	$22,700	22,500	21,400	5.7%	5.9%	5.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Years Ended November 30,
	Homes
	2017	2016	2015
East	14,775	12,764	11,579
Central	7,154	7,041	6,448
West	6,715	5,910	5,608
Other	1,704	1,657	1,471
Total	30,348	27,372	25,106
Of the total new orders listed above, 65, 23 and 105 represent new orders from unconsolidated entities for the years ended November 30, 2017, 2016 and 2015, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2017	2016	2015	2017	2016	2015
East	$4,795,740	3,977,605	3,570,496	$325,000	312,000	308,000
Central	2,409,559	2,354,618	2,037,339	337,000	334,000	316,000
West	3,529,945	2,832,993	2,617,393	526,000	479,000	467,000
Other	823,993	788,721	663,247	484,000	476,000	451,000
Total	$11,559,237	9,953,937	8,888,475	$381,000	364,000	354,000
Of the total dollar value of new orders listed above, $48.0 million, $9.2 million and $70.2 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2017, 2016 and 2015, respectively. The new orders from unconsolidated entities had an average sales price of $738,000, $401,000 and $669,000 for the years ended November 30, 2017, 2016 and 2015, respectively.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2017, 2016 and 2015.
Backlog:

	November 30,
	Homes
	2017	2016	2015
East (3)	4,300	3,243	2,852
Central	2,213	2,321	2,068
West	2,007	1,530	1,354
Other (4)	415	529	372
Total	8,935	7,623	6,646
Of the total homes in backlog listed above, 23, 30 and 89 represent homes in backlog from unconsolidated entities at November 30, 2017, 2016 and 2015, respectively.

	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2017	2016	2015	2017	2016	2015
East	$1,468,830	1,065,425	928,098	$342,000	329,000	325,000
Central	785,469	821,608	685,750	355,000	354,000	332,000
West	1,078,760	748,488	671,524	537,000	489,000	496,000
Other	217,307	256,017	192,379	524,000	484,000	517,000
Total	$3,550,366	2,891,538	2,477,751	$397,000	379,000	373,000
Of the total dollar value of homes in backlog listed above, $15.2 million, $16.0 million and $62.4 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2017, 2016 and 2015, respectively. The homes in backlog from unconsolidated entities had an average sales price of $659,000, $533,000 and $701,000 at November 30, 2017, 2016 and 2015, respectively.

(3)
During the year ended November 30, 2017, we acquired 359 homes in backlog as a result of the WCI acquisition. During the year ended November 30, 2016, we acquired 110 homes in backlog from other homebuilders.

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
We experienced cancellation rates as follows:

	Years Ended November 30,
	2017	2016	2015
East	15%	14%	15%
Central	19%	20%	21%
West	14%	15%	13%
Other	10%	11%	11%
Total	15%	16%	16%
Active Communities:

	November 30,
	2017	2016	2015
East (1)	354	303	284
Central	216	199	206
West	138	135	119
Other	57	58	56
Total	765	695	665
Of the total active communities listed above, four communities represent active communities being developed by unconsolidated entities as of November 30, 2017. Of the total active communities listed above, two and three communities represent active communities being constructed by unconsolidated entities as of November 30, 2016 and 2015, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017. As of November 30, 2017, there were 52 active communities.
The following table details our gross margins on home sales for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(Dollars in thousands)	2017		2016		2015
East:
Sales of homes	$4,577,296		3,887,217		3,524,691
Costs of homes sold	3,504,176		2,935,921		2,599,855
Gross margins on home sales	1,073,120	23.4%	951,296	24.5%	924,836	26.2%
Central:
Sales of homes	2,444,924		2,218,590		1,888,126
Costs of homes sold	1,936,879		1,752,781		1,485,243
Gross margins on home sales	508,045	20.8%	465,809	21.0%	402,883	21.3%
West:
Sales of homes	3,150,422		2,704,670		2,338,652
Costs of homes sold	2,489,788		2,086,480		1,773,651
Gross margins on home sales	660,634	21.0%	618,190	22.9%	565,001	24.2%
Other:
Sales of homes	862,657		748,040		584,435
Costs of homes sold	670,503		587,671		474,101
Gross margins on home sales	192,154	22.3%	160,369	21.4%	110,334	18.9%
Total gross margins on home sales	$2,433,953	22.1%	2,195,664	23.0%	2,003,054	24.0%

2017 versus 2016
Homebuilding East: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries in Florida and the Carolinas, partially offset by a decrease in the number of home deliveries in Georgia and Virginia. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas, partially offset by a decrease in the average sales price of homes delivered in Georgia and Virginia. The increase in the number of deliveries in Florida was primarily driven by an increase in active communities over the last year primarily related to the WCI acquisition. The increase in the number of deliveries in the Carolinas was primarily driven by an increase in active communities. The decrease in the number of deliveries in Georgia and Virginia was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities and favorable market conditions. The decrease in the average sales price of homes delivered in Georgia and Virginia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2017. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to the same period last year primarily due to an increase in direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries in Texas and Arizona and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries in Texas was primarily driven by higher demand as the number of deliveries per active community increased and the number of active communities increased. The increase in the number of deliveries in Arizona was primarily driven by an increase in the number of active communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding West: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the number of home deliveries is primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix and favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries in Minnesota and Tennessee, partially offset by a decrease in the average sales price of homes delivered in all states in Homebuilding Other except Washington. The increase in the number of deliveries in Minnesota and Tennessee was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered in all states in Homebuilding Other, except Washington, was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2017. The increase in the average sales price of homes delivered in Washington was primarily due to favorable market conditions and a change in product mix. Gross margin percentage on home sales for the year ended November 30, 2017 increased compared to the same period last year primarily due to a decrease in construction costs per home delivered as the average sales price of homes delivered decreased as well.
2016 versus 2015
Homebuilding East: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in all the states in the segment, except Virginia and Georgia, and an increase in the average sales price of homes delivered in all the states in the segment, except Florida. The increase in the number of deliveries was primarily driven by an increase in active communities over 2015 primarily in Florida and/or driven by higher demand as the number of deliveries per active community increased. The decrease in home deliveries in Virginia and Georgia was primarily driven by a decrease in active communities that had a high volume of home deliveries in 2015. The increase in the average sales price of homes delivered was primarily due to a change in product mix as there was an increase in home deliveries in higher-priced communities in 2016 compared to 2015 and/or because we have been able to increase the sales price in certain of our communities due to favorable market conditions. The decrease in average sales price of homes delivered in Florida was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities in 2015 and opening lower-priced communities in 2016. In addition, we have also been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales decreased compared to 2015 primarily due to an increase in land and direct construction costs per home, partially offset by an increase in average sales price of homes delivered.

Homebuilding Central: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to a change in product mix driven by an increase in home deliveries in higher-priced close out communities in 2016 compared to 2015 and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales slightly decreased compared to 2015 primarily due to an increase in land costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding West: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in California, partially offset by a decrease in the number of home deliveries in Nevada and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries in California was primarily driven by an increase in active communities over 2015 and/or by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Nevada was primarily driven by lower demand as the number of deliveries per active community decreased due to a change in product mix (selling at different price points) from 2015. The increase in the average sales price of homes delivered was primarily due to a change in product mix (selling at different price points) and/or because we have been able to increase the sales prices in certain of our communities due to favorable market conditions. Gross margin percentage on home sales decreased compared to 2015 primarily due to an increase in land costs per home and an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased in 2016 compared to 2015, primarily due to an increase in the number of home deliveries in all the states in Homebuilding Other and an increase in the average sales price of homes delivered in all states in Homebuilding Other, except Minnesota. The increase in the number of deliveries was primarily driven by an increase in active communities over 2015 and/or by higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities in 2016 compared to 2015. The decrease in the average sales price of homes delivered in Minnesota was primarily due to the lower average sales price of the homes acquired in backlog. Gross margin percentage on home sales increased compared to 2015 primarily due to an increase in the average sales price of homes delivered and a decrease in construction and land costs per home (prior year's land costs per home included a valuation adjustment of $9.6 million in our Northeast Urban operations).
Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Our Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Several claims of this type have been asserted against us. We do not believe these claims will have a material adverse effect on our business.
As part of the WCI acquisition in February 2017, Lennar Financial Services acquired a real estate brokerage business under the Berkshire Hathaway Home Services brand. This business operates only in Florida.
In June 2017, our captive mortgage financing services operations changed its name from Universal American Mortgage Company, LLC to Eagle Home Mortgage, LLC.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2017	2016	2015
Revenues	$770,109	687,255	620,527
Costs and expenses	614,585	523,638	492,732
Operating earnings	$155,524	163,617	127,795
Dollar value of mortgages originated	$8,973,000	9,343,000	8,877,000
Number of mortgages originated	31,600	33,500	32,600
Mortgage capture rate of Lennar homebuyers	80%	82%	82%
Number of title and closing service transactions	110,000	116,000	108,600
Number of title policies issued	314,800	298,900	263,500

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
Rialto's operating earnings (loss) were as follows:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$281,243	233,966	221,923
Costs and expenses (1)	247,549	229,769	222,875
Rialto equity in earnings from unconsolidated entities	25,447	18,961	22,293
Rialto other income (expense), net (2)	(81,636)	(39,850)	12,254
Operating earnings (loss) (3)	$(22,495)	(16,692)	33,595

(1)
Costs and expenses included loan impairments of $32.6 million, $18.2 million and $10.4 million for the years ended November 30, 2017, 2016 and 2015, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Rialto other income (expense), net, included REO impairments of $63.6 million, $24.4 million and $12.4 million for the years ended November 30, 2017, 2016 and 2015, respectively.

(3)
Operating earnings (loss) for the years ended November 30, 2017, 2016 and 2015 included net earnings (loss) attributable to noncontrolling interests of ($46.1) million, ($18.8) million and $4.8 million, respectively.

The following is a detail of Rialto other income (expense), net:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Realized gains on REO sales, net	$4,578	17,495	35,242
Unrealized losses on transfer of loans receivable to REO and impairments, net	(64,623)	(23,087)	(13,678)
REO and other expenses	(49,432)	(54,008)	(57,740)
Rental and other income (1)	27,841	19,750	48,430
Rialto other income (expense), net	$(81,636)	(39,850)	12,254

(1)
Rental and other income for the year ended November 30, 2016, included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the year ended November 30, 2017, RMF originated loans with a total principal balance of $1.7 billion, of which $1.6 billion were recorded as loans held-for-sale and $98.4 million as accrual loans within loans receivable, net, and sold $1.5 billion of loans into 12 separate securitizations. During the year ended November 30, 2016, RMF originated loans with a total principal balance of $1.8 billion of which $1.7 billion were recorded as loans held-for-sale and $81.2 million were recorded as accrual loans within loans receivable, net, and sold $1.9 billion of loans into 11 separate securitizations. As of November 30, 2017, there were no unsettled transactions. As of November 30, 2016, originated loans with an unpaid principal balance of $199.8 million were sold into a securitization trust but not settled and thus were included as Rialto's receivables, net.
FDIC Portfolios
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale. As of January 11, 2018, (1) the FDIC can, at its discretion, sell any remaining assets, or (2) Rialto has the option to purchase the FDIC's interest in the portfolios. As of January 19, 2018, there were only four assets with a carrying value totaling $0.3 million which were not under contract to sell.
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
At November 30, 2017 and 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $179.7 million and $71.3 million, respectively. These securities were purchased at discount rates ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and October 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during any of the years ended November 30, 2017, 2016 and 2015. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
During 2017, Rialto purchased a 5% vertical strip in three separate CMBS transactions. A vertical interest is an equal interest in each class of securities issued in the securitization (e.g., 5.0% of each class) or a single vertical security entitling the holder to a specific percentage of the amounts paid on each class of those securities. As part of the Dodd-Frank Wall Street Reform and Protection Act that came into effect in December 2016, originators that contribute loans to a CMBS trust are required to satisfy risk retention rules. Some risk retention rules permit the retention of risk by third parties, and the risk may be held by purchasing vertical, horizontal or other combined strips in a securitization.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of November 30, 2017 and 2016, our balance sheet had $710.7 million and $526.1 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $407.5 million and $318.6 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2017 and 2016 was $561.0 million and $412.9 million, respectively. During the year ended November 30, 2017, our Lennar Multifamily segment sold seven operating properties through its unconsolidated entities resulting in the segment's $96.7 million share of gains. During the years ended November 30, 2016 and 2015, our Lennar Multifamily segment sold seven and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $91.0 million and $22.2 million share of gains, respectively. During the year ended November 30, 2016, our Lennar Multifamily segment sold land to third parties generating gross profit of $5.6 million.
Our Lennar Multifamily segment had equity investments in 27 and 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of November 30, 2017 and 2016, respectively. As of November 30, 2017, our Lennar Multifamily segment had interests in 53 communities with development costs of $5.1 billion, of which 13 communities were completed and operating, 12 communities were partially completed and leasing, 22 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2017, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $4.0 billion in assets across a number of states that would be developed primarily by future unconsolidated entities.

The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.

Financial Condition and Capital Resources
At November 30, 2017, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $2.7 billion, compared to $1.3 billion and $1.2 billion at November 30, 2016 and 2015, respectively. At November 30, 2017, cash included $1.16 billion, which will be paid to CalAtlantic stockholders in connection with the acquisition of CalAtlantic.
We finance all of our activities including Homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During 2017, 2016 and 2015, cash provided by (used in) operating activities totaled $996.9 million, $507.8 million and ($419.6) million, respectively. During 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in receivables, an increase in accounts payable and other liabilities and a decrease in restricted cash, partially offset by an increase in other assets and an increase in loans held-for-sale of $108.9 million related to Rialto. In addition, cash provided by operating activities was negatively impacted by an increase in inventories due to strategic land purchases, land development and construction costs. For the year ended November 30, 2017, distributions of earnings from unconsolidated entities were (1) $35.0 million from Lennar Homebuilding unconsolidated entities, (2) $12.9 million from Rialto unconsolidated entities, and (3) $89.7 million from Lennar Multifamily unconsolidated entities.
During 2016, cash provided by operating activities was positively impacted by our net earnings, a net decrease in loans held-for-sale primarily related to RMF due to the timing of the securitizations and an increase in accounts payable and other liabilities, partially offset by a smaller increase in inventories than in 2015 due to our soft-pivot strategy, and an increase in receivables and other assets. For the year ended November 30, 2016, distributions of earnings from unconsolidated entities were (1) $86.3 million from Lennar Multifamily unconsolidated entities, (2) $14.0 million from Rialto unconsolidated entities, and (3) $1.7 million from Lennar Homebuilding unconsolidated entities.
During 2015, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases and land development costs, an increase of $213.5 million in Rialto loans held-for-sale related to RMF and an increase of $105.2 million in Lennar Financial Services loans held-for-sale, partially offset by our net earnings and an increase in accounts payable and other liabilities. For the year ended November 30, 2015, distributions of earnings from unconsolidated entities were (1) $26.3 million from Lennar Homebuilding unconsolidated entities, (2) $21.1 million from Lennar Multifamily unconsolidated entities, and (3) $13.3 million from Rialto unconsolidated entities.
Investing Cash Flow Activities
During 2017, 2016 and 2015, cash used in investing activities totaled $869.8 million, $85.8 million and $98.4 million, respectively. During 2017, our cash used in investing activities was primarily due to our $611.1 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions to unconsolidated entities of $430.3 million, which included (1) $261.9 million to Lennar Homebuilding unconsolidated entities primarily for working capital and paydowns of joint venture debt, including $120.7 million to Five Point, (2) $119.7 million to Lennar Multifamily unconsolidated entities primarily for working capital and (3) $48.7 million to Rialto unconsolidated entities comprised primarily of $32.9 million contributed to Rialto Real Estate Fund III ("Fund III"), $8.8 million contributed to the Rialto Credit Partnership, LP ("RCP") and $7.0 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $165.4 million of principal payments on loans receivable and other, $86.6 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $207.3 million, which primarily included (1) $83.0 million from Lennar Multifamily unconsolidated entities, of which $26.8 million was distributed by the Venture, (2) $80.9 million from Lennar Homebuilding unconsolidated entities, and (3) $41.6 million from Rialto unconsolidated entities comprised primarily of $21.2 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), $5.4 million distributed by Fund III, $7.0 million distributed by the Rialto Mezzanine Partners Fund, LP ("Mezzanine Fund"), and $5.4 million distributed by the CMBS Funds.
During 2016, our cash used in investing activities was primarily impacted by cash contributions to unconsolidated entities of (1) $198.2 million to Lennar Multifamily unconsolidated entities primarily related to contributions to the Venture, (2) $184.2 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (3) $43.4 million to Rialto unconsolidated entities comprised of $28.8 million contributed to the CMBS Funds, $7.2 million contributed to Fund III, $5.7 million contributed to RCP and $1.7 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of CMBS by our Rialto segment and origination of loans receivable primarily related to floating rate loans originated by RMF. This was partially offset by distributions of capital from unconsolidated entities of (1) $251.2 million from Lennar Multifamily unconsolidated entities, of which $193.7 million was distributed by the Venture, (2) $44.6 million from Lennar Homebuilding unconsolidated entities, and (3) $27.4 million from Rialto unconsolidated entities comprised of $12.8 million distributed by Fund II, $11.7 million distributed by the Mezzanine Fund and $2.9 million distributed by the CMBS Funds; by the receipt of $97.9 million of proceeds from the sales of REO; and receipt of $84.4 million of principal payments on loans receivable and settlement of accrual loans.
During 2015, our cash used in investing activities was primarily impacted by cash contributions to unconsolidated entities of (1) $210.7 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (2) $63.0 million to Rialto unconsolidated entities comprised of $41.7 million contributed to Fund II, $13.3 million contributed to the Mezzanine Fund and $8.0 million contributed to the CMBS Funds, and (3) $41.3 million to Lennar Multifamily unconsolidated entities primarily for working capital. In addition, cash used in investing activities was impacted by purchases of investment securities and loans held-for-investments. This was partially offset by the receipt of $73.7 million of proceeds from the sale of a Lennar Homebuilding operating property, $155.3 million of proceeds from the sale of REO and by distributions of capital from unconsolidated entities of (1) $118.0 million from Lennar Homebuilding unconsolidated entities, (2) $78.1 million from Lennar Multifamily unconsolidated entities, of which $55.3 million was distributed by the Venture, and (3) $22.9 million from Rialto unconsolidated entities comprised of $16.9 million distributed by Fund II, $3.4 million distributed by the Mezzanine Fund and $2.6 million distributed by the CMBS Funds.
Financing Cash Flow Activities
During 2017, 2016 and 2015, our cash provided by (used in) financing activities totaled $1.2 billion, ($250.9) million and $394.7 million, respectively. During 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes"), (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes"), (3) issuance of $300 million aggregate principal amount of 2.95% senior notes due 2020 (the "2.95% Senior Notes"), (4) issuance of $900 million aggregate principal amount of 4.750% senior notes due 2027 (the "4.750% Senior Notes"), (5) $31.2 million of proceeds from other borrowings, (6) $99.6 million of proceeds from the issuance of Rialto notes payable and (7) $195.5 million of proceeds from other liabilities. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% senior notes due 2017 (the "12.25% Senior Notes"), (2) the redemption of $400 million aggregate principal amount of our 4.75% senior notes due 2017 (the "4.75% Senior Notes"), (3) the redemption of $250 million principal amount of our 6.875% senior notes due 2021 that had been issued by WCI, (4) $199.7 million of net repayments under our warehouse facilities, which was comprised of $139.8 million of net repayments under our Lennar Financial Services warehouse repurchase facilities and $59.9 million of net repayments under our Rialto warehouse facilities, (5) $74.4 million of payments related to noncontrolling interests, and (5) $139.7 million of principal payments on other borrowings. The proceeds from the issuance of the 2.95% Senior Notes and the 4.750% Senior Notes will be used primarily to pay the cash portion of the consideration related to the merger with CalAtlantic.
During 2016, our cash used in financing activities was primarily impacted by (1) the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016 (the "6.50% Senior Notes"), (2) $234.0 million of cash payments in connection with exchanges or conversions of our 2.75% convertible senior notes due December 2020 (the "2.75% Convertible Senior Notes"), (3) $211.0 million of principal payments on other borrowings, (4) $111.3 million of net repayments under our Rialto's warehouse repurchase facilities, and (5) $127.4 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of our 4.750% senior notes due 2021 and $218.8 million of net borrowings under our Lennar Financial Services' warehouse repurchase facilities.
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

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2017	2016
Lennar Homebuilding debt	$6,410,003	4,575,977
Stockholders’ equity	7,872,317	7,026,042
Total capital	$14,282,320	11,602,019
Lennar Homebuilding debt to total capital	44.9%	39.4%
Lennar Homebuilding debt	$6,410,003	4,575,977
Less: Lennar Homebuilding cash and cash equivalents	2,282,925	1,050,138
Net Lennar Homebuilding debt	$4,127,078	3,525,839
Lennar Homebuilding net debt to total capital (1)	34.4%	33.4%

(1)
Lennar Homebuilding net debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders' equity). We believe the ratio of net Lennar Homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At November 30, 2017, Lennar Homebuilding debt to total capital was higher compared to the prior year period, primarily as a result of net increase in Lennar Homebuilding debt due to the issuance of senior notes in order to fund the cash portion of the CalAtlantic merger as noted below. This was partially offset by an increase in stockholders' equity primarily related to our net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, the buyback of shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as restructurings, joint ventures, spin-offs or initial public offerings as we intend to move back to being a pure play homebuilding company over time. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At November 30, 2017, we had a merger agreement with CalAtlantic discussed below that included the cash consideration portion that caused us to issue the 2.95% Senior Notes and 4.750% Senior Notes as noted in the financing cash flow activities above.
On October 29, 2017, Lennar and a wholly-owned subsidiary of Lennar (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CalAtlantic, a Homebuilding company. Subject to the terms and conditions of the Merger Agreement, CalAtlantic will be merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”). CalAtlantic builds well-crafted homes in thoughtfully designed communities that meet the desires of customers across the homebuilding spectrum, from entry level to luxury, in over 43 metropolitan statistical areas spanning 19 states. CalAtlantic also provides mortgage, title and escrow services.
Under the terms of the Merger Agreement, CalAtlantic’s stockholders will receive 0.885 shares of our Class A common stock for each share of CalAtlantic’s common stock. CalAtlantic’s stockholders will also have the option to exchange all or a portion of their shares of common stock for cash in an amount of $48.26 per share (the "Cash Election Option") in lieu of receiving our Class A common stock, subject to a maximum cash amount of $1.16 billion. The Cash Election Option will be subject to proration to the extent they exceed the maximum cash amount. A major stockholder of CalAtlantic has agreed that it will be deemed to elect to exercise the Cash Election Option to the extent actual exercises are less than the maximum amount. Therefore, we will pay the maximum amount in cash regardless of how many CalAtlantic stockholders exercise the Cash Election Option. No fractional shares of our Class A common stock will be issued in the Merger. Any holder of CalAtlantic’s common stock who would be entitled to receive a fraction of a share of our Class A common stock will instead receive cash equal to the market value of a share of such Class A common stock (based on the last sale price reported on the New York Stock Exchange on the last trading day before the closing date). On a pro forma basis, CalAtlantic stockholders are expected to own approximately 26% of the combined company. The transaction, which must be approved by both CalAtlantic and our stockholders, is expected to close on or shortly after February 12, 2018.
The transaction will make us the largest homebuilder in the United States in terms of revenues. We expect that the transaction will result in significant savings in the cost of producing homes and reductions of general and administrative costs as a percentage of total revenues. When our Board of Directors was considering the transaction, our management estimated that we expected to achieve cost savings and other synergy benefits from the transaction of approximately $100 million in fiscal year 2018 and $365 million per year after that.
For the year ended December 31, 2017, CalAtlantic had an average of 565 selling communities, had delivered 14,602 homes at an average sales price of $450,000 and had net new orders of 15,205 homes at an average sales price of $459,000. At December 31, 2017, CalAtlantic had a backlog of 6,420 home sale contracts with a total backlog dollar value of $3.2 billion.
The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2017	2016
6.95% senior notes due 2018	$249,342	248,474
4.125% senior notes due December 2018	274,459	273,889
4.500% senior notes due 2019	498,793	498,002
4.50% senior notes due 2019	598,325	597,474
2.95% senior notes due 2020	298,305	—
4.750% senior notes due 2021	497,329	496,547
4.125% senior notes due 2022	595,904	—
4.750% senior notes due 2022	569,484	568,404
4.875% senior notes due December 2023	394,964	394,170
4.500% senior notes due 2024	645,353	—
4.750% senior notes due 2025	496,671	496,226
4.75% senior notes due 2027	892,657	—
4.75% senior notes due December 2017	—	398,479
12.25% senior notes due 2017	—	398,232
Mortgages notes on land and other debt	398,417	206,080
	$6,410,003	4,575,977
The carrying amounts of the senior notes listed above are net of debt issuance costs of $33.5 million and $22.1 million, as of November 30, 2017 and 2016, respectively.
Our Lennar Homebuilding average debt outstanding was $5.7 billion with an average rate for interest incurred of 4.8% for the year ended November 30, 2017, compared to $5.1 billion with an average rate for interest incurred of 5.1% for the year ended November 30, 2016. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2017 was $290.3 million, compared to $281.4 million in 2016. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from debt as well as borrowings under our Credit Facility.

The terms of each of our senior notes outstanding at November 30, 2017 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.95% senior notes due 2018	$250,000	243,900	98.929%	May 2010
4.125% senior notes due December 2018	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(3)	February 2014
4.50% senior notes due 2019	600,000	595,801	(4)	November 2014, February 2015
2.95% senior notes due 2020	300,000	298,800	100%	November 2017
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
4.750% senior notes due 2022	575,000	567,585	(5)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
4.75% senior notes due 2027	900,000	894,650	100%	November 2017

(1)
Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the our 100% owned homebuilding subsidiaries.

(2)
We generally uses the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes, except the proceeds from issuance of our 2.95% senior notes due 2020 and our 4.750% senior notes due 2027 will be used primarily for the Cash Election Option in connection with the merger of CalAtlantic.

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
In November 2017, we redeemed the $400 million aggregate principal amount of our 4.75% Senior Notes due 2017. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued interest.
In November 2017, we issued $300 million aggregate principal amount of 2.95% Senior Notes and $900 million aggregate principal amount of 4.750% Senior Notes at a price of 100% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and certain expenses, were $1.19 billion. We intend to use the net proceeds of this offering to fund the portion of cash consideration payable by us in connection with the Merger, to pay expenses related to the Merger and for general corporate purposes. Interest on the 2.95% Senior Notes and 4.750% Senior Notes is due semi-annually beginning May 29, 2018.
In August 2017, we redeemed the $250 million aggregate principal amount of the 6.875% senior notes due 2021 that we assumed as a result of our WCI acquisition in February 2017. The redemption price, which was paid in cash, was 103.438% of the principal amount plus accrued but unpaid interest up to, but not including, the redemption date. There was no gain or loss recorded on redemption as it had been recorded at fair value on the acquisition date.
In March 2017, we retired our 12.25% Senior Notes for 100% of the $400 million aggregate principal amount, plus accrued and unpaid interest.
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
In May 2017, we amended our Credit Facility to increase the maximum borrowings from $1.8 billion to $2.0 billion and extended the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with another $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of November 30, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2017 and 2016, we had no outstanding borrowings under the Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. In addition, we had $330 million letter of credit facilities with different financial institutions at November 30, 2017.
Under the amended Credit Agreement executed in May 2017, as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $4.2 billion plus the sum of 50% of the cumulative consolidated net income from February 28, 2017, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2017, minus the lesser of 50% of the amount paid after May 18, 2017 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2017
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2017:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2017
Minimum net worth test	$4,498,214	6,476,907
Maximum leverage ratio	65.0%	32.8%
Liquidity test (1)	1.00	8.13

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
Our performance letters of credit outstanding were $384.4 million and $270.8 million at November 30, 2017 and 2016, respectively. Our financial letters of credit outstanding were $127.4 million and $210.3 million at November 30, 2017 and 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2017, we had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.

At November 30, 2017, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2017 (1) (2)	$400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
364-day warehouse repurchase facility that matures June 2018	600,000
364-day warehouse repurchase facility that matures September 2018	300,000
Total	$1,450,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity was extended to December 2018.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $937.2 million and $1.1 billion, at November 30, 2017 and 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $974.1 million and $1.1 billion, at November 30, 2017 and 2016, respectively. The combined effective interest rate on the facilities at November 30, 2017 was 3.6%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
At November 30, 2017, our Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
Warehouse repurchase facility that matures December 2017 (1)	$200,000
364-day warehouse repurchase facility that matures January 2018 (2)	250,000
364-day warehouse repurchase facility that matures October 2018	400,000
364-day warehouse repurchase facility that matures November 2018 (one year extension)	200,000
Total - Loans origination and securitization business (RMF)	$1,050,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (3)	100,000
Totals	$1,150,000

(1)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity date was extended to December 2019.

(2)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity date was extended to December 2018 and the maximum aggregate commitment of the facility was reduced to $200 million.

(3)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of November 30, 2017. Borrowings under this facility were $43.3 million as of November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $162.1 million and $180.2 million as of November 30, 2017 and 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
As of November 30, 2017 and 2016, the carrying amount, net of debt issuance costs, of Rialto's 7.00% Senior Notes was $349.4 million and $348.7 million, respectively. Under the indenture, Rialto is subject to certain covenants limiting, among other things, Rialto’s ability to incur indebtedness, to make investments, to make distributions to, or enter into transactions with Lennar or to create liens, subject to certain exceptions and qualifications. Rialto also has quarterly and annual reporting requirements, similar to an SEC registrant, to holders of the 7.00% Senior Notes. We believe Rialto was in compliance with its debt covenants at November 30, 2017.
Changes in Capital Structure
We have a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2017, 2016 and 2015, there were no repurchases of common stock under the stock repurchase program. As of November 30, 2017, the remaining authorized shares that can be purchased under the stock repurchase program were 6.2 million shares of common stock.

During the years ended November 30, 2017 and 2016, treasury stock increased by 0.6 million shares and 0.1 million shares of Class A common stock, respectively, primarily due to activity related to our equity compensation plan.
During the years ended November 30, 2017, 2016 and 2015, our Class A and Class B common stockholders received a per share annual dividend of $0.16.
On November 27, 2017, we paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by our Board of Directors on October 30, 2017.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2017, we had equity investments in 38 homebuilding and land unconsolidated entities (of which 3 had recourse debt, 10 had non-recourse debt and 25 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2016. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Although the strategic purposes of our joint ventures and the nature of our joint ventures' partners vary, the joint ventures are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture. In many cases, our risk is limited to our equity contribution and potential future capital contributions. Additionally, most joint ventures obtain third-party debt to fund a portion of the acquisition, development and construction costs of their communities. The joint venture agreements usually permit, but do not require, the joint ventures to make additional capital calls in the future. However, capital calls relating to the repayment of joint venture debt under payment guarantees generally is required.
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
In many instances, we are designated as the manager of a venture under the direction of a management committee that has shared power among the partners of the unconsolidated entity and we receive fees for such services. In addition, we often enter into option or purchase contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts, in some instances, require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally negotiated on a case by case basis.
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
Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2017	2016	2015
Revenues	$471,899	439,874	1,309,517
Costs and expenses	616,217	578,831	969,509
Other income	23,253	—	49,343
Net earnings (loss) of unconsolidated entities	$(121,065)	(138,957)	389,351
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(61,708)	(49,275)	63,373
Lennar Homebuilding cumulative share of net earnings - deferred at November 30	$47,621	41,495	42,651
Lennar Homebuilding investments in unconsolidated entities	$900,769	811,723	741,551
Equity of the unconsolidated entities	$4,196,811	3,765,336	2,692,360
Lennar Homebuilding investment % in the unconsolidated entities (1)	21%	22%	28%

(1)
Our share of profit and cash distributions from operations could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the year ended November 30, 2017, one of our unconsolidated entities had equity in earnings of $11.9 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, we entered into an option contract to purchase all 475 homesites from the land bank. Due to our involvement with respect to the homesites sold from the investee entity, we deferred all of our equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $4.9 million.

For the year ended November 30, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities, which were primarily driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by the profits from land sales.
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
Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$953,261	221,334
Inventories	3,751,525	3,889,795
Other assets	1,061,507	1,334,116
	$5,766,293	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$832,151	791,245
Debt (1)	737,331	888,664
Equity	4,196,811	3,765,336
	$5,766,293	5,445,245

(1)	Debt is net of debt issuance costs of $5.7 million and $4.2 million, for the years ended November 30, 2017 and 2016, respectively.
On May 2, 2016, we contributed, or obtained the right to contribute, our investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity are included within the unconsolidated entities summarized condensed balance sheet presented above. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by us and our venture partner. The transactions did not have a material impact to our financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, we recorded $42.6 million of our share of combination costs and operational net losses in equity in loss from unconsolidated entities on the consolidated statement of operations.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of November 30, 2017, we own approximately 40% of FivePoint and the carrying amount of our investment is $359.2 million.
As of November 30, 2017 and 2016, our recorded investments in Lennar Homebuilding unconsolidated entities were $900.8 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2017 and 2016 was $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2017	2016
Debt (1)	$737,331	888,664
Equity	4,196,811	3,765,336
Total capital	$4,934,142	4,654,000
Debt to total capital of our unconsolidated entities	14.9%	19.1%

(1)	Debt is net of debt issuance costs of $5.7 million and $4.2 million, for the years ended November 30, 2017 and 2016, respectively.

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2017	2016
Land development	$868,015	787,138
Homebuilding	32,754	24,585
Total investments	$900,769	811,723
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

	November 30,
(Dollars in thousands)	2017	2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$64,197	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	255,903	147,100
Non-recourse debt without completion guarantees	351,800	320,372
Non-recourse debt to Lennar	673,897	840,412
Lennar’s maximum recourse exposure (2)	69,181	52,438
Debt issuance costs	$(5,747)	(4,186)
Total debt	$737,331	888,664
Lennar’s maximum recourse exposure as a % of total JV debt	9%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016 included a $320 million non-recourse note related to a transaction between one of our unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)	As of November 30, 2017, the increase in our maximum recourse exposure was primarily related to us providing repayment guarantees on one new unconsolidated entity's debt.
During the year ended November 30, 2017, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities increased by $16.7 million, as a result of us providing a repayment guarantee on unconsolidated entities' debt of $24.9 million on Lennar Homebuilding unconsolidated entities debt and an increase in recourse debt due to additional borrowings of $7.1 million, partially offset by a decrease due to $13.9 million primarily related to the joint ventures selling assets and a debt repayment of $1.4 million.

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
As of both November 30, 2017 and 2016, the fair values of the repayment and completion guarantees were not material. We believe that as of November 30, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 7 of the notes to our consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is possible that we will have some balance of unpaid guarantee liability. At both November 30, 2017 and 2016, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2017 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2018	2019	2020	Thereafter	Other
Maximum recourse debt exposure to Lennar	$69,181	6,560	38,566	24,055	—	—
Debt without recourse to Lennar	673,897	179,064	261,194	44,670	186,972	1,997
Debt issuance costs	(5,747)	—	—	—	—	(5,747)
Total	$737,331	185,624	299,760	68,725	186,972	(3,750)

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2017:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$359,227	2,496,531	—	69,790	69,790	1,818,434	4%
Heritage Hills Irvine	115,678	391,879	15,576	109,033	124,609	260,199	32%
Heritage Fields El Toro	111,967	1,593,422	—	9,182	9,182	1,418,181	1%
Treasure Island Community Development	41,595	171,265	—	78,377	78,377	83,220	49%
Runkle Canyon	40,025	102,312	—	19,977	19,977	81,950	20%
Ballpark Village	28,893	88,681	—	25,235	25,235	57,786	30%
Krome Groves Land Trust	22,974	89,860	7,616	18,639	26,255	63,209	29%
Fifth Wall Ventures SPV I	22,629	22,761	—	—	—	22,750	—%
Lennar Intergulf (150 Ocean)	17,758	66,414	—	29,095	29,095	35,515	45%
EL at Monroe	17,369	37,584	—	3,770	3,770	32,794	10%
10 largest JV investments	778,115	5,060,709	23,192	363,098	386,290	3,874,038	9%
Other JVs	122,654	705,584	45,989	308,802	354,791	322,773	52%
Total	$900,769	5,766,293	69,181	671,900	741,081	4,196,811	15%
Land seller debt and other debt			—	1,997	1,997
Debt issuance costs			—	(5,747)	(5,747)
Total JV debt			69,181	668,150	737,331

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity, 34% of total JV maximum recourse debt exposure to Lennar and 53% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust and EL at Monroe, LLC, which operate in our Homebuilding East segment.

Rialto - Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2017	November 30, 2017	November 30, 2016
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$41,860	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	86,904	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	19,189	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	54,018	50,519
Rialto Real Estate Fund III	2015	1,887,000	569,482	140,000	40,104	41,223	9,093
Rialto Credit Partnership, LP	2016	220,000	159,886	19,999	14,534	13,288	5,794
Other investments						8,936	2,384
						$265,418	245,741
During the years ended November 30, 2017, 2016, and 2015, Rialto's share of earnings from unconsolidated entities was $25.4 million, $19.0 million and $22.3 million, respectively.

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

	Years Ended November 30,
(In thousands)	2017	2016	2015
Rialto Real Estate Fund, LP (1)	$36,973	7,633	9,588
Rialto Real Estate Fund II, LP	1,656	100	9,383
Rialto Real Estate Fund III, LP	2,948	—	—
Rialto Mezzanine Partners Fund, LP	311	750	513
Rialto Capital CMBS Funds	2,281	1,639	516
	$44,169	10,122	20,000

(1)	Rialto received $36.8 million of distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP during the year ended November 30, 2017.
The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on November 30, 2017, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$166,989	52,062	36,824	78,103
Rialto Real Estate Fund II, LP (1)	52,308	11,139	—	41,169
	$219,297	63,201	36,824	119,272

(1)	Net of interests of participating employees (refer to paragraph below).
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$95,552	230,229
Loans receivable	538,317	406,812
Real estate owned	348,601	439,191
Investment securities	1,849,795	1,379,155
Investments in partnerships	393,874	398,535
Other assets	42,949	29,036
	$3,269,088	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$48,374	36,131
Notes payable (1)	576,810	532,264
Equity	2,643,904	2,314,563
	$3,269,088	2,882,958

(1)	Notes payable are net of debt issuance costs of $3.1 million and $2.9 million, as of November 30, 2017 and November 30, 2016, respectively.
Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$238,981	200,346	170,921
Costs and expenses	104,343	96,343	97,162
Other income, net (1)	109,927	49,342	144,941
Net earnings of unconsolidated entities	$244,565	153,345	218,700
Rialto equity in earnings from unconsolidated entities	$25,447	18,961	22,293
Rialto's investments in unconsolidated entities	$265,418	245,741	224,869
Equity of the unconsolidated entities	$2,643,904	2,314,563	2,317,588
Rialto's investment % in the unconsolidated entities	10%	11%	10%

(1)	Other income, net, included realized and unrealized gains (losses) on investments.
Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2017, Lennar Multifamily had equity investments in 27 unconsolidated entities that are engaged in multifamily residential developments (of which 13 had non-recourse debt and 14 had no debt), compared to 28 unconsolidated entities at November 30, 2016. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture is currently seeded with 35 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 10,600 apartments with projected project costs of $3.9 billion as of November 30, 2017. There are four completed and operating multifamily assets with 1,062 apartments. During the year ended November 30, 2017, $586.4 million in equity commitments were called, of which we contributed $134.9 million representing our pro-rata portion of the called equity. During the year ended November 30, 2017, we received $26.8 million of distributions as a return of capital from the

Venture, except for distributions of capital related to land contributions. As of November 30, 2017, $1.5 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $350.7 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $153.3 million. As of November 30, 2017 and 2016, the carrying value of our investment in the Venture was $323.8 million and $198.2 million, respectively.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2017.
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

Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$37,073	43,658
Operating properties and equipment	2,952,070	2,210,627
Other assets	36,772	33,703
	$3,025,915	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$212,123	196,617
Notes payable (1)	879,047	577,085
Equity	1,934,745	1,514,286
	$3,025,915	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.6 million and $12.3 million, for the years ended November 30, 2017 and November 30, 2016, respectively.
The following table summarizes the principal maturities of our Lennar Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2017 and does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Lennar Multifamily Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2018	2019	2020	Thereafter	Other
Debt without recourse to Lennar Multifamily	$896,683	252,767	318,082	299,777	26,057	—
Debt issuance costs	(17,636)	—	—	—	—	(17,636)
Total	$879,047	$252,767	$318,082	$299,777	$26,057	$(17,636)

Statements of Operations and Selected Information

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$67,578	45,287	16,309
Costs and expenses	108,610	68,976	27,190
Other income, net	207,793	191,385	43,340
Net earnings of unconsolidated entities	$166,761	167,696	32,459
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$85,739	85,519	19,518
Our investments in unconsolidated entities	$407,544	318,559	250,876
Equity of the unconsolidated entities	$1,934,745	1,514,286	817,473
Our investment % in the unconsolidated entities (2)	21%	21%	31%

(1)
During the years ended November 30, 2017, 2016 and 2015, our Lennar Multifamily segment sold seven, seven and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $96.7 million, $91.0 million and $22.2 million share of gains, respectively.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2017 and 2016:

	Controlled Homesites
November 30, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,809	482	18,291	64,317	82,608
Central	10,069	1,135	11,204	31,862	43,066
West	2,271	3,828	6,099	38,265	44,364
Other	1,933	—	1,933	6,682	8,615
Total homesites	32,082	5,445	37,527	141,126	178,653

	Controlled Homesites
November 30, 2016	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	17,185	482	17,667	51,453	69,120
Central	5,726	1,135	6,861	32,690	39,551
West	2,409	4,899	7,308	35,451	42,759
Other	1,330	—	1,330	6,285	7,615
Total homesites	26,650	6,516	33,166	125,879	159,045
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
During the year ended November 30, 2017, consolidated inventory not owned increased by $272.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2017. The increase was primarily related to a transaction in which one of our unconsolidated entities sold 475 homesites to a third-party land bank and simultaneous with the purchase by the land bank, we entered into an option contract to purchase all 475 homesites from the land bank. We consolidated the option contract with the land bank due to an amount that we would have to pay if we default under the option contract. The consolidation resulted in a $320.1 million increase in consolidated inventory not owned and liabilities related to consolidated not owned. The increase from the land bank transaction was partially offset by us exercising our option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $137.0 million and $85.0 million at November 30, 2017 and 2016, respectively. Additionally, we had posted $51.8 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2017 and 2016, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2017:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$6,448,504	357,655	1,853,047	1,726,355	2,511,447
Lennar Financial Services - Notes and other debts payable	937,431	937,356	75	—	—
Rialto - Notes and other debts payable (2)	633,281	183,875	350,000	12,485	86,921
Interest commitments under interest bearing debt (3)	1,494,395	312,568	471,716	334,134	375,977
Operating leases	153,172	46,228	63,072	31,411	12,461
Other contractual obligations (4)	276,600	233,500	43,100	—	—
Total contractual obligations (5)	$9,943,383	2,071,182	2,781,010	2,104,385	2,986,806

(1)	The amounts presented in the table above exclude debt issuance costs and any discounts/premiums.

(2)
Amounts include notes payable and other debts payable of $350 million related to Rialto's 7.00% Senior Notes and $162.1 million related to the Rialto warehouse repurchase facilities. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2017.

(4)
Amounts include $153.3 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects, $99.9 million of commitments to fund Rialto's Fund III, $5.5 million of commitments to fund Rialto's RCP and an $18.0 million commitment to invest in a real estate investment trust.

(5)
Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $62.0 million as of November 30, 2017, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At November 30, 2017, we had access to 37,527 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2017, we had $137.0 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2017, we had letters of credit outstanding in the amount of $511.8 million (which included the $51.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2017, we had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2017, there were approximately $570.4 million, or 44%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $2.4 billion at November 30, 2017. Loans in process for which interest rates were committed to the borrowers totaled approximately $500 million as of November 30, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2017, we had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through February 2018 and open futures contracts in the amount of $332.0 million with the settlement dates through September 2024.
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
In December 2017, the Tax Cuts and Jobs Act was enacted which will have a positive impact on our effective tax rate in 2018 and subsequent years. The tax reform bill will reduce our effective tax rate in 2018 from 34% to approximately 25%. Excluded from our 2018 effective tax rate is a one-time non-cash write-down of our deferred tax assets of approximately $70 million that will be recorded in the first quarter of 2018 as a result of our lower effective tax rate.

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
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 761 and 693 active communities, excluding unconsolidated entities, as of November 30, 2017 and 2016, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities in which to assess if the carrying values exceed their undiscounted cash flows. Although gross margin percentages for the year ended November 30, 2017 have decreased compared to the year ended November 30, 2016 primarily due to an increase in direct construction and land costs, revenues have increased for all of our homebuilding segments and Homebuilding Other, compared to the year ended November 30, 2016. The increase is primarily due to an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other, and an increase in the average sales price of homes delivered in all of our Homebuilding segments, but not in Homebuilding Other.
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
At November 30, 2017, the reserve for warranty costs was $164.6 million, which included $16.0 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to specific claims related to certain of our homebuilding communities and other adjustments as well as $6.3 million of warranties assumed related to the WCI acquisition. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as "Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities" and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as "Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities," as described in Note 5 and Note 10 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Lennar Homebuilding unconsolidated entities and all of our Lennar Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.

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
As of November 30, 2017, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2017, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $5.8 billion and total liabilities of $1.6 billion. At November 30, 2017, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $3.0 billion and total liabilities of $1.1 billion.
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
Loan Origination Liabilities
Substantially all of the loans our Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties related to loan sales. Over the last several years there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. A number of claims of that type have been brought against us. We do not believe these claims will have a material adverse effect on our business.
Our mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. We establish reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While we believe that we have adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. This allowance requires management’s judgment and estimates. For these reasons, we believe that the accounting estimate related to the loan origination losses is a critical accounting estimate.

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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility and Lennar Financial Services’ and Rialto’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.
In our Lennar Financial Services operations, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates.
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

The table below provides information at November 30, 2017 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2017. Weighted average variable interest rates are based on the variable interest rates at November 30, 2017.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 15 of the notes to the consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2017

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	2017
ASSETS
Rialto:
Investments held-to-maturity:
Fixed rate	$—	—	19.5	—	—	160.1	179.6	199.2
Average interest rate	—	—	4.0%	—	—	2.7%	3.4%	—
Lennar Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$32.9	19.7	8.8	2.2	1.4	28.5	93.5	91.1
Average interest rate	2.5%	2.3%	2.3%	5.2%	4.8%	4.3%	3.1%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	2.5	3.0	2.9
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$357.6	1,477.9	345.8	523.0	1,192.3	2,511.4	6,408.0	6,593.9
Average interest rate	5.7%	4.4%	2.7%	4.6%	4.4%	4.7%	4.5%	—
Variable rate	$—	4.1	25.3	11.1	—	—	40.5	43.4
Average interest rate	—	4.9%	4.4%	3.4%	—	—	4.1%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.7	350.0	—	1.1	11.4	86.9	451.1	462.4
Average interest rate	6.2%	6.2%	—	3.3%	3.3%	3.3%	5.3%	—
Variable rate	$182.2	—	—	—	—	—	182.2	182.2
Average interest rate	3.8%	—	—	—	—	—	3.8%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$937.3	0.1	—	—	—	—	937.4	937.4
Average interest rate	3.6%	4.0%	—	—	—	—	3.6%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended November 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
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
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 24, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 24, 2018

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2017 and 2016

	2017 (1)	2016 (1)
	(Dollars in thousands)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$2,282,925	1,050,138
Restricted cash	8,740	5,977
Receivables, net	137,667	106,976
Inventories:
Finished homes and construction in progress	4,676,279	3,951,716
Land and land under development	5,791,338	5,106,191
Consolidated inventory not owned	393,273	121,019
Total inventories	10,860,890	9,178,926
Investments in unconsolidated entities	900,769	811,723
Goodwill	136,566	—
Other assets	863,404	651,028
	15,190,961	11,804,768
Lennar Financial Services	1,689,508	1,754,672
Rialto	1,153,840	1,276,210
Lennar Multifamily	710,725	526,131
Total assets	$18,745,034	15,361,781

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2017, total assets include $799.4 million related to consolidated VIEs of which $15.8 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $53.2 million in Lennar Homebuilding finished homes and construction in progress, $229.0 million in Lennar Homebuilding land and land under development, $393.3 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $11.8 million in Lennar Homebuilding other assets, $48.8 million in Rialto assets and $42.7 million in Lennar Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2017 and 2016

	2017 (2)	2016 (2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$604,953	478,546
Liabilities related to consolidated inventory not owned	380,720	110,006
Senior notes and other debts payable	6,410,003	4,575,977
Other liabilities	1,315,641	841,449
	8,711,317	6,005,978
Lennar Financial Services	1,177,814	1,318,283
Rialto	720,056	707,980
Lennar Multifamily	149,715	117,973
Total liabilities	10,758,902	8,150,214
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2017 and 2016 - 300,000,000 shares; Issued: 2017 - 205,429,942 shares; 2016 - 204,089,447 shares	20,543	20,409
Class B common stock of $0.10 par value per share; Authorized: 2017 and 2016 - 90,000,000 shares, Issued: 2017 - 37,687,505 shares; 2016 - 32,982,815 shares	3,769	3,298
Additional paid-in capital	3,142,013	2,805,349
Retained earnings	4,840,978	4,306,256
Treasury stock, at cost; 2017 - 1,473,590 shares of Class A common stock and 1,679,650 shares of Class B common stock; 2016 - 917,449 shares of Class A common stock and 1,679,620 shares of Class B common stock	(136,020)	(108,961)
Accumulated other comprehensive income (loss)	1,034	(309)
Total stockholders’ equity	7,872,317	7,026,042
Noncontrolling interests	113,815	185,525
Total equity	7,986,132	7,211,567
Total liabilities and equity	$18,745,034	15,361,781

(2)
As of November 30, 2017, total liabilities include $389.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $5.0 million is included in Lennar Homebuilding accounts payable, $380.7 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.8 million in Lennar Homebuilding other liabilities and $2.2 million in Rialto liabilities.

As of November 30, 2016, total liabilities include $126.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $3.6 million is included in Lennar Homebuilding accounts payable, $110.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $2.5 million in Lennar Homebuilding other liabilities, $10.3 million in Rialto liabilities.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$11,200,242	9,741,337	8,466,945
Lennar Financial Services	770,109	687,255	620,527
Rialto	281,243	233,966	221,923
Lennar Multifamily	394,771	287,441	164,613
Total revenues	12,646,365	10,949,999	9,474,008
Costs and expenses:
Lennar Homebuilding	9,752,269	8,399,881	7,264,839
Lennar Financial Services	614,585	523,638	492,732
Rialto	247,549	229,769	222,875
Lennar Multifamily	407,078	301,786	191,302
Corporate general and administrative	285,889	232,562	216,244
Total costs and expenses	11,307,370	9,687,636	8,387,992
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(61,708)	(49,275)	63,373
Lennar Homebuilding other income, net	22,774	52,751	6,162
Lennar Homebuilding loss due to litigation	(140,000)	—	—
Rialto equity in earnings from unconsolidated entities	25,447	18,961	22,293
Rialto other income (expense), net	(81,636)	(39,850)	12,254
Lennar Multifamily equity in earnings from unconsolidated entities	85,739	85,519	19,518
Earnings before income taxes	1,189,611	1,330,469	1,209,616
Provision for income taxes	(417,857)	(417,378)	(390,416)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	771,754	913,091	819,200
Less: Net earnings (loss) attributable to noncontrolling interests	(38,726)	1,247	16,306
Net earnings attributable to Lennar	$810,480	911,844	802,894
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	1,331	(295)	(65)
Reclassification adjustments for (gains) loss included in net earnings	12	(53)	(26)
Total other comprehensive income (loss), net of tax	$1,343	(348)	(91)
Total comprehensive income attributable to Lennar	$811,823	911,496	802,803
Total comprehensive income (loss) attributable to noncontrolling interests	$(38,726)	1,247	16,306
Basic earnings per share (1)	$3.38	4.05	3.78
Diluted earnings per share (1)	$3.38	3.86	3.39

(1)
Basic and diluted average shares outstanding and earnings per share calculations have been adjusted to reflect 4.7 million Class B shares distributed as a part of the stock dividend on November 27, 2017.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Years Ended November 30, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$20,409	18,066	17,424
Employee stock and director plans	134	124	122
Conversion of convertible senior notes to shares of Class A common stock	—	2,219	520
Balance at November 30,	20,543	20,409	18,066
Class B common stock:
Beginning balance	3,298	3,298	3,298
Stock dividends - Class B common stock	471	—	—
Balance at November 30,	3,769	3,298	3,298
Additional paid-in capital:
Beginning balance	2,805,349	2,305,560	2,239,574
Employee stock and director plans	2,086	1,487	1,451
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	35,543	45,803	21,313
Amortization of restricted stock	61,356	55,516	43,742
Conversion of convertible senior notes to shares of Class A common stock	—	396,983	(520)
Stock dividends - Class B common stock	237,679	—	—
Balance at November 30,	3,142,013	2,805,349	2,305,560
Retained earnings:
Beginning balance	4,306,256	3,429,736	2,660,034
Net earnings attributable to Lennar	810,480	911,844	802,894
Cash dividends - Class A common stock ($0.16 per share)	(32,600)	(30,315)	(28,183)
Cash dividends - Class B common stock ($0.16 per share)	(5,008)	(5,009)	(5,009)
Stock dividends - Class B common stock	(238,150)	—	—
Balance at November 30,	4,840,978	4,306,256	3,429,736
Treasury stock, at cost:
Beginning balance	(108,961)	(107,755)	(93,440)
Employee stock and directors plans	(27,059)	(1,206)	(14,315)
Balance at November 30,	(136,020)	(108,961)	(107,755)
Accumulated other comprehensive income (loss):
Beginning balance	(309)	39	130
Total other comprehensive income (loss), net of tax	1,343	(348)	(91)
Balance at November 30,	1,034	(309)	39
Total stockholders’ equity	7,872,317	7,026,042	5,648,944
Noncontrolling interests:
Beginning balance	185,525	301,128	424,282
Net earnings (loss) attributable to noncontrolling interests	(38,726)	1,247	16,306
Receipts related to noncontrolling interests	5,786	353	1,296
Payments related to noncontrolling interests	(74,372)	(127,410)	(133,374)
Non-cash distributions to noncontrolling interests	—	(5,033)	—
Non-cash consolidations (deconsolidations), net	37,292	12,478	(13,253)
Non-cash purchase or activity of noncontrolling interests	(1,690)	2,762	5,871
Balance at November 30,	113,815	185,525	301,128
Total equity	$7,986,132	7,211,567	5,950,072

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$771,754	913,091	819,200
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	66,324	50,219	43,666
Amortization of discount/premium on debt, net	11,312	14,619	19,874
Equity in earnings from unconsolidated entities	(49,478)	(55,205)	(105,184)
Distributions of earnings from unconsolidated entities	137,669	101,965	60,753
Share-based compensation expense	61,356	55,516	43,873
Excess tax benefits from share-based awards	(1,981)	(7,039)	(113)
Deferred income tax expense (benefit)	91,050	97,485	(5,637)
Loss on retirement of debt and notes payable	—	1,569	3,632
Gain on sale of operating properties and equipment	(10,339)	(14,457)	(5,945)
Unrealized and realized gains on real estate owned	(5,119)	(21,380)	(36,380)
Gain on sale of other assets (investment carried at cost)	(2,450)	—	—
Impairments of loans receivable and real estate owned	97,786	45,201	25,179
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	16,339	11,283	31,002
Changes in assets and liabilities:
Decrease in restricted cash	14,490	9,716	20,876
Decrease (increase) in receivables	253,111	(260,844)	(86,432)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(661,494)	(503,527)	(1,126,907)
Increase in other assets	(44,535)	(41,933)	(28,154)
(Increase) decrease in loans held-for-sale	(105,600)	90,093	(318,739)
Increase in accounts payable and other liabilities	356,669	21,432	225,790
Net cash provided by (used in) operating activities	996,864	507,804	(419,646)
Cash flows from investing activities:
(Increase) decrease in restricted cash related to investments or LOCs	(18,000)	—	2,030
Net additions to operating properties and equipment	(111,773)	(76,439)	(91,355)
Proceeds from the sale of operating properties and equipment	60,326	25,288	73,732
Investments in and contributions to unconsolidated entities	(430,304)	(425,761)	(314,937)
Distributions of capital from unconsolidated entities	207,327	323,190	218,996
Proceeds from sales of real estate owned	86,565	97,871	155,295
Improvements to real estate owned	(1,294)	(1,906)	(8,477)
Receipts of principal payments on loans held-for-sale	11,251	—	—
Receipts of principal payments on loans receivable and other	165,413	84,433	28,389
Purchases of loans receivable and real estate owned	(148)	(548)	(3,228)
Originations of loans receivable	(98,375)	(56,507)	(78,703)
Purchase of investment carried at cost	—	—	(18,000)
Proceeds from sale of other assets (investment carried at cost)	3,610	—	—
Purchases of commercial mortgage-backed securities bonds	(107,262)	(42,436)	(13,973)
Proceeds from sale of commercial mortgage-backed securities bonds	—	—	7,014
Acquisitions, net of cash acquired	(611,103)	(725)	—
Purchases of Lennar Homebuilding investments available-for-sale	—	—	(28,093)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	541	—
Decrease (increase) in Lennar Financial Services held-for-investment, net	(14,257)	963	(5,022)
Purchases of Lennar Financial Services investment securities	(53,558)	(37,764)	(45,687)
Proceeds from maturities/sales of Lennar Financial Services investment securities	41,765	23,963	23,626
Net cash used in investing activities	$(869,817)	(85,837)	(98,393)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net (repayments) borrowings under warehouse facilities	$(199,684)	107,465	366,290
Proceeds from senior notes	2,450,000	499,024	1,146,647
Debt issuance costs	(28,590)	(4,740)	(11,807)
Redemption of senior notes	(1,058,595)	(250,000)	(500,000)
Conversions and exchanges on convertible senior notes	—	(234,028)	(212,107)
Proceeds from Rialto notes payable	99,630	—	—
Principal payments on Rialto notes payable including structured notes	(24,964)	(39,026)	(58,923)
Proceeds from other borrowings	31,230	37,163	101,618
Proceeds from other liabilities	195,541	—	—
Principal payments on other borrowings	(139,725)	(210,968)	(258,108)
Receipts related to noncontrolling interests	5,786	353	1,296
Payments related to noncontrolling interests	(74,372)	(127,410)	(133,374)
Excess tax benefits from share-based awards	1,981	7,039	113
Common stock:
Issuances	720	19,471	9,405
Repurchases	(27,054)	(19,902)	(23,188)
Dividends	(37,608)	(35,324)	(33,192)
Net cash provided by (used in) financing activities	1,194,296	(250,883)	394,670
Net increase (decrease) in cash and cash equivalents	1,321,343	171,084	(123,369)
Cash and cash equivalents at beginning of year	1,329,529	1,158,445	1,281,814
Cash and cash equivalents at end of year	$2,650,872	1,329,529	1,158,445
Summary of cash and cash equivalents:
Lennar Homebuilding	$2,282,925	1,050,138	893,408
Rialto	241,861	148,827	150,219
Lennar Financial Services	117,410	123,964	106,777
Lennar Multifamily	8,676	6,600	8,041
	$2,650,872	1,329,529	1,158,445
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$89,485	66,570	87,132
Cash paid for income taxes, net	$199,557	374,731	336,796

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$279,323	101,504	66,819
Net non-cash contributions to unconsolidated entities	$62,618	107,935	205,327
Conversion of convertible senior notes to equity	$—	399,206	—
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	—	28,093
Inventory acquired in partner buyout	$—	—	64,440
Non-cash sale of operating properties and equipment	$—	—	(59,397)
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$1,140	8,476	17,248
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$48,656	111,347	—
Operating properties and equipment and other assets	$(1,716)	—	(17,421)
Investments in unconsolidated entities	$(9,692)	(2,445)	2,948
Liabilities related to consolidated inventory not owned	$—	(96,424)	—
Other liabilities	$44	—	1,220
Noncontrolling interests	$(37,292)	(12,478)	13,253

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $47.0 million, $40.9 million and $47.9 million for the years ended November 30, 2017, 2016 and 2015, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2017 and 2016 included $569.8 million and $460.5 million, respectively, of cash held in escrow for approximately 3 days.
Restricted Cash
Lennar Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Rialto restricted cash primarily consisted of cash set aside for future investments on behalf of a real estate investment trust that Rialto is a sub-advisor to. It also included upfront deposits and application fees Rialto Mortgage Finance ("RMF") receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 761 and 693 active communities, excluding unconsolidated entities, as of November 30, 2017 and 2016, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
As of November 30, 2017, the Company reviewed its communities for potential indicators of impairments and identified ten homebuilding communities with 630 homesites and a carrying value of $100.4 million as having potential indicators of impairment. For the year ended November 30, 2017, the Company recorded valuation adjustments of $7.9 million on 473 homesites in seven communities with a carrying value of $13.9 million.
As of November 30, 2016, the Company reviewed its communities for potential indicators of impairments and identified 11 homebuilding communities with 663 homesites and a carrying value of $180.9 million as having potential indicators of impairment. For the year ended November 30, 2016, the Company recorded no valuation adjustments.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2017 and 2016:

	Years ended November 30,
	2017			2016
Unobservable inputs	Range			Range
Average selling price	$125,000	-	$567,000	$158,000	-	$1,300,000
Absorption rate per quarter (homes)	4	-	10	3	-	16
Discount rate	20%			12%	-	20%
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
At November 30, 2017 and 2016, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $52.3 million and $42.0 million, respectively, which consist mainly of corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within five years. Also, at November 30, 2017 and 2016, the Lennar Financial Services segment had available-for-sale securities totaling $57.4 million and $53.6 million, respectively, which consist primarily of preferred stock and mutual funds. These investments available-for-sale are carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss).
In addition, at November 30, 2017 and 2016, the Rialto segment had investment securities classified as held-to-maturity totaling $179.7 million and $71.3 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities ("CMBS").
At both November 30, 2017 and 2016, the Company had no investment securities classified as trading.
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
During the years ended November 30, 2017, 2016 and 2015, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $290.3 million, $281.4 million and $288.5 million, respectively; interest capitalized into inventories was $283.2 million, $276.8 million and $276.1 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Interest expense in costs of homes sold	$260,650	235,148	205,200
Interest expense in costs of land sold	9,995	5,287	2,493
Other interest expense (1)	7,164	4,626	12,454
Total interest expense	$277,809	245,061	220,147

(1)	Included in Lennar Homebuilding other income, net.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2017 and 2016, the Company's net deferred tax assets included a valuation allowance of $6.4 million and $5.8 million, respectively. See Note 11 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2017 and 2016, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	November 30,
(In thousands)	2017	2016
Warranty reserve, beginning of year	$135,403	130,853
Warranties issued	109,359	96,934
Adjustments to pre-existing warranties from changes in estimates (1)	16,027	2,079
Warranties assumed related to the WCI acquisition	6,345	—
Payments	(102,515)	(94,463)
Warranty reserve, end of year	$164,619	135,403

(1)
The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2017 and 2016 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2017 and 2016 was $90.2 million and $87.6 million of which $57.7 million and $57.4 million, respectively, was included in Lennar Financial Services’ other liabilities as of November 30, 2017 and 2016. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services' other assets as of November 30, 2017 and 2016. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	November 30,
(In thousands)	2017	2016
Loan origination liabilities, beginning of year	$24,905	19,492
Provision for losses	3,861	4,627
Adjustments to pre-existing provisions for losses from changes in estimates	(4,440)	1,224
Payments/settlements	(1,783)	(438)
Loan origination liabilities, end of year	$22,543	24,905
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Rialto Mortgage Finance - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for RMF's loans held-for-sale in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Rialto revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Rialto revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished. In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale. As of January 11, 2018, (1) the FDIC can, at its discretion, sell any remaining assets, or (2) Rialto has the option to purchase the FDIC's interest in the portfolios. As of January 19, 2018, there were only four assets with a carrying value totaling $0.3 million which were not under contract to sell.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Consolidations of Variable Interest Entities
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs"), in partnership with the FDIC. The Company determined that each of the LLCs met the definition of a VIE and that the Company was the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, ("ASC 810-10-65-2"), the Company identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consisted primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans. At November 30, 2017, these consolidated LLCs had total combined assets and liabilities of $48.8 million and $2.2 million, respectively. At November 30, 2016, these consolidated LLCs had total combined assets and liabilities of $213.8 million and $10.3 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Voting Interest Entities
Rialto Real Estate Fund, LP ("Fund I"), Rialto Real Estate Fund II, LP ("Fund II"), Rialto Real Estate Fund III ("Fund III"), Rialto Mezzanine Partners Fund, LP ("Mezzanine Fund") and the Rialto Credit Partnership, LP ("RCP") are unconsolidated entities and are accounted for under the equity method of accounting. They were determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP's assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations, the Company’s share of which is recorded in the Rialto equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that Fund I, Fund II, Fund III, Mezzanine Fund, and the RCP are not variable interest entities but rather voting interest entities due to the following factors:

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently planning to adopt the modified retrospective method and is continuing to evaluate the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning December 1, 2020. Early adoption is permitted for interim or annual goodwill impairment

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on the Company's consolidated financial statements.
Reclassifications/Revisions
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2017 presentation. These reclassifications had no impact on the Company's consolidated financial statements.

2. Business Acquisition
On October 29, 2017, the Company and a wholly-owned subsidiary of the Company (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with CalAtlantic Group, Inc. (" CalAtlantic"), a Delaware corporation. Subject to the terms and conditions of the Merger Agreement, CalAtlantic will be merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”). CalAtlantic builds homes in over 43 metropolitan statistical areas spanning 19 states. CalAtlantic also provides mortgage, title and escrow services.
Under the terms of the Merger Agreement, CalAtlantic’s stockholders will receive 0.885 shares of the Company’s Class A common stock and 0.0177 shares of the Company's Class B common stock for each share of CalAtlantic’s common stock. However, the Company will pay $48.26 per share in cash for 24,083,091 of the shares of CalAtlantic common stock (the "Cash Election Option") in lieu of receiving the Company’s Class A and Class B common stock, which will total approximately $1.16 billion. The Cash Election Option will be subject to proration to the extent they exceed the maximum cash amount. No fractional shares of the Company’s Class A or Class B common stock will be issued in the Merger. Any holder of CalAtlantic’s common stock who would be entitled to receive a fraction of a share of the Company’s Class A or Class B common stock will instead receive cash equal to the market value of a share of such Class A common stock (based on the last sale price reported on the New York Stock Exchange on the last trading day before the closing date). On a pro forma basis, CalAtlantic stockholders are expected to own approximately 26% of the combined company. The transaction is expected to close in February 2018.
On February 10, 2017, the Company acquired WCI Communities, Inc. ("WCI") a homebuilder of luxury single and multifamily homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI stockholders received 642.6 million in cash. The cash consideration was funded primarily from working capital and from proceeds from the issuance of 4.125% senior notes due 2022 (see Note 7).
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The following table summarizes the provisional purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition, which are subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805. The purchase price allocation of WCI is provisional pending completion of the fair value analysis of acquired assets and liabilities assumed:

(In thousands)
Assets:
Cash and cash equivalents, restricted cash and receivables, net	$42,079
Inventories	613,495
Intangible assets (1)	59,283
Goodwill (2)	156,566
Deferred tax assets, net	88,147
Other assets	66,173
Total assets	1,025,743
Liabilities:
Accounts payable	26,735
Senior notes and other debts payable	282,793
Other liabilities	73,593
Total liabilities	383,121
Total purchase price	$642,622

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Intangible assets include non-compete agreements and a trade name. The amortization period for these intangible assets was six months for the non-compete agreements and 20 years for the trade name.

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

For the year ended November 30, 2017, Lennar Homebuilding revenues included $494.7 million of home sales revenues from WCI and earnings before income taxes included $51.7 million of pre-tax earnings from WCI since the date of acquisition, which included transaction-related expenses of $28.1 million comprised mainly of severance costs, general and administrative expenses, and amortization expense related to non-compete agreements and trade name since the date of acquisition. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended November 30, 2017. The pro forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

3. Operating and Reporting Segments
As of and for the year ended November 30, 2017, the Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

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
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1) Florida includes information related to WCI from the date of acquisition (February 10, 2017) to November 30, 2017.
Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. It also includes a real estate brokerage business acquired as part of the WCI transaction. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services and commissions on realty estate brokerage, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, perform diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings consist of revenues generated primarily from gains from securitization transactions and interest income from the RMF business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net, and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from land sales, revenue from construction activities and management fees generated from joint ventures, and equity in earnings from unconsolidated entities, less the cost of land sold, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1—"Summary of Significant Accounting Policies" to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2017	2016	2015
Assets:
Homebuilding East (1)	$4,754,581	3,512,990	3,140,604
Homebuilding Central	2,037,905	1,993,403	1,902,581
Homebuilding West	5,165,218	4,318,924	4,157,616
Homebuilding Other	960,541	907,523	858,000
Lennar Financial Services	1,689,508	1,754,672	1,425,837
Rialto	1,153,840	1,276,210	1,505,500
Lennar Multifamily	710,725	526,131	415,352
Corporate and unallocated	2,272,716	1,071,928	1,014,019
Total assets	$18,745,034	15,361,781	14,419,509
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$68,670	62,900	40,573
Homebuilding Central	25,220	36,031	35,925
Homebuilding West	791,995	696,471	649,170
Homebuilding Other	14,884	16,321	15,883
Total Lennar Homebuilding investments in unconsolidated entities	$900,769	811,723	741,551
Rialto investments in unconsolidated entities	$265,418	245,741	224,869
Lennar Multifamily investments in unconsolidated entities	$407,544	318,559	250,876
Lennar Homebuilding goodwill (2)	$136,566	—	—
Lennar Financial Services goodwill (2)	$59,838	39,838	38,854
Rialto goodwill	$5,396	5,396	5,396

(1)	Homebuilding East segment includes the provisional fair values of homebuilding assets acquired as part of the WCI acquisition.

(2)
In connection with the WCI acquisition, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment. These amounts are provisional pending completion of the fair value analysis of acquired assets and liabilities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues:
Homebuilding East	$4,612,565	3,941,336	3,563,678
Homebuilding Central	2,509,292	2,283,579	1,944,312
Homebuilding West	3,197,174	2,757,658	2,365,519
Homebuilding Other	881,211	758,764	593,436
Lennar Financial Services	770,109	687,255	620,527
Rialto	281,243	233,966	221,923
Lennar Multifamily	394,771	287,441	164,613
Total revenues (1)	$12,646,365	10,949,999	9,474,008
Operating earnings (loss):
Homebuilding East (2)	$483,684	617,175	580,863
Homebuilding Central	269,462	245,975	208,698
Homebuilding West (3)	403,935	396,346	435,818
Homebuilding Other	111,958	85,436	46,262
Lennar Financial Services	155,524	163,617	127,795
Rialto (4)	(22,495)	(16,692)	33,595
Lennar Multifamily (5)	73,432	71,174	(7,171)
Total operating earnings	1,475,500	1,563,031	1,425,860
Corporate general and administrative expenses	285,889	232,562	216,244
Earnings before income taxes	$1,189,611	1,330,469	1,209,616

(1)
Total revenues were net of sales incentives of $665.7 million ($22,700 per home delivered) for the year ended November 30, 2017, $596.3 million ($22,500 per home delivered) for the year ended November 30, 2016 and $518.1 million ($21,400 per home delivered) for the year ended November 30, 2015.

(2)	Homebuilding East operating earnings for the year ended November 30, 2017 included a $140 million loss due to litigation (see Note 17).

(3)
For the years ended November 30, 2017 and 2016, Homebuilding West's operating earnings included an equity in loss from unconsolidated entities of $55.2 million and $49.7 million, respectively, refer to the following table for additional details.

(4)
For the year ended November 30, 2017, Rialto's operating loss included $96.2 million of gross REO and loan impairments ($44.7 million net of noncontrolling interests) as Rialto liquidated most of the remaining assets of the FDIC portfolio. For the year ended November 30, 2016, Rialto's operating loss included a $16.0 million write-off of uncollectible receivables related to a hospital, which was acquired through the resolution of one of Rialto's loans from a 2010 portfolio.

(5)
For the years ended November 30, 2017, 2016 and 2015, Lennar Multifamily's operating earnings included $85.7 million, $85.5 million and $19.5 million of equity in earnings from unconsolidated entities primarily as a result of $96.7 million, $91.0 million and $22.2 million, respectively, share of gains from the sale of seven, seven and two operating properties, respectively, by its unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2017	2016	2015
Lennar Homebuilding interest expense:
Homebuilding East	$100,288	92,541	94,425
Homebuilding Central	55,212	48,879	41,280
Homebuilding West	103,100	87,293	70,397
Homebuilding Other	19,209	16,348	14,045
Total Lennar Homebuilding interest expense	$277,809	245,061	220,147
Lennar Financial Services interest income, net	$13,331	12,388	13,547
Rialto interest expense	$42,004	40,303	43,127
Depreciation and amortization:
Homebuilding East	$19,922	18,713	16,877
Homebuilding Central	11,007	10,328	9,881
Homebuilding West	22,741	19,437	17,683
Homebuilding Other	4,772	4,562	4,477
Lennar Financial Services	9,992	7,667	6,100
Rialto	5,194	7,590	7,758
Lennar Multifamily	2,910	2,472	1,110
Corporate and unallocated	51,142	34,966	23,522
Total depreciation and amortization	$127,680	105,735	87,408
Net additions to (disposals of) operating properties and equipment:
Homebuilding East	$2	(10,379)	316
Homebuilding Central	(48)	2,385	(18)
Homebuilding West (1)	13,912	24,438	(11,482)
Homebuilding Other (2)	29,927	26,727	(72,472)
Lennar Financial Services	11,185	6,218	3,306
Rialto	4,115	1,908	9,382
Lennar Multifamily	12,657	1,666	2,147
Corporate and unallocated	40,023	12,645	27,466
Total net additions (disposals of) operating properties and equipment	$111,773	65,608	(41,355)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$1,413	(230)	118
Homebuilding Central	(7,447)	401	75
Homebuilding West (3)	(55,181)	(49,731)	62,960
Homebuilding Other	(493)	285	220
Total Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(61,708)	(49,275)	63,373
Rialto equity in earnings from unconsolidated entities	$25,447	18,961	22,293
Lennar Multifamily equity in earnings from unconsolidated entities	$85,739	85,519	19,518

(1)
For the year ended November 30, 2017, net disposals of operating properties and equipment included the sale of an operating property with a basis of $47.0 million. For the year ended November 30, 2015, net disposals of operating properties and equipment included the sale of an operating property with a basis of $59.4 million.

(2)	For the year ended November 30, 2015, net disposals of operating properties and equipment included the sale of an operating property with a basis of $73.3 million.

(3)
For the year ended November 30, 2017, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments, partially offset by profits from land sales. For the year ended November 30, 2016, equity in loss included the Company's share of costs associated with the FivePoint combination (described in Note 5) and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million, partially offset by $12.7 million of equity in earnings primarily due to sales of homesites to third parties by one of the Company's unconsolidated entities. For the year ended November 30, 2015, equity in earnings included $82.8 million of equity in earnings from one of the Company's unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2017	2016
Accounts receivable	$59,733	67,296
Mortgage and notes receivable	80,602	39,788
	140,335	107,084
Allowance for doubtful accounts	(2,668)	(108)
	$137,667	106,976
At November 30, 2017 and 2016, Lennar Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

5. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$471,899	439,874	1,309,517
Costs and expenses	616,217	578,831	969,509
Other income	23,253	—	49,343
Net earnings (loss) of unconsolidated entities	$(121,065)	(138,957)	389,351
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(61,708)	(49,275)	63,373
For the year ended November 30, 2017, one of the Company’s unconsolidated entities had equity in earnings of $11.9 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, the Company entered into an option contract to purchase all 475 homesites from the land bank. Due to the Company’s continuing involvement with respect to the homesites sold from the investee entity, the Company deferred all of its equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $4.9 million.
For the year ended November 30, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of net operating losses from the Company's unconsolidated entities which were primarily driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by the profits from land sales.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$953,261	221,334
Inventories	3,751,525	3,889,795
Other assets	1,061,507	1,334,116
	$5,766,293	5,445,245
Liabilities and equity:
Accounts payable and other liabilities	$832,151	791,245
Debt (1)	737,331	888,664
Equity	4,196,811	3,765,336
	$5,766,293	5,445,245

(1)	Debt presented above is net of debt issuance costs of $5.7 million and $4.2 million, as of November 30, 2017 and 2016, respectively.
In May 2016, the Company contributed, or obtained the right to contribute, its investment in three strategic joint ventures previously managed by FivePoint Communities in exchange for an investment in a FivePoint entity. The fair values of the assets contributed to this FivePoint entity are included within the unconsolidated entities summarized condensed balance sheet presented above. A portion of the assets of one of the three strategic joint ventures transferred to a new unconsolidated entity was retained by Lennar and its venture partner. The transactions did not have a material impact to the Company’s financial position or cash flows for the year ended November 30, 2016. For the year ended November 30, 2016, the Company recorded $42.6 million of its share of combination costs and operational net losses associated with FivePoint in equity in loss from unconsolidated entities on the consolidated statement of operations.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested an additional $100 million in FivePoint in a private placement. As of November 30, 2017, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment is $359.2 million.
As of November 30, 2017 and 2016, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $900.8 million and $811.7 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2017 and 2016 was $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. The Company's recorded investments in Lennar Homebuilding unconsolidated entities included $33.3 million of assets held-for-sale.
During the year ended November 30, 2015, one of the Company's unconsolidated entities sold approximately 800 homesites to a joint venture, in which the Company has a 50% investment, for $472 million of which $320 million was financed through a non-recourse note. This transaction resulted in $157.4 million of gross profit, of which the Company's portion was deferred.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and the Company receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2017, 2016 and 2015, the Company received management fees and reimbursement of expenses, net of deferrals, from Lennar Homebuilding unconsolidated entities totaling $4.4 million, $13.2 million and $31.3 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2017, 2016 and 2015, $226.2 million, $130.4 million and $177.6 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
The Lennar Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2017	2016
Non-recourse bank debt and other debt (partner’s share of several recourse)	$64,197	48,945
Non-recourse land seller debt and other debt (1)	1,997	323,995
Non-recourse debt with completion guarantees	255,903	147,100
Non-recourse debt without completion guarantees	351,800	320,372
Non-recourse debt to the Company	673,897	840,412
The Company’s maximum recourse exposure (2)	69,181	52,438
Debt issuance costs	(5,747)	(4,186)
Total debt	$737,331	888,664
The Company’s maximum recourse exposure as a % of total JV debt	9%	6%

(1)
Non-recourse land seller debt and other debt as of November 30, 2016, included a $320 million non-recourse note related to a transaction between one of the Company's unconsolidated entities and another unconsolidated joint venture, which was settled in December 2016.

(2)
As of November 30, 2017 and 2016, the Company's maximum recourse exposure was primarily related to the Company providing a repayment guarantee on three unconsolidated entities' debt and two unconsolidated entities' debt, respectively.

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
As of both November 30, 2017 and 2016, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2017, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 7).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Lennar Homebuilding Operating Properties and Equipment
Operating properties and equipment are included in Lennar Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2017	2016
Operating properties (1)	$188,073	151,461
Leasehold improvements	52,185	40,513
Furniture, fixtures and equipment	79,082	68,579
	319,340	260,553
Accumulated depreciation and amortization	(104,272)	(86,939)
	$215,068	173,614

(1)
Operating properties primarily include rental operations and commercial properties. During the year ended November 30, 2017, the Company acquired an operating property with an allocated fair value of $34.0 million as part of the WCI acquisition and sold an operating property with a basis of $47.0 million.

7. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2017	2016
6.95% senior notes due 2018	$249,342	248,474
4.125% senior notes due December 2018	274,459	273,889
4.500% senior notes due 2019	498,793	498,002
4.50% senior notes due 2019	598,325	597,474
2.95% senior notes due 2020	298,305	—
4.750% senior notes due 2021	497,329	496,547
4.125% senior notes due 2022	595,904	—
4.750% senior notes due 2022	569,484	568,404
4.875% senior notes due December 2023	394,964	394,170
4.500% senior notes due 2024	645,353	—
4.750% senior notes due 2025	496,671	496,226
4.75% senior notes due 2027	892,657	—
4.75% senior notes due December 2017	—	398,479
12.25% senior notes due 2017	—	398,232
Mortgage notes on land and other debt	398,417	206,080
	$6,410,003	4,575,977
The carrying amounts of the senior notes listed above are net of debt issuance costs of $33.5 million and $22.1 million, as of November 30, 2017 and 2016, respectively.
In May 2017, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $1.8 billion to $2.0 billion and extended the maturity on $1.4 billion of the Credit Facility from June 2020 to June 2022, with $160 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of November 30, 2017, the Credit Facility included a $403 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2017 and 2016, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2017. In addition, the Company had $330 million in letter of credit facilities with different financial institutions at November 30, 2017.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s performance letters of credit outstanding were $384.4 million and $270.8 million at November 30, 2017 and 2016, respectively. The Company’s financial letters of credit outstanding were $127.4 million and $210.3 million at November 30, 2017 and 2016, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2017, the Company had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2017, there were approximately $570.4 million, or 44%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior notes outstanding at November 30, 2017 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.95% senior notes due 2018	$250,000	243,900	98.929%	May 2010
4.125% senior notes due December 2018	275,000	271,718	99.998%	February 2013
4.500% senior notes due 2019	500,000	495,725	(3)	February 2014
4.50% senior notes due 2019	600,000	595,801	(4)	November 2014, February 2015
2.95% senior notes due 2020	300,000	298,800	100%	November 2017
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
4.750% senior notes due 2022	575,000	567,585	(5)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
4.75% senior notes due 2027	900,000	894,650	100%	November 2017

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

In November 2017, the Company redeemed the $400 million principal amount of its 4.75% Senior Notes due 2017. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued interest.

In November 2017, the Company issued $300 million aggregate principal amount of 2.95% Senior Notes due 2020 (the “2.95% Senior Notes”) and $900 million aggregate principal amount of its 4.750% Senior Notes due 2027 (the “4.750% Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and certain expenses, were $1.19 billion. The Company intends to use the net proceeds of this offering to fund a portion of the Cash Election Option payable by the Company in connection with the CalAtlantic merger (the “Merger”), to pay expenses related to the Merger and for general corporate purposes. Interest on the 2.95% Senior Notes and 4.750% Senior Notes is due semi-annually beginning May 29, 2018. The 2.95% Senior Notes and 4.750% Senior Note are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
In August 2017, the Company redeemed the $250 million principal amount of the 6.875% senior notes due 2021 (the "6.875% Senior Notes") that we assumed as a result of the acquisition of WCI in February 2017. The redemption price, which

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was paid in cash, was 103.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. There was no gain or loss recorded on redemption of the 6.875% senior notes as it had been recorded at fair value on the acquisition date.
In April 2017, the Company issued $650 million aggregate principal amount of 4.50% senior notes due 2024 (the "4.50% Senior Notes") at a price of 100%. Proceeds from the offering, after payment of expenses, were $644.8 million. The Company used the net proceeds from the sales of the 4.500% Senior Notes for (1) the retirement of its 12.25% senior notes due 2017 for 100% of the $400 million outstanding principal amount, plus accrued and unpaid interest and (2) the redemption of its 6.875% senior notes due 2021 for 103.438% of the $250 million outstanding principal amount plus accrued but unpaid interest up to, but not including, the redemption date. Interest on the 4.50% Senior Notes is due semi-annually beginning October 30, 2017. The 4.50% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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
At November 30, 2017, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 7.5% with an average interest rate of 3.1%. At November 30, 2017 and 2016, the carrying amount of the mortgage notes on land and other debt was $398.4 million and $206.1 million, respectively. During the years ended November 30, 2017 and 2016, the Company retired $139.7 million and $211.0 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2017 and thereafter are as follows:

(In thousands)	Debt Maturities
2018	$357,655
2019	1,481,943
2020	371,104
2021	534,095
2022	1,192,260
Thereafter	2,511,447
The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$117,410	123,964
Restricted cash	12,006	17,053
Receivables, net (1)	313,252	409,528
Loans held-for-sale (2)	937,516	939,405
Loans held-for-investment, net	44,193	30,004
Investments held-to-maturity	52,327	41,991
Investments available-for-sale (3)	57,439	53,570
Goodwill (4)	59,838	39,838
Other (5)	95,527	99,319
	$1,689,508	1,754,672
Liabilities:
Notes and other debts payable	$937,431	1,077,228
Other (6)	240,383	241,055
	$1,177,814	1,318,283

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2017 and 2016, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)
As of November 30, 2017, goodwill included $20 million related to the WCI acquisition. The amount provided herein is provisional, pending completion of the fair value analysis of WCI's acquired assets and liabilities assumed.

(5)
As of November 30, 2017 and 2016, other assets included mortgage loan commitments carried at fair value of $9.9 million and $7.4 million, respectively, and mortgage servicing rights carried at fair value of $31.2 million and $23.9 million, respectively. In addition, other assets also included forward contracts carried at fair value of $1.7 million and $26.5 million as of November 30, 2017 and November 30, 2016, respectively.

(6)
As of November 30, 2017 and 2016, other liabilities included $57.7 million and $57.4 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation.

At November 30, 2017, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2017 (1) (2)	$400,000
364-day warehouse repurchase facility that matures March 2018 (3)	150,000
364-day warehouse repurchase facility that matures June 2018	600,000
364-day warehouse repurchase facility that matures September 2018	300,000
Total	$1,450,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity was extended to December 2018.

(3)	Maximum aggregate commitment includes an uncommitted amount of $75 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $937.2 million and $1.1 billion at November 30, 2017 and 2016, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $974.1 million and $1.1 billion at November 30, 2017 and 2016, respectively. The combined effective interest rate on the facilities at November 30, 2017 was 3.6%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

9. Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$241,861	148,827
Restricted cash	22,466	9,935
Receivables, net (1)	—	204,518
Loans held-for-sale (2)	236,018	126,947
Loans receivable, net	1,933	111,608
Real estate owned, net	86,047	243,703
Investments in unconsolidated entities	265,418	245,741
Investments held-to-maturity	179,659	71,260
Other	120,438	113,671
	$1,153,840	1,276,210
Liabilities:
Notes and other debts payable (3)	$625,081	622,335
Other	94,975	85,645
	$720,056	707,980

(1)	Receivables, net primarily related to loans sold but not settled as of November 30, 2016.

(2)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value and loans in the FDIC Portfolios carried at lower of cost or market.

(3)
As of November 30, 2017 and 2016, notes and other debts payable primarily included $349.4 million and $348.7 million, respectively, related to Rialto's 7.00% senior notes due 2018 (the "7.00% Senior Notes"), and $162.1 million and $223.5 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the year ended November 30, 2017, RMF originated loans with a total principal balance of $1.7 billion of which $1.6 billion were recorded as loans held-for-sale and $98.4 million were recorded as accrual loans within loans receivable, net, and sold $1.5 billion of loans into 12 separate securitizations. During the year ended November 30, 2016, RMF originated loans with a principal balance of $1.8 billion of which $1.7 billion were recorded as loans held-for-sale and $81.2 million were recorded as accrual loans within loans receivable, net, and sold $1.9 billion of loans into 11 separate securitizations. As of November 30, 2017, there were no unsettled transactions. As of November 30, 2016, originated loans with an unpaid principal balance of $199.8 million were sold into a securitization trust but not settled and thus were included as receivables, net.
FDIC Portfolios
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC Portfolios. The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs' performance through Rialto's management and servicer contracts.
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale. As of January 11, 2018, (1) the FDIC can, at its discretion, sell any remaining assets, or (2) Rialto has the option to purchase the FDIC's interest in the portfolios. As

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of January 19, 2018, there were only four assets with a carrying value totaling $0.3 million which were not under contract to sell.
At November 30, 2017, Rialto warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
Warehouse repurchase facility that matures December 2017 (1)	$200,000
364-day warehouse repurchase facility that matures January 2018 (2)	250,000
364-day warehouse repurchase facility that matures October 2018	400,000
364-day warehouse repurchase facility that matures November 2018 (one year extension)	200,000
Total - Loans origination and securitization business (RMF)	$1,050,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (3)	100,000
Totals	$1,150,000

(1)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity date was extended to December 2019.

(2)	Subsequent to November 30, 2017, the warehouse repurchase facility maturity date was extended to December 2018 and maximum aggregate commitment of the facility was reduced to $200 million.

(3)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of November 30, 2017. Borrowings under this facility were $43.3 million as of November 30, 2016.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $162.1 million and $180.2 million as of November 30, 2017 and 2016, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					November 30, 2017	November 30, 2017	November 30, 2016
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$41,860	58,116
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	86,904	96,192
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	19,189	23,643
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	54,018	50,519
Rialto Real Estate Fund III	2015	1,887,000	569,482	140,000	40,104	41,223	9,093
Rialto Credit Partnership, LP	2016	220,000	159,886	19,999	14,534	13,288	5,794
Other investments						8,936	2,384
						$265,418	245,741

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended November 30, 2017, 2016 and 2015, Rialto received $7.3 million, $10.1 million and $20.0 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, during the year ended November 30, 2017, Rialto received $36.8 million of distributions with regard to its carried interest in its real estate funds. Rialto Real Estate Fund, LP. These incentive income distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$95,552	230,229
Loans receivable	538,317	406,812
Real estate owned	348,601	439,191
Investment securities	1,849,795	1,379,155
Investments in partnerships	393,874	398,535
Other assets	42,949	29,036
	$3,269,088	2,882,958
Liabilities and equity:
Accounts payable and other liabilities	$48,374	36,131
Notes payable (1)	576,810	532,264
Equity	2,643,904	2,314,563
	$3,269,088	2,882,958

(1)	Notes payable are net of debt issuance costs of $3.1 million and $2.9 million, as of November 30, 2017 and 2016, respectively.
Statements of Operations

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$238,981	200,346	170,921
Costs and expenses	104,343	96,343	97,162
Other income, net (1)	109,927	49,342	144,941
Net earnings of unconsolidated entities	$244,565	153,345	218,700
Rialto equity in earnings from unconsolidated entities	$25,447	18,961	22,293

(1)	Other income, net included realized and unrealized gains (losses) on investments.
Investments held-to-maturity
At November 30, 2017 and 2016, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $179.7 million and $71.3 million, respectively. These securities were purchased at discount rates ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and October 2027, and stated maturity dates between November 2043 and March 2059. During 2017, Rialto purchased a 5% vertical strip in three separate CMBS transactions. A vertical interest is an equal interest in each class of securities issued in the securitization (e.g., 5.0% of each class) or a single vertical security entitling the holder to a specific percentage of the amounts paid on each class of those securities. As part of the Dodd-Frank Wall Street Reform and Protection Act that came into effect in December

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2016, originators that contribute loans to a CMBS trust are required to satisfy risk retention rules. Some risk retention rules permit the retention of risk by third parties, and the risk may be held by purchasing vertical, horizontal or other combined strips in a securitization.
The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during any of the years ended November 30, 2017, 2016 and 2015. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

10. Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$8,676	6,600
Receivables (1)	69,678	58,929
Land under development	208,618	139,713
Investments in unconsolidated entities	407,544	318,559
Other assets	16,209	2,330
	$710,725	526,131
Liabilities:
Accounts payable and other liabilities	$149,715	117,973
	$149,715	117,973

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities as of November 30, 2017 and 2016.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2017 and 2016, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2017 and 2016, the Lennar Multifamily segment had $4.7 million and $32.0 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 7 related to the Company's performance and financial letters of credit. As of November 30, 2017 and 2016, the Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $896.7 million and $589.4 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2017, 2016 and 2015, the Lennar Multifamily segment received fee income, net of deferrals, from its unconsolidated entities of $53.8 million, $38.5 million and $27.2 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. During the years ended November 30, 2017, 2016 and 2015, the Lennar Multifamily segment provided general contractor services, net of deferrals, totaling $341.0 million, $237.1 million and $142.7 million, respectively, which were offset by costs related to those services of $330.4 million, $228.6 million and $138.6 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the year ended November 30, 2017, $586.4 million in equity commitments were called, of which the Company contributed its portion of $134.9 million. During the year ended November 30, 2017, the Company received $26.8 million distributions as a return of capital from the Venture. As of November 30, 2017, $1.5 billion of the $2.2 billion in equity commitments had been called, of which the Company has contributed $350.7 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $153.3 million. As of November 30, 2017 and 2016, the carrying value of the Company's investment in the Venture was $323.8 million and $198.2 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$37,073	43,658
Operating properties and equipment	2,952,070	2,210,627
Other assets	36,772	33,703
	$3,025,915	2,287,988
Liabilities and equity:
Accounts payable and other liabilities	$212,123	196,617
Notes payable (1)	879,047	577,085
Equity	1,934,745	1,514,286
	$3,025,915	2,287,988

(1)	Notes payable are net of debt issuance costs of $17.6 million and $12.3 million, as of November 30, 2017 and 2016, respectively.
Statements of Operations

	Years Ended November 30,
(In thousands)	2017	2016	2015
Revenues	$67,578	45,287	16,309
Costs and expenses	108,610	68,976	27,190
Other income, net	207,793	191,385	43,340
Net earnings of unconsolidated entities	$166,761	167,696	32,459
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$85,739	85,519	19,518

(1)
During the year ended November 30, 2017, 2016 and 2015, the Lennar Multifamily segment sold seven, seven and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $96.7 million, $91.0 million and $22.2 million share of gains, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Current:
Federal	$(309,235)	(300,116)	(343,635)
State	(17,572)	(19,777)	(52,420)
	$(326,807)	(319,893)	(396,055)
Deferred:
Federal	$(40,641)	(43,775)	12,872
State	(50,409)	(53,710)	(7,233)
	(91,050)	(97,485)	5,639
	$(417,857)	(417,378)	(390,416)
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2017	2016	2015
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.29	3.21	3.22
Domestic production activities deduction	(2.77)	(2.78)	(3.01)
Tax reserves and interest expense	0.27	(0.89)	2.64
Deferred tax asset valuation allowance	0.17	(0.01)	(0.09)
State net operating loss adjustment (1)	—	—	(3.00)
Tax credits	(2.03)	(3.46)	(1.92)
Other	0.09	0.33	(0.12)
Effective rate	34.02%	31.40%	32.72%

(1)	During the year ended November 30, 2015, the Company recorded a benefit for additional state net operating loss carryforwards as a result of the conclusion of a state tax examination.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2017	2016
Deferred tax assets:
Inventory valuation adjustments	$54,511	56,733
Reserves and accruals	164,868	198,270
Net operating loss carryforwards	100,338	92,362
Rialto investments in partnerships	15,705	11,352
Capitalized expenses	197,204	106,270
Investments in unconsolidated entities	38,627	42,796
Other assets	68,857	57,890
Total deferred tax assets	640,110	565,673
Valuation allowance	(6,423)	(5,773)
Total deferred tax assets after valuation allowance	633,687	559,900
Deferred tax liabilities:
Capitalized expenses	79,440	30,632
Deferred income	244,969	226,195
Other	11,583	25,675
Total deferred tax liabilities	335,992	282,502
Net deferred tax assets	$297,695	277,398
The detail of the Company's net deferred tax assets were as follows:

	November 30,
(In thousands)	2017	2016
Net deferred tax assets (liabilities): (1)
Lennar Homebuilding	$279,900	249,714
Rialto	21,944	26,547
Lennar Financial Services	(1,176)	5,919
Lennar Multifamily	(2,973)	(4,782)
Net deferred tax assets	$297,695	277,398

(1)	Net deferred tax assets and net deferred tax liabilities detailed above are included within other assets and other liabilities in the respective segments.
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
As of November 30, 2017 and 2016, the net deferred tax assets included a valuation allowance of $6.4 million and $5.8 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. During the year ended November 30, 2016, the Company reversed $0.2 million, of valuation allowance primarily due to the utilization of state net operating losses. During the year ended November 30, 2017, the Company increased its valuation allowance against deferred tax assets relating to state net operating losses by $0.7 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2017 and 2016, the Company had federal tax effected NOL carryforwards totaling $34.1 million and $1.8 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At November 30, 2017 and 2016, the Company had state tax effected NOL carryforwards totaling $66.2 million and $90.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2018 and 2036.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Gross unrecognized tax benefits, beginning of year	$12,285	12,285	7,257
Increase due to tax positions taken during prior period (1)	—	—	5,028
Gross unrecognized tax benefits, end of year	$12,285	12,285	12,285

(1)	Increased the Company's effective tax rate for the year ended November 30, 2015 from 32.30% to 32.72% due to state audits.
If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2017, $8.0 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2017	2016
Accrued interest and penalties, beginning of the year	$45,973	65,145
Accrual of interest and penalties (primarily related to federal and state audits)	4,184	3,251
Reduction of interest and penalties (1)	(434)	(22,423)
Accrued interest and penalties, end of the year	$49,723	45,973

(1)	The Company's accrual for interest and penalties was reduced during the year ended November 30, 2016 primarily due to a settlement with the IRS.
The IRS is currently examining the Company’s federal income tax returns for fiscal year 2016, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act. This Act will materially affect the taxes owed by the Company in 2018 and subsequent years. Among other things, it will reduce the maximum federal corporate income tax rate to 21%, which should have a positive effect on the Company's net earnings and earnings per share. It will also limit or eliminate certain deductions to which the Company has been entitled in past years and it will reduce the value of the Company's deferred tax assets, which will require the Company to recognize in the first quarter of fiscal year 2018 a charge against earnings for impairment of those assets of approximately $70 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2017	2016	2015
Numerator:
Net earnings attributable to Lennar	$810,480	911,844	802,894
Less: distributed earnings allocated to nonvested shares	377	337	361
Less: undistributed earnings allocated to nonvested shares	7,447	8,852	8,371
Numerator for basic earnings per share	802,656	902,655	794,162
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	1,009	1,028	4,120
Plus: interest on 3.25% convertible senior notes due 2021	—	5,528	7,928
Plus: undistributed earnings allocated to convertible shares	—	8,852	8,371
Less: undistributed earnings reallocated to convertible shares	—	8,438	7,528
Numerator for diluted earnings per share	$801,647	907,569	798,813
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (2)	237,155	223,079	209,847
Effect of dilutive securities:
Share-based payments	1	3	9
Convertible senior notes	—	12,288	25,614
Denominator for diluted earnings per share - weighted average common shares outstanding	237,156	235,370	235,470
Basic earnings per share (2)	$3.38	4.05	3.78
Diluted earnings per share (2)	$3.38	3.86	3.39

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

(2)
The weighted average common shares for the periods presented have been retroactively adjusted to include 4.7 million of Class B shares distributed as part of the stock dividend on November 27, 2017. As a result, basic and diluted earnings per share have also been retroactively adjusted.

For the years ended November 30, 2017, 2016 and 2015, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2017 and 2016.
Common Stock
During each of the years ended November 30, 2017, 2016 and 2015, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
On November 27, 2017, we paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by the Company's Board of Directors on October 30, 2017.
As of November 30, 2017, Stuart Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 39% voting power of the Company’s stock.
The Company has a stock repurchase program adopted in 2001, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2017, 2016 and 2015, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2017, the remaining authorized shares that could be purchased under the stock repurchase program were 6.2 million shares of common stock.
During the years ended November 30, 2017 and 2016, treasury stock increased by 0.6 million shares and 0.1 million shares of Class A common stock, respectively, primarily due to activity related to the Company's equity compensation plan.
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2017, 2016 and 2015, this amount was $17.2 million, $15.7 million and $13.5 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2017	2016	2015
Nonvested shares	$61,356	55,516	43,742
Stock options (1)	—	—	131
Total compensation expense for share-based awards	$61,356	55,516	43,873

(1)
Stock options expense relates to stock option awards granted to Lennar's non-employee directors for the year ended November 30, 2015. The fair value of these stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model.

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized are classified as financing cash flows. For the years ended November 30, 2017, 2016 and 2015 there was $2.0 million, $7.0 million, and $0.1 million, respectively, of excess tax benefits from share-based awards primarily related to nonvested shares.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2017, 2016 and 2015 was $51.92, $45.10 and $49.01, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2017, adjusted for the Class B stock dividend, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2016 (1)	2,328,614	$45.95
Grants	1,348,065	$51.92
Vested	(1,227,865)	$45.88
Forfeited	(48,948)	$46.45
Nonvested shares at November 30, 2017	2,399,866	$49.33

(1)	Nonvested shares and weighted average fair value at November 30, 2016 have been adjusted to reflect the Class B shares issued as a part of the stock dividend on November 27, 2017.
At November 30, 2017, there was $79.2 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 2.0 years. For the years ended November 30, 2017, 2016 and 2015, 1.2 million, 1.1 million and 1.2 million nonvested shares, respectively, were vested each year.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2017 and 2016, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$1,933	1,933	111,608	113,747
Investments held-to-maturity	Level 3	$179,659	199,190	71,260	69,992
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$44,193	41,795	30,004	31,233
Investments held-to-maturity	Level 2	$52,327	52,189	41,991	42,058
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$6,410,003	6,598,848	4,575,977	4,669,643
Rialto notes and other debts payable	Level 2	$625,081	644,644	622,335	646,366
Lennar Financial Services notes and other debts payable	Level 2	$937,431	937,431	1,077,228	1,077,228
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2017	Fair Value at November 30, 2016
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$234,403	126,947
Credit default swaps (2)	Level 2	$995	2,863
Lennar Financial Services Assets:
Loans held-for-sale (3)	Level 2	$937,516	939,405
Investments available-for-sale	Level 1	$57,439	53,570
Mortgage loan commitments	Level 2	$9,873	7,437
Forward contracts	Level 2	$1,681	26,467
Mortgage servicing rights	Level 3	$31,163	23,930

(1)
The aggregate fair value of Rialto loans held-for-sale of $234.4 million at November 30, 2017 were below their aggregate principal balance of $235.4 million by $1.0 million. The aggregate fair value of Rialto loans held-for-sale of $126.9 million at November 30, 2016 were below their aggregate principal balance of $127.8 million by $0.9 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $937.5 million at November 30, 2017 exceeds their aggregate principal balance of $908.8 million by $28.7 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $939.4 million at November 30, 2016 exceeds their aggregate principal balance of $931.0 million by $8.4 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2017 and 2016. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2017 and November 30, 2016.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2017, the segment had open commitments amounting to $1.1 billion to sell MBS with varying settlement dates through February 2018.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records the value of mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2017, the key assumptions used in determining the fair value include a 13.1% mortgage prepayment rate, a 12.3% discount rate and a 9.9% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2017	2016	2015
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$20,309	(19,865)	(4,137)
Mortgage loan commitments	$2,436	(5,623)	373
Forward contracts	$(24,786)	25,936	8,107
Investments available-for-sale	$(12)	53	26
Changes in fair value included in Rialto revenues:
Credit default swaps	$(2,367)	(2,063)	477
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$1,331	(295)	(65)
Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2017		2016
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning of year	$23,930	126,947	16,770	316,275
Purchases/loan originations	10,479	1,583,876	9,195	1,696,188
Sales/loan originations sold, including those not settled	—	(1,474,714)	—	(1,881,682)
Disposals/settlements	(3,912)	—	(4,063)	—
Changes in fair value (1)	666	(301)	2,028	(1,759)
Interest and principal paydowns	—	(1,405)	—	(2,075)
End of year	$31,163	234,403	23,930	126,947

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
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

	Years Ended November 30,
		2017			2016			2015
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)	Carrying Value	Fair Value	Total Gains (Losses) (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$31,561	18,885	(12,676)	79,581	61,352	(18,229)	127,319	116,956	(10,363)
FDIC Portfolios loans held-for-sale	Level 3	32,018	12,072	(19,946)	—	—	—	—	—	—
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$8,601	4,227	(4,374)	—	—	—	59,913	47,898	(12,015)
Land and land under development (2)	Level 3	$6,771	3,094	(3,677)	29,418	22,925	(6,493)	32,500	20,033	(12,467)
Rialto:
REO, net (3)
Upon acquisition/transfer	Level 3	$27,640	26,591	(1,049)	53,154	54,443	1,289	59,829	58,517	(1,312)
Upon management periodic valuations	Level 3	$145,251	81,677	(63,574)	105,830	81,454	(24,376)	44,796	32,430	(12,366)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the years ended November 30, 2017, 2016 and 2015.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's consolidated statement of operations for the year ended November 30, 2017, 2016 and 2015.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2017, 2016 and 2015.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory and Rialto REO assets and loans receivables.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Consolidation of Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2017. Based on the Company’s evaluation, during the year ended November 30, 2017, the Company consolidated an entity that had total combined assets of $48.7 million and liabilities of $1.5 million. During the year ended November 30, 2017, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

	November 30,
(In thousands)	2017	2016
Lennar Homebuilding	$900,769	811,723
Rialto	$265,418	245,741
Lennar Multifamily	$407,544	318,559
Consolidated VIEs
As of November 30, 2017, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $799.4 million and $389.7 million, respectively. As of November 30, 2016, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $536.3 million and $126.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
At November 30, 2017 and 2016, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2017
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$181,804	248,909
Rialto (2)	179,659	179,659
Lennar Multifamily (3)	345,175	503,364
	$706,638	931,932

November 30, 2016
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$120,940	164,804
Rialto (2)	71,260	71,260
Lennar Multifamily (3)	240,928	549,093
	$433,128	785,157

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
At both November 30, 2017 and 2016, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $61.6 million and $43.4 million, respectively.

(2)
At both November 30, 2017 and 2016, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities VIEs. At November 30, 2017 and 2016, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $179.7 million and $71.3 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of November 30, 2017 and 2016, the remaining equity commitment of $153.3 million and $288.2 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects was included in Lennar's maximum exposure to loss. In addition, at November 30, 2017 and 2016, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $4.6 million and $19.7 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of November 30, 2017, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $153.3 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $4.6 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $61.6 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the year ended November 30, 2017, consolidated inventory not owned increased by $272.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2017. The increase was primarily related to a transaction in which one of the Company’s unconsolidated entities sold 475 homesites to a third-party land bank and simultaneous with the purchase by the land bank, the Company entered into an option contract to purchase all 475 homesites from the land bank. The Company consolidated the option contract with the land bank due to an amount that the Company would have to pay if the Company defaults under the option contract. The consolidation resulted in a $320.1 million increase in consolidated inventory not owned and liabilities related to consolidated not owned. The increase from the land bank transaction was partially offset by the Company exercising its option to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2017. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $137.0 million and $85.0 million at November 30, 2017 and 2016, respectively. Additionally, the Company had posted $51.8 million and $45.1 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2017 and 2016, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2017, the Company had $137.0 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
The Company was in litigation since 2008 in the United States District Court for the District of Maryland regarding whether the Company was required by a contract it entered into in 2005 to purchase a property in Maryland. After entering into the contract, the Company later renegotiated the purchase price during the downturn, reducing it from $200 million to $134 million, $20 million of which has been paid and subsequently written off, leaving a balance of $114 million. In January 2015, the District Court rendered a decision ordering the Company to purchase the property for the $114 million balance of the contract price, to pay interest at the rate of 12% per annum from May 27, 2008, and to reimburse the seller for real estate taxes and attorneys’ fees. The Company believed the decision was contrary to applicable law and appealed the decision.
On March 23, 2017, the United States Court of Appeals for the Fourth Circuit held oral argument in the appeal. Following oral argument, the Company concluded that it was appropriate to establish an accrual of $140 million for the litigation. The accrual represented the expected liability associated with the litigation, and did not include the Company’s estimate of the fair value of the property. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit issued a decision upholding the lower court’s decision. The Company subsequently purchased the property for $114 million, which approximated the Company's estimate of the fair value of the property, and paid approximately $124 million in interest and other closing costs. The Company previously accrued for the amount it expected to pay as reimbursement for attorney’s fees.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2017 were as follows:

(In thousands)	Lease Payments
2018	$37,891
2019	35,403
2020	27,669
2021	21,091
2022	10,320
Thereafter	12,461
Rental expense for the years ended November 30, 2017, 2016 and 2015 was $74.6 million, $63.2 million and $55.9 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $511.8 million at November 30, 2017. Additionally, at November 30, 2017, the Company had outstanding surety bonds of $1.3 billion including performance surety bonds related to site improvements at various projects(including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2017, there were approximately $570.4 million, or 44%, of anticipated future

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
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

18. Supplemental Financial Information
The indentures governing the Company’s 6.95% senior notes due 2018, 4.125% senior notes due 2018, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 2.95% senior notes due 2020, 4.750% senior notes due 2021, 4.125% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 4.750% senior notes due 2025 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2017 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, described in Note 7. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2017 was as follows:
Consolidating Balance Sheet November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,945,024	462,336	21,972	—	2,429,332
Inventories	—	10,560,996	299,894	—	10,860,890
Investments in unconsolidated entities	—	884,294	16,475	—	900,769
Goodwill	—	136,566	—	—	136,566
Other assets	246,490	520,899	114,431	(18,416)	863,404
Investments in subsidiaries	4,446,309	52,237	—	(4,498,546)	—
Intercompany	7,881,306	—	—	(7,881,306)	—
	14,519,129	12,617,328	452,772	(12,398,268)	15,190,961
Lennar Financial Services	—	130,184	1,561,525	(2,201)	1,689,508
Rialto	—	—	1,153,840	—	1,153,840
Lennar Multifamily	—	—	710,725	—	710,725
Total assets	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$635,227	1,011,051	294,933	(20,617)	1,920,594
Liabilities related to consolidated inventory not owned	—	367,220	13,500	—	380,720
Senior notes and other debts payable	6,011,585	394,365	4,053	—	6,410,003
Intercompany	—	6,775,719	1,105,587	(7,881,306)	—
	6,646,812	8,548,355	1,418,073	(7,901,923)	8,711,317
Lennar Financial Services	—	48,700	1,129,114	—	1,177,814
Rialto	—	—	720,056	—	720,056
Lennar Multifamily	—	—	149,715	—	149,715
Total liabilities	$6,646,812	8,597,055	3,416,958	(7,901,923)	10,758,902
Stockholders’ equity	7,872,317	4,150,457	348,089	(4,498,546)	7,872,317
Noncontrolling interests	—	—	113,815	—	113,815
Total equity	7,872,317	4,150,457	461,904	(4,498,546)	7,986,132
Total liabilities and equity	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$705,126	436,090	21,875	—	1,163,091
Inventories	—	8,901,874	277,052	—	9,178,926
Investments in unconsolidated entities	—	793,840	17,883	—	811,723
Other assets	227,267	346,865	84,224	(7,328)	651,028
Investments in subsidiaries	3,918,687	130,878	—	(4,049,565)	—
Intercompany	7,017,962	—	—	(7,017,962)	—
	11,869,042	10,609,547	401,034	(11,074,855)	11,804,768
Lennar Financial Services loans held-for-sale	—	—	939,405	—	939,405
Lennar Financial Services all other assets	—	103,000	715,758	(3,491)	815,267
Rialto	—	—	1,276,210	—	1,276,210
Lennar Multifamily	—	—	526,131	—	526,131
Total assets	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$473,103	778,249	79,462	(10,819)	1,319,995
Liabilities related to consolidated inventory not owned	—	13,582	96,424	—	110,006
Senior notes and other debts payable	4,369,897	203,572	2,508	—	4,575,977
Intercompany	—	6,071,778	946,184	(7,017,962)	—
	4,843,000	7,067,181	1,124,578	(7,028,781)	6,005,978
Lennar Financial Services	—	38,530	1,279,753	—	1,318,283
Rialto	—	—	707,980	—	707,980
Lennar Multifamily	—	—	117,973	—	117,973
Total liabilities	$4,843,000	7,105,711	3,230,284	(7,028,781)	8,150,214
Stockholders’ equity	7,026,042	3,606,836	442,729	(4,049,565)	7,026,042
Noncontrolling interests	—	—	185,525	—	185,525
Total equity	7,026,042	3,606,836	628,254	(4,049,565)	7,211,567
Total liabilities and equity	$11,869,042	10,712,547	3,858,538	(11,078,346)	15,361,781

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	11,118,553	81,689	—	11,200,242
Lennar Financial Services	—	307,892	482,227	(20,010)	770,109
Rialto	—	—	281,243	—	281,243
Lennar Multifamily	—	—	394,906	(135)	394,771
Total revenues	—	11,426,445	1,240,065	(20,145)	12,646,365
Cost and expenses:
Lennar Homebuilding	—	9,676,548	79,338	(3,617)	9,752,269
Lennar Financial Services	—	280,349	355,147	(20,911)	614,585
Rialto	—	—	247,762	(213)	247,549
Lennar Multifamily	—	—	407,078	—	407,078
Corporate general and administrative	279,490	1,338	—	5,061	285,889
Total costs and expenses	279,490	9,958,235	1,089,325	(19,680)	11,307,370
Lennar Homebuilding equity in loss from unconsolidated entities	—	(61,400)	(308)	—	(61,708)
Lennar Homebuilding other income (expense), net	(427)	17,488	5,248	465	22,774
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	25,447	—	25,447
Rialto other expense, net	—	—	(81,636)	—	(81,636)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	85,739	—	85,739
Earnings (loss) before income taxes	(279,917)	1,284,298	185,230	—	1,189,611
Benefit (provision) for income taxes	95,228	(427,961)	(85,124)	—	(417,857)
Equity in earnings from subsidiaries	995,169	72,104	—	(1,067,273)	—
Net earnings (including net loss attributable to noncontrolling interests)	810,480	928,441	100,106	(1,067,273)	771,754
Less: Net loss attributable to noncontrolling interests	—	—	(38,726)	—	(38,726)
Net earnings attributable to Lennar	$810,480	928,441	138,832	(1,067,273)	810,480
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$—	—	1,331	—	1,331
Reclassification adjustments for losses included in net earnings, net of tax	—	—	12	—	12
Total other comprehensive income, net of tax	—	—	1,343	—	1,343
Total comprehensive income attributable to Lennar	$810,480	928,441	140,175	(1,067,273)	811,823
Total comprehensive loss attributable to noncontrolling interests	$—	—	(38,726)	—	(38,726)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	9,731,122	10,215	—	9,741,337
Lennar Financial Services	—	215,737	491,536	(20,018)	687,255
Rialto	—	—	233,966	—	233,966
Lennar Multifamily	—	—	287,527	(86)	287,441
Total revenues	—	9,946,859	1,023,244	(20,104)	10,949,999
Cost and expenses:
Lennar Homebuilding	—	8,389,469	23,424	(13,012)	8,399,881
Lennar Financial Services	—	192,572	340,463	(9,397)	523,638
Rialto	—	—	230,565	(796)	229,769
Lennar Multifamily	—	—	301,786	—	301,786
Corporate general and administrative	226,482	1,019	—	5,061	232,562
Total costs and expenses	226,482	8,583,060	896,238	(18,144)	9,687,636
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(49,662)	387	—	(49,275)
Lennar Homebuilding other income (expense), net	(1,922)	49,976	2,737	1,960	52,751
Rialto equity in earnings from unconsolidated entities	—	—	18,961	—	18,961
Rialto other expense, net	—	—	(39,850)	—	(39,850)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	85,519	—	85,519
Earnings (loss) before income taxes	(228,404)	1,364,113	194,760	—	1,330,469
Benefit (provision) for income taxes	71,719	(419,596)	(69,501)	—	(417,378)
Equity in earnings from subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Net earnings (including net earnings attributable to noncontrolling interests)	911,844	1,007,795	125,259	(1,131,807)	913,091
Less: Net earnings attributable to noncontrolling interests	—	—	1,247	—	1,247
Net earnings attributable to Lennar	$911,844	1,007,795	124,012	(1,131,807)	911,844
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(295)	—	(295)
Reclassification adjustments for gains included in net earnings, net of tax	$—	—	(53)	—	(53)
Total other comprehensive loss, net of tax	—	—	(348)	—	(348)
Total comprehensive income attributable to Lennar	$911,844	1,007,795	123,664	(1,131,807)	911,496
Total comprehensive income attributable to noncontrolling interests	$—	—	1,247	—	1,247

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	8,466,945	—	—	8,466,945
Lennar Financial Services	—	194,993	445,535	(20,001)	620,527
Rialto	—	—	221,923	—	221,923
Lennar Multifamily	—	—	164,639	(26)	164,613
Total revenues	—	8,661,938	832,097	(20,027)	9,474,008
Cost and expenses:
Lennar Homebuilding	—	7,231,495	49,327	(15,983)	7,264,839
Lennar Financial Services	—	181,805	316,003	(5,076)	492,732
Rialto	—	—	223,933	(1,058)	222,875
Lennar Multifamily	—	—	191,302	—	191,302
Corporate general and administrative	210,377	806	—	5,061	216,244
Total costs and expenses	210,377	7,414,106	780,565	(17,056)	8,387,992
Lennar Homebuilding equity in earnings from unconsolidated entities	—	49,134	14,239	—	63,373
Lennar Homebuilding other income (expense), net	(6,918)	(7,551)	17,660	2,971	6,162
Rialto equity in earnings from unconsolidated entities	—	—	22,293	—	22,293
Rialto other income, net	—	—	12,254	—	12,254
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	19,518	—	19,518
Earnings (loss) before income taxes	(217,295)	1,289,415	137,496	—	1,209,616
Benefit (provision) for income taxes	71,099	(412,301)	(49,214)	—	(390,416)
Equity in earnings from subsidiaries	949,090	51,956	—	(1,001,046)	—
Net earnings (including earnings attributable to noncontrolling interests)	802,894	929,070	88,282	(1,001,046)	819,200
Less: Net earnings attributable to noncontrolling interests	—	—	16,306	—	16,306
Net earnings attributable to Lennar	$802,894	929,070	71,976	(1,001,046)	802,894
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(65)	—	(65)
Reclassification adjustments for gains included in net earnings	$—	—	(26)	—	(26)
Total other comprehensive loss, net of tax	—	—	(91)	—	(91)
Total comprehensive income attributable to Lennar	$802,894	929,070	71,885	(1,001,046)	802,803
Total comprehensive income attributable to noncontrolling interests	$—	—	16,306	—	16,306

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$810,480	928,441	100,106	(1,067,273)	771,754
Distributions of earnings from guarantor and non-guarantor subsidiaries	995,169	72,104	—	(1,067,273)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(739,947)	(246,983)	144,767	1,067,273	225,110
Net cash provided by operating activities	1,065,702	753,562	244,873	(1,067,273)	996,864
Cash flows from investing activities:
Proceeds from sale of operating properties	—	60,326	—	—	60,326
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(181,101)	(41,876)	—	(222,977)
Proceeds from sales of real estate owned	—	—	86,565	—	86,565
Receipts of principal payments on loans held-for-sale	—	—	11,251	—	11,251
Originations of loans receivable	—	—	(98,375)	—	(98,375)
Purchases of commercial mortgage-backed securities bonds	—	—	(107,262)	—	(107,262)
Acquisition, net of cash acquired	(611,103)	—	—	—	(611,103)
Other	(35,251)	(49,356)	96,365	—	11,758
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	80,000	—	(195,000)	—
Intercompany	(865,364)	—	—	865,364	—
Net cash used in investing activities	(1,396,718)	(90,131)	(53,332)	670,364	(869,817)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(104)	(199,580)	—	(199,684)
Proceeds from senior notes and debt issuance costs	2,433,539	—	(12,129)	—	2,421,410
Redemption of senior notes	(800,000)	(258,595)	—	—	(1,058,595)
Net proceeds on Rialto notes payable	—	—	74,666	—	74,666
Net proceeds on other borrowings	—	(104,471)	(4,024)	—	(108,495)
Proceeds on other liabilities	—	—	195,541	—	195,541
Net payments related to noncontrolling interests	—	—	(68,586)	—	(68,586)
Excess tax benefits from share-based awards	1,981	—	—	—	1,981
Common stock:
Issuances	720	—	—	—	720
Repurchases	(27,054)	—	—	—	(27,054)
Dividends	(37,608)	(1,018,441)	(243,832)	1,262,273	(37,608)
Intercompany	—	700,197	165,167	(865,364)	—
Net cash provided by (used in) financing activities	1,571,578	(681,414)	(92,777)	396,909	1,194,296
Net increase (decrease) in cash and cash equivalents	1,240,562	(17,983)	98,764	—	1,321,343
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$1,937,674	359,087	354,111	—	2,650,872

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$911,844	1,007,795	125,259	(1,131,807)	913,091
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(1,083,418)	(231,877)	(221,799)	1,131,807	(405,287)
Net cash provided by (used in) operating activities	896,955	839,196	(96,540)	(1,131,807)	507,804
Cash flows from investing activities:
Proceeds from sale of operating properties	—	25,288	—	—	25,288
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(139,533)	36,962	—	(102,571)
Proceeds from sales of real estate owned	—	—	97,871	—	97,871
Receipts of principal payments on loans receivable and other	—	—	84,433	—	84,433
Originations of loans receivable	—	—	(56,507)	—	(56,507)
Purchases of commercial mortgage-backed securities bonds	—	—	(42,436)	—	(42,436)
Other	(11,709)	(56,627)	(23,579)	—	(91,915)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	34,000	—	(74,000)	—
Intercompany	(787,185)	—	—	787,185	—
Net cash provided by (used in) investing activities	(758,894)	(136,872)	96,744	713,185	(85,837)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	116	107,349	—	107,465
Proceeds from senior notes and debt issuance costs	495,974	—	(1,690)		494,284
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(234,028)	—	—	—	(234,028)
Principal payments on Rialto notes payable including structured notes	—	—	(39,026)	—	(39,026)
Net payments on other borrowings	—	(165,463)	(8,342)	—	(173,805)
Net payments related to noncontrolling interests	—	—	(127,057)	—	(127,057)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	19,471	—	—	—	19,471
Repurchases	(19,902)	—	—	—	(19,902)
Dividends	(35,324)	(1,047,795)	(158,012)	1,205,807	(35,324)
Intercompany	—	551,840	235,345	(787,185)	—
Net cash provided by (used in) financing activities	(16,770)	(661,302)	8,567	418,622	(250,883)
Net increase in cash and cash equivalents	121,291	41,022	8,771	—	171,084
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$697,112	377,070	255,347	—	1,329,529

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2015

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$802,894	929,070	88,282	(1,001,046)	819,200
Distributions of earnings from guarantor and non-guarantor subsidiaries	949,090	51,956	—	(1,001,046)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(782,575)	(861,284)	(596,033)	1,001,046	(1,238,846)
Net cash provided by (used in) operating activities	969,409	119,742	(507,751)	(1,001,046)	(419,646)
Cash flows from investing activities:
Proceeds from sale of operating properties	—	73,732	—	—	73,732
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(90,267)	(5,674)	—	(95,941)
Proceeds from sales of real estate owned	—	—	155,295	—	155,295
Receipts of principal payments on loans receivable and other	—	—	28,389	—	28,389
Origination of Rialto loans receivable	—	—	(78,703)	—	(78,703)
Other	(5,988)	(96,180)	(78,997)	—	(181,165)
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	115,050	—	(230,050)	—
Intercompany	(1,514,775)	—	—	1,514,775	—
Net cash provided by (used in) investing activities	(1,405,763)	2,335	20,310	1,284,725	(98,393)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	—	366,290	—	366,290
Proceeds from senior notes and debt issuance costs	1,137,826	—	(2,986)	—	1,134,840
Redemption of senior notes	(500,000)	—	—	—	(500,000)
Conversion and exchanges of convertible senior notes	(212,107)	—	—	—	(212,107)
Principal payments on Rialto notes payable including structured notes	—	—	(58,923)	—	(58,923)
Net payments on other borrowings	—	(156,490)	—	—	(156,490)
Net payments related to noncontrolling interests	—	—	(132,078)	—	(132,078)
Excess tax benefits from share-based awards	113	—	—	—	113
Common stock:
Issuances	9,405	—	—	—	9,405
Repurchases	(23,188)	—	—	—	(23,188)
Dividends	(33,192)	(1,044,070)	(187,026)	1,231,096	(33,192)
Intercompany	—	1,161,617	353,158	(1,514,775)	—
Net cash provided by (used in) financing activities	378,857	(38,943)	338,435	(283,679)	394,670
Net increase (decrease) in cash and cash equivalents	(57,497)	83,134	(149,006)	—	(123,369)
Cash and cash equivalents at beginning of period	633,318	252,914	395,582	—	1,281,814
Cash and cash equivalents at end of period	$575,821	336,048	246,576	—	1,158,445

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2017
Revenues	$2,337,428	3,261,892	3,261,476	3,785,569
Gross profit from sales of homes	$419,165	616,875	650,411	747,502
Earnings before income taxes	$49,643	309,600	368,385	461,983
Net earnings attributable to Lennar	$38,080	213,645	249,165	309,590
Earnings per share:
Basic (1)	$0.16	0.89	1.04	1.29
Diluted (1)	$0.16	0.89	1.04	1.29
2016
Revenues	$1,993,664	2,745,815	2,833,894	3,376,626
Gross profit from sales of homes	$398,946	561,523	551,676	683,519
Earnings before income taxes	$201,693	327,839	339,558	461,379
Net earnings attributable to Lennar	$144,080	218,469	235,842	313,453
Earnings per share:
Basic (1)	$0.66	0.99	1.02	1.34
Diluted (1)	$0.62	0.93	0.99	1.31

(1)
Basic and diluted earnings per share calculations have been retroactively adjusted in each of the periods presented to reflect the 4.7 million Class B shares distributed as a part of the stock dividend on November 27, 2017.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2017. The effectiveness of our internal control over financial reporting as of November 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2017 of the Company and our report dated January 24, 2018 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 24, 2018

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Corporate Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2018 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2018 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2018 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2017:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	20,000	$51.26	12,468,877
Equity compensation plans not approved by stockholders	—	—	—
Total	20,000	$51.26	12,468,877

(1)	Both shares of Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2018 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2018 (120 days after the end of our fiscal year).

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

2.1
Agreement and Plan of Merger, dated September 22, 2016, among WCI Communities, Inc., Lennar Corporation, Marlin Green Corp., and Marlin Blue LLC - Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated September 22, 2016.

2.2
Agreement and Plan of Merger, dated as of October 29, 2017, by and among Lennar Corporation, CalAtlantic Group, Inc. and Cheetah Cub Group Corp - Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated October 29, 2017.

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

4.3
Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022) - Incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2012.

4.4
Indenture, dated February 4, 2013, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.125% Senior Notes due 2018) - Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the quarter ended February 28, 2013.

4.5
Eighth Supplemental Indenture, dated as of February 12, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, dated February 13, 2014.

4.6
Ninth Supplemental Indenture, dated as of November 25, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, dated November 25, 2014.

4.7
Tenth Supplemental Indenture, dated as of April 28, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2025 - Incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K, dated April 29, 2015.

4.8
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 6, 2015.

4.9
Twelfth Supplemental Indenture, dated as of March 4, 2016, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2021 - Incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K, dated March 4, 2016.

4.10
Thirteenth Supplemental Indenture, dated as of January 20, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.125% Senior Notes due 2022- Incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K, dated January 20, 2017.

4.11
Fourteenth Supplemental Indenture, dated as of April 28, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2024 - Incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, dated April 28, 2017.

4.12
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.13
Registration Agreement, dated as of November 29, 2017, among the Company, each of the guarantors identified therein, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC - Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

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

10.6
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC. - Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.7
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

10.8
Fourth Amended and Restated Guarantee Agreement, dated as of June 24, 2016, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated June 24, 2016.

10.9
Fifth Amended and Restated Credit Agreement, dated as of May 18, 2017, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, dated May 18, 2017.

10.1
Fifth Amended and Restated Guarantee Agreement, dated as of May 18, 2017, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated May 18, 2017.

10.11
Indenture, dated November 14, 2013, among Rialto Holdings, LLC, Rialto Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, including the form of 7.000% Senior Notes due 2018 - Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, dated November 14, 2013.

10.12*
2016 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana - Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

10.13*
2017 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

10.14
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee -Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

10.15
Voting and Cash Election Agreement, dated as of October 29, 2017, between Lennar Corporation and MP CA Homes LLC- Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 29, 2017.

10.16*	2018 Award Agreement for Mark Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2018.

21	List of subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.**

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce Gross.**

32	Section 1350 Certifications of Stuart Miller and Bruce Gross.**

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2017, filed on January 24, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Chief Executive Officer and Director
Date:	January 24, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart Miller	/S/ STUART MILLER
Chief Executive Officer and Director	Date:	January 24, 2018

Principal Financial Officer:

Bruce Gross	/S/ BRUCE GROSS
Vice President and Chief Financial Officer	Date:	January 24, 2018

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Controller	Date:	January 24, 2018

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 24, 2018

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 24, 2018

Theron I. ("Tig") Gilliam, Jr.	/s/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 24, 2018

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 24, 2018

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 24, 2018

Teri McClure	/S/ TERI MCCLURE
	Date:	January 24, 2018

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 24, 2018

Donna Shalala	/S/ DONNA SHALALA
	Date:	January 24, 2018

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 24, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2017 and 2016, and for each of the three years in the period ended November 30, 2017, and the Company’s internal control over financial reporting as of November 30, 2017, and have issued our reports thereon dated January 24, 2018; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 24, 2018

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2017, 2016 and 2015

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$328	260	2,463	(202)	2,849
Allowance for loan losses and loans receivable	$33,575	32,850	(1)	(63,232)	3,192
Allowance against net deferred tax assets	$5,773	650	—	—	6,423
Year ended November 30, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$768	125	(88)	(477)	328
Allowance for loan losses and loans receivable	$39,486	18,818	—	(24,729)	33,575
Allowance against net deferred tax assets	$5,945	—	—	(172)	5,773
Year ended November 30, 2015
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,257	370	(2,528)	(331)	768
Allowance for loan losses and loans receivable	$62,104	11,465	—	(34,083)	39,486
Allowance against net deferred tax assets	$8,029	—	—	(2,084)	5,945