Form 10-Q
period 2018-02-28
LENNAR CORP /NEW/
filed 2018-04-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of February 28, 2018:
Class A 288,004,551
Class B 37,679,938

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	February 28,	November 30,
	2018 (1)	2017 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$733,905	2,282,925
Restricted cash	22,842	8,740
Receivables, net	194,235	137,667
Inventories:
Finished homes and construction in progress	9,306,606	4,676,279
Land and land under development	7,907,541	5,791,338
Consolidated inventory not owned	366,669	393,273
Total inventories	17,580,816	10,860,890
Investments in unconsolidated entities	990,723	900,769
Goodwill	3,433,477	136,566
Other assets	1,437,514	863,404
	24,393,512	15,190,961
Lennar Financial Services	1,748,432	1,689,508
Rialto	909,249	1,153,840
Lennar Multifamily	892,830	710,725
Total assets	$27,944,023	18,745,034

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

As of February 28, 2018, total assets include $864.8 million related to consolidated VIEs of which $7.6 million is included in Lennar Homebuilding cash and cash equivalents, $0.1 million in Lennar Homebuilding receivables, net, $45.4 million in Lennar Homebuilding finished homes and construction in progress, $308.8 million in Lennar Homebuilding land and land under development, $366.7 million in Lennar Homebuilding consolidated inventory not owned, $4.5 million in Lennar Homebuilding investments in unconsolidated entities, $11.7 million in Lennar Homebuilding other assets, $20.0 million in Rialto assets and $100.0 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2018 (2)	2017 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$782,797	604,953
Liabilities related to consolidated inventory not owned	347,048	380,720
Senior notes and other debts payable	10,382,540	6,410,003
Other liabilities	1,623,391	1,315,641
	13,135,776	8,711,317
Lennar Financial Services	1,005,002	1,177,814
Rialto	488,104	720,056
Lennar Multifamily	141,057	149,715
Total liabilities	14,769,939	10,758,902
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2018 - 400,000,000 and November 30, 2017 - 300,000,000 shares; Issued: February 28, 2018 - 289,922,064 shares and November 30, 2017 - 205,429,942 shares	28,992	20,543
Class B common stock of $0.10 par value; Authorized: February 28, 2018 and November 30, 2017 - 90,000,000 shares; Issued: February 28, 2018 - 39,368,304 shares and November 30, 2017 - 37,687,505 shares	3,937	3,769
Additional paid-in capital	8,221,423	3,142,013
Retained earnings	4,967,580	4,840,978
Treasury stock, at cost; February 28, 2018 - 1,917,513 shares of Class A common stock and 1,688,366 shares of Class B common stock; November 30, 2017 - 1,473,590 shares of Class A common stock and 1,679,650 shares of Class B common stock	(161,378)	(136,020)
Accumulated other comprehensive income	376	1,034
Total stockholders’ equity	13,060,930	7,872,317
Noncontrolling interests	113,154	113,815
Total equity	13,174,084	7,986,132
Total liabilities and equity	$27,944,023	18,745,034

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

As of February 28, 2018, total liabilities include $366.0 million related to consolidated VIEs as to which there was no recourse against the Company, of which $4.5 million is included in Lennar Homebuilding accounts payable, $11.1 million in Lennar Homebuilding senior notes and other debts payable, $347.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.5 million in Lennar Homebuilding other liabilities, $1.8 million in Rialto liabilities and $0.1 million in Lennar Multifamily liabilities.
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
(unaudited)

	Three Months Ended
	February 28,
	2018	2017
Revenues:
Lennar Homebuilding	$2,662,093	2,018,694
Lennar Financial Services	171,140	148,043
Rialto	54,302	82,006
Lennar Multifamily	93,256	88,685
Total revenues	2,980,791	2,337,428
Costs and expenses:
Lennar Homebuilding	2,404,007	1,801,561
Lennar Financial Services	151,445	127,379
Rialto	45,413	66,913
Lennar Multifamily	97,199	92,649
Acquisition and integration costs related to CalAtlantic	104,195	—
Corporate general and administrative	67,810	60,699
Total costs and expenses	2,870,069	2,149,201
Lennar Homebuilding equity in loss from unconsolidated entities	(14,287)	(11,534)
Lennar Homebuilding other income, net	169,928	5,739
Lennar Homebuilding loss due to litigation	—	(140,000)
Rialto equity in earnings from unconsolidated entities	9,114	722
Rialto other expense, net	(8,791)	(16,658)
Lennar Multifamily equity in earnings from unconsolidated entities	2,742	23,147
Earnings before income taxes	269,428	49,643
Provision for income taxes (1)	(132,611)	(19,969)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	136,817	29,674
Less: Net earnings (loss) attributable to noncontrolling interests	602	(8,406)
Net earnings attributable to Lennar	$136,215	38,080
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	(658)	972
Total other comprehensive income (loss), net of tax	$(658)	972
Total comprehensive income attributable to Lennar	$135,557	39,052
Total comprehensive income (loss) attributable to noncontrolling interests	$602	(8,406)
Basic earnings per share (2)	$0.53	0.16
Diluted earnings per share (2)	$0.53	0.16
Cash dividends per each Class A and Class B common share	$0.04	0.04

(1)
Provision for income taxes for the three months ended February 28, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

(2)
Basic and diluted average shares outstanding and earnings per share calculations for the three months ended February 28, 2017 have been adjusted to reflect 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,
	2018	2017
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$136,817	29,674
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	19,570	11,743
Amortization of discount/premium and accretion on debt, net	40	3,132
Equity in (earnings) loss from unconsolidated entities	2,431	(12,335)
Distributions of earnings from unconsolidated entities	3,542	31,949
Share-based compensation expense	17,766	12,505
Excess tax benefits from share-based awards	—	(1,953)
Deferred income tax (benefit) expense	33,788	(36,229)
Gain on sale of operating properties and equipment	(207)	—
Gain on sale of interest in unconsolidated entity	(164,880)	—
Unrealized and realized gains on real estate owned	(883)	(1,698)
Impairments of loans receivable and real estate owned	5,486	25,484
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	12,048	1,930
Changes in assets and liabilities:
Decrease in restricted cash	12,801	10,842
(Increase) decrease in receivables	(22,406)	264,714
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(548,725)	(601,711)
(Increase) decrease in other assets	(26,582)	12,846
Decrease in loans held-for-sale	422,991	339,492
Decrease in accounts payable and other liabilities	(46,325)	(11,061)
Net cash (used in) provided by operating activities	(142,728)	79,324
Cash flows from investing activities:
Net additions of operating properties and equipment	(40,810)	(25,785)
Proceeds from sale of investment in unconsolidated entity	175,179	—
Investments in and contributions to unconsolidated entities	(62,575)	(151,706)
Distributions of capital from unconsolidated entities	20,927	39,961
Proceeds from sales of real estate owned	18,080	24,215
Other proceeds, net	2,627	2,029
Originations of loans receivable	—	(9,330)
Purchases of commercial mortgage-backed securities bonds	(31,068)	(40,357)
Acquisitions, net of cash acquired	(1,101,739)	(596,172)
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	1,590	(2,025)
Purchases of Lennar Financial Services investment securities	(20,894)	(12,204)
Proceeds from maturities/sales of Lennar Financial Services investments securities	10,473	5,292
Net cash used in investing activities	$(1,028,210)	(766,082)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,
	2018	2017
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$45,300	250,000
Net repayments under warehouse facilities	(344,511)	(543,356)
Proceeds from senior notes	—	600,000
Debt issuance costs	(12,039)	(10,848)
Proceeds from Rialto notes payable	32,226	35,460
Principal payments on Rialto senior notes and other notes payable	(100,161)	(2,971)
Proceeds from other borrowings	581	7,395
Payments related to other liabilities	(1,478)	—
Principal payments on other borrowings	(15,387)	(16,242)
Receipts related to noncontrolling interests	3,852	153
Payments related to noncontrolling interests	(23,760)	(25,871)
Excess tax benefits from share-based awards	—	1,953
Common stock:
Issuances	—	99
Repurchases	(25,355)	(83)
Dividends	(9,617)	(9,400)
Net cash (used in) provided by financing activities	(450,349)	286,289
Net decrease in cash and cash equivalents	(1,621,287)	(400,469)
Cash and cash equivalents at beginning of period	2,650,872	1,329,529
Cash and cash equivalents at end of period	$1,029,585	929,060
Summary of cash and cash equivalents:
Lennar Homebuilding	$733,905	640,816
Lennar Financial Services	165,849	162,513
Rialto	113,582	119,308
Lennar Multifamily	16,249	6,423
	$1,029,585	929,060
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$523	25,315
Non-cash increase in consolidated inventory not owned	$—	115,000
Purchases of inventories and other assets financed by sellers	$23,503	80,919
Equity component of acquisition consideration	$5,070,006	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$35,430	—
Receivables	$7,198	—
Investments in unconsolidated entities	$(25,614)	—
Other liabilities	$(17,014)	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications/Revisions
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2018 presentation. These reclassifications had no impact on the Company's condensed consolidated financial statements.

(2)	Business Acquisitions
Acquisition of CalAtlantic Group, Inc.
On February 12, 2018, the Company completed the acquisition of CalAtlantic Group, Inc. (“CalAtlantic”) through a transaction in which CalAtlantic was merged with and into a wholly-owned subsidiary of the Company (“Merger Sub”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger took place pursuant to the Agreement and Plan of Merger dated as of October 29, 2017, among CalAtlantic, the Company and Merger Sub (the “Merger Agreement”). CalAtlantic is a homebuilder which builds homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states. CalAtlantic also provides mortgage, title and escrow services. A primary reason for the acquisition was to increase local market concentration in order to generate synergies and efficiencies.
Based on an evaluation of the provisions of Accounting Standard Codification ("ASC"), Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $3.4 billion allocated to goodwill represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.

The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
CalAtlantic shares of common stock outstanding	118,025,879
CalAtlantic shares electing cash conversion	24,083,091
CalAtlantic shares exchanged	93,942,788
Exchange ratio for Class A common stock	0.885
Exchange ratio for Class B common stock	0.0177
Number of shares of Lennar Class A common stock issued in exchange	83,138,277
Number of shares of Lennar Class B common stock issued in exchange (due to Class B common stock dividend)	1,662,172

Consideration attributable to Class A common stock	$4,933,425
Consideration attributable to Class B common stock	77,823
Consideration attributable to equity awards that convert upon change of control	58,755
Consideration attributable to cash including fractional shares	1,162,344
Total purchase price	$6,232,347

(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$57,879
Inventories	6,288,283
Intangible assets (1)	8,000
Investments in unconsolidated entities	151,858
Goodwill (2)	3,296,911
Other assets	577,623
Total Homebuilding assets	10,380,554
Financial Services (2)	322,804
Total assets	10,703,358
LIABILITIES
Homebuilding:
Accounts payable	85,001
Senior notes payable and other debts	3,922,987
Other liabilities (3)	349,520
Total Homebuilding liabilities	4,357,508
Financial Services	95,073
Total liabilities	4,452,581
Noncontrolling interests (4)	18,430
Total purchase price	$6,232,347

(1)	Intangible assets includes trade name. The amortization period for the trade name is approximately six months.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is generally not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of expected greater efficiencies and opportunities due to increased concentration of local market share, reduced general and administrative costs and reduced homebuilding costs resulting from the merger and cost savings as a result of additional homebuilding and non-homebuilding synergies. The assignment of goodwill by the Company's reporting segments has not been completed yet, however, a provisional amount of goodwill of approximately$150 million was allocated to Lennar Financial Services.

(3)
Other liabilities includes contingencies assumed at the Merger date, which includes warranty and legal reserves. Warranty reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Warranty reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Consistent with ASC 450, Contingencies, legal reserves are established when a loss is considered probable and the amount of loss can be reasonably estimated.

(4)	Fair value of noncontrolling interests was measured using discounted cash flows of expected future contributions and distributions.

Lennar Homebuilding revenue and net earnings attributable to Lennar for the three months ended February 28, 2018 included $373.4 million of home sales revenue and $108.5 million of a pre-tax loss from CalAtlantic from the date of acquisition to February 28, 2018, which included acquisition and integration costs of $104.2 million from both Lennar and CalAtlantic. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three months ended February 28, 2018.
The following presents summarized unaudited supplemental pro forma operating results as if CalAtlantic had been included in the Company's Consolidated Statements of Operations as of the beginning of the quarter presented.

	Three Months Ended
	February 28,
(Dollars in thousands, except per share amounts)	2018	2017
Revenues from home sales	$4,194,203	3,611,375
Net earnings (1)	130,496	156,234
Earnings per share:
Basic	$0.51	0.62
Diluted	$0.51	0.61

(1)	Net earnings for three months ended February 28, 2018 include a pre-tax impact from acquisition and integration costs related to CalAtlantic of $104.2 million.
The supplemental pro forma operating results have been determined after adjusting the operating results of CalAtlantic to reflect additional amortization that would have been recorded assuming the fair value adjustment to intangible assets had been applied beginning December 1, 2016. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating their impacts.
Acquisition of WCI Communities, Inc. in February 2017
On February 10, 2017, the Company acquired WCI Communities, Inc. ("WCI") a homebuilder of luxury single and multifamily homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI stockholders received $642.6 million in cash. The cash consideration was funded primarily from working capital and proceeds from the issuance of 4.125% senior notes due 2022 (see Note 12).
Based on an evaluation of the provisions of ASC 805, Lennar Corporation was determined to be the acquirer for accounting purposes. The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
ASSETS
Cash and cash equivalents, restricted cash and receivables, net	$42,079
Inventories	613,495
Intangible assets (1)	59,283
Goodwill (2)	156,566
Deferred tax assets, net	88,147
Other assets	66,173
Total assets	1,025,743
LIABILITIES
Accounts payable	26,735
Senior notes and other debts payable	282,793
Other liabilities	73,593
Total liabilities	383,121
Total purchase price	$642,622

(1)	Intangible assets include non-compete agreements and a trade name. The amortization period for these intangible assets was six months for the non-compete agreements and 20 years for the trade name.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of purchasing and other synergies resulting from the merger, expected production, savings in corporate and division overhead costs and expected expanded opportunities for growth through a higher-end more luxurious product, greater presence in the state of Florida and customer diversity. The amount of goodwill allocated to the Company's Homebuilding East segment was $136.6 million and to the Lennar Financial Services segment was $20.0 million. These amounts were based on the relative fair value of each acquired reporting unit in accordance with ASC 350, Intangibles-Goodwill and Other.

For the three months ended February 28, 2017, Lennar Homebuilding revenues included $19.5 million of home sales revenues from WCI and earnings before income taxes included $8.9 million of pre-tax earnings from WCI since the date of acquisition, which included transaction-related expenses of $11.0 million comprised mainly of severance costs, general and administrative expenses, and amortization expense related to non-compete agreements and trade name since the date of acquisition. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended February 28, 2017. The pro forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Indiana, Minnesota, Oregon, Tennessee, Utah and Washington
Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance, closing services and property and casualty insurance for both buyers of the Company’s homes and others. It also includes a real estate brokerage business acquired as part of the WCI transaction. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance, property and casualty insurance, closing services and real estate brokerage, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings(loss) consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance ("RMF") business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities and management fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – "Summary of Significant Accounting Policies" to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2017. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Homebuilding East	$7,537,607	4,754,581
Homebuilding Central	3,609,537	2,037,905
Homebuilding West	7,668,640	5,165,218
Homebuilding Other	1,547,102	960,541
Lennar Financial Services	1,748,432	1,689,508
Rialto	909,249	1,153,840
Lennar Multifamily	892,830	710,725
Corporate and unallocated	4,030,626	2,272,716
Total assets	$27,944,023	18,745,034
Lennar Homebuilding goodwill (1)	$3,433,477	136,566
Lennar Financial Services goodwill (1)	$210,628	59,838
Rialto goodwill	$5,396	5,396

(1)
In connection with the CalAtlantic acquisition, the Company recorded a provisional amount of homebuilding goodwill of $3.3 billion. The allocation of goodwill by homebuilding reporting segment has not yet been finalized. A provisional amount of goodwill related to the CalAtlantic acquisition of $150 million was allocated to Lennar Financial Services. In connection with the WCI acquisition in 2017, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment.

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues:
Homebuilding East	$1,070,654	767,726
Homebuilding Central	611,780	516,181
Homebuilding West	779,879	552,798
Homebuilding Other	199,780	181,989
Lennar Financial Services	171,140	148,043
Rialto	54,302	82,006
Lennar Multifamily	93,256	88,685
Total revenues (1)	$2,980,791	2,337,428
Operating earnings (loss) (2):
Homebuilding East (3)	$105,921	(55,709)
Homebuilding Central (4)	42,546	52,858
Homebuilding West (5)	251,276	53,360
Homebuilding Other (6)	13,984	20,829
Lennar Financial Services	19,695	20,664
Rialto	9,212	(843)
Lennar Multifamily	(1,201)	19,183
Total operating earnings	441,433	110,342
Acquisition and integration costs related to CalAtlantic	104,195	—
Corporate general and administrative expenses	67,810	60,699
Earnings before income taxes	$269,428	49,643

(1)
Total revenues were net of sales incentives of $149.9 million ($22,300 per home delivered) for the three months ended February 28, 2018, compared to $123.5 million ($22,700 per home delivered) for the three months ended February 28, 2017.

(2)	All homebuilding segments and Homebuilding other were impacted by purchase accounting adjustments for three months ended February 28, 2018.

(3)	Homebuilding East operating earnings for the three months ended February 28, 2017 included a $140 million loss due to litigation (see Note 17).

(4)	Homebuilding Central operating earnings for the three months ended February 28, 2018 included a $6.9 million valuation adjustment.

(5)	Homebuilding West operating earnings includes $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings.

(6)	Homebuilding Other operating earnings for the three months ended February 28, 2018 were impacted by the timing of opening and closing of communities.

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues	$68,872	46,136
Costs and expenses	108,424	79,066
Net loss of unconsolidated entities	$(39,552)	(32,930)
Lennar Homebuilding equity in loss from unconsolidated entities	$(14,287)	(11,534)

For the three months ended February 28, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities.
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
Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$816,965	953,261
Inventories	4,155,615	3,751,525
Other assets	1,063,853	1,061,507
	$6,036,433	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$907,108	832,151
Debt (1)	736,596	737,331
Equity	4,392,729	4,196,811
	$6,036,433	5,766,293

(1)	Debt presented above is net of debt issuance costs of $5.3 million and $5.7 million, as of February 28, 2018 and November 30, 2017, respectively.
In May 2017, FivePoint Holdings, LLC ("FivePoint") completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested an additional $100 million in FivePoint in a private placement. As of February 28, 2018, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment is $352.0 million.
As of February 28, 2018 and November 30, 2017, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $990.7 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2018 and November 30, 2017 was $1.4 billion and $1.3 billion, respectively. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
In 2017, the Company entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of its strategic joint ventures under which the Company agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in gains of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the three months ended February 28, 2018.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$62,720	64,197
Non-recourse land seller debt and other debt	1,997	1,997
Non-recourse debt with completion guarantees	251,235	255,903
Non-recourse debt without completion guarantees	355,844	351,800
Non-recourse debt to the Company	671,796	673,897
The Company’s maximum recourse exposure (1)	70,096	69,181
Debt issue costs	(5,296)	(5,747)
Total debt	$736,596	737,331
The Company’s maximum recourse exposure as a % of total JV debt	10%	9%

(1)	As of both February 28, 2018 and November 30, 2017, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt.

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
As of both February 28, 2018 and November 30, 2017, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2018, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2018 and 2017:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	136,817	—	—	—	—	—	136,215	602
Employee stock and directors plans	(2,557)	41	—	214	(2,816)	—	4	—
Stock issuance in connection with CalAtlantic acquisition	5,047,464	8,408	168	5,061,430	(22,542)	—	—	—
Amortization of restricted stock	17,766	—	—	17,766	—	—	—	—
Cash dividends	(9,617)	—	—	—	—	—	(9,617)	—
Receipts related to noncontrolling interests	3,852	—	—	—	—	—	—	3,852
Payments related to noncontrolling interests	(23,760)	—	—	—	—	—	—	(23,760)
Non-cash activity related to noncontrolling interests	18,645	—	—	—	—	—	—	18,645
Total other comprehensive loss, net of tax	(658)	—	—	—	—	(658)	—	—
Balance at February 28, 2018	$13,174,084	28,992	3,937	8,221,423	(161,378)	376	4,967,580	113,154

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	29,674	—	—	—	—	—	38,080	(8,406)
Employee stock and directors plans	72	2	—	157	(87)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,515	—	—	35,515	—	—	—	—
Amortization of restricted stock	12,505	—	—	12,505	—	—	—	—
Cash dividends	(9,400)	—	—	—	—	—	(9,400)	—
Receipts related to noncontrolling interests	153	—	—	—	—	—	—	153
Payments related to noncontrolling interests	(25,871)	—	—	—	—	—	—	(25,871)
Non-cash activity to noncontrolling interests	588	—	—	2,267	—	—	—	(1,679)
Total other comprehensive income, net of tax	972	—	—	—	—	972	—	—
Balance at February 28, 2017	$7,255,775	20,411	3,298	2,855,793	(109,048)	663	4,334,936	149,722

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2018	2017
Provision for income taxes	($132,611)	(19,969)
Effective tax rate (1)	49.3%	34.4%

(1)
For the three months ended February 28, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction, and solar tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the three months ended February 28, 2018 was 23.8%. For the three months ended February 28, 2017, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expense.

As of February 28, 2018 and November 30, 2017, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $759.0 million and $297.7 million, respectively. The increase in the deferred tax assets is primarily due to deferred tax assets recorded from the acquisition of CalAtlantic, partially offset by the write down of the deferred tax assets related to the Tax Cuts and Jobs Act, as described below.
As of February 28, 2018 and November 30, 2017, the Company had $25.8 million and $12.3 million, respectively, of gross unrecognized tax benefits.
At February 28, 2018, the Company had $52.2 million accrued for interest and penalties, of which $1.5 million was due to the CalAtlantic acquisition and an additional $1.0 million was accrued during the three months ended February 28, 2018. At November 30, 2017, the Company had $49.7 million accrued for interest and penalties.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act. This Act will materially affect the taxes owed by the Company in 2018 and subsequent years. Among other things, it reduced the maximum federal corporate income tax rate to 21%, which should have a positive effect on the Company's net earnings and earnings per share. It also limited or eliminated certain deductions to which the Company has been entitled in past years and reduced the value of the Company's deferred tax assets, which required the Company to recognize in the first quarter of fiscal year 2018 an income tax expense of $68.6 million.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2018	2017
Numerator:
Net earnings attributable to Lennar	$136,215	38,080
Less: distributed earnings allocated to nonvested shares	115	112
Less: undistributed earnings allocated to nonvested shares	1,282	273
Numerator for basic earnings per share	134,818	37,695
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	210	339
Plus: interest on convertible senior notes	26	—
Plus: undistributed earnings allocated to convertible shares	1	—
Numerator for diluted earnings per share	$134,635	37,356
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (2)	253,665	236,852
Effect of dilutive securities:
Shared based payments	55	2
Convertible senior notes	728	—
Denominator for diluted earnings per share - weighted average common shares outstanding	254,448	236,854
Basic earnings per share (2)	$0.53	0.16
Diluted earnings per share (2)	$0.53	0.16

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represents the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

(2)
The weighted average common shares for the three months ended February 28, 2017 has been retroactively adjusted to include 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017. As a result, basic and diluted earnings per share have also been retroactively adjusted.

For both the three months ended February 28, 2018 and 2017, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$165,849	117,410
Restricted cash	11,251	12,006
Receivables, net (1)	366,100	313,252
Loans held-for-sale (2)	689,172	937,516
Loans held-for-investment, net	69,832	44,193
Investments held-to-maturity	60,831	52,327
Investments available-for-sale (3)	57,768	57,439
Goodwill (4)	210,628	59,838
Other (5)	117,001	95,527
	$1,748,432	1,689,508
Liabilities:
Notes and other debts payable	$772,240	937,431
Other (6)	232,762	240,383
	$1,005,002	1,177,814

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2018 and November 30, 2017, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of February 28, 2018, goodwill included $20.0 million of goodwill related to the WCI acquisition. The assignment of goodwill to the Company's reporting segments related to the CalAtlantic acquisition has not been completed yet, however, a provisional amount of goodwill of approximately $150 million was allocated to Lennar Financial Services (see Note 2).

(5)
As of February 28, 2018 and November 30, 2017, other assets included mortgage loan commitments carried at fair value of $11.7 million and $9.9 million, respectively, and mortgage servicing rights carried at fair value of $36.8 million and $31.2 million, respectively. In addition, other assets also included forward contracts carried at fair value of $4.8 million and $1.7 million as of February 28, 2018 and November 30, 2017, respectively.

(6)
As of February 28, 2018 and November 30, 2017, other liabilities included $57.2 million and $57.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation.

At February 28, 2018, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2018 (1)	$150,000
364-day warehouse repurchase facility that matures June 2018	400,000
364-day warehouse repurchase facility that matures June 2018 (2)	300,000
364-day warehouse repurchase facility that matures September 2018	300,000
364-day warehouse repurchase facility that matures December 2018 (3)	400,000
Total	$1,550,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $75 million. Subsequent to February 28, 2018, the warehouse repurchase facility maturity was extended to March 2019.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $772.1 million and $937.2 million at February 28, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $800.2 million and $974.1 million at February 28, 2018 and November 30, 2017, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Loan origination liabilities, beginning of period	$22,543	24,905
Provision for losses	647	878
Origination liabilities assumed related to CalAtlantic acquisition	3,959	—
Payments/settlements	(39)	(780)
Loan origination liabilities, end of period	$27,110	25,003

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$113,582	241,861
Restricted cash (1)	20,536	22,466
Loans held-for-sale (2)	125,013	236,018
Loans receivable, net	1,932	1,933
Real estate owned, net	63,284	86,047
Investments in unconsolidated entities	275,850	265,418
Investments held-to-maturity	210,882	179,659
Other	98,170	120,438
	$909,249	1,153,840
Liabilities:
Notes and other debts payable (3)	$438,879	625,081
Other	49,225	94,975
	$488,104	720,056

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

(3)
As of February 28, 2018 and November 30, 2017, notes and other debts payable primarily included $249.1 million and $349.4 million, respectively, related to Rialto's 7.00% senior notes due December 2018, and $45.9 million and $162.1 million, respectively, related to

Rialto's warehouse repurchase facilities. Subsequent to February 28, 2018, the remaining principal balance of Rialto's 7.00% senior notes due December 2018 was paid off.
Rialto Mortgage Finance - loans held-for-sale
During the three months ended February 28, 2018, RMF originated loans with a total principal balance of $238.0 million, all of which was recorded as loans held-for-sale, and sold $347.7 million of loans into three separate securitizations. During the three months ended February 28, 2017, RMF originated loans with a total principal balance of $403.7 million of which $394.3 million were recorded as loans held-for-sale and $9.3 million as accrual loans within loans receivable, net, and sold $477.7 million of loans into three separate securitizations. As of February 28, 2018 and November 30, 2017, there were no unsettled transactions.
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
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. At February 28, 2018, the consolidated LLCs had total combined assets of $20.0 million, which primarily included $10.1 million in cash, $7.4 million of real estate owned, net, and $1.6 million of loans held-for-sale. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, or (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At February 28, 2018, the consolidated LLCs had total combined assets of $20.0 million, which primarily included $10.1 million in cash, $7.4 million of real estate owned, net, and $1.6 million of loans held-for-sale. At February 28, 2018, all remaining assets with carrying values were under contract to be sold. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale.
Warehouse Facilities
At February 28, 2018, Rialto's warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2018 (one year extension)	$400,000
364-day warehouse repurchase facility that matures November 2018	200,000
364-day warehouse repurchase facility that matures December 2018	200,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loan origination and securitization business (RMF)	$1,000,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (1)	100,000
Total	$1,100,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both February 28, 2018 and November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $45.9 million and $162.1 million as of February 28, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2018	February 28, 2018	November 30, 2017
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$41,871	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	87,884	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	14,917	19,189
Rialto Capital CMBS Funds	2014	119,174	119,177	52,474	52,474	54,409	54,018
Rialto Real Estate Fund III	2015	1,887,000	699,590	140,000	49,962	49,882	41,223
Rialto Credit Partnership, LP	2016	220,000	208,181	19,999	18,925	17,190	13,288
Other investments						9,697	8,936
						$275,850	265,418

During the three months ended February 28, 2018 and 2017, Rialto received $3.1 million and $0.9 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, during the three months ended February 28, 2018 and 2017, Rialto received $2.4 million and $10.0 million, respectively, of distributions with regard to its carried interest in Rialto Real Estate Fund, LP. These incentive income distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$44,270	95,552
Loans receivable	591,157	538,317
Real estate owned	346,320	348,601
Investment securities	1,942,045	1,849,795
Investments in partnerships	416,311	393,874
Other assets	58,014	42,949
	$3,398,117	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$42,177	48,374
Notes payable (1)	535,790	576,810
Equity	2,820,150	2,643,904
	$3,398,117	3,269,088

(1)	Notes payable are net of debt issuance costs of $4.1 million and $3.1 million, as of February 28, 2018 and November 30, 2017, respectively.

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues	$89,764	57,156
Costs and expenses	22,071	28,001
Other income, net (1)	49,187	327
Net earnings of unconsolidated entities	$116,880	29,482
Rialto equity in earnings from unconsolidated entities	$9,114	722

(1)	Other income, net, includes realized and unrealized gains (losses) on investments.
Investments held-to-maturity
At February 28, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $210.9 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059.
The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2018 or 2017. The Rialto segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$16,249	8,676
Receivables (1)	72,613	69,678
Land under development	332,291	208,618
Investment in unconsolidated entities	437,367	407,544
Other assets	34,310	16,209
	$892,830	710,725
Liabilities:
Accounts payable and other liabilities	$141,057	149,715

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both February 28, 2018 and November 30, 2017, the fair value of the completion guarantees was immaterial. Additionally, as of February 28, 2018 and November 30, 2017, the Lennar Multifamily segment had $4.6 million and $4.7 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of February 28, 2018 and November 30, 2017, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $977.1 million and $896.7 million, respectively.

In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three months ended February 28, 2018 and 2017, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $11.5 million and $13.0 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three months ended February 28, 2018 and 2017, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $81.7 million and $75.7 million, respectively, which were partially offset by costs related to those services of $78.6 million and $73.7 million, respectively.
The Lennar Multifamily Venture (the "Venture") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the three months ended February 28, 2018, $131.9 million in equity commitments were called, of which the Company contributed its portion of $31.7 million. During the three months ended February 28, 2018, the Company received $0.9 million distributions as a return of capital from the Venture. As of February 28, 2018, $1.6 billion of the $2.2 billion in equity commitments had been called, of which the Company has contributed $382.4 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $121.6 million. As of February 28, 2018 and November 30, 2017, the carrying value of the Company's investment in the Venture was $353.4 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP ("Venture II") for the development, construction and property management of class-A multifamily assets. With the first close, Venture II will have approximately $500 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. It will be seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$33,666	37,073
Operating properties and equipment	3,167,040	2,952,070
Other assets	31,431	36,772
	$3,232,137	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$211,429	212,123
Notes payable (1)	959,563	879,047
Equity	2,061,145	1,934,745
	$3,232,137	3,025,915

(1)	Notes payable are net of debt issuance costs of $17.6 million as of both February 28, 2018 and November 30, 2017, respectively.

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues	$23,952	11,617
Costs and expenses	31,795	22,346
Other income, net	7,307	50,539
Net earnings (loss) of unconsolidated entities	$(536)	39,810
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$2,742	23,147

(1)
During the three months ended February 28, 2018, the Lennar Multifamily segment sold one operating property through an unconsolidated entity resulting in the segment's $4.1 million share of gains. During the three months ended February 28, 2017, the Lennar Multifamily segment sold two operating properties through its unconsolidated entities resulting in the segment's $26.0 million share of gains.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 28, 2018 and November 30, 2017 included $438.7 million and $569.8 million, respectively, of cash held in escrow for approximately 3 days.

(12)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2018	November 30, 2017
Unsecured revolving credit facility	$500,000	—
1.625% convertible senior notes due 2018 (1)	11,323	—
8.375% senior notes due 2018 (2)	582,032	—
6.95% senior notes due 2018	249,667	249,342
4.125% senior notes due December 2018	274,602	274,459
0.25% convertible senior notes due 2019 (1)	268,838	—
4.500% senior notes due 2019	498,968	498,793
4.50% senior notes due 2019	598,571	598,325
6.625% senior notes due 2020 (2)	318,171	—
2.95% senior notes due 2020	298,403	298,305
8.375% senior notes due 2021 (2)	449,464	—
4.750% senior notes due 2021	497,524	497,329
6.25% senior notes due December 2021 (2)	319,301	—
4.125% senior notes due 2022	596,152	595,904
5.375% senior notes due 2022 (2)	263,339	—
4.750% senior notes due 2022	569,645	569,484
4.875% senior notes due December 2023	395,265	394,964
4.500% senior notes due 2024	645,534	645,353
5.875% senior notes due 2024 (2)	456,569	—
4.750% senior notes due 2025	496,781	496,671
5.25% senior notes due 2026 (2)	410,115	—
5.00% senior notes due 2027 (2)	353,597	—
4.75% senior notes due 2027	892,706	892,657
Mortgage notes on land and other debt	435,973	398,417
	$10,382,540	6,410,003

(1)
As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018), which is the amount included in the table above. In March 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused the Company to purchase them for cash or converted them into a combination of the Company’s Class A and Class B common stock and cash, resulting in the Company’s issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the convertible senior notes had either been converted or redeemed.

(2)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of Lennar Corporation as follows: $485.6 million principal amount of 8.375% Senior Notes due 2018, $267.7 million principal amount of 6.625% Senior Notes due 2020, $397.6 million principal amount of 8.375% Senior Notes due 2021, $292.0 million million principal amount of 6.25% Senior Notes due 2021, $240.8 million principal amount of 5.375% Senior Notes due 2022, $421.4 million principal amount of 5.875% Senior Notes due 2024, $395.5 million principal amount of 5.25% Senior Notes due 2026 and $347.3 million principal amount of 5.00% Senior Notes due 2027. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

The carrying amounts of the senior notes listed above are net of debt issuance costs of $38.6 million and $33.5 million, as of February 28, 2018 and November 30, 2017, respectively.
In February 2018, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.1 billion of the Credit Facility from June 2022 to April 2023, with $70 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of February 28, 2018, the Credit Facility included a $420 million accordion feature, subject to additional commitments. Subsequent to February 28, 2018, an additional $175 million was committed to, reducing the accordion feature to $245 million. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at February 28, 2018. In addition, the Company had $260 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $471.0 million and $384.4 million, respectively, at February 28, 2018 and November 30, 2017. The Company’s financial letters of credit outstanding were $164.7 million and $127.4 million, at February 28, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2018, the Company had outstanding surety bonds of $2.4 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2018, there were approximately $1.2 billion, or 50%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Warranty reserve, beginning of the period	$164,619	135,403
Warranties issued	24,689	20,720
Adjustments to pre-existing warranties from changes in estimates (1)	2,868	2,346
Warranties assumed related to acquisitions	108,404	6,345
Payments	(30,524)	(25,827)
Warranty reserve, end of period	$270,056	138,987

(1)
The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2018 and 2017 primarily related to specific claims related to certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three months ended February 28, 2018, the Company granted employees 0.4 million of nonvested shares. During the three months ended February 28, 2017, the Company granted an immaterial number of nonvested shares. Compensation expense related to the Company’s nonvested shares for the three months ended February 28, 2018 and 2017 was $17.8 million and $12.5 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2018 and November 30, 2017, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2018		November 30, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto:
Loans receivable, net	Level 3	$1,932	1,932	1,933	1,933
Investments held-to-maturity	Level 3	$210,882	229,551	179,659	199,190
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$69,832	63,171	44,193	41,795
Investments held-to-maturity	Level 2	$60,831	60,441	52,327	52,189
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$10,382,540	10,476,731	6,410,003	6,598,848
Rialto notes payable and other debts payable	Level 2	$438,879	448,114	625,081	644,644
Lennar financial Services notes and other debts payable	Level 2	$772,240	772,240	937,431	937,431

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at February 28, 2018	Fair Value at November 30, 2017
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$123,398	234,403
Credit default swaps (2)	Level 2	$1,084	995
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (3)	Level 2	$689,172	937,516
Investments available-for-sale	Level 1	$57,768	57,439
Mortgage loan commitments	Level 2	$11,654	9,873
Forward contracts	Level 2	$4,844	1,681
Mortgage servicing rights	Level 3	$36,772	31,163

(1)
The aggregate fair value of Rialto loans held-for-sale of $123.4 million at February 28, 2018 is below their aggregate principal balance of $125.5 million by $2.1 million. The aggregate fair value of loans held-for-sale of $234.4 million at November 30, 2017 was below their aggregate principal balance of $235.4 million by $1.0 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $689.2 million at February 28, 2018 exceeds their aggregate principal balance of $676.8 million by $12.4 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $937.5 million at November 30, 2017 exceeded their aggregate principal balance of $908.8 million by $28.7 million.

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
Lennar Financial Services loans held-for-sale- Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2018 and November 30, 2017. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts- Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of February 28, 2018 and November 30, 2017, respectively.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2018, the segment had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through May 2018.
Lennar Financial Services mortgage servicing rights- Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of February 28, 2018, the key assumptions used in determining the fair value include a 11.6% mortgage prepayment rate, a 12.3% discount rate and a 6.1% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(16,297)	13,300
Mortgage loan commitments	$1,781	6,220
Forward contracts	$3,163	(28,214)
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$89	(431)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investment available-for-sale	$(658)	972

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended February 28,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$31,163	234,403	23,930	126,947
Purchases/loan originations	2,288	237,965	2,846	394,340
Sales/loan originations sold, including those not settled	—	(347,712)	—	(477,716)
Disposals/settlements	(1,213)	—	(891)	—
Changes in fair value (1)	4,534	753	612	1,420
Interest and principal paydowns	—	(2,011)	—	(52)
Ending balance	$36,772	123,398	26,497	44,939

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended February 28,
		2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses), Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$—	—	—	31,550	18,885	(12,665)
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$52,929	43,565	(9,364)	—	—	—
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$—	—	—	8,850	8,394	(456)
Upon management periodic valuations	Level 3	$16,453	10,968	(5,485)	52,425	40,096	(12,329)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 28, 2018 and 2017.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three months ended February 28, 2018 and 2017.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The losses, net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2018 and 2017.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2017.
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

On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of February 28, 2018 and 2017, there were 1,340 and 750 active communities, excluding unconsolidated entities, respectively. As of February 28, 2018, the Company identified 20 communities with 1,184 homesites and a corresponding carrying value of $267.6 million as having potential indicators of impairment. For the three months ended February 28, 2018, the Company recorded a valuation adjustment of $6.9 million on 114 homesites in one community with a carrying value of $17.5 million.
As of February 28, 2017, the Company identified 16 communities with 589 homesites and a corresponding carrying value of $102.9 million as having potential indicators of impairment. For the three months ended February 28, 2017, the Company recorded no impairments.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the three months ended February 28, 2018:

Three Months Ended
February 28, 2018
Unobservable inputs
Average selling price	$572,000
Absorption rate per quarter (homes)	6
Discount rate	20%

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 28, 2018. Based on the Company's evaluation, during the three months ended February 28, 2018, the Company consolidated a VIE that had an immaterial amount of combined assets and liabilities. During the three months ended February 28, 2018, there were no VIEs that were deconsolidated.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	February 28, 2018	November 30, 2017
Lennar Homebuilding	$990,723	900,769
Rialto	$275,850	265,418
Lennar Multifamily	$437,367	407,544

Consolidated VIEs
As of February 28, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $864.8 million and $366.0 million, respectively. As of November 30, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $799.4 million and $389.7 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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

Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of February 28, 2018

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$48,792	117,516
Rialto (2)	210,882	210,882
Lennar Multifamily (3)	371,916	498,450
	$631,590	826,848
As of November 30, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$181,804	248,909
Rialto (2)	179,659	179,659
Lennar Multifamily (3)	345,175	503,364
	$706,638	931,932

(1)
As of both February 28, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $62.5 million and $61.6 million, respectively.

(2)
As of both February 28, 2018 and November 30, 2017, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. As of February 28, 2018 and November 30, 2017, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $210.9 million and $179.7 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of February 28, 2018 and November 30, 2017, the remaining equity commitment of $121.6 million and $153.3 million, respectively, to fund the Venture for future expenditures related to the construction and development of its projects is included in Lennar's maximum exposure to loss. In addition, as of February 28, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $4.6 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

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
As of February 28, 2018, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $121.6 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of the projects and $4.6 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $62.5 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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

During the three months ended February 28, 2018, consolidated inventory not owned decreased by $26.6 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2018. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $202.4 million and $137.0 million at February 28, 2018 and November 30, 2017, respectively. Additionally, the Company had posted $46.9 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2018 and November 30, 2017, respectively.

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
In the first quarter of 2017, the Company recorded a $140 million loss due to litigation, which was related to litigation regarding a contract the Company entered into in 2005 to purchase a property in Maryland. As a result of the litigation, the Company purchased the property for $114 million, which approximated the Company's estimate of fair value for the property. In addition, the Company paid approximately $124 million in interest and other closing costs and has accrued for the amount it expects to pay as reimbursement for attorney's fees.
Our mortgage subsidiary has been subpoenaed by the United States Department of Justice ("DOJ") regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. The Company has provided information related to these loans and the Company's processes to the DOJ, and communications are ongoing. The DOJ has to date not asserted any claim for damages or penalties.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning December 1, 2017 and subsequent interim periods. As a result, beginning in the first quarter of 2018 the Company recognized prospectively excess tax benefits in the provision for income taxes in the accompanying condensed consolidated statement of operations. The change in the presentation in the statement of cash flows related to excess tax benefits is being applied prospectively and as such prior periods have not been adjusted. Excess tax benefits are being classified as operating activities. The impact of the adoption was not material to the Company's consolidated financial statements. The Company does not have any unrecognized excess tax benefits so there was no cumulative-effect adjustment recorded. In addition, per ASU 2016-09, the Company elected to record forfeitures when they occur.
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

(19)	Supplemental Financial Information
The indentures governing the Company’s 1.625% senior notes due 2018, 8.375% senior notes due 2018, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 0.25% senior notes due 2019, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2018 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 or were guaranteeing CalAtlantic convertible senior notes. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2018 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$298,162	637,847	14,973	—	950,982
Inventories	—	17,209,084	371,732	—	17,580,816
Investments in unconsolidated entities	—	974,404	16,319	—	990,723
Goodwill	—	3,433,477	—	—	3,433,477
Other assets	282,703	1,045,144	125,175	(15,508)	1,437,514
Investments in subsidiaries	10,817,911	110,353	—	(10,928,264)	—
Intercompany	11,701,443	—	—	(11,701,443)	—
	23,100,219	23,410,309	528,199	(22,645,215)	24,393,512
Lennar Financial Services	—	298,595	1,451,059	(1,222)	1,748,432
Rialto	—	—	909,249	—	909,249
Lennar Multifamily	—	—	892,830	—	892,830
Total assets	$23,100,219	23,708,904	3,781,337	(22,646,437)	27,944,023
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$529,607	1,610,823	282,488	(16,730)	2,406,188
Liabilities related to consolidated inventory not owned	—	333,548	13,500	—	347,048
Senior notes and other debts payable	9,509,682	861,798	11,060	—	10,382,540
Intercompany	—	10,342,346	1,359,097	(11,701,443)	—
	10,039,289	13,148,515	1,666,145	(11,718,173)	13,135,776
Lennar Financial Services	—	38,504	966,498	—	1,005,002
Rialto	—	—	488,104	—	488,104
Lennar Multifamily	—	—	141,057	—	141,057
Total liabilities	10,039,289	13,187,019	3,261,804	(11,718,173)	14,769,939
Stockholders’ equity	13,060,930	10,521,885	406,379	(10,928,264)	13,060,930
Noncontrolling interests	—	—	113,154	—	113,154
Total equity	13,060,930	10,521,885	519,533	(10,928,264)	13,174,084
Total liabilities and equity	$23,100,219	23,708,904	3,781,337	(22,646,437)	27,944,023

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,945,024	462,336	21,972	—	2,429,332
Inventories	—	10,560,996	299,894	—	10,860,890
Investments in unconsolidated entities	—	884,294	16,475	—	900,769
Goodwill	—	136,566	—	—	136,566
Other assets	246,490	520,899	114,431	(18,416)	863,404
Investments in subsidiaries	4,446,309	52,237	—	(4,498,546)	—
Intercompany	7,881,306	—	—	(7,881,306)	—
	14,519,129	12,617,328	452,772	(12,398,268)	15,190,961
Lennar Financial Services	—	130,184	1,561,525	(2,201)	1,689,508
Rialto	—	—	1,153,840	—	1,153,840
Lennar Multifamily	—	—	710,725	—	710,725
Total assets	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$635,227	1,011,051	294,933	(20,617)	1,920,594
Liabilities related to consolidated inventory not owned	—	367,220	13,500	—	380,720
Senior notes and other debts payable	6,011,585	394,365	4,053	—	6,410,003
Intercompany	—	6,775,719	1,105,587	(7,881,306)	—
	6,646,812	8,548,355	1,418,073	(7,901,923)	8,711,317
Lennar Financial Services	—	48,700	1,129,114	—	1,177,814
Rialto	—	—	720,056	—	720,056
Lennar Multifamily	—	—	149,715	—	149,715
Total liabilities	6,646,812	8,597,055	3,416,958	(7,901,923)	10,758,902
Stockholders’ equity	7,872,317	4,150,457	348,089	(4,498,546)	7,872,317
Noncontrolling interests	—	—	113,815	—	113,815
Total equity	7,872,317	4,150,457	461,904	(4,498,546)	7,986,132
Total liabilities and equity	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended February 28, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,653,194	8,899	—	2,662,093
Lennar Financial Services	—	73,012	103,102	(4,974)	171,140
Rialto	—	—	54,302	—	54,302
Lennar Multifamily	—	—	93,256	—	93,256
Total revenues	—	2,726,206	259,559	(4,974)	2,980,791
Cost and expenses:
Lennar Homebuilding	—	2,393,804	12,237	(2,034)	2,404,007
Lennar Financial Services	—	74,476	83,118	(6,149)	151,445
Rialto	—	—	45,413	—	45,413
Lennar Multifamily	—	—	97,199	—	97,199
Acquisition and integration costs related to CalAtlantic	—	104,195	—	—	104,195
Corporate general and administrative	65,923	604	—	1,283	67,810
Total costs and expenses	65,923	2,573,079	237,967	(6,900)	2,870,069
Lennar Homebuilding equity in loss from unconsolidated entities	—	(14,131)	(156)	—	(14,287)
Lennar Homebuilding other income, net	1,935	168,296	1,623	(1,926)	169,928
Rialto equity in earnings from unconsolidated entities	—	—	9,114	—	9,114
Rialto other expense, net	—	—	(8,791)	—	(8,791)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	2,742	—	2,742
Earnings (loss) before income taxes	(63,988)	307,292	26,124	—	269,428
Benefit (provision) for income taxes	31,565	(150,443)	(13,733)	—	(132,611)
Equity in earnings from subsidiaries	168,638	10,200	—	(178,838)	—
Net earnings (including net earnings attributable to noncontrolling interests)	136,215	167,049	12,391	(178,838)	136,817
Less: Net earnings attributable to noncontrolling interests	—	—	602	—	602
Net earnings attributable to Lennar	$136,215	167,049	11,789	(178,838)	136,215
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(658)	—	(658)
Total other comprehensive loss, net of tax	$—	—	(658)	—	(658)
Total comprehensive income attributable to Lennar	$136,215	167,049	11,131	(178,838)	135,557
Total comprehensive income attributable to noncontrolling interests	$—	—	602	—	602

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended February 28, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,012,882	5,812	—	2,018,694
Lennar Financial Services	—	50,509	102,532	(4,998)	148,043
Rialto	—	—	82,006	—	82,006
Lennar Multifamily	—	—	88,717	(32)	88,685
Total revenues	—	2,063,391	279,067	(5,030)	2,337,428
Cost and expenses:
Lennar Homebuilding	—	1,794,010	7,868	(317)	1,801,561
Lennar Financial Services	—	49,056	83,988	(5,665)	127,379
Rialto	—	—	66,965	(52)	66,913
Lennar Multifamily	—	—	92,649	—	92,649
Corporate general and administrative	59,179	255	—	1,265	60,699
Total costs and expenses	59,179	1,843,321	251,470	(4,769)	2,149,201
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(11,560)	26	—	(11,534)
Lennar Homebuilding other income (expense), net	(251)	4,773	956	261	5,739
Lennar Homebuilding loss due to litigation accrual	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	722	—	722
Rialto other expense, net	—	—	(16,658)	—	(16,658)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	23,147	—	23,147
Earnings (loss) before income taxes	(59,430)	73,283	35,790	—	49,643
Benefit (provision) for income taxes	20,444	(23,344)	(17,069)	—	(19,969)
Equity in earnings from subsidiaries	77,066	6,893	—	(83,959)	—
Net earnings (including net loss attributable to noncontrolling interests)	38,080	56,832	18,721	(83,959)	29,674
Less: Net loss attributable to noncontrolling interests	—	—	(8,406)	—	(8,406)
Net earnings attributable to Lennar	$38,080	56,832	27,127	(83,959)	38,080
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	—	—	972	—	972
Total other comprehensive income, net of tax	$—	—	972	—	972
Total comprehensive income attributable to Lennar	$38,080	56,832	28,099	(83,959)	39,052
Total comprehensive loss attributable to noncontrolling interests	$—	—	(8,406)	—	(8,406)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$136,215	167,049	12,391	(178,838)	136,817
Distributions of earnings from guarantor and non-guarantor subsidiaries	168,638	10,200	—	(178,838)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(274,370)	(352,627)	168,614	178,838	(279,545)
Net cash provided by (used in) operating activities	30,483	(175,378)	181,005	(178,838)	(142,728)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(9,659)	(31,989)	—	(41,648)
Proceeds from sales of real estate owned	—	—	18,080	—	18,080
Proceeds from sale of investment in unconsolidated entity	—	175,179	—	—	175,179
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash acquired	(1,162,342)	24,088	36,515	—	(1,101,739)
Other	(9,045)	(25,220)	(12,749)	—	(47,014)
Intercompany	(921,113)	—	—	921,113	—
Net cash provided by (used in) investing activities	(2,092,500)	164,388	(21,211)	921,113	(1,028,210)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	500,000	(454,700)	—	—	45,300
Net repayments under warehouse facilities	—	(27)	(344,484)	—	(344,511)
Debt issuance costs	(9,117)	—	(2,922)	—	(12,039)
Net payments on other borrowings, other liabilities, Rialto Senior Notes and other notes payable	—	(14,806)	(69,413)	—	(84,219)
Net payments related to noncontrolling interests	—		(19,908)	—	(19,908)
Common stock:
Repurchases	(25,355)	—	—	—	(25,355)
Dividends	(9,617)	(167,049)	(11,789)	178,838	(9,617)
Intercompany	—	729,979	191,134	(921,113)	—
Net cash provided by (used in) financing activities	455,911	93,397	(257,382)	(742,275)	(450,349)
Net decrease (increase) in cash and cash equivalents	(1,606,106)	82,407	(97,588)	—	(1,621,287)
Cash and cash equivalents at beginning of period	1,937,674	359,087	354,111	—	2,650,872
Cash and cash equivalents at end of period	$331,568	441,494	256,523	—	1,029,585

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$38,080	56,832	18,721	(83,959)	29,674
Distributions of earnings from guarantor and non-guarantor subsidiaries	77,066	6,893	—	(83,959)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(41,356)	(421,010)	428,057	83,959	49,650
Net cash provided by (used in) operating activities	73,790	(357,285)	446,778	(83,959)	79,324
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(111,072)	(673)	—	(111,745)
Proceeds from sales of real estate owned	—	—	24,215	—	24,215
Originations of loans receivable	—	—	(9,330)	—	(9,330)
Purchases of commercial mortgage-backed securities bonds	—	—	(40,357)	—	(40,357)
Acquisition, net of cash acquired	(596,172)	—	—	—	(596,172)
Other	(2,824)	(9,303)	(20,566)	—	(32,693)
Distributions of capital from guarantor and non-guarantor subsidiaries	30,000	30,000	—	(60,000)	—
Intercompany	(634,418)	—	—	634,418	—
Net cash used in investing activities	(1,203,414)	(90,375)	(46,711)	574,418	(766,082)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facility	250,000	—	—	—	250,000
Net repayments under warehouse facilities	—	(25)	(543,331)	—	(543,356)
Proceeds from senior notes and debt issuance costs	595,160	—	(6,008)	—	589,152
Net proceeds on Rialto notes payable	—	—	32,489	—	32,489
Net proceeds (payments) on other borrowings	—	(15,217)	6,370	—	(8,847)
Net payments related to noncontrolling interests	—		(25,718)	—	(25,718)
Excess tax benefits from share-based awards	1,953	—	—	—	1,953
Common stock:
Issuances	99	—	—	—	99
Repurchases	(83)	—	—	—	(83)
Dividends	(9,400)	(86,832)	(57,127)	143,959	(9,400)
Intercompany	—	440,388	194,030	(634,418)	—
Net cash provided by (used in) financing activities	837,729	338,314	(399,295)	(490,459)	286,289
Net increase (decrease) in cash and cash equivalents	(291,895)	(109,346)	772	—	(400,469)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$405,217	267,724	256,119	—	929,060

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2017.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions or beliefs regarding market conditions and similar matters. In many instances those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigation or analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views or views that are necessarily shared by all who are involved in those industries or markets. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: our inability to acquire land at anticipated prices; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance; unfavorable outcomes in legal proceedings; our inability to realize all of the anticipated synergy benefits from the CalAtlantic transaction; a downturn in the market for residential real estate; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our Lennar Multifamily rental units or difficulty selling our rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; negative effects of increasing mortgage interest rates; our inability to reduce the ratio of our homebuilding debt to our total capital net of cash; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2017 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
The housing market has been strong and there is a general sense of optimism in the market as jobs have been created, the labor participation rate is increasing, and wages are higher. The low unemployment rate and the labor shortage are driving wage growth which has added to our construction costs but expanded our customer base. The deficit in the production of new homes that has existed since the market downturn has created a supply shortage that matches up with both strengthening demand and a millennial population that has begun to form households and have children. Short supply with strong demand is propelling this recovery forward and the math would indicate that it will still take some years to get to equilibrium. The generally strong and stable economic setting has been an excellent backdrop to successfully integrate our strategic combination with CalAtlantic.
We are already starting to see the power of consolidation with CalAtlantic at the corporate level, the benefits of leverage from additional volume and scale in local markets. Since closing the transaction, we believe we are on track to meet or exceed our $100 million synergy savings expectations for 2018 and our $365 million synergies target for 2019.
We believe that we are poised to continue to grow our business and to leverage scale in each of our markets and to drive efficiencies and implement new technologies. Current market conditions enable us to grow, while management and company focus enable us to drive continued improvement and refinement of our business with critical scale in the best markets in the country.

Our net margins are expected to improve throughout the year as we achieve synergies and increase revenues from CalAtlantic. Both SG&A and corporate G&A expenses as a percentage of revenues were lower than last year, and our operations continued the pattern of exceeding our expectations driven by solid fundamentals. We believe these trends should carry forward throughout the year.
Sales and deliveries have continued to remain consistent and strong. Over the next two quarters, we will transition CalAtlantic communities to Lennar branding and our Everything’s Included® marketing model. Initially, sales and closings will be fairly flat with last year's pro forma numbers, but this will give way to higher absorptions and deliveries towards the latter half of 2018 and into 2019 and beyond. As deliveries increase later in the year, we expect to generate significant cash flow, and our first priority is to pay down debt and reduce leverage.
Additionally, we have engaged Wells Fargo Securities and Deutsche Bank Securities to advise us regarding possible strategic alternatives relating to our Rialto investment and asset management platform. In any event, Rialto Mortgage Finance, our commercial loan securitization business, will be moved out of Rialto and merged into Lennar Financial Services and certain other Rialto assets may be moved out of Rialto. We are hoping to reposition Rialto over the next 12 months as a step in our previously announced desire to move more towards being a pure-play homebuilding company.
We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver 45,765 homes in fiscal 2018. Overall, we believe we are on track to achieve another year of strong profitability in fiscal 2018.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $136.2 million, or $0.53 per diluted share ($0.53 per basic share), in the first quarter of 2018, compared to net earnings attributable to Lennar of $38.1 million, or $0.16 per diluted share ($0.16 per basic share), in the first quarter of 2017. Earnings in the first quarter of 2018 were reduced by $104.2 million ($0.31 per diluted share) of pretax acquisition and integration costs related to the acquisition of CalAtlantic, and a $68.6 million ($0.27 per diluted share) write down of deferred tax assets due to the reduction in the maximum federal corporate income tax rate. Earnings in the first quarter of 2017 were reduced by $140 million ($0.39 per diluted share) of pretax Lennar Homebuilding loss due to litigation.

Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Lennar Homebuilding revenues:
Sales of homes	$2,649,140	1,983,788
Sales of land	12,953	34,906
Total Lennar Homebuilding revenues	2,662,093	2,018,694
Lennar Homebuilding costs and expenses:
Costs of homes sold	2,132,512	1,564,623
Costs of land sold	14,383	32,924
Selling, general and administrative	257,112	204,014
Total Lennar Homebuilding costs and expenses	2,404,007	1,801,561
Lennar Homebuilding operating margins	258,086	217,133
Lennar Homebuilding equity in loss from unconsolidated entities	(14,287)	(11,534)
Lennar Homebuilding other income, net	169,928	5,739
Lennar Homebuilding loss due to litigation	—	(140,000)
Lennar Homebuilding operating earnings	413,727	71,338
Lennar Financial Services revenues	171,140	148,043
Lennar Financial Services costs and expenses	151,445	127,379
Lennar Financial Services operating earnings	19,695	20,664
Rialto revenues	54,302	82,006
Rialto costs and expenses	45,413	66,913
Rialto equity in earnings from unconsolidated entities	9,114	722
Rialto other expense, net	(8,791)	(16,658)
Rialto operating earnings (loss)	9,212	(843)
Lennar Multifamily revenues	93,256	88,685
Lennar Multifamily costs and expenses	97,199	92,649
Lennar Multifamily equity in earnings from unconsolidated entities	2,742	23,147
Lennar Multifamily operating earnings (loss)	(1,201)	19,183
Total operating earnings	441,433	110,342
Acquisition and integration costs related to CalAtlantic	(104,195)	—
Corporate general and administrative expenses	(67,810)	(60,699)
Earnings before income taxes	$269,428	49,643
Effects of CalAtlantic Acquisition
We had previously stated that we expected to receive $100 million of synergy benefits from the acquisition of CalAtlantic during 2018 and $365 million in 2019. By the end of March 2018, we had taken steps that made us believe that we are on track to meet or exceed our $100 million synergy savings expectations for 2018 and our $365 million synergies target for 2019. These steps included elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.
Our operating results for the three months ended February 28, 2018 were adversely affected by $104.2 million of acquisition and integration costs and $55.0 million of purchase accounting adjustments on CalAtlantic homes in backlog and homes completed that were delivered in the first quarter of 2018. We will continue to incur integration costs during the remainder of fiscal 2018. Additionally, our earnings in the second and third quarters will continue to be affected by purchase accounting adjustments impacting gross margins recognized on CalAtlantic homes in backlog and homes in process or completed at the date of acquisition.

Three Months Ended February 28, 2018 versus Three Months Ended February 28, 2017
On February 12, 2018, Lennar Corporation completed its acquisition of CalAtlantic Group, Inc ("CalAtlantic"). Prior year information includes only stand-alone data for Lennar Corporation for the three months ended February 28, 2017.
Revenues from home sales increased 34% in the first quarter of 2018 to $2.6 billion from $2.0 billion in the first quarter of 2017. Revenues were higher primarily due to a 24% increase in the number of home deliveries, excluding unconsolidated entities, and an 8% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 6,734 homes in the first quarter of 2018 from 5,433 homes in the first quarter of 2017. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other primarily as a result of the CalAtlantic acquisition. The average sales price of homes delivered was $393,000 in the first quarter of 2018, compared to $365,000 in the first quarter of 2017. Sales incentives offered to homebuyers were $22,300 per home delivered in the first quarter of 2018, or 5.4% as a percentage of home sales revenue, compared to $22,700 per home delivered in the first quarter of 2017, or 5.9% as a percentage of home sales revenue, and $22,700 per home delivered in the fourth quarter of 2017, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $516.6 million, or 19.5%, in the first quarter of 2018. Excluding the backlog write-up of $55.0 million related to purchase accounting adjustments on CalAtlantic homes in backlog and homes completed that were delivered in the first quarter of 2018, gross margins on home sales were $571.7 million or 21.6%. This compared to $419.2 million, or 21.1%, in the first quarter of 2017. Gross margin percentage on home sales excluding the backlog write-up increased compared to the first quarter of 2017 primarily due to an increase in the average sales price of homes delivered and increased volume. Losses on land sales were $1.4 million in the three months ended February 28, 2018, compared to gross profits on land sales of $2.0 million in the three months ended February 28, 2017.
Selling, general and administrative expenses were $257.1 million in the first quarter of 2018, compared to $204.0 million in the first quarter of 2017, which included approximately $10 million of transaction expenses related to the WCI acquisition, mainly offset by other one-time legal and insurance benefits. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.7% in the first quarter of 2018, from 10.3% in the first quarter of 2017 due to improved operating leverage as a result of an increase in home deliveries.
Lennar Homebuilding equity in loss from unconsolidated entities was $14.3 million in the first quarter of 2018, compared to $11.5 million in the first quarter of 2017. In the first quarter of 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and our share of net operating losses from our unconsolidated entities. In the first quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities, primarily driven by general and administrative expenses, as there were not sufficient land sale transactions to offset those expenses during the first quarter of 2017.
Lennar Homebuilding other income, net, was $169.9 million in the first quarter of 2018, compared to $5.7 million in the first quarter of 2017. Lennar Homebuilding other income, net, in the first quarter of 2018 was primarily related to a $164.9 million gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings.
Lennar Homebuilding loss due to litigation of $140 million in the first quarter of 2017 was related to litigation regarding a contract we entered into in 2005 to purchase a property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and we accrued for the amount we expect to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $51.2 million in the first quarter of 2018 ($48.3 million was included in costs of homes sold, $0.4 million in costs of land sold and $2.4 million in other income, net), compared to $52.4 million in the first quarter of 2017 ($48.7 million was included in costs of homes sold, $2.4 million in costs of land sold and $1.2 million in other income, net).
Operating earnings for our Lennar Financial Services segment were $19.7 million in the first quarter of 2018, compared to $20.7 million in the first quarter of 2017. Operating earnings were impacted by a decrease in refinance transactions.
Operating earnings for the Rialto segment were $10.4 million in the first quarter of 2018 (which included $9.2 million of operating earnings and an add back of $1.2 million of net loss attributable to noncontrolling interests). Operating earnings in the first quarter of 2017 were $12.0 million (which included a $0.8 million operating loss and an add back of $12.9 million of net loss attributable to noncontrolling interests). The decrease in operating earnings was primarily due to a decrease in Rialto Mortgage Finance ("RMF") securitization revenues as a result of lower volume and a decrease in incentive income related to carried interest distributions from the Rialto real estate funds. These decreases to operating earnings were partially offset by a decrease in real estate owned impairments and lower general and administrative expenses.

Operating losses for our Lennar Multifamily segment were $1.2 million in the first quarter of 2018, primarily due to general and administrative expenses partially offset by the segment's $4.1 million share of gains as a result of the sale of one operating property by one of Lennar Multifamily's unconsolidated entities and management fee income. In the first quarter of 2017, our Lennar Multifamily segment had operating earnings of $19.2 million primarily due to the segment's $26.0 million share of gains as a result of the sale of two operating properties by Lennar Multifamily's unconsolidated entities.
Corporate general and administrative expenses were $67.8 million, or 2.3% as a percentage of total revenues, in the first quarter of 2018, compared to $60.7 million, or 2.6% as a percentage of total revenues, in the first quarter of 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues is due to improved operating leverage as a result of an increase in home deliveries.
Net earnings (loss) attributable to noncontrolling interests were $0.6 million and ($8.4) million in the first quarter of 2018 and 2017, respectively. Net loss attributable to noncontrolling interests in the first quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to the Lennar Homebuilding consolidated joint ventures.
In the first quarter of 2018 and 2017, we had a tax provision of $132.6 million and $20.0 million, respectively. Our overall effective income tax rates were 49.3% and 34.4% in the first quarter of 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 included the non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction and solar tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the three months ended February 28, 2018 was 23.8%. The effective tax rate for the first quarter of 2017 included tax benefits for domestic production activities deduction and energy tax credits, offset primarily by state income tax expense.
Homebuilding Segments
We have aggregated our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central, and Homebuilding West, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. This includes Indiana and Utah which are states with operations acquired from CalAtlantic. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those three reportable segments.
At February 28, 2018, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Indiana, Minnesota, Oregon, Tennessee, Utah and Washington

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Homebuilding revenues:
East:
Sales of homes	$1,066,072	767,460
Sales of land	4,582	266
Total East	1,070,654	767,726
Central:
Sales of homes	603,769	488,741
Sales of land	8,011	27,440
Total Central	611,780	516,181
West:
Sales of homes	779,879	548,648
Sales of land	—	4,150
Total West	779,879	552,798
Other:
Sales of homes	199,420	178,939
Sales of land	360	3,050
Total Other	199,780	181,989
Total homebuilding revenues	$2,662,093	2,018,694

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Operating earnings (loss):
East:
Sales of homes	$108,528	80,768
Sales of land	(1,446)	308
Equity in earnings (loss) from unconsolidated entities	108	(161)
Other income (expense), net	(1,269)	3,376
Loss due to litigation	—	(140,000)
Total East	105,921	(55,709)
Central:
Sales of homes	42,479	52,902
Sales of land	2,004	1,035
Equity in earnings from unconsolidated entities	107	43
Other expense, net	(2,044)	(1,122)
Total Central	42,546	52,858
West:
Sales of homes	96,882	61,921
Sales of land	(2,066)	679
Equity in loss from unconsolidated entities	(14,497)	(11,365)
Other income, net	170,957	2,125
Total West	251,276	53,360
Other:
Sales of homes	11,627	19,560
Sales of land	78	(40)
Equity in loss from unconsolidated entities	(5)	(51)
Other income, net	2,284	1,360
Total Other	13,984	20,829
Total homebuilding operating earnings	$413,727	71,338

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2018	2017	2018	2017	2018	2017
East	3,165	2,470	$1,066,072	767,460	$337,000	311,000
Central	1,687	1,439	603,768	488,741	358,000	340,000
West	1,475	1,154	802,473	560,753	544,000	486,000
Other	438	390	199,420	178,939	455,000	459,000
Total	6,765	5,453	$2,671,733	1,995,893	$395,000	366,000
Of the total homes delivered listed above, 31 homes with a dollar value of $22.6 million and an average sales price of $729,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2018, compared to 20 home deliveries with a dollar value of $12.1 million and an average sales price of $605,000 for the three months ended February 28, 2017.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,		February 28,		February 28,
	2018	2017	2018	2017	2018	2017
East	$79,494	54,587	$25,100	22,100	7.0%	6.7%
Central	44,699	38,427	26,500	26,700	6.9%	7.3%
West	17,428	23,561	12,100	20,800	2.2%	4.1%
Other	8,315	6,966	19,000	17,900	4.0%	3.7%
Total	$149,936	123,541	$22,300	22,700	5.4%	5.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2018	2017	2018	2017	2018	2017
East	4,014	2,944	$1,330,389	934,788	$331,000	318,000
Central	2,067	1,620	738,561	544,866	357,000	336,000
West	1,804	1,550	1,039,120	788,614	576,000	509,000
Other	571	369	260,931	172,144	457,000	467,000
Total	8,456	6,483	$3,369,001	2,440,412	$398,000	376,000
Of the total new orders listed above, 26 homes with a dollar value of $16.3 million and an average sales price of $628,000 represent new orders from unconsolidated entities for the three months ended February 28, 2018, compared to five new orders with a dollar value of $4.2 million and an average sales price of $847,000 for the three months ended February 28, 2017.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2018 and 2017.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2018 (1)	2017	2018	2017	2018	2017
East (2)	7,925	4,081	$2,954,113	1,422,381	$373,000	349,000
Central	4,431	2,502	1,813,223	877,904	409,000	351,000
West	3,536	1,926	2,224,561	976,453	629,000	507,000
Other	1,674	508	681,860	249,237	407,000	491,000
Total	17,566	9,017	$7,673,757	3,525,975	$437,000	391,000
Of the total homes in backlog listed above, 18 homes with a backlog dollar value of $8.9 million and an average sales price of $494,000 represent the backlog from unconsolidated entities at February 28, 2018, compared to 15 homes with a backlog dollar value of $8.1 million and an average sales price of $541,000 at February 28, 2017.

(1)
During the three months ended February 28, 2018, we acquired 6,940 homes in backlog from the CalAtlantic acquisition. Of the homes in backlog acquired, 2,776 homes were in the East, 1,838 homes were in the Central, 1,200 homes were in the West and 1,126 homes were in Other.

(2)	During the three months ended February 28, 2017, we acquired 364 homes in backlog from the WCI acquisition.
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
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28,
	2018	2017
East	14%	16%
Central	16%	19%
West	11%	14%
Other	8%	15%
Total	14%	16%
Active Communities:

	February 28,
	2018 (2)	2017
East (1)	620	355
Central	366	204
West	206	139
Other	152	54
Total	1,344	752
Of the total active communities listed above, four and two communities represent active communities being developed by unconsolidated entities as of February 28, 2018 and 2017, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017.

(2)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 231 were in the East, 149 were in the Central, 69 were in the West and 93 were in Other.

The following table details our gross margins on home sales for the three months ended February 28, 2018 and 2017 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 28,
(Dollars in thousands)	2018 (1)		2017
East:
Sales of homes	$1,066,072		767,460
Costs of homes sold	847,224		597,110
Gross margins on home sales	218,848	20.5%	170,350	22.2%
Central:
Sales of homes	603,769		488,741
Costs of homes sold	501,108		387,337
Gross margins on home sales	102,661	17.0%	101,404	20.7%
West:
Sales of homes	779,879		548,648
Costs of homes sold	619,386		440,658
Gross margins on home sales	160,493	20.6%	107,990	19.7%
Other:
Sales of homes	199,420		178,939
Costs of homes sold	164,794		139,518
Gross margins on home sales	34,626	17.4%	39,421	22.0%
Total gross margins on home sales	$516,628	19.5%	419,165	21.1%

(1)
During the three months ended February 28, 2018, gross margin on home sales include $55.0 million of purchase accounting adjustments on CalAtlantic homes in backlog and homes completed that were delivered in the first quarter of 2018.

Three Months Ended February 28, 2018 versus Three Months Ended February 28, 2017
Homebuilding East: Revenues from home sales increased for the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in the number of home deliveries in all the states in the segment except for New Jersey. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas partially offset by a decrease in the average sales price of homes delivered in Georgia. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic during the first quarter of 2018. The decrease in the number of home deliveries in New Jersey was primarily due to a decrease in average active communities. The increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities and favorable market conditions. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales for the first quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes in backlog at the acquisition date which reduced the gross margin percentage for those deliveries.
Homebuilding Central: Revenues from home sales increased for the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states of the segment. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic during the first quarter of 2018. The increase in the average sales price of homes delivered was primarily due to favorable market conditions and a change in product mix driven by an increase in home deliveries in higher-priced communities in the first quarter of 2018. Gross margin percentage on home sales for the first quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes in backlog at the acquisition date which reduced the gross margin percentage for those deliveries. In addition, there was a $6.9 million valuation adjustment in one community.
Homebuilding West: Revenues from home sales increased for the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the number of home deliveries is primarily due to higher demand as the number of deliveries per active community increased and an increase in active communities due to communities acquired from CalAtlantic during the first quarter of 2018. The increase in the average sales price of homes delivered was primarily due to a change in product mix and favorable market conditions. Gross margin percentage on home sales for the first quarter of 2018 increased compared to the same period last year primarily due to an increase in average sales price partially offset by purchase accounting adjustments on CalAtlantic homes in backlog at the acquisition date which reduced the gross margin percentage for those deliveries.
Homebuilding Other: Revenues from home sales increased for the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other except Oregon and Washington. The increase in the number of home deliveries in Illinois, Indiana, Minnesota and Utah was primarily due to an increase in active communities including communities acquired from CalAtlantic during the first quarter of 2018. The decrease in the number of home deliveries in Oregon was primarily due to a decrease in active communities. The decrease in the number of home deliveries in Washington was primarily due to a decrease in the number of deliveries per active community. Both states being impacted by the timing of opening and closing of communities. Gross margin percentage on home sales for the first quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes in backlog at the acquisition date which reduced the gross margin percentage for those deliveries.
Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance, closing services and property and casualty insurance for both buyers of our homes and others. It also includes a real estate brokerage business acquired as part of the WCI transaction. Our Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
As part of the CalAtlantic acquisition in February 2018, Lennar Financial Services merged with CalAtlantic's financial services business. This business operates in the same states as CalAtlantic's homebuilding divisions.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2018	2017
Revenues	$171,140	148,043
Costs and expenses	151,445	127,379
Operating earnings	$19,695	20,664
Dollar value of mortgages originated	$1,948,000	1,815,000
Number of mortgages originated	6,600	6,600
Mortgage capture rate of Lennar homebuyers (1)	78%	81%
Number of title and closing service transactions	23,400	23,600
Number of title policies issued	68,200	84,100

(1)
During the three months ended February 28, 2018, mortgage capture rate is combined for Lennar and CalAtlantic homebuyers. Mortgage capture rate for just Lennar homebuyers was 80% for the three months ended February 28, 2018.

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

Rialto's operating earnings (loss) was as follows:

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues	$54,302	82,006
Costs and expenses (1)	45,413	66,913
Rialto equity in earnings from unconsolidated entities	9,114	722
Rialto other expense, net (2)	(8,791)	(16,658)
Operating earnings (loss) (3)	$9,212	(843)

(1)
Costs and expenses included loan impairments of $12.7 million for the three months ended February 28, 2017 primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)	Rialto other expense, net, included REO impairments of $5.5 million and $12.3 million for the three months ended February 28, 2018 and 2017, respectively.

(3)	Operating earnings (loss) for the three months ended February 28, 2018 and 2017 included net loss attributable to noncontrolling interests of $1.2 million and $12.9 million, respectively.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the three months ended February 28, 2018, RMF originated loans with a total principal balance of $238.0 million which were recorded as loans held-for-sale and sold $347.7 million of loans into three separate securitizations. During the three months ended February 28, 2017, RMF originated loans with a total principal balance of $403.7 million, of which $394.3 million were recorded as loans held-for-sale and $9.3 million as accrual loans within loans receivable, net, and sold $477.7 million of loans into three separate securitizations.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, and (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At February 28, 2018, the consolidated LLCs had total combined assets of $20.0 million, which primarily included $10.1 million in cash, $7.4 million of real estate owned, net and $1.6 million of loans held-for-sale. At February 28, 2018, all remaining assets with carrying values were under contract to be sold.
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

At February 28, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $210.9 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of February 28, 2018 and November 30, 2017, our balance sheet had $892.8 million and $710.7 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $437.4 million and $407.5 million, respectively. Our net investment in the Lennar Multifamily segment as of February 28, 2018 and November 30, 2017 was $748.0 million and $561.0 million, respectively. During the three months ended February 28, 2018 and February 28, 2017, our Lennar Multifamily segment sold one and two operating properties, respectively, through its unconsolidated entities resulting in the segment's $4.1 million and $26.0 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture") as of both February 28, 2018 and November 30, 2017. As of February 28, 2018, our Lennar Multifamily segment had interests in 52 communities with development costs of approximately $5.4 billion, of which 18 communities were completed and operating, 9 communities were partially completed and leasing, 22 communities were under construction and the remaining communities were owned. As of February 28, 2018, our Lennar Multifamily segment also had a pipeline of 30 potential future projects totaling approximately $4.0 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP ("Venture II") for the development, construction and property management of class-A multifamily assets. With the first close, Venture II will have approximately $500 million of equity commitments, including a $255 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. It will be seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
(2) Financial Condition and Capital Resources
At February 28, 2018, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.0 billion, compared to $2.7 billion at November 30, 2017 and $929.1 million at February 28, 2017.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the three months ended February 28, 2018 and 2017, cash (used in) provided by operating activities totaled ($142.7) million and $79.3 million, respectively. During the three months ended February 28, 2018, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $548.7 million, a decrease in accounts payable and other liabilities of $46.3 million, and an increase in other assets of $26.6 million, partially offset by our net earnings, and a decrease in loans held-for-sale of $423.0 million, of which $313.9 million related to Lennar Financial Services and $109.1 million related to Rialto. For the three months ended February 28, 2018, distributions of earnings from unconsolidated entities were $3.5 million, which included (1) $2.4 million from Lennar Multifamily unconsolidated entities, and (2) $1.1 million from Rialto unconsolidated entities.
During the three months ended February 28, 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in loans held-for-sale of which $257.4 million related to Lennar Financial Services and $82.1 million related to RMF, and a decrease in receivables and other assets, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs. For the three months ended February 28, 2017, distributions of earnings from unconsolidated entities were (1) $24.7 million from Lennar Multifamily unconsolidated entities, (2) $6.3 million from Rialto unconsolidated entities, and (3) $0.9 million from Lennar Homebuilding unconsolidated entities.

Investing Cash Flow Activities
During the three months ended February 28, 2018 and 2017, cash used in investing activities totaled $1.0 billion and $766.1 million, respectively. During the three months ended February 28, 2018, our cash used in investing activities was primarily due to the $1.1 billion of cash used for the acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $62.6 million to unconsolidated entities, which included (1) $35.2 million to Lennar Multifamily unconsolidated entities primarily for working capital, (2) $15.0 million to Rialto unconsolidated entities comprised primarily of $9.9 million contributed to Rialto Real Estate Fund III ("Fund III"), $4.4 million contributed to Rialto Credit Partnership Fund, LP ("RCP Fund") and $0.8 million contributed to other investments, and (3) $12.4 million to Lennar Homebuilding unconsolidated entities. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $175.2 million of proceeds from the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, $18.1 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $20.9 million, which included (1) $12.6 million from Rialto unconsolidated entities comprised of $4.7 million distributed by Mezzanine Partners Fund, LP (the "Mezzanine Fund"), $3.8 million distributed by Fund III, $2.0 million distributed by Rialto Capital CMBS Funds (the "CMBS Funds"), $1.4 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), and $0.7 million distributed by RCP Fund, (2) $5.6 million from Lennar Multifamily unconsolidated entities; and (3) $2.7 million from Lennar Homebuilding unconsolidated entities.
During the three months ended February 28, 2017, cash used in investing activities was primarily impacted by $596.2 million for the acquisition of WCI, net of cash acquired. In addition, we had cash contributions of (1) $120.3 million to Lennar Homebuilding unconsolidated entities primarily for working capital and paydown of joint venture debt, (2) $26.5 million to Lennar Multifamily unconsolidated entities primarily for working capital, and (3) $4.9 million to Rialto unconsolidated entities comprised of $2.6 million contributed to Rialto Real Estate Fund III and $2.3 million contributed to RCP Fund. Cash used in investing activities was impacted by purchases of CMBS and originations of loans receivable by our Rialto segment. This was partially offset by the receipt of $24.2 million of proceeds from the sales of REO and by distributions of capital of (1) $20.6 million from Lennar Multifamily unconsolidated entities; (2) $10.0 million from Rialto unconsolidated entities comprised of $6.7 million distributed by Fund II, $1.7 million distributed by the CMBS Funds, and $1.6 million distributed by Mezzanine Fund; and (3) $9.4 million from Lennar Homebuilding unconsolidated entities.
Financing Cash Flow Activities
During the three months ended February 28, 2018 and 2017, cash (used in) provided by financing activities totaled ($450.3) million and $286.3 million, respectively. During the three months ended February 28, 2018, cash used in financing activities was primarily impacted by (1) $344.5 million of net repayments under our warehouse facilities, which was comprised of $228.5 million of net repayment under Lennar Financial Services' warehouse repurchase facilities and $116.0 million of net repayment under Rialto's warehouse repurchase facilities, (2) $100.2 million of aggregate principal payment on Rialto's 7.00% senior notes due December 2018 and other notes payable, (3) $23.8 million of payments related to noncontrolling interests, and (4) $15.4 million of principal payments on other borrowings. This was partially offset by (1) $45.3 million of net borrowings under our Credit Facilities as we repaid the amount outstanding under the CalAtlantic revolving credit facility acquired and increased borrowings under our unsecured revolving credit facility, which had $500 million outstanding as of February 28, 2018 and (2) $32.2 million of proceeds from the issuance of Rialto notes payable.
During the three months ended February 28, 2017, cash provided by financing activities was primarily attributed to the receipt of proceeds related to (1) the issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022 (the "4.125% Senior Notes"), (2) $250 million of net borrowings under the Credit Facility, and (3) $35.5 million proceeds from the issuance of Rialto's notes payable. This was partially offset by (1) $543.4 million of net repayment under our Lennar Financial Services and Rialto warehouse repurchase facilities, (2) $25.9 million of payments related to noncontrolling interests, and (3) $16.2 million of principal payments on other borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2018	November 30, 2017	February 28, 2017
Lennar Homebuilding debt	$10,382,540	6,410,003	5,778,306
Stockholders’ equity	13,060,930	7,872,317	7,106,053
Total capital	$23,443,470	14,282,320	12,884,359
Lennar Homebuilding debt to total capital	44.3%	44.9%	44.8%
Lennar Homebuilding debt	$10,382,540	6,410,003	5,778,306
Less: Lennar Homebuilding cash and cash equivalents	733,905	2,282,925	640,816
Net Lennar Homebuilding debt	$9,648,635	4,127,078	5,137,490
Net Lennar Homebuilding debt to total capital (1)	42.5%	34.4%	42.0%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders' equity). Our management believes the ratio of net Lennar Homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At February 28, 2018, Lennar Homebuilding debt to total capital was lower compared to February 28, 2017, primarily as a result of an increase in stockholders' equity primarily related to the issuance of shares in connection with the CalAtlantic acquisition and net earnings, partially offset by an increase in homebuilding debt primarily related an increase in Lennar Homebuilding debt due to the CalAtlantic acquisition.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our more recently formed businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as sales, restructuring, joint ventures, spin-offs or initial public offerings as we intend to move back towards being a pure play homebuilding company over time. We have engaged Wells Fargo Securities and Deutsche Bank Securities to advise us regarding strategic alternatives that may be available with regard to our subsidiary Rialto Capital Management. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At February 28, 2018, we had no agreements regarding any significant transactions.

The following table summarizes our Lennar Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, through the CalAtlantic acquisition:

(Dollars in thousands)	February 28, 2018	November 30, 2017
Unsecured revolving credit facility	$500,000	—
1.625% convertible senior notes due 2018 (1)	11,323	—
8.375% senior notes due 2018 (2)	582,032	—
6.95% senior notes due 2018	249,667	249,342
4.125% senior notes due December 2018	274,602	274,459
0.25% convertible senior notes due 2019 (1)	268,838	—
4.500% senior notes due 2019	498,968	498,793
4.50% senior notes due 2019	598,571	598,325
6.625% senior notes due 2020 (2)	318,171	—
2.95% senior notes due 2020	298,403	298,305
8.375% senior notes due 2021 (2)	449,464	—
4.750% senior notes due 2021	497,524	497,329
6.25% senior notes due December 2021 (2)	319,301	—
4.125% senior notes due 2022	596,152	595,904
5.375% senior notes due 2022 (2)	263,339	—
4.750% senior notes due 2022	569,645	569,484
4.875% senior notes due December 2023	395,265	394,964
4.500% senior notes due 2024	645,534	645,353
5.875% senior notes due 2024 (2)	456,569	—
4.750% senior notes due 2025	496,781	496,671
5.25% senior notes due 2026 (2)	410,115	—
5.00% senior notes due 2027 (2)	353,597	—
4.75% senior notes due 2027	892,706	892,657
Mortgage notes on land and other debt	435,973	398,417
	$10,382,540	6,410,003

(1)
As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018), which is the amount included in the table above. In March 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused us to purchase them for cash or converted them into a combination of our Class A and Class B common stock and cash, resulting in our issuing approximately 3,654 shares of Class A common stock and 72 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the convertible senior notes had either been converted or redeemed.

(2)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of Lennar Corporation as follows: $485.6 million principal amount of 8.375% Senior Notes due 2018, $267.7 million principal amount of 6.625% Senior Notes due 2020, $397.6 million principal amount of 8.375% Senior Notes due 2021, $292.0 million million principal amount of 6.25% Senior Notes due 2021, $240.8 million principal amount of 5.375% Senior Notes due 2022, $421.4 million principal amount of 5.875% Senior Notes due 2024, $395.5 million principal amount of 5.25% Senior Notes due 2026 and $347.3 million principal amount of 5.00% Senior Notes due 2027. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

The carrying amounts of the senior notes listed above are net of debt issuance costs of $38.6 million and $33.5 million, as of February 28, 2018 and November 30, 2017, respectively.
Our Lennar Homebuilding average debt outstanding was $7.2 billion with an average rate for interest incurred of 4.6% for the three months ended February 28, 2018, compared to $5.2 billion with an average rate for interest incurred of 5.2% for the three months ended February 28, 2017. Interest incurred related to Lennar Homebuilding debt for the three months ended February 28, 2018 was $84.2 million, compared to $69.7 million for the three months ended February 28, 2017.
In February 2018, we amended our Credit Facility to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.1 billion of the Credit Facility from June 2022 to April 2023, with $70 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of February 28, 2018, the Credit Facility included a $420 million accordion feature, subject to additional commitments. Subsequent to February 28, 2018, an additional $175 million was committed to, reducing the accordion feature to $245 million. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of February 28, 2018, we had $500 million outstanding borrowings under our Credit Facility. As of November 30, 2017, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at February 28, 2018. In addition, we had $260 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $471.0 million and $384.4 million at February 28, 2018 and November 30, 2017, respectively. Our financial letters of credit outstanding were $164.7 million and $127.4 million at February 28, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2018, we had outstanding surety bonds of $2.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
Under the amended Credit Facility agreement executed in February 2018 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $6.0 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2018, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2018, minus the lesser of 50% of the amount paid after February 12, 2018 to repurchase common stock and $100.0 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 28, 2018:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2018
Minimum net worth test	$6,015,559	8,020,745
Maximum leverage ratio	65.0%	52.3%
Liquidity test (1)	1.00	2.71

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
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our senior notes (the "Guaranteed Notes"). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to those subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect with regard to a guarantor subsidiary only while it guarantees a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic convertible senior notes that are also guaranteed by Lennar Corporation.
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
At February 28, 2018, CalAtlantic had $274.2 million of convertible senior notes that were guaranteed by several CalAtlantic subsidiaries and by Lennar Corporation. Subsequent to February 28, 2018, all but $1.3 million of the convertible senior notes had either been converted or redeemed, for a total of approximately 3,654,000 shares of our Class A common stock and 72,000 shares of our Class B common stock and $59.1 million in cash.
At February 28, 2018, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2018 (1)	$150,000
364-day warehouse repurchase facility that matures June 2018	400,000
364-day warehouse repurchase facility that matures June 2018 (2)	300,000
364-day warehouse repurchase facility that matures September 2018	300,000
364-day warehouse repurchase facility that matures December 2018 (3)	400,000
Total	$1,550,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $75 million. Subsequent to February 28, 2018, the warehouse repurchase facility maturity was extended to March 2019.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $250 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $772.1 million and $937.2 million at February 28, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $800.2 million and $974.1 million, at February 28, 2018 and November 30, 2017, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At February 28, 2018, Rialto's warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2018 (one year extension)	$400,000
364-day warehouse repurchase facility that matures November 2018	200,000
364-day warehouse repurchase facility that matures December 2018	200,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loan origination and securitization business (RMF)	$1,000,000
Warehouse repurchase facility that matures August 2018 (two - one year extensions) (1)	100,000
Total	$1,100,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both February 28, 2018 and November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $45.9 million and $162.1 million as of February 28, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.

As of February 28, 2018 and November 30, 2017, the carrying amount, net of debt issuance costs, of Rialto's 7.00% senior notes due December 2018 was $249.1 million and $349.4 million, respectively. Subsequent to February 28, 2018, the remaining principal balance of Rialto's 7.00% senior notes due 2018 was paid off.
Changes in Capital Structure
During the quarter ended February 28, 2018, treasury stock increased by 0.4 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On February 9, 2018, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 26, 2018, as declared by our Board of Directors on January 11, 2018.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 28, 2018, we had equity investments in 55 homebuilding and land unconsolidated entities (of which three had recourse debt, nine had non-recourse debt and 43 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2017. This includes 19 unconsolidated entities in which CalAtlantic or a subsidiary is the participant. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(Dollars in thousands)	2018	2017
Revenues	$68,872	46,136
Costs and expenses	108,424	79,066
Net loss of unconsolidated entities	$(39,552)	(32,930)
Lennar Homebuilding equity in loss from unconsolidated entities	$(14,287)	(11,534)
Lennar Homebuilding cumulative share of net earnings - deferred at February 28, 2018 and 2017, respectively	$27,635	38,947
Lennar Homebuilding investments in unconsolidated entities	$990,723	910,084
Equity of the unconsolidated entities	$4,392,729	3,915,268
Lennar Homebuilding investment % in the unconsolidated entities (1)	23%	23%

(1)
Our share of profit and cash distributions from the sales of land could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$816,965	953,261
Inventories	4,155,615	3,751,525
Other assets	1,063,853	1,061,507
	$6,036,433	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$907,108	832,151
Debt (1)	736,596	737,331
Equity	4,392,729	4,196,811
	$6,036,433	5,766,293

(1)	Debt is net of debt issuance costs of $5.3 million and $5.7 million, as of February 28, 2018 and November 30, 2017, respectively.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of February 28, 2018, we own approximately 40% of FivePoint and the carrying amount of our investment is $352.0 million.
As of February 28, 2018 and November 30, 2017, our recorded investments in Lennar Homebuilding unconsolidated entities were $990.7 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both February 28, 2018 and November 30, 2017 was $1.4 billion and $1.3 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
In 2017, we entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of our strategic joint ventures under which we agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in a gain of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the three months ended February 28, 2018.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2018	November 30, 2017
Debt	$736,596	737,331
Equity	4,392,729	4,196,811
Total capital	$5,129,325	4,934,142
Debt to total capital of our unconsolidated entities	14.4%	14.9%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2018	November 30, 2017
Land development	$961,731	868,015
Homebuilding	28,992	32,754
Total investments	$990,723	900,769
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$62,720	64,197
Non-recourse land seller debt and other debt (1)	1,997	1,997
Non-recourse debt with completion guarantees	251,235	255,903
Non-recourse debt without completion guarantees	355,844	351,800
Non-recourse debt to Lennar	671,796	673,897
Lennar's maximum recourse exposure	70,096	69,181
Debt issue costs	(5,296)	(5,747)
Total debt	$736,596	737,331
Lennar’s maximum recourse exposure as a % of total JV debt	10%	9%

(1)	As of both February 28, 2018 and November 30, 2017, our maximum recourse exposure was primarily related to us providing repayment guarantees on three unconsolidated entities' debt.
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
As of both February 28, 2018 and November 30, 2017, the fair values of the repayment and completion guarantees were not material. We believe that as of February 28, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2018 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2018	2019	2020	Thereafter	Other
Maximum recourse debt exposure to Lennar	$70,096	7,884	38,427	23,785	—	—
Debt without recourse to Lennar	671,796	166,098	271,480	149,015	83,206	1,997
Debt issuance costs	(5,296)	—	—	—	—	(5,296)
Total	$736,596	173,982	309,907	172,800	83,206	(3,299)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2018:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$352,008	2,496,531	—	69,790	69,790	1,818,434	4%
Heritage Hills Irvine	117,989	379,580	14,099	97,203	111,302	259,925	30%
Heritage Fields El Toro	111,967	1,435,077	—	7,942	7,942	1,222,026	1%
Dublin Crossings (2)	70,130	249,829	—	—	—	229,959	—%
Mesa Canyon Community Partners (2)	57,741	115,111	—	—	—	115,098	—%
Runkle Canyon	38,724	94,323	—	14,129	14,129	79,648	15%
Ballpark Village	28,294	83,778	—	25,066	25,066	56,588	31%
Krome Groves Land Trust	23,011	89,972	7,616	18,639	26,255	63,335	29%
Fifth Wall Ventures SPV I	22,629	22,761	—	—	—	22,750	—%
EL at Monroe	18,101	40,313	—	5,206	5,206	32,508	14%
10 largest JV investments	840,594	5,007,275	21,715	237,975	259,690	3,900,271	6%
Other JVs	150,129	1,029,158	48,381	431,824	480,205	492,458	49%
Total	$990,723	6,036,433	70,096	669,799	739,895	4,392,729	14%
Land seller debt and other debt			—	1,997	1,997
Debt issuance costs			—	(5,296)	(5,296)
Total JV debt			$70,096	666,500	736,596

(1)
The 10 largest joint ventures presented above represent the majority of total JVs assets and equity and 31% of total JV maximum recourse debt exposure to Lennar and 36% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust and EL at Monroe, LLC, which operate in our Homebuilding East segment. Treasure Island Community Development is no longer included above due to the sale of an 80% interest in Treasure Island Holdings.

(2)	Joint ventures acquired from CalAtlantic.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					February 28, 2018	February 28, 2018	November 30, 2017
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$41,871	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	87,884	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	14,917	19,189
Rialto Capital CMBS Funds	2014	119,174	119,177	52,474	52,474	54,409	54,018
Rialto Real Estate Fund III	2015	1,887,000	699,590	140,000	49,962	49,882	41,223
Rialto Credit Partnership, LP	2016	220,000	208,181	19,999	18,925	17,190	13,288
Other Investments						9,697	8,936
						$275,850	265,418
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

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Rialto Real Estate Fund, LP (1)	$2,446	9,955
Rialto Real Estate Fund II, LP	2,500	—
Rialto Mezzanine Partners Fund, LP	24	166
Rialto Capital CMBS Fund, LP	598	752
	$5,568	10,873

(1)
Rialto received $2.4 million and $10.0 million of carried interest distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP during the three months ended February 28, 2018 and 2017, respectively.

The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on February 28, 2018, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	February 28, 2018
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$168,684	52,062	39,270	77,352
Rialto Real Estate Fund II, LP (1)	57,174	13,639	—	43,535
	$225,858	65,701	39,270	120,887

(1)	Net of interests of participating employees (refer to paragraph below).
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$44,270	95,552
Loans receivable	591,157	538,317
Real estate owned	346,320	348,601
Investment securities	1,942,045	1,849,795
Investments in partnerships	416,311	393,874
Other assets	58,014	42,949
	$3,398,117	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$42,177	48,374
Notes payable (1)	535,790	576,810
Equity	2,820,150	2,643,904
	$3,398,117	3,269,088

(1)	Notes payable are net of debt issuance costs of $4.1 million and $3.1 million, as of February 28, 2018 and November 30, 2017, respectively.
Statements of Operations

	Three Months Ended
	February 28,
(Dollars in thousands)	2018	2017
Revenues	$89,764	57,156
Costs and expenses	22,071	28,001
Other income, net (1)	49,187	327
Net earnings of unconsolidated entities	$116,880	29,482
Rialto equity in earnings from unconsolidated entities	$9,114	722
Rialto's investments in unconsolidated entities	$275,850	235,066
Equity of the unconsolidated entities	$2,820,150	2,236,076
Rialto's investment % in the unconsolidated entities	10%	11%

(1)	Other income, net, includes realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At February 28, 2018, Lennar Multifamily had equity investments in 28 unconsolidated entities that are engaged in multifamily residential developments (of which 13 had non-recourse debt and 15 had no debt), compared to 27 unconsolidated entities at November 30, 2017. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture has 39 multifamily assets totaling approximately 12,000 apartments with projected project costs of $4.1 billion as of February 28, 2018. There are nine completed and operating multifamily assets with 2,666 apartments. During the three months ended February 28, 2018, $131.9 million in equity commitments were called, of which we contributed $31.7 million representing our pro-rata portion of the called equity. During the three months ended February 28, 2018, we received $0.9 million of distributions as a return of capital from the Venture. As of February 28, 2018, $1.6 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $382.4 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $121.6 million. As of February 28, 2018 and November 30, 2017, the carrying value of our investment in the Venture was $353.4 million and $323.8 million, respectively.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 28, 2018.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$33,666	37,073
Operating properties and equipment	3,167,040	2,952,070
Other assets	31,431	36,772
	$3,232,137	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$211,429	212,123
Notes payable (1)	959,563	879,047
Equity	2,061,145	1,934,745
	$3,232,137	3,025,915

(1)	Notes payable are net of debt issuance costs of $17.6 million as of both February 28, 2018 and November 30, 2017.
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(In thousands)	2018	2017
Revenues	$23,952	11,617
Costs and expenses	31,795	22,346
Other income, net	7,307	50,539
Net earnings (loss) of unconsolidated entities	$(536)	39,810
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$2,742	23,147
Our investments in unconsolidated entities	437,367	346,767
Equity of the unconsolidated entities	2,061,145	1,648,983
Our investment % in the unconsolidated entities	21%	21%

(1)
During the three months ended February 28, 2018, our Lennar Multifamily segment sold one operating property through its unconsolidated entities resulting in the segment's $4.1 million share of gains. During the three months ended February 28, 2017, our Lennar Multifamily segment sold two operating properties through its unconsolidated entities resulting in the segment's $26.0 million share of gains.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at February 28, 2018 and 2017:

	Controlled Homesites
February 28, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	31,010	3,482	34,492	88,965	123,457
Central	12,862	—	12,862	42,895	55,757
West	4,002	4,916	8,918	47,829	56,747
Other	7,803	—	7,803	14,161	21,964
Total homesites (1)	55,677	8,398	64,075	193,850	257,925

(1)	The increase in homesites is primarily due to the acquisition of approximately 68,000 homesites as part of the CalAtlantic acquisition.

	Controlled Homesites
February 28, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	20,515	482	20,997	62,274	83,271
Central	5,180	1,135	6,315	32,018	38,333
West	2,442	4,552	6,994	36,653	43,647
Other	1,377	—	1,377	6,044	7,421
Total homesites	29,514	6,169	35,683	136,989	172,672
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
During the three months ended February 28, 2018, consolidated inventory not owned decreased by $26.6 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2018. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $202.4 million and $137.0 million at February 28, 2018 and November 30, 2017, respectively. Additionally, we had posted $46.9 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2018 and November 30, 2017, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, due to the following:

•	As part of the CalAtlantic acquisition on February 12, 2018, we became subject, on a consolidated basis, to $3.9 billion of senior notes payable and other debts payable.

•	As of February 28, 2018, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $45.9 million and $772.1 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of February 28, 2018:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2018	December 1, 2018 through November 30, 2019	December 1, 2019 through November 30, 2021	December 1, 2021 through November 30, 2023	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$10,263,795	942,450	1,768,649	1,626,961	2,222,397	3,703,338
Rialto - Notes and other debt payable (2)	449,327	67,853	250,000	1,121	15,596	114,757
Lennar Financial Services - Notes and other debts payable	772,240	772,165	75	—	—	—
Interest commitments under interest bearing debt (3)	2,279,621	358,227	423,733	659,974	435,687	402,000
Other contractual obligation (4)	376,615	182,582	117,478	54,250	6,504	15,801
Total contractual obligations	14,141,598	2,323,277	2,559,935	2,342,306	2,680,184	4,235,896

(1)	The amounts presented in the table above exclude debt issuance costs, any discounts/premiums and purchase accounting adjustments.

(2)
Primarily includes notes payable and other debts payable of $250.0 million related to Rialto's 7.00% Senior Notes and $45.9 million related to the Rialto warehouse repurchase facilities. These amounts exclude debt issuance costs and any discounts/premiums. Subsequent to February 28, 2018, the remaining principal balance of Rialto's 7.00% senior notes due December 2018 was paid off.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of February 28, 2018.

(4)
Amounts include $121.6 million remaining equity commitment to fund the Venture for future expenditures related to the construction and development of projects. Subsequent to February 28, 2018, the Lennar Multifamily segment entered into an agreement with regard to a new venture, Venture II, which includes our $255.0 million equity commitment to fund Venture II for future expenditures related to construction and development.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2018, we had access to 64,075 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2018, we had $202.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $46.9 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At February 28, 2018, we had letters of credit outstanding in the amount of $635.7 million (which included $46.9 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2018, we had outstanding surety bonds of $2.4 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2018, there were approximately $1.2 billion, or 50%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $4.3 billion at February 28, 2018. Loans in process for which interest rates were committed to the borrowers totaled approximately $925.5 million as of February 28, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2018, we had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through May 2018 and open futures contracts in the amount of $332 million with settlement dates through December 2024.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As part of the CalAtlantic acquisition on February 12, 2018, we became subject, on a consolidated basis, to $3.9 billion of senior notes payable and other debts payable.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2018

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2018	2019	2020	2021	2022	2023	Thereafter	Total	2018
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$926.4	1,768.7	654.3	925.0	1,744.7	5.2	3,703.3	9,727.6	10,037.8
Average interest rate	7.4%	3.7%	4.5%	6.2%	4.9%	3.5%	4.9%	5.0%	—
Variable rate	$16.1	—	36.5	11.1	—	472.5	—	536.2	561.6
Average interest rate	2.9%	—	4.1%	3.7%	—	2.9%	—	3.0%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.6	250.0	—	1.1	15.6	—	114.8	383.1	381.9
Average interest rate	5.7%	5.7%	—	3.3%	3.3%	—	3.3%	4.7%	—
Variable rate	$66.2	—	—	—	—	—	—	66.2	66.2
Average interest rate	4.0%	—	—	—	—	—	—	4.0%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$772.1	0.1	—	—	—	—	—	772.2	772.2
Average interest rate	3.9%	4.0%	—	—	—	—	—	3.9%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the need to transition CalAtlantic's internal controls to our internal control system.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2018:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2017	—	$—	—	6,218,968
January 1 to January 31, 2018	40,601	$69.29	—	6,218,968
February 1 to February 28, 2018	411,604	$59.28	—	6,218,968

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

Items 3 - 4. Not Applicable
Item 5. Other Information
On October 6, 2017, Jonathan M. Jaffe, Vice President and Chief Operating Officer of the Company, entered into a Time Sharing Agreement (the “Agreement”) with U.S. Home Corporation, a wholly-owned subsidiary of the Company, relating to the use by Mr. Jaffe of private aircraft, which are operated by the Company. Mr. Jaffe’s agreement was in the form filed as Exhibit 10.19 to a Report on Form 8-K dated February 19, 2015.

Item 6. Exhibits

10.18	2018 Award Agreement for Bruce Gross.
31.1	Rule 13a-14(a) certification by Stuart Miller, Chief Executive Officer.
31.2	Rule 13a-14(a) certification by Bruce Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart Miller, Chief Executive Officer, and Bruce Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, filed on April 9, 2018, were formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 9, 2018	/s/ Bruce Gross
Bruce Gross
Vice President and Chief Financial Officer

Date:	April 9, 2018	/s/ David Collins
David Collins
Controller