Form 10-Q
period 2018-05-31
LENNAR CORP /NEW/
filed 2018-07-06
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of May 31, 2018:
Class A 291,726,015
Class B 37,752,643

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	May 31,	November 30,
	2018 (1)	2017 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$931,753	2,282,925
Restricted cash	17,509	8,740
Receivables, net	193,984	137,667
Inventories:
Finished homes and construction in progress	9,374,290	4,676,279
Land and land under development	7,615,922	5,791,338
Consolidated inventory not owned	404,782	393,273
Total inventories	17,394,994	10,860,890
Investments in unconsolidated entities	960,676	900,769
Goodwill	3,451,994	136,566
Other assets	1,529,605	863,404
	24,480,515	15,190,961
Lennar Financial Services	1,943,125	1,689,508
Rialto	1,054,628	1,153,840
Lennar Multifamily	872,841	710,725
Total assets	$28,351,109	18,745,034

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

As of May 31, 2018, total assets include $883.9 million related to consolidated VIEs of which $58.2 million is included in Lennar Homebuilding cash and cash equivalents, $1.9 million in Lennar Homebuilding receivables, net, $68.5 million in Lennar Homebuilding finished homes and construction in progress, $271.1 million in Lennar Homebuilding land and land under development, $404.8 million in Lennar Homebuilding consolidated inventory not owned, $4.7 million in Lennar Homebuilding investments in unconsolidated entities, $13.4 million in Lennar Homebuilding other assets, $16.1 million in Rialto assets and $45.2 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2018 (2)	2017 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$844,883	604,953
Liabilities related to consolidated inventory not owned	359,736	380,720
Senior notes and other debts payable	9,985,615	6,410,003
Other liabilities	1,688,118	1,315,641
	12,878,352	8,711,317
Lennar Financial Services	1,197,435	1,177,814
Rialto	430,501	720,056
Lennar Multifamily	145,951	149,715
Total liabilities	14,652,239	10,758,902
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2018 - 400,000,000 and November 30, 2017 - 300,000,000 shares; Issued: May 31, 2018 - 293,725,052 shares and November 30, 2017 - 205,429,942 shares	29,373	20,543
Class B common stock of $0.10 par value; Authorized: May 31, 2018 and November 30, 2017 - 90,000,000 shares; Issued: May 31, 2018 - 39,442,081 shares and November 30, 2017 - 37,687,505 shares	3,944	3,769
Additional paid-in capital	8,458,211	3,142,013
Retained earnings	5,264,674	4,840,978
Treasury stock, at cost; May 31, 2018 - 1,999,037 shares of Class A common stock and 1,689,438 shares of Class B common stock; November 30, 2017 - 1,473,590 shares of Class A common stock and 1,679,650 shares of Class B common stock	(164,552)	(136,020)
Accumulated other comprehensive income (loss)	(339)	1,034
Total stockholders’ equity	13,591,311	7,872,317
Noncontrolling interests	107,559	113,815
Total equity	13,698,870	7,986,132
Total liabilities and equity	$28,351,109	18,745,034

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of May 31, 2018, total liabilities include $420.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $14.8 million is included in Lennar Homebuilding accounts payable, $42.5 million in Lennar Homebuilding senior notes and other debts payable, $359.7 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.8 million in Lennar Homebuilding other liabilities, $1.6 million in Rialto liabilities and $0.1 million in Lennar Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2018	2017	2018	2017
Revenues:
Lennar Homebuilding	$5,063,997	2,885,741	7,726,090	4,904,435
Lennar Financial Services	232,135	208,363	403,275	356,406
Rialto	45,236	67,988	99,538	149,994
Lennar Multifamily	117,693	99,800	210,949	188,485
Total revenues	5,459,061	3,261,892	8,439,852	5,599,320
Costs and expenses:
Lennar Homebuilding	4,636,067	2,535,483	7,040,074	4,337,044
Lennar Financial Services	179,753	164,636	331,198	292,015
Rialto	35,936	59,076	81,349	125,989
Lennar Multifamily	117,186	102,698	214,385	195,347
Acquisition and integration costs related to CalAtlantic	23,875	—	128,070	—
Corporate general and administrative	84,915	66,774	152,725	127,473
Total costs and expenses	5,077,732	2,928,667	7,947,801	5,077,868
Lennar Homebuilding equity in loss from unconsolidated entities	(12,226)	(21,506)	(26,513)	(33,040)
Lennar Homebuilding other income, net	9,824	3,828	179,752	9,567
Lennar Homebuilding loss due to litigation	—	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	4,116	5,730	13,230	6,452
Rialto other expense, net	(6,514)	(21,104)	(15,305)	(37,762)
Lennar Multifamily equity in earnings from unconsolidated entities	14,281	9,427	17,023	32,574
Earnings before income taxes	390,810	309,600	660,238	359,243
Provision for income taxes (1)	(75,961)	(108,892)	(208,572)	(128,861)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	314,849	200,708	451,666	230,382
Less: Net earnings (loss) attributable to noncontrolling interests	4,592	(12,937)	5,194	(21,343)
Net earnings attributable to Lennar	$310,257	213,645	446,472	251,725
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$(589)	419	(1,247)	1,391
Reclassification adjustments for (gains) losses included in earnings, net of tax	(126)	4	(126)	4
Total other comprehensive income (loss), net of tax	$(715)	423	(1,373)	1,395
Total comprehensive income attributable to Lennar	$309,542	214,068	445,099	253,120
Total comprehensive income (loss) attributable to noncontrolling interests	$4,592	(12,937)	5,194	(21,343)
Basic earnings per share (2)	$0.95	0.89	1.53	1.05
Diluted earnings per share (2)	$0.94	0.89	1.52	1.05
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

(1)
Provision for income taxes for the six months ended May 31, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

(2)
Basic and diluted average shares outstanding and earnings per share calculations for the three and six months ended May 31, 2017 have been adjusted to reflect 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2018	2017
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$451,666	230,382
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	41,430	29,418
Amortization of discount/premium and accretion on debt, net	(11,984)	5,059
Equity in earnings from unconsolidated entities	(3,740)	(5,986)
Distributions of earnings from unconsolidated entities	18,685	44,412
Share-based compensation expense	33,720	24,817
Excess tax benefits from share-based awards	—	(1,980)
Deferred income tax expense	46,895	13,197
Gain on sale of operating properties and equipment	(5,107)	—
Gain on sale of interest in unconsolidated entity	(164,880)	—
Unrealized and realized gains on real estate owned	(1,770)	(3,374)
Impairments of loans receivable and real estate owned	6,009	45,803
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	25,807	12,343
Changes in assets and liabilities:
Decrease in restricted cash	14,883	13,968
Decrease in receivables	44,248	16,817
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(408,913)	(655,183)
Increase in other assets	(119,698)	(13,502)
Decrease (increase) in loans held-for-sale	(43,903)	140,372
Increase (decrease) in accounts payable and other liabilities	111,049	(56,322)
Net cash provided by (used in) operating activities	34,397	(159,759)
Cash flows from investing activities:
Net additions of operating properties and equipment	(58,935)	(47,043)
Proceeds from the sale of operating properties and equipment	22,820	—
Proceeds from sale of investment in unconsolidated entity	175,179	—
Investments in and contributions to unconsolidated entities	(186,103)	(315,755)
Distributions of capital from unconsolidated entities	196,073	96,499
Proceeds from sales of real estate owned	21,658	55,521
Receipts of principal payments on loans receivable and other	2,147	19,487
Originations of loans receivable	—	(14,055)
Purchases of commercial mortgage-backed securities bonds	(31,068)	(40,357)
Acquisitions, net of cash acquired	(1,102,957)	(611,103)
Increase in Lennar Financial Services loans held-for-investment, net	(3,012)	(2,719)
Purchases of Lennar Financial Services investment securities	(32,369)	(26,811)
Proceeds from maturities/sales of Lennar Financial Services investments securities	20,578	13,340
Decrease in restricted cash for investments	10,825	—
Other payments, net	(318)	(540)
Net cash used in investing activities	$(965,482)	(873,536)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2018	2017
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$495,300	—
Net borrowings (repayments) under warehouse facilities	7,710	(144,265)
Proceeds from senior notes	—	1,250,000
Debt issuance costs	(12,101)	(14,060)
Redemption of senior notes	(575,000)	(400,000)
Conversions and exchanges on convertible senior notes	(59,145)	—
Proceeds from Rialto notes payable	32,226	35,460
Principal payments on Rialto senior notes and other notes payable	(350,585)	(10,120)
Proceeds from other borrowings	31,846	65,096
Principal payments on other borrowings	(59,964)	(30,600)
Payments related to other liabilities	(1,568)	—
Receipts related to noncontrolling interests	3,882	320
Payments related to noncontrolling interests	(30,412)	(47,909)
Excess tax benefits from share-based awards	—	1,980
Common stock:
Issuances	3,184	693
Repurchases	(28,526)	(83)
Dividends	(22,780)	(18,778)
Net cash provided by (used in) financing activities	(565,933)	687,734
Net decrease in cash and cash equivalents	(1,497,018)	(345,561)
Cash and cash equivalents at beginning of period	2,650,872	1,329,529
Cash and cash equivalents at end of period	$1,153,854	983,968
Summary of cash and cash equivalents:
Lennar Homebuilding	$931,753	747,652
Lennar Financial Services	162,992	107,436
Rialto	43,729	119,592
Lennar Multifamily	15,380	9,288
	$1,153,854	983,968
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$87,269	63,014
Purchases of inventories and other assets financed by sellers	$45,078	78,948
Conversions and exchanges on convertible senior notes	$217,154	—
Equity component of acquisition consideration	$5,070,006	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$35,430	—
Receivables	$7,198	—
Investments in unconsolidated entities	$(25,614)	—
Other liabilities	$(17,014)	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Acquisition of CalAtlantic Group, Inc.
On February 12, 2018, the Company completed the acquisition of CalAtlantic Group, Inc. (“CalAtlantic”) through a transaction in which CalAtlantic was merged with and into a wholly-owned subsidiary of the Company (“Merger Sub”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). CalAtlantic was a homebuilder which built homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states. CalAtlantic also provided mortgage, title and escrow services. A primary reason for the acquisition was to increase local market concentration in order to generate synergies and efficiencies.
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $3.3 billion provisional amount allocated to goodwill in Lennar Homebuilding and the provisional amount of $150 million allocated to goodwill in Lennar Financial Services represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.

The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
CalAtlantic shares of common stock outstanding	118,025,879
CalAtlantic shares electing cash conversion	24,083,091
CalAtlantic shares exchanged	93,942,788
Exchange ratio for Class A common stock	0.885
Exchange ratio for Class B common stock	0.0177
Number of shares of Lennar Class A common stock issued in exchange	83,138,277
Number of shares of Lennar Class B common stock issued in exchange (due to Class B common stock dividend)	1,662,172

Consideration attributable to Class A common stock	$4,933,425
Consideration attributable to Class B common stock	77,823
Consideration attributable to equity awards that convert upon change of control	58,758
Consideration attributable to cash including fractional shares	1,162,341
Total purchase price	$6,232,347

(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$55,736
Inventories	6,255,482
Intangible asset (1)	8,000
Investments in unconsolidated entities	151,630
Goodwill (2)	3,315,428
Other assets	603,503
Total Homebuilding assets	10,389,779
Financial Services (2)	322,991
Total assets	10,712,770
LIABILITIES
Homebuilding:
Accounts payable	85,001
Senior notes payable and other debts	3,922,695
Other liabilities (3)	359,004
Total Homebuilding liabilities	4,366,700
Financial Services	95,293
Total liabilities	4,461,993
Noncontrolling interests (4)	18,430
Total purchase price	$6,232,347

(1)	Intangible asset includes trade name. The amortization period for the trade name is approximately six months.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is generally not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of expected greater efficiencies and opportunities due to increased concentration of local market share, reduced general and administrative costs and reduced homebuilding costs resulting from the merger and cost savings as a result of additional homebuilding and non-homebuilding synergies. The assignment of goodwill by the Company's reporting segments has not been completed yet, however, a provisional amount of goodwill of approximately $150 million was allocated to Lennar Financial Services.

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

For the three and six months ended May 31, 2018, Lennar Homebuilding revenue included $2.1 billion and $2.5 billion, respectively, of home sales revenues, and earnings (loss) before income taxes included $56.5 million and ($52.0) million, respectively, of a pre-tax earnings (loss) from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $23.9 million and $128.1 million, respectively. These acquisition and integration costs were comprised mainly of severance expenses and transaction costs and were included within the acquisition and integration costs related to CalAtlantic line item in the accompanying condensed consolidated statement of operations for the three and six months ended May 31, 2018.
The following presents summarized unaudited supplemental pro forma operating results as if CalAtlantic had been included in the Company's Consolidated Statements of Operations beginning December 1, 2016.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Revenues from home sales	$4,986,010	4,496,327	9,180,213	8,107,702
Net earnings (1)	313,471	320,239	443,967	477,027
Earnings per share:
Basic	$0.96	0.98	1.34	1.44
Diluted	$0.95	0.97	1.33	1.43

(1)
Net earnings for the three and six months ended May 31, 2018 include a pre-tax impact from acquisition and integration costs related to CalAtlantic of $23.9 million and $128.1 million, respectively. Additionally, net earnings for the three and six months ended May 31, 2018 include purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress at the acquisition date that were delivered of $236.8 million and $291.9 million, respectively.

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
Acquisition of WCI Communities, Inc. in February 2017
On February 10, 2017, the Company acquired WCI Communities, Inc. ("WCI"), a homebuilder of luxury single and multifamily homes, including a small percentage of luxury high-rise tower units, with operations in Florida. WCI stockholders received $642.6 million in cash. The cash consideration was funded primarily from working capital and proceeds from the issuance of 4.125% senior notes due 2022 (see Note 12).
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

For the three and six months ended May 31, 2017, Lennar Homebuilding revenues included $182.8 million and $202.3 million, respectively, of home sales revenues from WCI and earnings before income taxes included $21.9 million and $13.2 million, respectively, of pre-tax earnings from WCI since the date of acquisition, which included transaction-related expenses of $8.0 million and $19.0 million, respectively, comprised mainly of severance costs, general and administrative expenses, and amortization expense related to non-compete agreements and trade name since the date of acquisition. These transaction expenses were included primarily within Lennar Homebuilding selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended May 31, 2017. The pro forma effect of the acquisition on the results of operations is not presented as this acquisition was not considered material.

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
Operations of the Rialto segment include raising, investing and managing third-party capital, originating and securitizing commercial mortgage loans as well as investing its own capital in real estate related mortgage loans, properties and related securities. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, due diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and real estate related securities as well as providing strategic real estate capital. Rialto’s operating earnings (loss) consist of revenues generated primarily from gains from securitization transactions and interest income from the Rialto Mortgage Finance ("RMF") business, interest income associated with portfolios of real estate loans acquired and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the real estate investment funds managed by the Rialto segment, fees for sub-advisory services, other income (expense), net and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, costs related to RMF and other general and administrative expenses.
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
Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Homebuilding East	$7,378,718	4,754,581
Homebuilding Central	3,521,001	2,037,905
Homebuilding West	7,739,116	5,165,218
Homebuilding Other	1,596,437	960,541
Lennar Financial Services	1,943,125	1,689,508
Rialto	1,054,628	1,153,840
Lennar Multifamily	872,841	710,725
Corporate and unallocated (1)	4,245,243	2,272,716
Total assets	$28,351,109	18,745,034
Lennar Homebuilding goodwill (1)	$3,451,994	136,566
Lennar Financial Services goodwill (1)	$212,871	59,838
Rialto goodwill	$5,396	5,396

(1)
In connection with the CalAtlantic acquisition, the Company recorded a provisional amount of homebuilding goodwill of $3.3 billion. The allocation of goodwill by homebuilding reporting segment has not yet been finalized. A provisional amount of goodwill related to the CalAtlantic acquisition of $150 million was allocated to Lennar Financial Services. In connection with the WCI acquisition in 2017, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20 million to the Lennar Financial Services segment.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues:
Homebuilding East	$1,900,539	1,194,890	2,971,193	1,962,616
Homebuilding Central	1,198,053	682,342	1,809,833	1,198,523
Homebuilding West	1,489,751	770,194	2,269,630	1,322,992
Homebuilding Other	475,654	238,315	675,434	420,304
Lennar Financial Services	232,135	208,363	403,275	356,406
Rialto	45,236	67,988	99,538	149,994
Lennar Multifamily	117,693	99,800	210,949	188,485
Total revenues (1)	$5,459,061	3,261,892	8,439,852	5,599,320
Operating earnings (loss) (2):
Homebuilding East (3)	$169,441	153,707	275,362	97,998
Homebuilding Central (4)	85,939	75,944	128,485	128,802
Homebuilding West (5)	143,338	71,224	394,614	124,584
Homebuilding Other (6)	26,810	31,705	40,794	52,534
Lennar Financial Services	52,382	43,727	72,077	64,391
Rialto	6,902	(6,462)	16,114	(7,305)
Lennar Multifamily	14,788	6,529	13,587	25,712
Total operating earnings	499,600	376,374	941,033	486,716
Acquisition and integration costs	23,875	—	128,070	—
Corporate general and administrative expenses	84,915	66,774	152,725	127,473
Earnings before income taxes	$390,810	309,600	660,238	359,243

(1)
Total revenues were net of sales incentives of $278.1 million ($23,000 per home delivered) and $428.0 million ($22,800 per home delivered) for the three and six months ended May 31, 2018, respectively, compared to $174.5 million ($22,700 per home delivered) and $298.1 million ($22,700 per home delivered) for the three and six months ended May 31, 2017, respectively.

(2)	All homebuilding segments and Homebuilding other were impacted by purchase accounting adjustments for the three and six months ended May 31, 2018.

(3)	Homebuilding East operating earnings for the six months ended May 31, 2017 included a $140 million loss due to litigation (see Note 17).

(4)	Homebuilding Central operating earnings for the six months ended May 31, 2018 included a $6.9 million valuation adjustment.

(5)
Homebuilding West operating earnings includes $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, during the six months ended May 31, 2018.

(6)
Homebuilding Other operating earnings included a $5.6 million valuation adjustment for the three months ended May 31, 2018. Additionally, the operating earnings for the three and six months ended May 31, 2018 were impacted by the timing of opening and closing of communities.

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues	$101,744	132,587	170,616	178,723
Costs and expenses	150,899	190,845	259,323	269,911
Other income (1)	113,541	6,117	113,541	6,117
Net earnings (loss) of unconsolidated entities	$64,386	(52,141)	24,834	(85,071)
Lennar Homebuilding equity in loss from unconsolidated entities	$(12,226)	(21,506)	(26,513)	(33,040)

(1)
During the three and six months ended May 31, 2018, other income was primarily due to FivePoint Holdings, LLC ("FivePoint") recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the

FivePoint TRA Liability. Therefore, the Company did not include in Lennar Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to the Company’s portion of the TRA Liability. As a result, the Company’s unconsolidated entities have net earnings, but the Company has an equity in loss from unconsolidated entities.
For the three and six months ended May 31, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities excluding other income.
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
Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$865,691	953,261
Inventories	4,351,793	3,751,525
Other assets	1,132,029	1,061,507
	$6,349,513	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$785,284	832,151
Debt (1)	1,255,451	737,331
Equity	4,308,778	4,196,811
	$6,349,513	5,766,293

(1)
Debt presented above is net of debt issuance costs of $14.3 million and $5.7 million, as of May 31, 2018 and November 30, 2017, respectively. The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.

In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested an additional $100 million in FivePoint in a private placement. As of May 31, 2018, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment was $352.0 million.
As of May 31, 2018 and November 30, 2017, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $960.7 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2018 and November 30, 2017 was $1.4 billion and $1.3 billion, respectively. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
In 2017, the Company entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of its strategic joint ventures under which the Company agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in gains of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the six months ended May 31, 2018.
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

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$60,193	64,197
Non-recourse land seller debt and other debt	1,997	1,997
Non-recourse debt with completion guarantees	273,510	255,903
Non-recourse debt without completion guarantees (1)	858,973	351,800
Non-recourse debt to the Company	1,194,673	673,897
The Company’s maximum recourse exposure (2)	75,124	69,181
Debt issue costs	(14,346)	(5,747)
Total debt	$1,255,451	737,331
The Company’s maximum recourse exposure as a % of total JV debt	6%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)	As of both May 31, 2018 and November 30, 2017, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt.
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
As of both May 31, 2018 and November 30, 2017, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2018, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2018 and 2017:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	451,666	—	—	—	—	—	446,472	5,194
Employee stock and directors plans	(24,205)	57	—	4,266	(28,532)	—	4	—
Stock issuance in connection with CalAtlantic acquisition	5,070,006	8,408	168	5,061,430	—	—	—	—
Conversions of convertible senior notes to Class A common stock	217,154	365	7	216,782	—	—	—	—
Amortization of restricted stock	33,720	—	—	33,720	—	—	—	—
Cash dividends	(22,780)	—	—	—	—	—	(22,780)	—
Receipts related to noncontrolling interests	3,882	—	—	—	—	—	—	3,882
Payments related to noncontrolling interests	(30,412)	—	—	—	—	—	—	(30,412)
Non-cash activity related to noncontrolling interests	15,080	—	—	—	—	—	—	15,080
Total other comprehensive loss, net of tax	(1,373)	—	—	—	—	(1,373)	—	—
Balance at May 31, 2018	$13,698,870	29,373	3,944	8,458,211	(164,552)	(339)	5,264,674	107,559

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	230,382	—	—	—	—	—	251,725	(21,343)
Employee stock and directors plans	1,828	6	—	1,910	(88)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,542	—	—	35,542	—	—	—	—
Amortization of restricted stock	24,817	—	—	24,817	—	—	—	—
Cash dividends	(18,778)	—	—	—	—	—	(18,778)	—
Receipts related to noncontrolling interests	320	—	—	—	—	—	—	320
Payments related to noncontrolling interests	(47,909)	—	—	—	—	—	—	(47,909)
Non-cash activity to noncontrolling interests	(2,158)	—	—	—	—	—	—	(2,158)
Total other comprehensive income, net of tax	1,395	—	—	—	—	1,395	—	—
Balance at May 31, 2017	$7,437,006	20,415	3,298	2,867,618	(109,049)	1,086	4,539,203	114,435

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2018	2017	2018	2017
Provision for income taxes	$75,961	108,892	208,572	128,861
Effective tax rate (1)	19.67%	33.76%	31.84%	33.86%

(1)
For the three months ended May 31, 2018, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expenses. For the six months ended May 31, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act, offset primarily by tax benefits for the domestic production activities deduction and energy tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the six months ended May 31, 2018 was 21.4%. For the three and six months ended May 31, 2017, the effective tax rate included tax benefits for (1) settlements with the IRS; (2) the domestic production activities deduction; and (3) energy tax credits, offset primarily by state income tax expenses.

As of May 31, 2018 and November 30, 2017, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $771.8 million and $297.7 million, respectively. The increase in the deferred tax assets was primarily due to deferred tax assets recorded in the first quarter of 2018 from the acquisition of CalAtlantic, partially offset by the write down of the deferred tax assets in the first quarter of 2018 related to the Tax Cuts and Jobs Act, as described below.
As of May 31, 2018 and November 30, 2017, the Company had $25.8 million and $12.3 million, respectively, of gross unrecognized tax benefits.
At May 31, 2018, the Company had $53.0 million accrued for interest and penalties, of which $1.5 million was due to the CalAtlantic acquisition and an additional $1.8 million was accrued during the six months ended May 31, 2018. At November 30, 2017, the Company had $49.7 million accrued for interest and penalties.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net earnings attributable to Lennar	$310,257	213,645	446,472	251,725
Less: distributed earnings allocated to nonvested shares	99	91	214	203
Less: undistributed earnings allocated to nonvested shares	2,557	1,972	3,929	2,254
Numerator for basic earnings per share	307,601	211,582	442,329	249,268
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	240	214	449	552
Plus: interest on convertible senior notes	54	—	80	—
Plus: undistributed earnings allocated to convertible shares	12	—	15	—
Numerator for diluted earnings per share	$307,427	211,368	441,975	248,716
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (2)	325,259	236,875	289,462	236,863
Effect of dilutive securities:
Shared based payments	92	2	73	2
Convertible senior notes	1,467	—	1,098	—
Denominator for diluted earnings per share - weighted average common shares outstanding	326,818	236,877	290,633	236,865
Basic earnings per share (2)	$0.95	0.89	1.53	1.05
Diluted earnings per share (2)	$0.94	0.89	1.52	1.05

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

(2)
The weighted average common shares for the three and six months ended May 31, 2017 has been retroactively adjusted to include 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017. As a result, basic and diluted earnings per share have also been retroactively adjusted.

For the three and six months ended May 31, 2018 and 2017, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$162,992	117,410
Restricted cash	12,892	12,006
Receivables, net (1)	307,987	313,252
Loans held-for-sale (2)	935,519	937,516
Loans held-for-investment, net	75,218	44,193
Investments held-to-maturity	61,512	52,327
Investments available-for-sale (3)	56,386	57,439
Goodwill (4)	212,871	59,838
Other (5)	117,748	95,527
	$1,943,125	1,689,508
Liabilities:
Notes and other debts payable	$944,551	937,431
Other (6)	252,884	240,383
	$1,197,435	1,177,814

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2018 and November 30, 2017, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of May 31, 2018, goodwill included $20.0 million of goodwill related to the WCI acquisition. The assignment of goodwill to the Company's reporting segments related to the CalAtlantic acquisition has not been completed, however, a provisional amount of goodwill of approximately $150 million was allocated to Lennar Financial Services (see Note 2).

(5)
As of May 31, 2018 and November 30, 2017, other assets included mortgage loan commitments carried at fair value of $25.1 million and $9.9 million, respectively, and mortgage servicing rights carried at fair value of $34.6 million and $31.2 million, respectively. In addition, other assets also included forward contracts carried at fair value of $1.7 million as of November 30, 2017.

(6)
As of May 31, 2018 and November 30, 2017, other liabilities included $56.7 million and $57.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, other liabilities also included forward contracts carried at fair value of $6.2 million as of May 31, 2018.

At May 31, 2018, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2018 (1)	$600,000
364-day warehouse repurchase facility that matures June 2018 (2)	15,000
364-day warehouse repurchase facility that matures September 2018	300,000
364-day warehouse repurchase facility that matures December 2018 (3)	400,000
364-day warehouse repurchase facility that matures March 2019 (4)	300,000
Total	$1,615,000

(1)	Subsequent to May 31, 2018, the warehouse repurchase facility maturity was extended to June 2019 and the maximum aggregate commitment amount increased to $700 million.

(2)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment decreased to $15 million until the termination date. Subsequent to May 31, 2018, the warehouse repurchase facility matured and was not extended.

(3)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(4)	Maximum aggregate commitment includes an uncommitted amount of $300 million, of which $150 million expires on July 31, 2018.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $944.6 million and $937.2 million at May 31, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $978.5 million and $974.1 million at May 31, 2018 and November 30, 2017, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Loan origination liabilities, beginning of period	$27,110	25,003	22,543	24,905
Provision for losses	990	1,066	1,637	1,944
Origination liabilities assumed related to CalAtlantic acquisition	—	—	3,959	—
Payments/settlements	(84)	(157)	(123)	(937)
Loan origination liabilities, end of period	$28,016	25,912	28,016	25,912

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$43,729	241,861
Restricted cash (1)	12,096	22,466
Loans held-for-sale (2)	326,988	236,018
Real estate owned, net	60,101	86,047
Investments in unconsolidated entities	295,840	265,418
Investments held-to-maturity	210,975	179,659
Other	104,899	122,371
	$1,054,628	1,153,840
Liabilities:
Notes and other debts payable (3)	$370,077	625,081
Other	60,424	94,975
	$430,501	720,056

(1)
As of May 31, 2018, restricted cash primarily consisted of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties. As of November 30, 2017, restricted cash primarily consisted of cash set aside for future investments on behalf of a real estate investment trust that Rialto is a sub-advisor to, upfront deposits and application fees RMF receives, as well as cash held in escrow by the Company's loan servicer provider.

(2)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value and loans in the FDIC ("FDIC Portfolios") carried at lower of cost or market.

(3)
As of May 31, 2018, Rialto had paid off the remaining principal balance of its 7.00% senior notes due December 2018. As of November 30, 2017, notes and other debts payable primarily included $349.4 million related to Rialto's 7.00% senior notes due December 2018. In addition, as of May 31, 2018 and November 30, 2017, notes and other debt payable included $225.5 million and $162.1 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the six months ended May 31, 2018, RMF originated loans with a total principal balance of $663.8 million, all of which was recorded as loans held-for-sale, and sold $556.3 million of loans into six separate securitizations. During the six months ended May 31, 2017, RMF originated loans with a total principal balance of $837.7 million of which $823.7 million were recorded as loans held-for-sale and $14.1 million as accrual loans within loans receivable, net, and sold $870.4 million of loans into five separate securitizations. As of May 31, 2018 and November 30, 2017, there were no unsettled transactions.
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
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, or (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At May 31, 2018, the consolidated LLCs had total combined assets of $16.1 million, which primarily included $7.3 million in cash, $6.4 million of real estate owned, net, and $1.6 million of loans held-for-sale. At May 31, 2018, all remaining assets with carrying values were under contract to be sold. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale.
Warehouse Facilities
At May 31, 2018, Rialto's warehouse facilities were as follows:

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

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both May 31, 2018 and November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $225.5 million and $162.1 million as of May 31, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments in Unconsolidated Entities
Generally, all of Rialto's investments in funds have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, as amended by ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the assets and liabilities of the funds in which Rialto has investments in are recorded at fair value with increases/decreases in fair value recorded in their respective statements of operations and the Company’s share was recorded in Rialto equity in earnings from unconsolidated entities in the Company's statement of operations.
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2018	May 31, 2018	November 30, 2017
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$40,645	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	86,261	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	14,661	19,189
Rialto Capital CMBS Funds	2014	119,174	119,177	52,474	52,474	54,055	54,018
Rialto Real Estate Fund III	2015	1,887,000	972,634	140,000	69,346	67,052	41,223
Rialto Credit Partnership, LP	2016	220,000	208,181	19,999	18,925	13,407	13,288
Other investments						19,759	8,936
						$295,840	265,418

During the three and six months ended May 31, 2018, Rialto received $4.3 million and $7.4 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. During the three and six months ended May 31, 2017, Rialto received $2.2 million and $3.1 million, respectively, of such advanced distributions. During the three and six months ended May 31, 2018, Rialto received $3.3 million and $5.7 million, respectively, of distributions with regard to its carried interest in Rialto Real Estate Fund, LP. During the three and six months ended May 31, 2017, Rialto received $8.8 million and $18.8 million, respectively, of such distributions with regard to its carried interest. These incentive income distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$74,585	95,552
Loans receivable	612,649	538,317
Real estate owned	287,037	348,601
Investment securities	2,195,040	1,849,795
Investments in partnerships	452,034	393,874
Other assets	46,417	42,949
	$3,667,762	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$33,406	48,374
Notes payable (1)	605,315	576,810
Equity	3,029,041	2,643,904
	$3,667,762	3,269,088

(1)	Notes payable are net of debt issuance costs of $3.4 million and $3.1 million, as of May 31, 2018 and November 30, 2017, respectively.

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues	$95,773	61,030	185,537	118,186
Costs and expenses	21,365	29,000	43,436	57,001
Other income (expense), net (1)	(27,709)	9,321	21,478	9,648
Net earnings of unconsolidated entities	$46,699	41,351	163,579	70,833
Rialto equity in earnings from unconsolidated entities	$4,116	5,730	13,230	6,452

(1)	Other income (expense), net, includes realized and unrealized gains (losses) on investments.
Investments held-to-maturity
At May 31, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $211.0 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three and six months ended May 31, 2018 or 2017. The Rialto segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$15,380	8,676
Receivables (1)	74,699	69,678
Land under development	268,135	208,618
Investment in unconsolidated entities	480,298	407,544
Other assets	34,329	16,209
	$872,841	710,725
Liabilities:
Accounts payable and other liabilities	$145,951	149,715

(1)
Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities as of May 31, 2018 and November 30, 2017, respectively.

The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2018 and November 30, 2017, the fair value of the completion guarantees was immaterial. Additionally, as of May 31, 2018 and November 30, 2017, the Lennar Multifamily segment had $4.6 million and $4.7 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of May 31, 2018 and November 30, 2017, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.0 billion and $896.7 million, respectively.

In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and six months ended May 31, 2018, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $12.4 million and $23.9 million, respectively. During the three and six months ended May 31, 2017, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $15.2 million and $28.1 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and six months ended May 31, 2018, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $97.0 million and $178.8 million, respectively, which were partially offset by costs related to those services of $93.6 million and $172.2 million, respectively. During the three and six months ended May 31, 2017, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $84.6 million and $160.4 million, respectively, which were partially offset by costs related to those services of $83.3 million and $157.0 million, respectively.
The Lennar Multifamily Venture (the "Venture Fund") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the six months ended May 31, 2018, $231.7 million in equity commitments were called, of which the Company contributed its portion of $53.1 million. During the six months ended May 31, 2018, the Company received $2.6 million of distributions as a return of capital from the Venture Fund. As of May 31, 2018, $1.7 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $403.8 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $100.2 million. As of May 31, 2018 and November 30, 2017, the carrying value of the Company's investment in the Venture Fund was $369.8 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP ("Venture Fund II"), for the development, construction and property management of class-A multifamily assets. With the first close, Venture Fund II will have approximately $500 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the six months ended May 31, 2018, $106.1 million in equity commitments were called, of which the Company contributed its portion of $52.2 million, which was made up of a $92.2 million inventory contribution, offset by $40.0 million of distributions as a return of capital resulting in a remaining equity commitment for the Company of $202.8 million. As of May 31, 2018, the carrying value of the Company's investment in the Venture Fund II was $42.9 million. The difference between the Company's net contributions and carrying value of the Company's investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$61,536	37,073
Operating properties and equipment	3,399,859	2,952,070
Other assets	33,651	36,772
	$3,495,046	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$205,557	212,123
Notes payable (1)	1,103,497	879,047
Equity	2,185,992	1,934,745
	$3,495,046	3,025,915

(1)	Notes payable are net of debt issuance costs of $18.7 million and $17.6 million, as of both May 31, 2018 and November 30, 2017, respectively.

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues	$27,121	13,975	51,073	25,592
Costs and expenses	43,482	24,477	75,277	46,823
Other income, net	31,562	28,190	38,869	78,729
Net earnings of unconsolidated entities	$15,201	17,688	14,665	57,498
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$14,281	9,427	17,023	32,574

(1)
During the three and six months ended May 31, 2018, the Lennar Multifamily segment sold two and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $17.4 million and $21.5 million share of gains, respectively. During the three and six months ended May 31, 2017, the Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains, respectively.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2018 and November 30, 2017 included $695.8 million and $569.8 million, respectively, of cash held in escrow for approximately 3 days.
(12)Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2018	November 30, 2017
Unsecured revolving credit facility	$950,000	—
6.95% senior notes due 2018	249,787	249,342
4.125% senior notes due December 2018	274,744	274,459
0.25% convertible senior notes due 2019	1,422	—
4.500% senior notes due 2019	499,189	498,793
4.50% senior notes due 2019	598,751	598,325
6.625% senior notes due 2020 (1)	316,480	—
2.95% senior notes due 2020	298,547	298,305
8.375% senior notes due 2021 (1)	449,558	—
4.750% senior notes due 2021	497,720	497,329
6.25% senior notes due December 2021 (1)	319,353	—
4.125% senior notes due 2022	596,399	595,904
5.375% senior notes due 2022 (1)	262,992	—
4.750% senior notes due 2022	570,024	569,484
4.875% senior notes due December 2023	395,361	394,964
4.500% senior notes due 2024	645,715	645,353
5.875% senior notes due 2024 (1)	455,588	—
4.750% senior notes due 2025	496,892	496,671
5.25% senior notes due 2026 (1)	410,148	—
5.00% senior notes due 2027 (1)	353,623	—
4.75% senior notes due 2027	891,923	892,657
Mortgage notes on land and other debt	451,399	398,417
	$9,985,615	6,410,003

(1)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of Lennar Corporation as follows: $267.7 million principal amount of 6.625% senior notes due 2020, $397.6 million principal amount of 8.375% senior notes due 2021, $292.0 million principal amount of 6.25% senior notes due 2021, $240.8 million principal amount of 5.375% senior notes due 2022, $421.4 million principal amount of 5.875% senior notes due 2024, $395.5 million principal amount of 5.25% senior notes due 2026 and $347.3 million principal amount of 5.00% senior notes due 2027. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

The carrying amounts of the senior notes listed above are net of debt issuance costs of $35.7 million and $33.5 million, as of May 31, 2018 and November 30, 2017, respectively.

In February 2018, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.2 billion of the Credit Facility from June 2022 to June 2023, with $70 million that matured in June 2018 and the remaining $50 million maturing in June 2020. As of May 31, 2018, the Credit Facility included a $245 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at May 31, 2018. In addition, the Company had $315 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $515.6 million and $384.4 million, respectively, at May 31, 2018 and November 30, 2017. The Company’s financial letters of credit outstanding were $169.3 million and $127.4 million, at May 31, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2018, the Company had outstanding surety bonds of $2.5 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2018, there were approximately $1.3 billion, or 51%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
During the three months ended May 31, 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused the Company to purchase them for cash or converted them into a combination of the Company’s Class A and Class B common stock and cash, resulting in the Company issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the principal balance of the convertible senior notes had either been converted or redeemed.
In May 2018, the Company redeemed $575 million aggregate principal amount of the 8.375% senior notes due 2018 ("8.375% Senior Notes due 2018"). The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest. The 8.375% Senior Notes due 2018 with $575 million of principal amount were obligations of CalAtlantic when it was acquired and $485.6 million principal amount was subsequently exchanged in part for notes of the Company.
Subsequent to May 31, 2018, the Company redeemed $250 million aggregate principal amount of the 6.95% senior notes due 2018. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Warranty reserve, beginning of the period	$270,056	138,987	164,619	135,403
Warranties issued	47,855	29,430	72,544	50,150
Adjustments to pre-existing warranties from changes in estimates (1)	7,227	7,987	10,095	10,333
Warranties assumed related to acquisitions	9,150	—	117,554	6,345
Payments	(39,578)	(24,571)	(70,102)	(50,398)
Warranty reserve, end of period	$294,710	151,833	294,710	151,833

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2018 and 2017 primarily related to specific claims related to certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three months ended May 31, 2018, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2018, the Company granted employees 0.4 million of nonvested shares. During the three and six months ended May 31, 2017, the Company granted an immaterial number of nonvested shares. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2018 was $16.0 million and $33.7 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2017 was $12.3 million and $24.8 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2018 and November 30, 2017, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2018		November 30, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto:
Investments held-to-maturity	Level 3	$210,975	232,909	179,659	199,190
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$75,218	67,826	44,193	41,795
Investments held-to-maturity	Level 2	$61,512	61,159	52,327	52,189
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$9,985,615	9,937,068	6,410,003	6,598,848
Rialto notes payable and other debts payable	Level 2	$370,077	371,971	625,081	644,644
Lennar financial services notes and other debts payable	Level 2	$944,551	944,551	937,431	937,431

The following methods and assumptions are used by the Company in estimating fair values:
Rialto—The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using quoted interest rates and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short-term maturities.
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at May 31, 2018	Fair Value at November 30, 2017
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$325,373	234,403
Credit default swaps (2)	Level 2	$1,029	995
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (3)	Level 2	$935,519	937,516
Investments available-for-sale	Level 1	$56,386	57,439
Mortgage loan commitments	Level 2	$25,091	9,873
Forward contracts	Level 2	$(6,195)	1,681
Mortgage servicing rights	Level 3	$34,592	31,163

(1)
The aggregate fair value of Rialto loans held-for-sale of $325.4 million at May 31, 2018 exceeds their aggregate principal balance of $323.2 million by $2.2 million. The aggregate fair value of loans held-for-sale of $234.4 million at November 30, 2017 was below their aggregate principal balance of $235.4 million by $1.0 million.

(2)	Rialto's credit default swaps are included within Rialto's other assets.

(3)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $935.5 million at May 31, 2018 exceeds their aggregate principal balance of $906.5 million by $29.0 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $937.5 million at November 30, 2017 exceeded their aggregate principal balance of $908.8 million by $28.7 million.

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
Rialto loans held-for-sale - The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Rialto credit default swaps - The fair value of credit default swaps (derivatives) is based on quoted market prices for similar investments traded in active markets.
Lennar Financial Services loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights was included in Lennar Financial Services’ loans held-for-sale as of May 31, 2018 and November 30, 2017. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Lennar Financial Services investments available-for-sale - The fair value of these investments is based on the quoted market prices for similar financial instruments.
Lennar Financial Services mortgage loan commitments - Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets.
Lennar Financial Services forward contracts - Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts was included in the Lennar Financial Services segment's other liabilities as of May 31, 2018. The fair value of forward contracts was included in the Lennar Financial Services segment's other assets as of November 30, 2017.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2018, the segment had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through August 2018.
Lennar Financial Services mortgage servicing rights - Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2018, the key assumptions used in determining the fair value include an 11.6% mortgage prepayment rate, a 12.5% discount rate and an 8.8% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$16,586	10,737	289	24,037
Mortgage loan commitments	$13,438	4,715	15,219	10,935
Forward contracts	$(11,039)	(5,049)	(7,876)	(33,263)
Investments available-for-sale	$126	(4)	126	(4)
Changes in fair value included in Rialto revenues:
Financial Assets:
Credit default swaps	$(55)	(885)	33	(1,316)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investment available-for-sale	$(589)	419	(1,247)	1,391

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended May 31,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$36,772	123,398	26,497	44,939
Purchases/loan originations	1,857	425,870	2,866	429,320
Sales/loan originations sold, including those not settled	—	(228,141)	—	(392,678)
Disposals/settlements	(3,326)	—	(904)	—
Changes in fair value (1)	(711)	2,618	(1,089)	1,078
Interest and principal paydowns	—	1,628	—	144
Ending balance	$34,592	325,373	27,370	82,803

	Six Months Ended May 31,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$31,163	234,403	23,930	126,947
Purchases/loan originations	4,145	663,835	5,712	823,660
Sales/loan originations sold, including those not settled	—	(575,853)	—	(870,394)
Disposals/settlements	(4,539)	—	(1,795)	—
Changes in fair value (1)	3,823	3,370	(477)	2,498
Interest and principal paydowns	—	(382)	—	92
Ending balance	$34,592	325,373	27,370	82,803

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
FDIC Portfolios loans held-for-sale	Level 3	$—	—	—	29,030	23,812	(5,218)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	6,659	2,745	(3,914)
Land and land under development (2)	Level 3	$13,858	3,122	(10,736)	6,771	3,094	(3,677)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$—	—	—	21,429	20,271	(1,158)
Upon management periodic valuations	Level 3	$2,951	2,459	(492)	50,075	36,250	(13,825)

		Six Months Ended May 31,
		2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$—	—	—	31,554	18,885	(12,669)
FDIC Portfolios loans held-for-sale	Level 3	$—	—	—	29,030	23,812	(5,218)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	6,659	2,745	(3,914)
Land and land under development (2)	Level 3	$66,787	46,687	(20,100)	6,771	3,094	(3,677)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$—	—	—	30,303	28,690	(1,613)
Upon management periodic valuations	Level 3	$15,251	9,275	(5,976)	84,330	58,176	(26,154)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and six months ended May 31, 2018 and 2017.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three and six months ended May 31, 2018 and 2017.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The losses, net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2018 and 2017.

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of May 31, 2018 and 2017, there were 1,320 and 732 active communities, excluding unconsolidated entities, respectively. As of May 31, 2018, the Company identified 19 communities with 1,013 homesites and a corresponding carrying value of $113.2 million as having potential indicators of impairment. For the six months ended May 31, 2018, the Company recorded valuation adjustments of $17.6 million on 570 homesites in three communities with a carrying value of $31.3 million.
As of May 31, 2017, the Company identified 16 communities with 677 homesites and a corresponding carrying value of $70.0 million as having potential indicators of impairment. For the six months ended May 31, 2017, the Company recorded valuation adjustments of $7.5 million on 469 homesites in six communities with a carrying value of $12.0 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the six months ended May 31, 2018:

	Six Months Ended
	May 31, 2018			May 31, 2017
Unobservable inputs	Range			Range
Average selling price	$233,000	-	$572,000	$125,000	-	$567,000
Absorption rate per quarter (homes)	5	-	16	4	-	10
Discount rate	20%			20%

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2018. Based on the Company's evaluation, during the six months ended May 31, 2018, the Company consolidated and deconsolidated the same VIE thus resulting in no change to the combined assets and liabilities during that period.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	May 31, 2018	November 30, 2017
Lennar Homebuilding	$960,676	900,769
Rialto	$295,840	265,418
Lennar Multifamily	$480,298	407,544

Consolidated VIEs
As of May 31, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $883.9 million and $420.5 million, respectively. As of November 30, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $799.4 million and $389.7 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of May 31, 2018

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$144,914	217,776
Rialto (2)	210,975	210,975
Lennar Multifamily (3)	430,642	738,457
	$786,531	1,167,208
As of November 30, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$181,804	248,909
Rialto (2)	179,659	179,659
Lennar Multifamily (3)	345,175	503,364
	$706,638	931,932

(1)
As of both May 31, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $66.8 million and $61.6 million, respectively.

(2)
As of both May 31, 2018 and November 30, 2017, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. As of May 31, 2018 and November 30, 2017, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $211.0 million and $179.7 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of May 31, 2018, the remaining equity commitment of $303.0 million to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of its projects was included in Lennar's maximum exposure to loss. As of November 30, 2017, the remaining equity commitment of $153.3 million to fund the Venture Fund was included in Lennar's maximum exposure for loss. In addition, as of May 31, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $4.6 million and

$4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.
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
As of May 31, 2018, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $303.0 million remaining equity commitment to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of the projects and $4.6 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $66.8 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the six months ended May 31, 2018, consolidated inventory not owned increased by $11.5 million with a decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2018. The increase was primarily due to a higher amount of construction started on homesites not owned compared to homesite takedowns. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $249.8 million and $137.0 million at May 31, 2018 and November 30, 2017, respectively. Additionally, the Company had posted $53.2 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2018 and November 30, 2017, respectively.

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
In the first quarter of 2017, the Company recorded a $140 million loss due to litigation regarding a contract the Company entered into in 2005 to purchase a property in Maryland. As a result of the litigation, the Company purchased the property for $114 million, which approximated the Company's estimate of fair value for the property. In addition, the Company paid approximately $124 million in interest and other closing costs and have accrued for the amount it expects to pay as reimbursement for attorney's fees.
In July 2017, CalAtlantic Group, Inc., a subsidiary of the Company, was notified by the San Francisco Regional Water Quality Control Board of CalAtlantic’s non-compliance with the Clean Water Act at a development in San Ramon, CA. The Company expects to pay monetary sanctions to resolve this matter, which the Company does not currently expect will be material.
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
The indentures governing the Company’s 6.95% senior notes due 2018, 4.125% senior notes due 2018, 0.25% convertible senior notes due 2019, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2018 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 or were guaranteeing CalAtlantic convertible senior notes. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2018 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$472,560	604,171	66,515	—	1,143,246
Inventories	—	17,040,795	354,199	—	17,394,994
Investments in unconsolidated entities	—	944,238	16,438	—	960,676
Goodwill	—	3,451,994	—	—	3,451,994
Other assets	357,270	1,050,836	139,481	(17,982)	1,529,605
Investments in subsidiaries	10,712,911	89,622	—	(10,802,533)	—
Intercompany	12,036,122	—	—	(12,036,122)	—
	23,578,863	23,181,656	576,633	(22,856,637)	24,480,515
Lennar Financial Services	—	296,030	1,648,183	(1,088)	1,943,125
Rialto	—	—	1,054,628	—	1,054,628
Lennar Multifamily	—	—	872,841	—	872,841
Total assets	$23,578,863	23,477,686	4,152,285	(22,857,725)	28,351,109
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$520,808	1,734,807	296,456	(19,070)	2,533,001
Liabilities related to consolidated inventory not owned	—	346,236	13,500	—	359,736
Senior notes and other debts payable	9,466,744	476,411	42,460	—	9,985,615
Intercompany	—	10,458,135	1,577,987	(12,036,122)	—
	9,987,552	13,015,589	1,930,403	(12,055,192)	12,878,352
Lennar Financial Services	—	44,980	1,152,455	—	1,197,435
Rialto	—	—	430,501	—	430,501
Lennar Multifamily	—	—	145,951	—	145,951
Total liabilities	9,987,552	13,060,569	3,659,310	(12,055,192)	14,652,239
Stockholders’ equity	13,591,311	10,417,117	385,416	(10,802,533)	13,591,311
Noncontrolling interests	—	—	107,559	—	107,559
Total equity	13,591,311	10,417,117	492,975	(10,802,533)	13,698,870
Total liabilities and equity	$23,578,863	23,477,686	4,152,285	(22,857,725)	28,351,109

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,945,024	462,336	21,972	—	2,429,332
Inventories	—	10,560,996	299,894	—	10,860,890
Investments in unconsolidated entities	—	884,294	16,475	—	900,769
Goodwill	—	136,566	—	—	136,566
Other assets	246,490	520,899	114,431	(18,416)	863,404
Investments in subsidiaries	4,446,309	52,237	—	(4,498,546)	—
Intercompany	7,881,306	—	—	(7,881,306)	—
	14,519,129	12,617,328	452,772	(12,398,268)	15,190,961
Lennar Financial Services	—	130,184	1,561,525	(2,201)	1,689,508
Rialto	—	—	1,153,840	—	1,153,840
Lennar Multifamily	—	—	710,725	—	710,725
Total assets	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$635,227	1,011,051	294,933	(20,617)	1,920,594
Liabilities related to consolidated inventory not owned	—	367,220	13,500	—	380,720
Senior notes and other debts payable	6,011,585	394,365	4,053	—	6,410,003
Intercompany	—	6,775,719	1,105,587	(7,881,306)	—
	6,646,812	8,548,355	1,418,073	(7,901,923)	8,711,317
Lennar Financial Services	—	48,700	1,129,114	—	1,177,814
Rialto	—	—	720,056	—	720,056
Lennar Multifamily	—	—	149,715	—	149,715
Total liabilities	6,646,812	8,597,055	3,416,958	(7,901,923)	10,758,902
Stockholders’ equity	7,872,317	4,150,457	348,089	(4,498,546)	7,872,317
Noncontrolling interests	—	—	113,815	—	113,815
Total equity	7,872,317	4,150,457	461,904	(4,498,546)	7,986,132
Total liabilities and equity	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	5,022,769	41,228	—	5,063,997
Lennar Financial Services	—	100,257	136,898	(5,020)	232,135
Rialto	—	—	45,236	—	45,236
Lennar Multifamily	—	—	117,693	—	117,693
Total revenues	—	5,123,026	341,055	(5,020)	5,459,061
Cost and expenses:
Lennar Homebuilding	—	4,597,434	39,356	(723)	4,636,067
Lennar Financial Services	—	89,752	96,245	(6,244)	179,753
Rialto	—	—	39,305	(3,369)	35,936
Lennar Multifamily	—	—	117,186	—	117,186
Acquisition and integration costs related to CalAtlantic	—	23,875	—	—	23,875
Corporate general and administrative	82,962	605	—	1,348	84,915
Total costs and expenses	82,962	4,711,666	292,092	(8,988)	5,077,732
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(12,345)	119	—	(12,226)
Lennar Homebuilding other income, net	3,978	6,834	2,980	(3,968)	9,824
Rialto equity in earnings from unconsolidated entities	—	—	4,116	—	4,116
Rialto other expense, net	—	—	(6,514)	—	(6,514)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	14,281	—	14,281
Earnings (loss) before income taxes	(78,984)	405,849	63,945	—	390,810
Benefit (provision) for income taxes	13,957	(74,781)	(15,137)	—	(75,961)
Equity in earnings from subsidiaries	375,284	28,718	—	(404,002)	—
Net earnings (including net earnings attributable to noncontrolling interests)	310,257	359,786	48,808	(404,002)	314,849
Less: Net earnings attributable to noncontrolling interests	—	—	4,592	—	4,592
Net earnings attributable to Lennar	$310,257	359,786	44,216	(404,002)	310,257
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(589)	—	(589)
Reclassification adjustments for loss included in earnings, net of tax	—	—	(126)	—	(126)
Total other comprehensive loss, net of tax	$—	—	(715)	—	(715)
Total comprehensive income attributable to Lennar	$310,257	359,786	43,501	(404,002)	309,542
Total comprehensive income attributable to noncontrolling interests	$—	—	4,592	—	4,592

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,875,612	10,129	—	2,885,741
Lennar Financial Services	—	86,596	126,767	(5,000)	208,363
Rialto	—	—	67,988	—	67,988
Lennar Multifamily	—	—	99,835	(35)	99,800
Total revenues	—	2,962,208	304,719	(5,035)	3,261,892
Cost and expenses:
Lennar Homebuilding	—	2,525,007	10,718	(242)	2,535,483
Lennar Financial Services	—	77,742	92,673	(5,779)	164,636
Rialto	—	—	59,166	(90)	59,076
Lennar Multifamily	—	—	102,698	—	102,698
Corporate general and administrative	65,217	291	—	1,266	66,774
Total costs and expenses	65,217	2,603,040	265,255	(4,845)	2,928,667
Lennar Homebuilding equity in loss from unconsolidated entities	—	(21,468)	(38)	—	(21,506)
Lennar Homebuilding other income (expense), net	(180)	1,880	1,938	190	3,828
Rialto equity in earnings from unconsolidated entities	—	—	5,730	—	5,730
Rialto other expense, net	—	—	(21,104)	—	(21,104)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	9,427	—	9,427
Earnings (loss) before income taxes	(65,397)	339,580	35,417	—	309,600
Benefit (provision) for income taxes	21,822	(112,372)	(18,342)	—	(108,892)
Equity in earnings from subsidiaries	257,220	21,415	—	(278,635)	—
Net earnings (including net loss attributable to noncontrolling interests)	213,645	248,623	17,075	(278,635)	200,708
Less: Net loss attributable to noncontrolling interests	—	—	(12,937)	—	(12,937)
Net earnings attributable to Lennar	$213,645	248,623	30,012	(278,635)	213,645
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	419	—	419
Reclassification adjustments for loss included in net earnings, net of tax	—	—	4	—	4
Total other comprehensive income, net of tax	$—	—	423	—	423
Total comprehensive income attributable to Lennar	$213,645	248,623	30,435	(278,635)	214,068
Total comprehensive loss attributable to noncontrolling interests	$—	—	(12,937)	—	(12,937)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	7,675,963	50,127	—	7,726,090
Lennar Financial Services	—	173,269	240,000	(9,994)	403,275
Rialto	—	—	99,538	—	99,538
Lennar Multifamily	—	—	210,949	—	210,949
Total revenues	—	7,849,232	600,614	(9,994)	8,439,852
Cost and expenses:
Lennar Homebuilding	—	6,991,238	51,593	(2,757)	7,040,074
Lennar Financial Services	—	164,228	179,363	(12,393)	331,198
Rialto	—	—	84,718	(3,369)	81,349
Lennar Multifamily	—	—	214,385	—	214,385
Acquisition and integration costs related to CalAtlantic	—	128,070	—	—	128,070
Corporate general and administrative	148,885	1,209	—	2,631	152,725
Total costs and expenses	148,885	7,284,745	530,059	(15,888)	7,947,801
Lennar Homebuilding equity in loss from unconsolidated entities	—	(26,476)	(37)	—	(26,513)
Lennar Homebuilding other income, net	5,913	175,130	4,603	(5,894)	179,752
Rialto equity in earnings from unconsolidated entities	—	—	13,230	—	13,230
Rialto other expense, net	—	—	(15,305)	—	(15,305)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	17,023	—	17,023
Earnings (loss) before income taxes	(142,972)	713,141	90,069	—	660,238
Benefit (provision) for income taxes	45,522	(225,224)	(28,870)	—	(208,572)
Equity in earnings from subsidiaries	543,922	38,918	—	(582,840)	—
Net earnings (including net loss attributable to noncontrolling interests)	446,472	526,835	61,199	(582,840)	451,666
Less: Net earnings attributable to noncontrolling interests	—	—	5,194	—	5,194
Net earnings attributable to Lennar	$446,472	526,835	56,005	(582,840)	446,472
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,247)	—	(1,247)
Reclassification adjustments for loss included in earnings, net of tax	—	—	(126)	—	(126)
Total other comprehensive loss, net of tax	$—	—	(1,373)	—	(1,373)
Total comprehensive income attributable to Lennar	$446,472	526,835	54,632	(582,840)	445,099
Total comprehensive income attributable to noncontrolling interests	$—	—	5,194	—	5,194

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	4,888,494	15,941	—	4,904,435
Lennar Financial Services	—	137,105	229,299	(9,998)	356,406
Rialto	—	—	149,994	—	149,994
Lennar Multifamily	—	—	188,552	(67)	188,485
Total revenues	—	5,025,599	583,786	(10,065)	5,599,320
Cost and expenses:
Lennar Homebuilding	—	4,319,017	18,586	(559)	4,337,044
Lennar Financial Services	—	126,798	176,661	(11,444)	292,015
Rialto	—	—	126,131	(142)	125,989
Lennar Multifamily	—	—	195,347	—	195,347
Corporate general and administrative	124,396	546	—	2,531	127,473
Total costs and expenses	124,396	4,446,361	516,725	(9,614)	5,077,868
Lennar Homebuilding equity in loss from unconsolidated entities	—	(33,028)	(12)	—	(33,040)
Lennar Homebuilding other income (expense), net	(431)	6,653	2,894	451	9,567
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	6,452	—	6,452
Rialto other expense, net	—	—	(37,762)	—	(37,762)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	32,574	—	32,574
Earnings (loss) before income taxes	(124,827)	412,863	71,207	—	359,243
Benefit (provision) for income taxes	42,266	(135,716)	(35,411)	—	(128,861)
Equity in earnings from subsidiaries	334,286	28,308	—	(362,594)	—
Net earnings (including net earnings attributable to noncontrolling interests)	251,725	305,455	35,796	(362,594)	230,382
Less: Net loss attributable to noncontrolling interests	—	—	(21,343)	—	(21,343)
Net earnings attributable to Lennar	$251,725	305,455	57,139	(362,594)	251,725
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,391	—	1,391
Reclassification adjustments for loss included in earnings, net of tax	—	—	4	—	4
Total other comprehensive earnings, net of tax	$—	—	1,395	—	1,395
Total comprehensive income attributable to Lennar	$251,725	305,455	58,534	(362,594)	253,120
Total comprehensive income attributable to noncontrolling interests	$—	—	(21,343)	—	(21,343)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$446,472	526,835	61,199	(582,840)	451,666
Distributions of earnings from guarantor and non-guarantor subsidiaries	543,922	38,918	—	(582,840)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(712,072)	(94,845)	(193,192)	582,840	(417,269)
Net cash provided by (used in) operating activities	278,322	470,908	(131,993)	(582,840)	34,397
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	24,013	(14,043)	—	9,970
Proceeds from sales of real estate owned	—	—	21,658	—	21,658
Proceeds from sale of investment in unconsolidated entity	—	175,179	—	—	175,179
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash acquired	(1,162,342)	23,035	36,350	—	(1,102,957)
Other	(21,568)	(5,933)	(10,763)	—	(38,264)
Distributions of capital from guarantor and non-guarantor subsidiaries	65,000	20,000	—	(85,000)	—
Intercompany	(1,034,631)	—	—	1,034,631	—
Net cash provided by (used in) investing activities	(2,153,541)	236,294	2,134	949,631	(965,482)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	950,000	(454,700)	—	—	495,300
Net borrowings (repayments) under warehouse facilities	—	(54)	7,764	—	7,710
Debt issuance costs	(9,109)	—	(2,992)	—	(12,101)
Redemption of senior notes	(484,332)	(90,668)	—	—	(575,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments on other borrowings, other liabilities, Rialto Senior Notes and other notes payable	—	(52,999)	(295,046)	—	(348,045)
Net payments related to noncontrolling interests	—		(26,530)	—	(26,530)
Excess tax benefits from share-based awards	—	—	—	—	—
Common stock:
Issuances	3,184	—	—	—	3,184
Repurchases	(28,526)	—	—	—	(28,526)
Dividends	(22,780)	(591,835)	(76,005)	667,840	(22,780)
Intercompany	—	624,070	410,561	(1,034,631)	—
Net cash provided by (used in) financing activities	408,437	(625,331)	17,752	(366,791)	(565,933)
Net decrease (increase) in cash and cash equivalents	(1,466,782)	81,871	(112,107)	—	(1,497,018)
Cash and cash equivalents at beginning of period	1,937,674	359,087	354,111	—	2,650,872
Cash and cash equivalents at end of period	$470,892	440,958	242,004	—	1,153,854

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$251,725	305,455	35,796	(362,594)	230,382
Distributions of earnings from guarantor and non-guarantor subsidiaries	334,286	28,308	—	(362,594)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(340,147)	(412,545)	(43)	362,594	(390,141)
Net cash provided by (used in) operating activities	245,864	(78,782)	35,753	(362,594)	(159,759)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(218,153)	(1,103)	—	(219,256)
Proceeds from sales of real estate owned	—	—	55,521	—	55,521
Originations of loans receivable	—	—	(14,055)	—	(14,055)
Purchases of commercial mortgage-backed securities bonds	—	—	(40,357)	—	(40,357)
Acquisition, net of cash acquired	(611,103)	—	—	—	(611,103)
Other	(3,897)	(23,370)	(17,019)	—	(44,286)
Distributions of capital from guarantor and non-guarantor subsidiaries	60,000	60,000	—	(120,000)	—
Intercompany	(657,990)	—	—	657,990	—
Net cash used in investing activities	(1,212,990)	(181,523)	(17,013)	537,990	(873,536)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(51)	(144,214)	—	(144,265)
Proceeds from senior notes and debt issuance costs	1,240,449	—	(4,509)	—	1,235,940
Redemption of senior notes	(400,000)	—	—	—	(400,000)
Net proceeds on Rialto notes payable	—	—	25,340	—	25,340
Net proceeds (payments) on other borrowings	—	(28,705)	63,201	—	34,496
Net payments related to noncontrolling interests	—		(47,589)	—	(47,589)
Excess tax benefits from share-based awards	1,980	—	—	—	1,980
Common stock:
Issuances	693	—	—	—	693
Repurchases	(83)	—	—	—	(83)
Dividends	(18,778)	(365,455)	(117,139)	482,594	(18,778)
Intercompany	—	497,457	160,533	(657,990)	—
Net cash provided by (used in) financing activities	824,261	103,246	(64,377)	(175,396)	687,734
Net decrease in cash and cash equivalents	(142,865)	(157,059)	(45,637)	—	(345,561)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$554,247	220,011	209,710	—	983,968

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: increases in operating costs, including costs related to labor, real estate taxes, construction materials and insurance; unfavorable outcomes in legal proceedings; our inability to realize all of the anticipated synergy benefits from the CalAtlantic Group, Inc. ("CalAtlantic") transaction or to realize them in the anticipated timeline; a downturn in the market for residential real estate; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Lennar Multifamily rental properties, and our inability to successfully sell our apartments; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; negative effects of increasing mortgage interest rates; our inability to reduce the ratio of our homebuilding debt to our total capital net of cash; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; our inability to reposition Rialto in connection with possible strategic alternatives relating to Rialto; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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
Outlook
The housing market has remained strong. Even with questions about rising interest rates, labor shortages, rising construction costs and the macro international trade tensions, the housing market has remained resilient. There continues to be a general sense of optimism in the market. Unemployment is at historic lows, the labor participation rate is increasing and wages are higher. The deficit in the production of new homes has driven a supply shortage, while demand is strong. The millennial population is forming households, so short supply with strong demand is sustaining this recovery and overcoming headwinds. Additionally, the Federal Tax Act continues to add momentum to the economic and housing landscape. It is proving to be a positive for our customer base and stimulative to the economy overall, which is good for housing.
Against this strong backdrop we have continued to successfully integrate our strategic combination with CalAtlantic. We will continue to transition CalAtlantic communities to Lennar branding and our Everything’s Included® marketing model. As deliveries increase later in the year, we expect to generate significant cash flow, and our first priority is to pay down debt and reduce leverage.

We believe that we are poised to continue to grow our business and to leverage scale in each of our markets and to drive efficiencies and implement new technologies. Current market conditions enable us to grow, while management and company focus enable us to drive continued improvement and refinement of our business with critical scale in the best markets in the country.
We are already starting to see the power of consolidation with CalAtlantic at the corporate level and the benefits of leverage from additional volume and scale in local markets. Since closing the transaction, we have now increased our synergy savings expectations for 2018 to $160 million and our synergies target for 2019 to $380 million.
Our net margins are expected to improve throughout the year as we achieve synergies and increase revenues from CalAtlantic. Both S,G&A and corporate G&A expenses as a percentage of revenues were lower than the same period last year, and our operations continued the pattern of exceeding our expectations driven by solid fundamentals. We believe these trends should carry forward throughout the year.
Additionally, as previously announced in April, we have engaged Wells Fargo Securities and Deutsche Bank Securities to advise us regarding possible strategic alternatives relating to our Rialto investment and asset management platform, and we remain committed to our strategy of reverting to our pure-play core homebuilding platform. Rialto Mortgage Finance, our commercial loan securitization business, will be moved out of Rialto and merged into Lennar Financial Services, and certain other Rialto assets may be moved out of Rialto.
We expect that our company’s main driver of earnings will continue to be our homebuilding and financial services operations as we believe we are currently positioned to deliver 46,360 homes in fiscal 2018. Overall, we believe we are on track to achieve another year of strong profitability in fiscal 2018.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2018 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $310.3 million, or $0.94 per diluted share ($0.95 per basic share), in the second quarter of 2018, compared to net earnings attributable to Lennar of $213.6 million, or $0.89 per diluted share ($0.89 per basic share), in the second quarter of 2017. Earnings in the second quarter of 2018 were reduced by $236.8 million ($0.58 per diluted share) of pretax backlog/construction in progress write-up related to purchase accounting and $23.9 million ($0.06 per diluted share) of pretax acquisition and integration costs related to the acquisition of CalAtlantic. Our net earnings attributable to Lennar were $446.5 million, or $1.52 per diluted share ($1.53 per basic share), in the six months ended May 31, 2018, compared to net earnings attributable to Lennar of $251.7 million, or $1.05 per diluted share ($1.05 per basic share), in the second quarter of 2017. Earnings in the six months ended May 31, 2018 were reduced by $291.9 million ($0.79 per diluted share) of pretax backlog/construction in progress write-up related to purchase accounting, $128.1 million ($0.35 per diluted share) of pretax acquisition and integration costs related to the acquisition of CalAtlantic, and a $68.6 million ($0.24 per diluted share) write down of deferred tax assets due to the reduction in the maximum federal corporate income tax rate. Earnings in the second quarter of 2017 were reduced by $140 million ($0.39 per diluted share) of pretax Lennar Homebuilding loss due to litigation.

Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Lennar Homebuilding revenues:
Sales of homes	$4,986,010	2,870,352	7,635,150	4,854,140
Sales of land	77,987	15,389	90,940	50,295
Total Lennar Homebuilding revenues	5,063,997	2,885,741	7,726,090	4,904,435
Lennar Homebuilding costs and expenses:
Costs of homes sold	4,145,968	2,253,477	6,278,480	3,818,100
Costs of land sold	57,647	13,651	72,030	46,575
Selling, general and administrative	432,452	268,355	689,564	472,369
Total Lennar Homebuilding costs and expenses	4,636,067	2,535,483	7,040,074	4,337,044
Lennar Homebuilding operating margins	427,930	350,258	686,016	567,391
Lennar Homebuilding equity in loss from unconsolidated entities	(12,226)	(21,506)	(26,513)	(33,040)
Lennar Homebuilding other income, net	9,824	3,828	179,752	9,567
Lennar Homebuilding loss due to litigation	—	—	—	(140,000)
Lennar Homebuilding operating earnings	425,528	332,580	839,255	403,918
Lennar Financial Services revenues	232,135	208,363	403,275	356,406
Lennar Financial Services costs and expenses	179,753	164,636	331,198	292,015
Lennar Financial Services operating earnings	52,382	43,727	72,077	64,391
Rialto revenues	45,236	67,988	99,538	149,994
Rialto costs and expenses	35,936	59,076	81,349	125,989
Rialto equity in earnings from unconsolidated entities	4,116	5,730	13,230	6,452
Rialto other expense, net	(6,514)	(21,104)	(15,305)	(37,762)
Rialto operating earnings (loss)	6,902	(6,462)	16,114	(7,305)
Lennar Multifamily revenues	117,693	99,800	210,949	188,485
Lennar Multifamily costs and expenses	117,186	102,698	214,385	195,347
Lennar Multifamily equity in earnings from unconsolidated entities	14,281	9,427	17,023	32,574
Lennar Multifamily operating earnings	14,788	6,529	13,587	25,712
Total operating earnings	499,600	376,374	941,033	486,716
Acquisition and integration costs related to CalAtlantic	(23,875)	—	(128,070)	—
Corporate general and administrative expenses	(84,915)	(66,774)	(152,725)	(127,473)
Earnings before income taxes	$390,810	309,600	660,238	359,243
Effects of CalAtlantic Acquisition
We had previously stated that we expected to receive $100 million of synergy benefits from the acquisition of CalAtlantic during 2018 and $365 million in 2019. By the end of June 2018, we had taken steps that made us believe that we are on track to meet or exceed our $100 million synergy savings expectations for 2018 by $60 million and our $365 million synergies target for 2019 by $15 million. These steps included elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.
Our operating results for the three and six months ended May 31, 2018 were adversely affected by $23.9 million and $128.1 million, respectively of acquisition and integration costs and $236.8 million and $291.9 million, respectively of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the three and six months ended May 31, 2018. We will continue to incur integration costs during the remainder of fiscal 2018. Additionally, our earnings in the third and fourth quarters will continue to be affected by purchase accounting adjustments impacting gross margins recognized on CalAtlantic homes in backlog/construction in progress at the date of acquisition.

The following table discloses homebuilding data for the combined Lennar and CalAtlantic companies as of and for the three months ended May 31, 2018. The table also has pro forma combined homebuilding data for Lennar and CalAtlantic for the three months ended May 31, 2017.

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2018	2017
		Lennar	CalAtlantic	Pro forma Combined
Deliveries	12,095	7,710	3,627	11,337
New Orders	14,440	8,898	4,488	13,386
Backlog	19,622	10,201	7,672	17,873
Three Months Ended May 31, 2018 versus Three Months Ended May 31, 2017
On February 12, 2018, we completed our acquisition of CalAtlantic. Prior year information includes only stand alone data for Lennar Corporation.
Revenues from home sales increased 74% in the second quarter of 2018 to $5.0 billion from $2.9 billion in the second quarter of 2017. Revenues were higher primarily due to a 57% increase in the number of home deliveries, excluding unconsolidated entities, and an 11% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 12,078 homes in the second quarter of 2018 from 7,687 homes in the second quarter of 2017. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other primarily as a result of the significant increase in volume resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $413,000 in the second quarter of 2018, compared to $374,000 in the second quarter of 2017. The increase in average sales price was primarily resulting from the CalAtlantic acquisition. Sales incentives offered to homebuyers were $23,000 per home delivered in the second quarter of 2018, or 5.3% as a percentage of home sales revenue, compared to $22,700 per home delivered in the second quarter of 2017, or 5.7% as a percentage of home sales revenue, and $22,300 per home delivered in the first quarter of 2018, or 5.4% as a percentage of home sales revenue.
Gross margins on home sales were $840.0 million, or 16.8%, in the second quarter of 2018. Excluding the backlog/construction in progress write-up of $236.8 million related to purchase accounting adjustments on CalAtlantic homes that were delivered in the second quarter of 2018, gross margins on home sales were $1.1 billion or 21.6%. This compared to $616.9 million, or 21.5%, in the second quarter of 2017. Gross margin percentage on home sales increased compared to the second quarter of 2017 primarily due to an increase in the average sales price of homes delivered, partially offset by higher construction costs.
Selling, general and administrative expenses were $432.5 million in the second quarter of 2018, compared to $268.4 million in the second quarter of 2017. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.7% in the second quarter of 2018, from 9.3% in the second quarter of 2017 due to improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives. WCI Communities, Inc. ("WCI") transaction-related expenses had a negative 20 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales in the second quarter of 2017.
Gross profits on land sales were $20.3 million in the second quarter of 2018, which included profits of $15.0 million on two strategic land sales. This compared to gross profits on land sales of $1.7 million in the second quarter of 2017. Lennar Homebuilding equity in loss from unconsolidated entities was $12.2 million in the second quarter of 2018, compared to $21.5 million in the second quarter of 2017. In the second quarter of 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a Lennar Homebuilding unconsolidated entity and our share of net operating losses from its unconsolidated entities. In the second quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from its unconsolidated entities, primarily driven by general and administrative expenses, as there were no significant land sale transactions. Lennar Homebuilding other income, net, was $9.8 million in the second quarter of 2018, compared to $3.8 million in the second quarter of 2017.
Lennar Homebuilding interest expense was $75.8 million in the second quarter of 2018 ($71.9 million was included in costs of homes sold, $0.9 million in costs of land sold and $3.0 million in other income, net), compared to $71.9 million in the second quarter of 2017 ($69.9 million was included in costs of homes sold, $0.7 million in costs of land sold and $1.3 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.

Operating earnings for our Lennar Financial Services segment were $52.4 million in the second quarter of 2018, compared to $43.7 million in the second quarter of 2017. Operating earnings were impacted by an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's Financial Services operations, partially offset by a decrease in refinance transactions and lower mortgage profit per loan originated.
Operating earnings for the Rialto segment were $7.0 million in the second quarter of 2018 (which included $6.9 million of operating earnings and an add back of $0.1 million of net loss attributable to noncontrolling interests). Operating earnings in the second quarter of 2017 were $6.2 million (which included a $6.5 million operating loss and an add back of $12.6 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily due to a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios as well as a decrease in general and administrative expenses. The increase in operating earnings was partially offset by a decrease in Rialto Mortgage Finance ("RMF") securitization revenues as a result of lower volume as well as decreases in incentive and management fee income.
Operating earnings for the Lennar Multifamily segment were $14.8 million in the second quarter of 2018, primarily due to the segment's $17.4 million share of gains as a result of the sale of two operating properties by two of Lennar Multifamily's unconsolidated entities and $5.2 million of promote revenue related to two properties in the Lennar Multifamily Venture (the "Venture Fund"), partially offset by general and administrative expenses. In the second quarter of 2017, the Lennar Multifamily segment had operating earnings of $6.5 million primarily due to the segment's $11.4 million share of gains as a result of the sale of an operating property by one of Lennar Multifamily's unconsolidated entities, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $84.9 million, or 1.6% as a percentage of total revenues, in the second quarter of 2018, compared to $66.8 million, or 2.0% as a percentage of total revenues, in the second quarter of 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues is due to improved operating leverage as a result of an increase in revenues.
Net earnings (loss) attributable to noncontrolling interests were $4.6 million and ($12.9) million in the second quarter of 2018 and 2017, respectively. Net earnings attributable to noncontrolling interests in the second quarter of 2018 were primarily attributable to net earnings related to the Lennar Homebuilding consolidated joint ventures. Net loss attributable to noncontrolling interests in the second quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the second quarter of 2018 and 2017, we had a tax provision of $76.0 million and $108.9 million, respectively. Our overall effective income tax rates were 19.7% and 33.8% in the second quarter of 2018 and 2017, respectively. The effective tax rate for the second quarter of 2018 included tax benefits for the domestic production activities deduction and energy tax credits.
Six Months Ended May 31, 2018 versus Six Months Ended May 31, 2017
On February 12, 2018, we completed our acquisition of CalAtlantic. Prior year information includes only stand alone data for Lennar Corporation.
Revenues from home sales increased 57% in the six months ended May 31, 2018 to $7.6 billion from $4.9 billion in the six months ended May 31, 2017. Revenues were higher primarily due to a 43% increase in the number of home deliveries, excluding unconsolidated entities, and a 10% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 18,812 homes in the six months ended May 31, 2018 from 13,120 homes in the six months ended May 31, 2017. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other primarily as a result of the significant increase in volume resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $406,000 in the six months ended May 31, 2018, compared to $370,000 in the six months ended May 31, 2017. The increase in average sales price was primarily resulting from the CalAtlantic acquisition. Sales incentives offered to homebuyers were $22,800 per home delivered in the six months ended May 31, 2018, or 5.3% as a percentage of home sales revenue, compared to $22,700 per home delivered in the six months ended May 31, 2017, or 5.8% as a percentage of home sales revenue.
Gross margins on home sales were $1.4 billion, or 17.8%, in the six months ended May 31, 2018. Excluding the backlog/construction in progress write-up of $291.9 million related to purchase accounting adjustments on CalAtlantic homes that were delivered since the acquisition, gross margins on home sales were $1.6 billion or 21.6%. This compared to gross margin on home sales of $1.0 billion, or 21.3%, in the six months ended May 31, 2017. Gross margin percentage on home sales increased compared to the six months ended May 31, 2017 primarily due to an increase in the average sales price of homes delivered, partially offset by higher construction costs.
Selling, general and administrative expenses were $689.6 million in the six months ended May 31, 2018, compared to $472.4 million in the six months ended May 31, 2017. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.0% in the six months ended May 31, 2018, from 9.7% in the six months ended May 31,

2017, due to improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives. WCI transaction-related expenses had a negative 30 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales in the six months ended May 31, 2017.
Gross profits on land sales were $18.9 million in the six months ended May 31, 2018, which included profits of $15.0 million on two strategic land sales. This compared to $3.7 million in the six months ended May 31, 2017. Lennar Homebuilding equity in loss from unconsolidated entities was $26.5 million in the six months ended May 31, 2018, compared to $33.0 million in the six months ended May 31, 2017. In the six months ended May 31, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of valuation adjustments related to assets of a Lennar Homebuilding unconsolidated entity and our share of net operating losses from its unconsolidated entities. In the six months ended May 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of net operating losses from its unconsolidated entities, which was primarily driven by general and administrative expenses as there were no significant land sale transactions. Lennar Homebuilding other income, net, was $179.8 million in the six months ended May 31, 2018, compared to $9.6 million in the six months ended May 31, 2017. In the six months ended May 31, 2018, other income, net, was primarily related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings.
Lennar Homebuilding loss due to litigation of $140 million in the six months ended May 31, 2017 was related to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and have accrued for the amount we expected to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $127.1 million in the six months ended May 31, 2018 ($120.2 million was included in costs of homes sold, $1.4 million in costs of land sold and $5.4 million in other income, net), compared to $124.3 million in the six months ended May 31, 2017 ($118.6 million was included in costs of homes sold, $3.1 million in costs of land sold and $2.5 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $72.1 million in the six months ended May 31, 2018, compared to $64.4 million in the six months ended May 31, 2017. Operating earnings were impacted by an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's Financial Services operations, partially offset by a decrease in refinance transactions and lower mortgage profit per loan originated.
Operating earnings for our Rialto segment were $17.4 million in the six months ended May 31, 2018 (which included $16.1 million of operating earnings and an add back of $1.3 million of net loss attributable to noncontrolling interests). Operating earnings for the six months ended May 31, 2017 were $18.2 million (which included a $7.3 million operating loss and an add back of $25.5 million of net loss attributable to noncontrolling interests). The decrease in operating earnings was primarily due to a decrease in Rialto Mortgage Finance ("RMF") securitization revenues as a result of lower volume and decreases in incentive and management fee income. The decrease in operating earnings was partially offset by a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios, an increase in earnings from unconsolidated entities and a decrease in general administrative expenses.
Operating earnings for our Lennar Multifamily segment were $13.6 million in the six months ended May 31, 2018, primarily due to the segment's $21.5 million share of gains as a result of the sale of three operating properties by Lennar Multifamily's unconsolidated entities and $5.2 million of promote revenue related to two properties in the Venture Fund, partially offset by general and administrative expenses. In the six months ended May 31, 2017, our Lennar Multifamily segment had operating earnings of $25.7 million primarily due to the segment's $37.4 million share of gains as a result of the sale of three operating properties by Lennar Multifamily's unconsolidated entities, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $152.7 million, or 1.8% as a percentage of total revenues, in the six months ended May 31, 2018, compared to $127.5 million, or 2.3% as a percentage of total revenues, in the six months ended May 31, 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues is due to improved operating leverage as a result of an increase in revenues.
Net earnings (loss) attributable to noncontrolling interests were $5.2 million and ($21.3) million in the six months ended May 31, 2018 and 2017, respectively. Net earnings attributable to noncontrolling interests during the six months ended May 31, 2018 were primarily attributable to net earnings related to our Lennar Homebuilding consolidated joint ventures. Net loss attributable to noncontrolling interests in the six months ended May 31, 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to our Lennar Homebuilding consolidated joint ventures.

In the six months ended May 31, 2018 and 2017, we had a tax provision of $208.6 million and $128.9 million, respectively. Our overall effective income tax rates were 31.8% and 33.9% in the six months ended May 31, 2018 and 2017, respectively. The effective tax rate for the six months ended May 31, 2018 included a $68.6 million non-cash one-time write down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction and energy tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the six months ended May 31, 2018 was 21.4%. The effective tax rate for the six months ended May 31, 2017 included tax benefits for (1) settlements with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense.

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
At May 31, 2018, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Indiana, Minnesota, Oregon, Tennessee, Utah and Washington
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Homebuilding revenues:
East:
Sales of homes	$1,858,249	1,194,677	2,924,321	1,962,137
Sales of land	42,290	213	46,872	479
Total East	1,900,539	1,194,890	2,971,193	1,962,616
Central:
Sales of homes	1,181,377	672,182	1,785,146	1,160,923
Sales of land	16,676	10,160	24,687	37,600
Total Central	1,198,053	682,342	1,809,833	1,198,523
West:
Sales of homes	1,471,125	766,296	2,251,004	1,314,944
Sales of land	18,626	3,898	18,626	8,048
Total West	1,489,751	770,194	2,269,630	1,322,992
Other:
Sales of homes	475,259	237,197	674,679	416,136
Sales of land	395	1,118	755	4,168
Total Other	475,654	238,315	675,434	420,304
Total homebuilding revenues	$5,063,997	2,885,741	7,726,090	4,904,435

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Operating earnings:
East:
Sales of homes	$146,681	152,459	255,209	233,227
Sales of land	17,334	(823)	15,888	(515)
Equity in earnings from unconsolidated entities	324	2,176	432	2,015
Other income (expense), net	5,102	(105)	3,833	3,271
Loss due to litigation	—	—	—	(140,000)
Total East	169,441	153,707	275,362	97,998
Central:
Sales of homes	83,086	75,148	125,565	128,050
Sales of land	2,915	1,719	4,919	2,754
Equity in earnings from unconsolidated entities	220	3	327	46
Other expense, net	(282)	(926)	(2,326)	(2,048)
Total Central	85,939	75,944	128,485	128,802
West:
Sales of homes	155,051	91,561	251,933	153,482
Sales of land	224	603	(1,842)	1,282
Equity in loss from unconsolidated entities	(12,772)	(23,707)	(27,269)	(35,072)
Other income, net (1)	835	2,767	171,792	4,892
Total West	143,338	71,224	394,614	124,584
Other:
Sales of homes (2)	22,772	29,352	34,399	48,912
Sales of land	(133)	239	(55)	199
Equity in earnings (loss) from unconsolidated entities	2	22	(3)	(29)
Other income, net	4,169	2,092	6,453	3,452
Total Other	26,810	31,705	40,794	52,534
Total homebuilding operating earnings	$425,528	332,580	839,255	403,918

(1)
Homebuilding West other income, net included $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, during the six months ended May 31, 2018.

(2)
Homebuilding Other sales of homes included a $5.6 million valuation adjustment for the three months ended May 31, 2018. Additionally, the sales of homes for the three and six months ended May 31, 2018 were impacted by the timing of opening and closing of communities.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	5,316	3,621	$1,858,249	1,194,677	$350,000	330,000
Central	3,073	2,008	1,181,377	672,182	384,000	335,000
West	2,538	1,570	1,482,098	780,995	584,000	497,000
Other	1,168	511	475,259	237,198	407,000	464,000
Total	12,095	7,710	$4,996,983	2,885,052	$413,000	374,000
Of the total homes delivered listed above, 17 homes with a dollar value of $11.0 million and an average sales price of $645,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2018, compared to 23 home deliveries with a dollar value of $14.7 million and an average sales price of $639,000 for the three months ended May 31, 2017.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	8,481	6,091	$2,924,321	1,962,137	$345,000	322,000
Central	4,760	3,447	1,785,146	1,160,923	375,000	337,000
West	4,013	2,724	2,284,570	1,341,748	569,000	493,000
Other	1,606	901	674,679	416,137	420,000	462,000
Total	18,860	13,163	$7,668,716	4,880,945	$407,000	371,000
Of the total homes delivered listed above, 48 homes with a dollar value of $33.6 million and an average sales price of $699,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2018, compared to 43 home deliveries with a dollar value of $26.8 million and an average sales price of $623,000 for the six months ended May 31, 2017.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	$136,333	82,872	$25,600	22,900	6.8%	6.5%
Central	82,522	55,230	26,900	27,500	6.5%	7.6%
West	35,010	28,406	13,900	18,400	2.3%	3.6%
Other	24,189	8,004	20,700	15,700	4.8%	3.3%
Total	$278,054	174,512	$23,000	22,700	5.3%	5.7%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	$215,828	137,459	$25,400	22,600	6.9%	6.6%
Central	127,220	93,657	26,700	27,200	6.7%	7.5%
West	52,439	51,967	13,200	19,400	2.3%	3.8%
Other	32,504	14,970	20,200	16,600	4.6%	3.5%
Total	$427,991	298,053	$22,800	22,700	5.3%	5.8%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	6,562	4,271	$2,336,785	1,388,165	$356,000	325,000
Central	3,557	2,077	1,321,676	703,300	372,000	339,000
West	2,811	2,035	1,752,658	1,025,456	623,000	504,000
Other	1,510	515	621,859	248,841	412,000	483,000
Total	14,440	8,898	$6,032,978	3,365,762	$418,000	378,000
Of the total new orders listed above, 15 homes with a dollar value of $12.8 million and an average sales price of $856,000 represent new orders from unconsolidated entities for the three months ended May 31, 2018, compared to 16 new orders with a dollar value of $11.2 million and an average sales price of $698,000 for the three months ended May 31, 2017.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2018	2017	2018	2017	2018	2017
East	10,576	7,215	$3,667,174	2,322,953	347,000	322,000
Central	5,624	3,697	2,060,237	1,248,166	366,000	338,000
West	4,615	3,585	2,791,778	1,814,070	605,000	506,000
Other	2,081	884	882,790	420,985	424,000	476,000
Total	22,896	15,381	$9,401,979	5,806,174	$411,000	377,000
Of the total new orders listed above, 41 homes with a dollar value of $29.2 million and an average sales price of $711,000 represent new orders from unconsolidated entities for the six months ended May 31, 2018, compared to 21 new orders with a dollar value of $15.4 million and an average sales price of $734,000 for the six months ended May 31, 2017.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2018 and 2017.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2018 (1)	2017	2018	2017	2018	2017
East (2)	9,050	4,727	$3,381,094	1,612,757	$374,000	341,000
Central	4,843	2,571	1,918,836	908,712	396,000	353,000
West	3,760	2,391	2,455,024	1,220,758	653,000	511,000
Other	1,969	512	812,856	260,696	413,000	509,000
Total	19,622	10,201	$8,567,810	4,002,923	$437,000	392,000
Of the total homes in backlog listed above, 16 homes with a backlog dollar value of $10.7 million and an average sales price of $672,000 represent the backlog from unconsolidated entities at May 31, 2018, compared to eight homes with a backlog dollar value of $4.6 million and an average sales price of $574,000 at May 31, 2017.

(1)
During the six months ended May 31, 2018, we acquired 6,651 homes in backlog from the CalAtlantic acquisition. Of the homes in backlog acquired, 2,655 homes were in the East, 1,781 homes were in the Central, 1,136 homes were in the West and 1,079 homes were in Other.

(2)	During the six months ended May 31, 2017, we acquired 360 homes in backlog from the WCI acquisition.
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

We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2018	2017	2018	2017
East	11%	12%	12%	14%
Central	13%	17%	14%	18%
West	11%	11%	11%	12%
Other	8%	9%	8%	11%
Total	11%	13%	12%	14%
Active Communities:

	May 31,
	2018 (2)	2017
East (1)	600	345
Central	354	200
West	217	139
Other	154	52
Total	1,325	736
Of the total active communities listed above, five and four communities represent active communities being developed by unconsolidated entities as of May 31, 2018 and 2017, respectively.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017.

(2)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 231 were in the East, 149 were in the Central, 69 were in the West and 93 were in Other.

The following table details our gross margins on home sales for the three and six months ended May 31, 2018 and 2017 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(Dollars in thousands)	2018 (1)		2017		2018 (1)		2017
East:
Sales of homes	$1,858,249		1,194,677		$2,924,321		1,962,137
Costs of homes sold	1,532,230		921,883		2,379,454		1,518,993
Gross margins on home sales	326,019	17.5%	272,794	22.8%	544,867	18.6%	443,144	22.6%
Central:
Sales of homes	1,181,377		672,182		1,785,146		1,160,923
Costs of homes sold	991,643		533,477		1,492,752		920,814
Gross margins on home sales	189,734	16.1%	138,705	20.6%	292,394	16.4%	240,109	20.7%
West:
Sales of homes	1,471,125		766,296		2,251,004		1,314,944
Costs of homes sold	1,213,070		614,348		1,832,456		1,055,006
Gross margins on home sales	258,055	17.5%	151,948	19.8%	418,548	18.6%	259,938	19.8%
Other:
Sales of homes	475,259		237,197		674,679		416,136
Costs of homes sold	409,025		183,769		573,819		323,287
Gross margins on home sales	66,234	13.9%	53,428	22.5%	100,860	14.9%	92,849	22.3%
Total gross margins on home sales	$840,042	16.8%	616,875	21.5%	$1,356,669	17.8%	1,036,040	21.3%

(1)
During the three and six months ended May 31, 2018, gross margin on home sales included $236.8 million and $291.9 million, respectively, of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the respective periods.

Three Months Ended May 31, 2018 versus Three Months Ended May 31, 2017
Homebuilding East: Revenues from home sales increased in the second quarter of 2018 compared to the second quarter of 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas partially offset by a decrease in the average sales price of homes delivered in Georgia. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic, and favorable market conditions. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales in the second quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2018 compared to the second quarter of 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic, and favorable market conditions in the second quarter of 2018. Gross margin percentage on home sales in the second quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding West: Revenues from home sales increased in the second quarter of 2018 compared to the second quarter of 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic, and favorable market conditions. Gross margin percentage on home sales in the second quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding Other: Revenues from home sales increased in the second quarter of 2018 compared to the second quarter of 2017, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other except Oregon and Washington and an increase in the average sales price in all the states in the segment except Minnesota. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Oregon and Washington was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic, and favorable market conditions. The decrease in the average sales price of homes delivered in Minnesota was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales in the second quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Six Months Ended May 31, 2018 versus Six Months Ended May 31, 2017
Homebuilding East: Revenues from home sales increased for the six months ended May 31, 2018 compared to the six months ended May 31, 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas partially offset by a decrease in the average sales price of homes delivered in Georgia. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic and favorable market conditions. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales for the six months ended May 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding Central: Revenues from home sales increased for the six months ended May 31, 2018 compared to the six months ended May 31, 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic and favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding West: Revenues from home sales increased for the six months ended May 31, 2018 compared to the six months ended May 31, 2017, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic and favorable market conditions. Gross margin percentage on home sales for the six months ended May 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
Homebuilding Other: Revenues from home sales increased for the six months ended May 31, 2018 compared to the six months ended May 31, 2017, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other except Oregon and Washington and an increase in average sales price in all the states in the segment except Minnesota and Tennessee. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Oregon and Washington was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic, and favorable market conditions. The decrease in the average sales price of homes delivered in Minnesota and Tennessee was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales for the six months ended May 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic which reduced the gross margin percentage for those deliveries.
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
As part of the CalAtlantic acquisition in February 2018, CalAtlantic's financial services business was merged into Lennar Financial Services. This business operates in the same states as CalAtlantic's homebuilding divisions.
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$232,135	208,363	403,275	356,406
Costs and expenses	179,753	164,636	331,198	292,015
Operating earnings	$52,382	43,727	72,077	64,391
Dollar value of mortgages originated	$2,949,000	2,323,000	4,897,000	4,138,000
Number of mortgages originated	9,700	8,200	16,300	14,800
Mortgage capture rate of Lennar homebuyers (1)	70%	80%	73%	81%
Number of title and closing service transactions	31,400	27,900	54,800	51,500
Number of title policies issued	75,500	75,900	143,700	160,000

(1)
During the three and six months ended May 31, 2018, mortgage capture rate is combined for Lennar and CalAtlantic homebuyers. Mortgage capture rate excluding CalAtlantic homebuyers was 79% for both the three and six months ended May 31, 2018, respectively.

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
Rialto's operating earnings (loss) was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues	$45,236	67,988	99,538	149,994
Costs and expenses (1)	35,936	59,076	81,349	125,989
Rialto equity in earnings from unconsolidated entities	4,116	5,730	13,230	6,452
Rialto other expense, net (2)	(6,514)	(21,104)	(15,305)	(37,762)
Operating earnings (loss) (3)	$6,902	(6,462)	16,114	(7,305)

(1)
Costs and expenses included loan impairments of $5.2 million and $17.9 million for the three and six months ended May 31, 2017, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Rialto other expense, net, included REO impairments of $0.5 million and $6.0 million for the three and six months ended May 31, 2018, and REO impairments of $13.8 million and $26.2 million for the three and six months ended May 31, 2017, respectively.

(3)
Operating earnings for the three and six months ended May 31, 2018 included net loss attributable to noncontrolling interests of $0.1 million and $1.3 million, respectively. Operating loss for the three and six months ended May 31, 2017 included net loss attributable to noncontrolling interests of $12.6 million and $25.5 million, respectively.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business is a significant contributor to Rialto's revenues.
During the six months ended May 31, 2018, RMF originated loans with a total principal amount of $663.8 million, all of which were recorded as loans held-for-sale, and sold $556.3 million of loans into six separate securitizations. During the six months ended May 31, 2017, RMF originated loans with a total principal amount of $837.7 million, of which $823.7 million were recorded as loans held-for-sale and $14.1 million as accrual loans within loans receivable, net, and sold $870.4 million of loans into five separate securitizations. As of May 31, 2018 and November 30, 2017, there were no unsettled transactions.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of variable interest entities ("VIEs") and since we were determined to be the primary beneficiary, we consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, or (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At May 31, 2018, the consolidated LLCs had total combined assets of $16.1 million, which primarily included $7.3 million in cash, $6.4 million of real estate owned, net, and $1.6 million of loans held-for-sale. At May 31, 2018, all remaining assets with carrying values were under contract to be sold. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale.

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
At May 31, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $211.0 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
We have retained investment bankers to assist with strategic alternatives regarding Rialto, which may include sale of all or a portion of it.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2018 and November 30, 2017, our balance sheet had $872.8 million and $710.7 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $480.3 million and $407.5 million, respectively. Our net investment in the Lennar Multifamily segment as of May 31, 2018 and November 30, 2017 was $726.9 million and $561.0 million, respectively. During the three and six months ended May 31, 2018, our Lennar Multifamily segment sold two and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $17.4 million and $21.5 million share of gains, respectively. During the three and six months ended May 31, 2017, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 26 and 28 unconsolidated entities (including the Lennar Multifamily Venture, the "Venture Fund") as of both May 31, 2018 and November 30, 2017. As of May 31, 2018, our Lennar Multifamily segment had interests in 66 communities with development costs of approximately $7.6 billion, of which 19 communities were completed and operating, 7 communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of May 31, 2018, our Lennar Multifamily segment also had a pipeline of 16 potential future projects totaling approximately $1.8 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP ("Venture Fund II"), for the development, construction and property management of class-A multifamily assets. With the first close, Venture Fund II will have approximately $500 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the six months ended May 31, 2018, $106.1 million in equity commitments were called, of which we contributed our portion of $52.2 million, which was made up of a $92.2 million inventory contribution, offset by $40.0 million of distributions as a return of capital resulting in a remaining equity commitment for us of $202.8 million. As of May 31, 2018, the carrying value of our investment in the Venture Fund II was $42.9 million. The difference between our net contributions and carrying value of our investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
(2) Financial Condition and Capital Resources
At May 31, 2018, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.2 billion, compared to $2.7 billion at November 30, 2017 and $984.0 million at May 31, 2017.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2018 and 2017, cash provided by (used in) operating activities totaled $34.4 million and ($159.8) million, respectively. During the six months ended May 31, 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $111.0 million and a decrease in receivables of $44.2 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $408.9 million, an increase in other assets of $119.7 million and an increase in loans held-for-sale of $43.9 million, of which $110.8 million related to Rialto, offset by a decrease in Lennar Financial Services loans held-for-sale of $66.9 million. For the six months ended May 31, 2018, distributions of earnings from unconsolidated entities were $18.7 million, which included (1) $16.2 million from Lennar Multifamily unconsolidated entities; and (2) $2.5 million from Rialto unconsolidated entities.
During the six months ended May 31, 2017, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs, partially offset by our net earnings and a decrease in loans held-for-sale of which $45.2 million related to RMF and $119.0 million related to Lennar Financial Services. For the six months ended May 31, 2017, distributions of earnings from unconsolidated entities were $44.4 million, which included (1) $35.4 million from Lennar Multifamily unconsolidated entities; (2) $8.1 million from Rialto unconsolidated entities; and (3) $0.9 million from Lennar Homebuilding unconsolidated entities.
Investing Cash Flow Activities
During the six months ended May 31, 2018 and 2017, cash used in investing activities totaled $965.5 million and $873.5 million, respectively. During the six months ended May 31, 2018, our cash used in investing activities was primarily due to the $1.1 billion of cash used for the acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $186.1 million to unconsolidated entities, which included (1) $81.2 million to Lennar Homebuilding unconsolidated entities, (2) $60.4 million to Lennar Multifamily unconsolidated entities primarily for working capital; and (3) $44.5 million to Rialto unconsolidated entities comprised primarily of $29.2 million contributed to Rialto Real Estate Fund III ("Fund III"), $4.4 million contributed to Rialto Credit Partnership Fund, LP ("RCP Fund") and $10.8 million contributed to other investments. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $175.2 million of proceeds from the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, and distributions of capital from unconsolidated entities of $196.1 million, which included (1) $105.2 million from Lennar Homebuilding unconsolidated entities; (2) $66.1 million from Lennar Multifamily unconsolidated entities; and (3) $24.8 million from Rialto unconsolidated entities, comprised of $6.8 million distributed by Fund III, $5.5 million distributed by Mezzanine Partners Fund, LP (the "Mezzanine Fund"), $3.0 million distributed by Rialto Capital CMBS Funds (the "CMBS Funds"), $4.5 million distributed by Rialto Real Estate Fund II, LP (" Fund II"), and $4.9 million distributed by RCP Fund.
During the six months ended May 31, 2017, our cash used in investing activities was primarily due to our $611.1 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions of $315.8 million to unconsolidated entities, which included (1) $236.6 million to Lennar Homebuilding unconsolidated entities, including $100 million to FivePoint Holdings, LLC ("FivePoint"), primarily for working capital and paydowns of joint venture debt; (2) $55.7 million to Lennar Multifamily unconsolidated entities primarily for working capital; and (3) $23.5 million to Rialto unconsolidated entities comprised primarily of $18.1 million contributed to Fund III and $5.3 million contributed to RCP Fund. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $55.5 million of proceeds from the sales of REO and by distributions of capital from unconsolidated entities of $96.5 million, which included (1) $54.7 million from Lennar Multifamily unconsolidated entities, of which $25.8 million was distributed by the Venture Fund; (2) $23.2 million from Rialto unconsolidated entities comprised of $14.5 million distributed by Fund II, $2.4 million distributed by Fund III, $2.5 million distributed by CMBS Funds, $3.6 million distributed by Mezzanine Fund and $0.2 million distributed by RCP Fund; and (3) $18.6 million from Lennar Homebuilding unconsolidated entities.

Financing Cash Flow Activities
During the six months ended May 31, 2018 and 2017, cash (used in) provided by financing activities totaled ($565.9) million and $687.7 million, respectively. During the six months ended May 31, 2018, cash used in financing activities was primarily impacted by (1) payment at maturity of $575.0 million aggregate principal redemption of the 8.375% Senior Notes due 2018; (2) $350.6 million of aggregate principal payment on Rialto's 7.00% senior notes due December 2018; (3) $60.0 million principal payments on other borrowings; (4) $59.1 million of exchanges and conversions of our 1.625% and 0.25% convertible senior notes due 2018 and 2019, respectively, and; (5) $30.4 million of payments related to noncontrolling interests. This was partially offset by (1) $495.3 million of net borrowings under our Credit Facilities as we replaced the amount outstanding under the CalAtlantic revolving credit facility with borrowings under our unsecured revolving credit facility, which had $950 million outstanding as of May 31, 2018; (2) $32.2 million of proceeds from the issuance of Rialto notes payable and; (3) $31.8 million of proceeds from other borrowings.
During the six months ended May 31, 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022, (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024, (3) $65.1 million of proceeds from other borrowings, and (4) $35.5 million of proceeds from issuance of Rialto notes payable. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% convertible senior notes due 2017, (2) $144.3 million of net repayments under our warehouse facilities which was comprised of $284.6 million of net repayments under our Lennar Financial Services warehouse repurchase facilities, partially offset by $140.3 million of net borrowings under our Rialto warehouse facilities, (3) $47.9 million of payments related to noncontrolling interests, and (4) $30.6 million of principal payments on other borrowings.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2018	November 30, 2017	May 31, 2017
Lennar Homebuilding debt	$9,985,615	6,410,003	5,767,689
Stockholders’ equity	13,591,311	7,872,317	7,322,571
Total capital	$23,576,926	14,282,320	13,090,260
Lennar Homebuilding debt to total capital	42.4%	44.9%	44.1%
Lennar Homebuilding debt	$9,985,615	6,410,003	5,767,689
Less: Lennar Homebuilding cash and cash equivalents	931,753	2,282,925	747,652
Net Lennar Homebuilding debt	$9,053,862	4,127,078	5,020,037
Net Lennar Homebuilding debt to total capital (1)	40.0%	34.4%	40.7%

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

At May 31, 2018, Lennar Homebuilding debt to total capital was lower compared to May 31, 2017, primarily as a result of an increase in stockholders' equity primarily related to the issuance of shares in connection with the CalAtlantic acquisition and net earnings, partially offset by an increase in homebuilding debt primarily related to an increase in Lennar Homebuilding debt due to the CalAtlantic acquisition.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, such as Rialto and Lennar Multifamily, we may also consider other types of transactions such as sales, restructuring, joint ventures, spin-offs or initial public offerings as we intend to move back towards being a pure play homebuilding company over time. We have engaged Wells Fargo Securities and Deutsche Bank Securities to advise us regarding strategic alternatives that may be available with regard to our subsidiary Rialto Capital Management. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At May 31, 2018, we had no agreements regarding any significant transactions.
The following table summarizes our Lennar Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, through the CalAtlantic acquisition:

(Dollars in thousands)	May 31, 2018	November 30, 2017
Unsecured revolving credit facility	$950,000	—
6.95% senior notes due 2018 (1)	249,787	249,342
4.125% senior notes due December 2018	274,744	274,459
0.25% convertible senior notes due 2019	1,422	—
4.500% senior notes due 2019	499,189	498,793
4.50% senior notes due 2019	598,751	598,325
6.625% senior notes due 2020 (1)	316,480	—
2.95% senior notes due 2020	298,547	298,305
8.375% senior notes due 2021 (1)	449,558	—
4.750% senior notes due 2021	497,720	497,329
6.25% senior notes due December 2021 (1)	319,353	—
4.125% senior notes due 2022	596,399	595,904
5.375% senior notes due 2022 (1)	262,992	—
4.750% senior notes due 2022	570,024	569,484
4.875% senior notes due December 2023	395,361	394,964
4.500% senior notes due 2024	645,715	645,353
5.875% senior notes due 2024 (1)	455,588	—
4.750% senior notes due 2025	496,892	496,671
5.25% senior notes due 2026 (1)	410,148	—
5.00% senior notes due 2027 (1)	353,623	—
4.75% senior notes due 2027	891,923	892,657
Mortgage notes on land and other debt	451,399	398,417
	$9,985,615	6,410,003

(1)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of Lennar Corporation as follows: $267.7 million principal amount of 6.625% senior notes due 2020, $397.6 million principal amount of 8.375% senior notes due 2021, $292.0 million principal amount of 6.25% senior notes due 2021, $240.8 million principal amount of 5.375% senior notes due 2022, $421.4 million principal amount of 5.875% senior notes due 2024, $395.5 million principal amount of 5.25% senior notes due 2026 and $347.3 million principal amount of 5.00% senior notes due 2027. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

The carrying amounts of the senior notes listed above are net of debt issuance costs of $35.7 million and $33.5 million, as of May 31, 2018 and November 30, 2017, respectively.
During the three months ended May 31, 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused us to purchase them for cash or converted them into a combination of our Class A and Class B common stock and cash, resulting in our issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the principal balance of the convertible senior notes had either been converted or redeemed.
In May 2018, we redeemed $575 million aggregate principal amount of the 8.375% senior notes due 2018 ("8.375% Senior Notes due 2018"). The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest. The 8.375% Senior Notes due 2018 with $575 million of principal amount were obligations of CalAtlantic when it was acquired and $485.6 million of principal amount was subsequently exchanged in part for Lennar notes.
Subsequent to May 31, 2018, we redeemed $250 million aggregate principal amount of the 6.95% senior notes due 2018. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
Our Lennar Homebuilding average debt outstanding was $8.8 billion with an average rate for interest incurred of 4.8% for the six months ended May 31, 2018, compared to $5.6 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2017. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2018 was $201.0 million, compared to $148.9 million for the six months ended May 31, 2017.
In February 2018, we amended our Credit Facility to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.2 billion of the Credit Facility from June 2022 to June 2023, with $70 million that matured in June 2018 and the remaining $50 million maturing in June 2020. As of May 31, 2018, the Credit Facility included a $245 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of May 31, 2018, we had $950 million of outstanding borrowings under our Credit Facility. As of November 30, 2017, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at May 31, 2018. In addition, we had $315 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $515.6 million and $384.4 million, respectively, at May 31, 2018 and November 30, 2017. Our financial letters of credit outstanding were $169.3 million and $127.4 million at May 31, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2018, we had outstanding surety bonds of $2.5 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
Under the amended Credit Facility agreement executed in February 2018 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $6.0 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2018, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2018, minus the lesser of 50% of the amount paid after February 12, 2018 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2018:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2018
Minimum net worth test	$6,149,412	8,304,429
Maximum leverage ratio	65.0%	49.4%
Liquidity test (1)	1.00	2.85

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
At May 31, 2018, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2018 (1)	$600,000
364-day warehouse repurchase facility that matures June 2018 (2)	15,000
364-day warehouse repurchase facility that matures September 2018	300,000
364-day warehouse repurchase facility that matures December 2018 (3)	400,000
364-day warehouse repurchase facility that matures March 2019 (4)	300,000
Total	$1,615,000

(1)	Subsequent to May 31, 2018, the warehouse repurchase facility maturity was extended to June 2019 and the maximum aggregate commitment amount increased to $700 million.

(2)
In accordance with the amended warehouse repurchase facility agreement, the maximum aggregate commitment decreased to $15 million until the termination date. Subsequent to May 31, 2018, the warehouse repurchase facility matured and was not extended.

(3)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(4)	Maximum aggregate commitment includes an uncommitted amount of $300 million, of which $150 million expires on July 31, 2018.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $944.6 million and $937.2 million at May 31, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $978.5 million and $974.1 million, at May 31, 2018 and November 30, 2017, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At May 31, 2018, Rialto's warehouse facilities were as follows:

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

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both May 31, 2018 and November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $225.5 million and $162.1 million as of May 31, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.

During the three months ended May 31, 2018, Rialto paid off the remaining principal balance of its 7.00% senior notes due December 2018 (the "7.00% Senior Notes"). As of November 30, 2017, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $349.4 million.
Changes in Capital Structure
During the six months ended May 31, 2018, treasury stock increased by 0.5 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On May 9, 2018, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 25, 2018, as declared by our Board of Directors on April 11, 2018. On June 27, 2018, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 26, 2018 to holders of record at the close of business on July 12, 2018.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2018, we had equity investments in 59 homebuilding and land unconsolidated entities (of which four had recourse debt, ten had non-recourse debt and 45 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2017. This includes 20 unconsolidated entities in which CalAtlantic or a subsidiary is the participant. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$101,744	132,587	170,616	178,723
Costs and expenses	150,899	190,845	259,323	269,911
Other income (1)	113,541	6,117	113,541	6,117
Net earnings (loss) of unconsolidated entities	$64,386	(52,141)	24,834	(85,071)
Lennar Homebuilding equity in loss from unconsolidated entities	$(12,226)	(21,506)	(26,513)	(33,040)
Lennar Homebuilding cumulative share of net earnings - deferred at May 31, 2018 and 2017, respectively			28,744	35,306
Lennar Homebuilding investments in unconsolidated entities			960,676	995,400
Equity of the Lennar Homebuilding unconsolidated entities			4,308,778	3,899,478
Lennar Homebuilding investment % in the unconsolidated entities (2)			22%	26%

(1)
During the three and six months ended May 31, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests.  However, we have a 70% interest in the FivePoint TRA Liability.  Therefore, we did not include in Lennar Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to our portion of the TRA Liability.  As a result, our unconsolidated entities have net earnings, but we have an equity in loss from unconsolidated entities.

(2)
Our share of profit and cash distributions from the sales of land could be higher or lower compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$865,691	953,261
Inventories	4,351,793	3,751,525
Other assets	1,132,029	1,061,507
	$6,349,513	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$785,284	832,151
Debt (1)	1,255,451	737,331
Equity	4,308,778	4,196,811
	$6,349,513	5,766,293

(1)
Debt presented above is net of debt issuance costs of $14.3 million and $5.7 million, as of May 31, 2018 and November 30, 2017, respectively. The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.

In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of May 31, 2018, we own approximately 40% of FivePoint and the carrying amount of our investment was $352.0 million.
As of May 31, 2018 and November 30, 2017, our recorded investments in Lennar Homebuilding unconsolidated entities were $960.7 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2018 and November 30, 2017 was $1.4 billion and $1.3 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
In 2017, we entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of our strategic joint ventures under which we agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in a gain of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the six months ended May 31, 2018.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2018	November 30, 2017
Debt (1)	$1,255,451	737,331
Equity	4,308,778	4,196,811
Total capital	$5,564,229	4,934,142
Debt to total capital of our unconsolidated entities	22.6%	14.9%

(1)	The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2018	November 30, 2017
Land development	$930,285	868,015
Homebuilding	30,391	32,754
Total investments	$960,676	900,769
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$60,193	64,197
Non-recourse land seller debt and other debt	1,997	1,997
Non-recourse debt with completion guarantees	273,510	255,903
Non-recourse debt without completion guarantees (1)	858,973	351,800
Non-recourse debt to Lennar	1,194,673	673,897
Lennar's maximum recourse exposure (2)	75,124	69,181
Debt issue costs	(14,346)	(5,747)
Total debt	$1,255,451	737,331
Lennar’s maximum recourse exposure as a % of total JV debt	6%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)	As of both May 31, 2018 and November 30, 2017, our maximum recourse exposure was primarily related to us providing repayment guarantees on three unconsolidated entities' debt.
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
As of both May 31, 2018 and November 30, 2017, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of May 31, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2018 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2018	2019	2020	Thereafter	Other
Maximum recourse debt exposure to Lennar	$75,124	—	43,458	31,666	—	—
Debt without recourse to Lennar	1,194,673	137,654	287,636	178,633	588,753	1,997
Debt issuance costs	(14,346)	—	—	—	—	(14,346)
Total	$1,255,451	137,654	331,094	210,299	588,753	(12,349)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2018:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$352,025	2,967,944	—	570,130	570,130	1,911,939	23%
Heritage Hills Irvine	103,703	333,475	12,307	86,151	98,458	229,373	30%
Dublin Crossings (2)	73,130	213,899	—	—	—	198,101	—%
Heritage Fields El Toro	45,131	1,179,359	—	5,919	5,919	978,838	1%
Mesa Canyon Community Partners (2)	40,044	116,792	—	37,000	37,000	80,197	32%
Runkle Canyon	38,529	86,407	—	9,188	9,188	77,059	11%
SC East Landco	37,838	89,871	—	—	—	89,871	—%
BHCSP (2)	34,554	60,889	—	—	—	60,693	—%
Ballpark Village	28,238	83,535	—	25,235	25,235	56,477	31%
Krome Groves Land Trust	22,940	89,734	8,351	17,904	26,255	63,124	29%
10 largest JV investments	776,132	5,221,905	20,658	751,527	772,185	3,745,672	17%
Other JVs	184,544	1,127,608	54,466	441,149	495,615	563,106	47%
Total	$960,676	6,349,513	75,124	1,192,676	1,267,800	4,308,778	23%
Land seller debt and other debt			—	1,997	1,997
Debt issuance costs			—	(14,346)	(14,346)
Total JV debt			$75,124	1,180,327	1,255,451

(1)
The 10 largest joint ventures presented above represent the majority of our total JVs assets and equity, 27% of total JV maximum recourse debt exposure to Lennar and 63% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except for Krome Groves Land Trust, which operates in our Homebuilding East segment. Treasure Island Community Development is no longer included above due to the sale of an 80% interest in Treasure Island Holdings.

(2)	Joint ventures acquired from CalAtlantic.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					May 31, 2018	May 31, 2018	November 30, 2017
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$40,645	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	86,261	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	14,661	19,189
Rialto Capital CMBS Funds	2014	119,174	119,177	52,474	52,474	54,055	54,018
Rialto Real Estate Fund III	2015	1,887,000	972,634	140,000	69,346	67,052	41,223
Rialto Credit Partnership, LP	2016	220,000	208,181	19,999	18,925	13,407	13,288
Other Investments						19,759	8,936
						$295,840	265,418
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Rialto Real Estate Fund, LP (1)	$3,297	9,005	5,743	18,960
Rialto Real Estate Fund II, LP	1,709	156	4,209	156
Rialto Real Estate Fund III, LP	2,010	1,448	2,010	1,448
Rialto Mezzanine Partners Fund, LP	91	48	115	214
Rialto Capital CMBS Fund, LP	299	383	897	1,135
Rialto Credit Partnership, LP	137	—	137	—
	$7,543	11,040	13,111	21,913

(1)
The distributions received during the three and six months ended May 31, 2018 are carried interest distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP and Rialto Real Estate Fund II, LP. During the three and six months ended May 31, 2017, Rialto received $8.8 million and $18.8 million, respectively, of carried interest distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP and Rialto Real Estate Fund II, LP.

The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on May 31, 2018, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	May 31, 2018
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$169,816	52,353	42,276	75,187
Rialto Real Estate Fund II, LP (1)	57,507	15,101	247	42,159
	$227,323	67,454	42,523	117,346

(1)	Net of interests of participating employees (refer to paragraph below).
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$74,585	95,552
Loans receivable	612,649	538,317
Real estate owned	287,037	348,601
Investment securities	2,195,040	1,849,795
Investments in partnerships	452,034	393,874
Other assets	46,417	42,949
	$3,667,762	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$33,406	48,374
Notes payable (1)	605,315	576,810
Equity	3,029,041	2,643,904
	$3,667,762	3,269,088

(1)	Notes payable are net of debt issuance costs of $3.4 million and $3.1 million, as of May 31, 2018 and November 30, 2017, respectively.
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$95,773	61,030	185,537	118,186
Costs and expenses	21,365	29,000	43,436	57,001
Other income (expense), net (1)	(27,709)	9,321	21,478	9,648
Net earnings of unconsolidated entities	$46,699	41,351	163,579	70,833
Rialto equity in earnings from unconsolidated entities	$4,116	5,730	13,230	6,452
Rialto's investments in unconsolidated entities			$295,840	244,301
Equity of the unconsolidated entities			$3,029,041	2,359,297
Rialto's investment % in the unconsolidated entities			10%	10%

(1)	Other income, net, includes realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At May 31, 2018, Lennar Multifamily had equity investments in 26 unconsolidated entities that are engaged in multifamily residential developments (of which ten had non-recourse debt and 16 had no debt), compared to 27 unconsolidated entities at November 30, 2017. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture has 39 multifamily assets totaling approximately 12,000 apartments with projected project costs of $4.1 billion as of May 31, 2018. There are ten completed and operating multifamily assets with 2,959 apartments. During the six months ended May 31, 2018, $231.7 million in equity commitments were called, of which we contributed $53.1 million representing our pro-rata portion of the called equity. During the six months ended May 31, 2018, we received $2.6 million of distributions as a return of capital from the

Venture Fund. As of May 31, 2018, $1.7 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $403.8 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $100.2 million. As of May 31, 2018 and November 30, 2017, the carrying value of our investment in the Venture Fund was $369.8 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. With the first close, Venture Fund II will have approximately $500 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the six months ended May 31, 2018, $106.1 million in equity commitments were called, of which we contributed our portion of $52.2 million, which was made up of a $92.2 million inventory contribution, offset by $40.0 million of distributions as a return of capital resulting resulting in a remaining equity commitment for us of $202.8 million. As of May 31, 2018, the carrying value of our investment in the Venture Fund II was $42.9 million. The difference between our net contributions and carrying value of our investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2018.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$61,536	37,073
Operating properties and equipment	3,399,859	2,952,070
Other assets	33,651	36,772
	$3,495,046	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$205,557	212,123
Notes payable (1)	1,103,497	879,047
Equity	2,185,992	1,934,745
	$3,495,046	3,025,915

(1)	Notes payable are net of debt issuance costs of $18.7 million and $17.6 million, as of both May 31, 2018 and November 30, 2017.
Statements of Operations and Selected Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2018	2017	2018	2017
Revenues	$27,121	13,975	51,073	25,592
Costs and expenses	43,482	24,477	75,277	46,823
Other income, net	31,562	28,190	38,869	78,729
Net earnings of unconsolidated entities	$15,201	17,688	14,665	57,498
Lennar Multifamily equity in earnings from unconsolidated entities (1)	$14,281	9,427	17,023	32,574
Our investments in unconsolidated entities			$480,298	377,265
Equity of the unconsolidated entities			$2,185,992	1,790,874
Our investment % in the unconsolidated entities			22%	21%

(1)
During the three and six months ended May 31, 2018, our Lennar Multifamily segment sold two and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $17.4 million and $21.5 million share of gains, respectively. During the three and six months ended May 31, 2017, our Lennar Multifamily segment sold one and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $11.4 million and $37.4 million share of gains.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at May 31, 2018 and 2017:

	Controlled Homesites
May 31, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	30,298	3,482	33,780	85,796	119,576
Central	16,546	—	16,546	43,599	60,145
West	4,344	6,141	10,485	48,635	59,120
Other	5,595	—	5,595	16,938	22,533
Total homesites (1)	56,783	9,623	66,406	194,968	261,374

	Controlled Homesites
May 31, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,678	482	16,160	62,658	78,818
Central	5,281	1,135	6,416	31,659	38,075
West	2,317	4,514	6,831	35,362	42,193
Other	1,679	—	1,679	6,330	8,009
Total homesites (1)	24,955	6,131	31,086	136,009	167,095

(1)	The increase in homesites at May 31, 2018 was primarily due to the acquisition of approximately 68,000 homesites as part of the CalAtlantic acquisition.
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
During the six months ended May 31, 2018, consolidated inventory not owned increased by $11.5 million with a decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2018. The increase was primarily due to a higher amount of construction started on homesites not owned compared to homesite takedowns. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $249.8 million and $137.0 million at May 31, 2018 and November 30, 2017, respectively. Additionally, we had posted $53.2 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2018 and November 30, 2017, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, due to the following:

•	As part of the CalAtlantic acquisition on February 12, 2018, we became subject, on a consolidated basis, to $3.9 billion of senior notes payable and other debts payable.

•	As of May 31, 2018, we had $950 million outstanding borrowings under our Credit Facility.

•	In May 2018, we redeemed $575 million aggregate principal amount of the 8.375% Senior Notes due 2018.

•
During the three months ended May 31, 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either had been converted or redeemed. The remaining principal balance of the 0.25% convertible senior notes as of May 31, 2018 was $1.3 million.

•	As of May 31, 2018, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $225.5 million and $944.6 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of May 31, 2018:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2018	December 1, 2018 through November 30, 2019	December 1, 2019 through November 30, 2021	December 1, 2021 through November 30, 2023	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$9,879,910	340,361	1,523,839	1,632,260	2,688,135	3,695,315
Rialto - Notes and other debt payable (2)	378,823	247,542	—	1,121	15,597	114,563
Lennar Financial Services - Notes and other debts payable	944,551	944,476	75	—	—	—
Interest commitments under interest bearing debt (3)	2,247,412	235,205	437,149	704,091	469,285	401,682
Other contractual obligations (4)	303,044	129,114	122,729	51,201	—	—
Total contractual obligations	$13,753,740	1,896,698	2,083,792	2,388,673	3,173,017	4,211,560

(1)	The amounts presented in the table above exclude debt issuance costs, any discounts/premiums and purchase accounting adjustments.

(2)
Primarily includes notes payable and other debts payable of $225.5 million related to the Rialto warehouse repurchase facilities and $131.3 million related to Rialto's long-term loan facilities ("CMBS Loan Facilities") to finance the purchase of CMBS. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of May 31, 2018.

(4)
Amounts include $100.2 million remaining equity commitment to fund the Venture Fund for future expenditures related to the construction and development of projects and $202.8 million remaining equity commitment to fund Venture Fund II for future expenditures related to construction and development of projects.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2018, we had access to 66,406 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2018, we had $249.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $53.2 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At May 31, 2018, we had letters of credit outstanding in the amount of $684.9 million (which included $53.2 million of letters of credit described above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2018, we had outstanding surety bonds of $2.5 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2018, there were approximately $1.3 billion, or 51%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $4.9 billion at May 31, 2018. Loans in process for which interest rates were committed to the borrowers totaled approximately $1.0 billion as of May 31, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2018, we had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through August 2018 and open futures contracts in the amount of $728 million with settlement dates through March 2025.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2017.

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
As of May 31, 2018, we had $950 million outstanding borrowings under our Credit Facility.
In May 2018, we redeemed $575 million aggregate principal amount of the 8.375% Senior Notes due 2018.
During the three months ended May 31, 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either had been converted or redeemed. The remaining principal balance of the 0.25% convertible senior notes as of May 31, 2018 was $1.3 million.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2018

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2018	2019	2020	2021	2022	2023	Thereafter	Total	2018
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$312.1	1,523.8	649.5	926.7	1,744.7	41.9	3,695.3	8,894.0	8,877.4
Average interest rate	6.2%	4.3%	4.5%	6.2%	4.9%	5.1%	4.9%	5.0%	—
Variable rate	$28.2	—	45.0	11.1	—	901.6	—	985.9	1,059.7
Average interest rate	4.0%	—	4.4%	4.0%	—	3.8%	—	3.8%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.7	—	—	1.1	15.6	—	114.6	133.0	126.1
Average interest rate	3.3%	—	—	3.3%	3.3%	—	3.3%	3.3%	—
Variable rate	$245.9	—	—	—	—	—	—	245.9	245.9
Average interest rate	4.2%	—	—	—	—	—	—	4.2%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$944.5	0.1	—	—	—	—	—	944.6	944.6
Average interest rate	4.2%	4.0%	—	—	—	—	—	4.2%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the need to transition CalAtlantic's internal controls to our internal control system.
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
In July 2017, CalAtlantic Group, Inc., a subsidiary of ours, was notified by the San Francisco Regional Water Quality Control Board of CalAtlantic’s non-compliance with the Clean Water Act at a development in San Ramon, CA. We expect to pay monetary sanctions to resolve this matter, which we do not currently expect will be material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2018:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2018	7,376	$57.85	—	6,218,968
April 1 to April 30, 2018	15,296	$57.84	—	6,218,968
May 1 to May 31, 2018	—	$—	—	6,218,968

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

Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) certification by Richard Beckwitt, Chief Executive Officer.
31.2	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.	Section 1350 certifications by Richard Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, filed on July 6, 2018, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 6, 2018	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	July 6, 2018	/s/ David Collins
David Collins
Controller