Form 10-Q
period 2018-08-31
LENNAR CORP /NEW/
filed 2018-10-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of August 31, 2018:
Class A 292,540,824
Class B 37,744,394

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	August 31,	November 30,
	2018 (1)	2017 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$833,274	2,282,925
Restricted cash	11,741	8,740
Receivables, net	170,658	137,667
Inventories:
Finished homes and construction in progress	9,414,846	4,676,279
Land and land under development	7,825,385	5,791,338
Consolidated inventory not owned	328,841	393,273
Total inventories	17,569,072	10,860,890
Investments in unconsolidated entities	997,488	900,769
Goodwill	3,457,999	136,566
Other assets	1,482,200	863,404
	24,522,432	15,190,961
Lennar Financial Services	2,042,024	1,689,508
Rialto	834,882	1,153,840
Lennar Multifamily	890,057	710,725
Total assets	$28,289,395	18,745,034

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

As of August 31, 2018, total assets include $775.7 million related to consolidated VIEs of which $48.5 million is included in Lennar Homebuilding cash and cash equivalents, $1.0 million in Lennar Homebuilding receivables, net, $78.4 million in Lennar Homebuilding finished homes and construction in progress, $243.7 million in Lennar Homebuilding land and land under development, $328.8 million in Lennar Homebuilding consolidated inventory not owned, $4.5 million in Lennar Homebuilding investments in unconsolidated entities, $10.5 million in Lennar Homebuilding other assets, $12.0 million in Rialto assets and $48.1 million in Lennar Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2018 (2)	2017 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$956,597	604,953
Liabilities related to consolidated inventory not owned	280,546	380,720
Senior notes and other debts payable	9,407,987	6,410,003
Other liabilities	1,837,282	1,315,641
	12,482,412	8,711,317
Lennar Financial Services	1,241,108	1,177,814
Rialto	297,129	720,056
Lennar Multifamily	152,566	149,715
Total liabilities	14,173,215	10,758,902
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2018 - 400,000,000 and November 30, 2017 - 300,000,000 shares; Issued: August 31, 2018 - 294,978,478 shares and November 30, 2017 - 205,429,942 shares	29,498	20,543
Class B common stock of $0.10 par value; Authorized: August 31, 2018 and November 30, 2017 - 90,000,000 shares; Issued: August 31, 2018 - 39,442,093 shares and November 30, 2017 - 37,687,505 shares	3,944	3,769
Additional paid-in capital	8,480,034	3,142,013
Retained earnings	5,704,676	4,840,978
Treasury stock, at cost; August 31, 2018 - 2,437,654 shares of Class A common stock and 1,697,699 shares of Class B common stock; November 30, 2017 - 1,473,590 shares of Class A common stock and 1,679,650 shares of Class B common stock	(185,521)	(136,020)
Accumulated other comprehensive income (loss)	(615)	1,034
Total stockholders’ equity	14,032,016	7,872,317
Noncontrolling interests	84,164	113,815
Total equity	14,116,180	7,986,132
Total liabilities and equity	$28,289,395	18,745,034

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of August 31, 2018, total liabilities include $345.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $6.1 million is included in Lennar Homebuilding accounts payable, $48.9 million in Lennar Homebuilding senior notes and other debts payable, $280.5 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $8.8 million in Lennar Homebuilding other liabilities and $0.9 million in Rialto liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Revenues:
Lennar Homebuilding	$5,285,742	2,885,195	13,011,832	7,789,630
Lennar Financial Services	236,268	215,056	639,543	571,462
Rialto	49,495	57,810	149,033	207,804
Lennar Multifamily	101,064	103,415	312,013	291,900
Total revenues	5,672,569	3,261,476	14,112,421	8,860,796
Costs and expenses:
Lennar Homebuilding	4,671,224	2,492,065	11,711,298	6,829,109
Lennar Financial Services	179,640	165,999	510,838	458,014
Rialto	39,435	49,503	120,784	175,492
Lennar Multifamily	103,187	105,956	317,572	301,303
Acquisition and integration costs related to CalAtlantic	11,992	—	140,062	—
Corporate general and administrative	96,346	72,860	249,071	200,333
Total costs and expenses	5,101,824	2,886,383	13,049,625	7,964,251
Lennar Homebuilding equity in loss from unconsolidated entities	(15,391)	(9,651)	(41,904)	(42,691)
Lennar Homebuilding other income, net	12,910	2,797	192,662	12,364
Lennar Homebuilding loss due to litigation	—	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	5,266	4,858	18,496	11,310
Rialto other expense, net	(5,882)	(16,357)	(21,187)	(54,119)
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	(1,730)	11,645	15,293	44,219
Earnings before income taxes	565,918	368,385	1,226,156	727,628
Provision for income taxes (1)	(98,298)	(124,795)	(306,870)	(253,656)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	467,620	243,590	919,286	473,972
Less: Net earnings (loss) attributable to noncontrolling interests	14,409	(5,575)	19,603	(26,918)
Net earnings attributable to Lennar	$453,211	249,165	899,683	500,890
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$(110)	165	(1,357)	1,556
Reclassification adjustments for (gains) losses included in earnings, net of tax	(166)	—	(292)	4
Total other comprehensive income (loss), net of tax	$(276)	165	(1,649)	1,560
Total comprehensive income attributable to Lennar	$452,935	249,330	898,034	502,450
Total comprehensive income (loss) attributable to noncontrolling interests	$14,409	(5,575)	19,603	(26,918)
Basic earnings per share (2)	$1.37	1.04	2.95	2.09
Diluted earnings per share (2)	$1.37	1.04	2.94	2.09
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

(1)
Provision for income taxes for the nine months ended August 31, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

(2)
Basic and diluted average shares outstanding and earnings per share calculations for the three and nine months ended August 31, 2017 have been adjusted to reflect 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2018	2017
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$919,286	473,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,714	46,907
Amortization of discount/premium and accretion on debt, net	(17,750)	7,079
Equity in loss (earnings) from unconsolidated entities	8,115	(12,838)
Distributions of earnings from unconsolidated entities	90,431	59,927
Share-based compensation expense	55,638	43,303
Excess tax benefits from share-based awards	—	(1,980)
Deferred income tax (benefit) expense	188,132	(4,027)
Gain on sale of operating properties and equipment	(5,107)	—
Gain on sale of interest in unconsolidated entity	(164,880)	—
Unrealized and realized gains on real estate owned	(2,912)	(5,064)
Impairments of loans receivable, loans held-for-sale and real estate owned	8,526	60,237
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	40,531	13,462
Changes in assets and liabilities:
Decrease in restricted cash	22,254	9,321
(Increase) decrease in receivables	(13,341)	325,375
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(725,016)	(902,585)
Increase in other assets	(193,835)	(47,160)
Decrease in loans held-for-sale	130,528	118,930
Increase in accounts payable and other liabilities	341,357	142,854
Net cash provided by operating activities	748,671	327,713
Cash flows from investing activities:
Net additions of operating properties and equipment	(81,493)	(67,107)
Proceeds from the sale of operating properties and equipment	22,820	—
Proceeds from sale of investment in unconsolidated entity	199,654	—
Investments in and contributions to unconsolidated entities	(302,333)	(381,209)
Distributions of capital from unconsolidated entities	227,754	123,209
Proceeds from sales of real estate owned	28,697	72,952
Receipts of principal payment on loans held-for-sale	—	5,937
Receipts of principal payments on loans receivable and other	3,271	73,948
Originations of loans receivable	—	(57,375)
Purchases of commercial mortgage-backed securities bonds	(31,068)	(70,187)
Acquisitions, net of cash acquired	(1,103,338)	(611,399)
Increase in Lennar Financial Services loans held-for-investment, net	(2,062)	(7,862)
Purchases of Lennar Financial Services investment securities	(39,531)	(38,733)
Proceeds from maturities/sales of Lennar Financial Services investments securities	34,221	25,039
Decrease (increase) in restricted cash for investments	10,825	(23,750)
Other payments, net	(459)	(1,014)
Net cash used in investing activities	$(1,033,042)	(957,551)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2018	2017
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$195,300	—
Net repayments under warehouse facilities	(100,963)	(397,760)
Proceeds from senior notes	—	1,250,000
Debt issuance costs	(12,459)	(16,697)
Redemption of senior notes	(825,000)	(658,595)
Conversions and exchanges on convertible senior notes	(59,145)	—
Proceeds from Rialto notes payable	32,226	63,494
Principal payments on Rialto senior notes and other notes payable	(350,770)	(18,944)
Proceeds from other borrowings	38,096	75,927
Principal payments on other borrowings	(85,265)	(55,295)
Payments related to other liabilities	(3,200)	—
Receipts related to noncontrolling interests	4,008	10,299
Payments related to noncontrolling interests	(68,627)	(61,782)
Excess tax benefits from share-based awards	—	1,980
Common stock:
Issuances	3,189	693
Repurchases	(49,490)	(27,104)
Dividends	(35,985)	(28,181)
Net cash provided by (used in) financing activities	(1,318,085)	138,035
Net decrease in cash and cash equivalents	(1,602,456)	(491,803)
Cash and cash equivalents at beginning of period	2,650,872	1,329,529
Cash and cash equivalents at end of period	$1,048,416	837,726
Summary of cash and cash equivalents:
Lennar Homebuilding	$833,274	564,591
Lennar Financial Services	165,051	115,016
Rialto	36,343	154,814
Lennar Multifamily	13,748	3,305
	$1,048,416	837,726
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Non-cash contributions to unconsolidated entities	$91,709	62,659
Purchases of inventories and other assets financed by sellers	$52,356	108,726
Conversions and exchanges on convertible senior notes	$217,154	—
Equity component of acquisition consideration	$5,070,006	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$35,430	—
Receivables	$7,198	—
Investments in unconsolidated entities	$(25,614)	—
Other liabilities	$(17,014)	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $3.3 billion provisional amount allocated to goodwill in Lennar Homebuilding and the provisional amount of $169 million allocated to goodwill in Lennar Financial Services represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.

The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
CalAtlantic shares of common stock outstanding	118,025,879
CalAtlantic shares electing cash conversion	24,083,091
CalAtlantic shares exchanged	93,942,788
Exchange ratio for Class A common stock	0.885
Exchange ratio for Class B common stock	0.0177
Number of shares of Lennar Class A common stock issued in exchange	83,138,277
Number of shares of Lennar Class B common stock issued in exchange (due to Class B common stock dividend)	1,662,172

Consideration attributable to Class A common stock	$4,933,425
Consideration attributable to Class B common stock	77,823
Consideration attributable to equity awards that convert upon change of control	58,758
Consideration attributable to cash including fractional shares	1,162,341
Total purchase price	$6,232,347

(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$55,612
Inventories	6,243,846
Intangible asset (1)	8,000
Investments in unconsolidated entities	151,900
Goodwill (2)	3,321,433
Other assets	608,705
Total Homebuilding assets	10,389,496
Financial Services (2)	346,503
Total assets	10,735,999
LIABILITIES
Homebuilding:
Accounts payable	85,448
Senior notes payable and other debts	3,922,695
Other liabilities (3)	361,286
Total Homebuilding liabilities	4,369,429
Financial Services	115,793
Total liabilities	4,485,222
Noncontrolling interests (4)	18,430
Total purchase price	$6,232,347

(1)	Intangible asset includes trade name. The amortization period for the trade name is approximately six months.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is generally not deductible for income tax purposes. As of the merger date, goodwill consisted primarily of expected greater efficiencies and opportunities due to increased concentration of local market share, reduced general and administrative costs and reduced homebuilding costs resulting from the merger and cost savings as a result of additional homebuilding and non-homebuilding synergies. The assignment of goodwill among the Company's reporting segments has not been completed yet, however, a provisional amount of goodwill of approximately $169 million was allocated to Lennar Financial Services.

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
For the three and nine months ended August 31, 2018, Lennar Homebuilding revenue included $2.2 billion and $4.7 billion, respectively, of revenues, and earnings before income taxes included $209.3 million and $157.3 million, respectively, of a pre-tax earnings from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $12.0 million and $140.1 million, respectively. These acquisition and integration costs were comprised mainly of severance expenses and transaction costs and were included within the acquisition and integration costs related to CalAtlantic line item in the accompanying condensed consolidated statement of operations for the three and nine months ended August 31, 2018.
The following presents summarized unaudited supplemental pro forma operating results as if CalAtlantic had been included in the Company's Consolidated Statements of Operations beginning December 1, 2016.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Revenues from home sales	$5,223,787	4,491,338	14,404,000	12,599,040
Net earnings (1)	$453,211	345,760	897,178	822,787
Earnings per share:
Basic	$1.37	1.06	2.75	2.52
Diluted	$1.37	1.05	2.74	2.50

(1)
Net earnings for the three and nine months ended August 31, 2018 include a pre-tax impact from acquisition and integration costs related to CalAtlantic of $12.0 million and $140.1 million, respectively. Additionally, net earnings for the three and nine months ended August 31, 2018 include purchase accounting adjustments of $84.2 million and $376.0 million, respectively, on CalAtlantic homes that were in backlog/construction in progress at the acquisition date that were subsequently delivered.

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
Operations of the Lennar Multifamily segment include revenues generated from the sales of land, revenue from construction activities, and management and promote fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities, less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses.
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
Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Homebuilding East	$7,455,782	4,754,581
Homebuilding Central	3,414,907	2,037,905
Homebuilding West	7,812,183	5,165,218
Homebuilding Other	1,726,472	960,541
Lennar Financial Services	2,042,024	1,689,508
Rialto	834,882	1,153,840
Lennar Multifamily	890,057	710,725
Corporate and unallocated (1)	4,113,088	2,272,716
Total assets	$28,289,395	18,745,034
Lennar Homebuilding goodwill (1)	$3,457,999	136,566
Lennar Financial Services goodwill (1)	$231,245	59,838
Rialto goodwill	$5,396	5,396

(1)
In connection with the CalAtlantic acquisition, the Company recorded a provisional amount of homebuilding goodwill of $3.3 billion. The allocation of goodwill by homebuilding reporting segment has not yet been finalized. A provisional amount of goodwill related to the CalAtlantic acquisition of $169 million was allocated to Lennar Financial Services. In connection with the WCI acquisition in 2017, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20 million to the Lennar Financial Services segment.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues:
Homebuilding East	$2,028,989	1,255,797	5,000,182	3,218,413
Homebuilding Central	1,231,170	602,901	3,041,003	1,801,424
Homebuilding West	1,505,858	823,500	3,775,488	2,146,492
Homebuilding Other	519,725	202,997	1,195,159	623,301
Lennar Financial Services	236,268	215,056	639,543	571,462
Rialto	49,495	57,810	149,033	207,804
Lennar Multifamily	101,064	103,415	312,013	291,900
Total revenues (1)	$5,672,569	3,261,476	14,112,421	8,860,796
Operating earnings (loss) (2):
Homebuilding East (3)	$228,657	179,908	504,019	277,906
Homebuilding Central	135,978	66,184	264,463	194,986
Homebuilding West (4)	186,847	112,749	581,461	237,333
Homebuilding Other	60,555	27,435	101,349	79,969
Lennar Financial Services	56,628	49,057	128,705	113,448
Rialto	9,444	(3,192)	25,558	(10,497)
Lennar Multifamily	(3,853)	9,104	9,734	34,816
Total operating earnings	674,256	441,245	1,615,289	927,961
Acquisition and integration costs related to CalAtlantic	11,992	—	140,062	—
Corporate general and administrative expenses	96,346	72,860	249,071	200,333
Earnings before income taxes	$565,918	368,385	1,226,156	727,628

(1)
Total revenues were net of sales incentives of $289.0 million ($22,900 per home delivered) and $717.0 million ($22,800 per home delivered) for the three and nine months ended August 31, 2018, respectively, compared to $165.4 million ($21,800 per home delivered) and $463.4 million ($22,400 per home delivered) for the three and nine months ended August 31, 2017, respectively.

(2)	All homebuilding segments and Homebuilding Other were impacted by purchase accounting adjustments for the three and nine months ended August 31, 2018.

(3)	Homebuilding East operating earnings for the nine months ended August 31, 2017 included a $140 million loss due to litigation (see Note 17).

(4)
Homebuilding West operating earnings includes $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, during the nine months ended August 31, 2018.

(4)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues	$153,968	144,966	324,584	323,689
Costs and expenses	199,337	151,643	458,660	421,554
Other income (1)	66,690	12,578	180,231	18,695
Net earnings (loss) of unconsolidated entities	$21,321	5,901	46,155	(79,170)
Lennar Homebuilding equity in loss from unconsolidated entities	$(15,391)	(9,651)	(41,904)	(42,691)

(1)
During the nine months ended August 31, 2018, other income was primarily due to FivePoint Holdings, LLC ("FivePoint") recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the FivePoint

TRA Liability. Therefore, the Company did not include in Lennar Homebuilding’s equity in loss from unconsolidated entities its pro-rata share of earnings related to the Company’s portion of the TRA Liability. As a result, the Company’s unconsolidated entities have net earnings, but the Company has an equity in loss from unconsolidated entities.
For the three and nine months ended August 31, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities excluding other income.
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
Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$912,250	953,261
Inventories	4,251,673	3,751,525
Other assets	1,200,761	1,061,507
	$6,364,684	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$839,694	832,151
Debt (1)	1,212,470	737,331
Equity	4,312,520	4,196,811
	$6,364,684	5,766,293

(1)
Debt presented above is net of debt issuance costs of $13.2 million and $5.7 million, as of August 31, 2018 and November 30, 2017, respectively. The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.

In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested an additional $100 million in FivePoint in a private placement. As of August 31, 2018, the Company owned approximately 40% of FivePoint and the carrying amount of the Company's investment was $358.9 million.
As of August 31, 2018 and November 30, 2017, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $997.5 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both August 31, 2018 and November 30, 2017 were $1.3 billion. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
In 2017, the Company entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of its strategic joint ventures under which the Company agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in gains of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the nine months ended August 31, 2018.
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
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$51,364	64,197
Non-recourse land seller debt and other debt	1,497	1,997
Non-recourse debt with completion guarantees	234,310	255,903
Non-recourse debt without completion guarantees (1)	869,486	351,800
Non-recourse debt to the Company	1,156,657	673,897
The Company’s maximum recourse exposure (2)	69,005	69,181
Debt issuance costs	(13,192)	(5,747)
Total debt	$1,212,470	737,331
The Company’s maximum recourse exposure as a % of total JV debt	6%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)	As of both August 31, 2018 and November 30, 2017, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three unconsolidated entities' debt.
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
As of both August 31, 2018 and November 30, 2017, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2018, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2018 and 2017:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	919,286	—	—	—	—	—	899,683	19,603
Employee stock and directors plans	(45,148)	182	—	4,171	(49,501)	—	—	—
Stock issuance in connection with CalAtlantic acquisition	5,070,006	8,408	168	5,061,430	—	—	—	—
Conversions of convertible senior notes to Class A common stock	217,154	365	7	216,782	—	—	—	—
Amortization of restricted stock	55,638	—	—	55,638	—	—	—	—
Cash dividends	(35,985)	—	—	—	—	—	(35,985)	—
Receipts related to noncontrolling interests	4,008	—	—	—	—	—	—	4,008
Payments related to noncontrolling interests	(68,627)	—	—	—	—	—	—	(68,627)
Non-cash activity related to noncontrolling interests	15,365	—	—	—	—	—	—	15,365
Total other comprehensive loss, net of tax	(1,649)	—	—	—	—	(1,649)	—	—
Balance at August 31, 2018	$14,116,180	29,498	3,944	8,480,034	(185,521)	(615)	5,704,676	84,164

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2016	$7,211,567	20,409	3,298	2,805,349	(108,961)	(309)	4,306,256	185,525
Net earnings (including net loss attributable to noncontrolling interests)	473,972	—	—	—	—	—	500,890	(26,918)
Employee stock and directors plans	(24,896)	134	—	2,079	(27,109)	—	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversions of convertible senior notes	35,542	—	—	35,542	—	—	—	—
Amortization of restricted stock	43,303	—	—	43,303	—	—	—	—
Cash dividends	(28,181)	—	—	—	—	—	(28,181)	—
Receipts related to noncontrolling interests	10,299	—	—	—	—	—	—	10,299
Payments related to noncontrolling interests	(61,782)	—	—	—	—	—	—	(61,782)
Non-cash activity to noncontrolling interests	(1,924)	—	—	—	—	—	—	(1,924)
Total other comprehensive income, net of tax	1,560	—	—	—	—	1,560	—	—
Balance at August 31, 2017	$7,659,460	20,543	3,298	2,886,273	(136,070)	1,251	4,778,965	105,200

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2018	2017	2018	2017
Provision for income taxes	$98,298	124,795	306,870	253,656
Effective tax rate (1)	17.8%	33.4%	25.4%	33.6%

(1)
For the three months ended August 31, 2018, the effective tax rate included tax benefits for tax accounting method changes implemented during the third quarter, energy credits and the domestic production activities deduction. For the nine months ended August 31, 2018, the effective tax rate included a non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act, offset primarily by tax accounting method changes, energy tax credits and tax benefits for the domestic production activities deduction. Excluding the one-time non-cash deferred tax asset write down of $68.6 million recorded in the first quarter of 2018 due to the tax reform bill and the $34.1 million benefit recorded in the third quarter of 2018, primarily related to tax accounting method changes and energy credits, the tax rate for the nine months ended August 31, 2018 would have been 22.6%. For the three months ended August 31, 2017, the effective tax rate included tax benefits for the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense and a valuation allowance recorded against state net operating losses the Company expects to expire unutilized. For the nine months ended August 31, 2017, the effective tax rate included tax benefits for (1) settlements with the IRS, (2) the domestic production activities deduction, and (3) energy tax credits, offset primarily by state income tax expense, and a valuation allowance recorded against state net operating losses the Company expects to expire unutilized.

As of August 31, 2018 and November 30, 2017, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $639.6 million and $297.7 million, respectively. The increase in the deferred tax assets was primarily due to deferred tax assets recorded in the first quarter of 2018 from the acquisition of CalAtlantic, partially offset by the write down of the deferred tax assets in the first quarter of 2018 related to the Tax Cuts and Jobs Act, as described below, and tax accounting method changes implemented during the third quarter.
As of August 31, 2018 and November 30, 2017, the Company had $25.8 million and $12.3 million, respectively, of gross unrecognized tax benefits.
At August 31, 2018, the Company had $53.8 million accrued for interest and penalties, of which $1.5 million was due to the CalAtlantic acquisition and an additional $2.6 million was accrued during the nine months ended August 31, 2018. At November 30, 2017, the Company had $49.7 million accrued for interest and penalties.
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
All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock ("nonvested shares") is considered participating securities.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net earnings attributable to Lennar	$453,211	249,165	899,683	500,890
Less: distributed earnings allocated to nonvested shares	105	88	319	290
Less: undistributed earnings allocated to nonvested shares	3,633	2,358	7,674	4,600
Numerator for basic earnings per share	449,473	246,719	891,690	496,000
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	347	294	796	845
Plus: interest on convertible senior notes	—	—	80	—
Plus: undistributed earnings allocated to convertible shares	—	—	6	—
Numerator for diluted earnings per share	$449,126	246,425	890,980	495,155
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (2)	327,214	237,330	302,046	237,019
Effect of dilutive securities:
Shared based payments	23	1	57	1
Convertible senior notes	—	—	732	—
Denominator for diluted earnings per share - weighted average common shares outstanding	327,237	237,331	302,835	237,020
Basic earnings per share (2)	$1.37	1.04	2.95	2.09
Diluted earnings per share (2)	$1.37	1.04	2.94	2.09

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan adopted in June 2015 (see Note 9) and represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

(2)
The weighted average common shares for the three and nine months ended August 31, 2017 has been retroactively adjusted to include 4.7 million of Class B shares distributed in the stock dividend on November 27, 2017. As a result, basic and diluted earnings per share have also been retroactively adjusted.

For the three and nine months ended August 31, 2018 and 2017, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

(8)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$165,051	117,410
Restricted cash	12,111	12,006
Receivables, net (1)	386,448	313,252
Loans held-for-sale (2)	945,387	937,516
Loans held-for-investment, net	74,669	44,193
Investments held-to-maturity	64,203	52,327
Investments available-for-sale (3)	47,034	57,439
Goodwill (4)	231,245	59,838
Other assets (5)	115,876	95,527
	$2,042,024	1,689,508
Liabilities:
Notes and other debts payable	$966,626	937,431
Other liabilities (6)	274,482	240,383
	$1,241,108	1,177,814

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2018 and November 30, 2017, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of August 31, 2018, goodwill included $20.0 million of goodwill related to the WCI acquisition. The assignment of goodwill to the Company's reporting segments related to the CalAtlantic acquisition has not been completed, however, a provisional amount of goodwill of approximately $169 million was allocated to Lennar Financial Services (see Note 2).

(5)
As of August 31, 2018 and November 30, 2017, other assets included mortgage loan commitments carried at fair value of $19.3 million and $9.9 million, respectively, and mortgage servicing rights carried at fair value of $35.1 million and $31.2 million, respectively. In addition, other assets also included forward contracts carried at fair value of $1.7 million as of November 30, 2017.

(6)
As of August 31, 2018 and November 30, 2017, other liabilities included $60.4 million and $57.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, other liabilities also included forward contracts carried at fair value of $2.6 million as of August 31, 2018.

At August 31, 2018, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures September 2018 (1)	$300,000
364-day warehouse repurchase facility that matures December 2018 (2)	400,000
364-day warehouse repurchase facility that matures March 2019 (3)	300,000
364-day warehouse repurchase facility that matures June 2019	700,000
Total	$1,700,000

(1)	Subsequent to August 31, 2018, the warehouse repurchase facility was extended to November 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $300 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $966.5 million and $937.2 million at August 31, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.0 billion and $974.1 million at August 31, 2018 and November 30, 2017, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Loan origination liabilities, beginning of period	$28,016	25,912	22,543	24,905
Provision for losses	1,059	1,056	2,696	3,000
Adjustments to pre-existing provision for losses from changes in estimates	—	(4,440)	—	(4,440)
Origination liabilities assumed related to CalAtlantic acquisition	20,500	—	24,459	—
Payments/settlements	(124)	(651)	(247)	(1,588)
Loan origination liabilities, end of period	$49,451	21,877	49,451	21,877

(9)	Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$36,343	241,861
Restricted cash (1)	11,274	22,466
Loans held-for-sale (2)	141,333	236,018
Real estate owned, net	52,644	86,047
Investments in unconsolidated entities	294,465	265,418
Investments held-to-maturity	211,097	179,659
Other assets	87,726	122,371
	$834,882	1,153,840
Liabilities:
Notes and other debts payable (3)	$239,392	625,081
Other liabilities	57,737	94,975
	$297,129	720,056

(1)
As of August 31, 2018 and November 30, 2017, restricted cash primarily consisted of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Loans held-for-sale primarily related to unsold loans originated by RMF carried at fair value.

(3)
In March 2018, Rialto had paid off the remaining principal balance of its 7.00% senior notes due December 2018. As of November 30, 2017, notes and other debts payable primarily included $349.4 million related to Rialto's 7.00% senior notes due December 2018. In addition, as of August 31, 2018 and November 30, 2017, notes and other debt payable included $94.5 million and $162.1 million, respectively, related to Rialto's warehouse repurchase facilities.

Rialto Mortgage Finance - loans held-for-sale
During the nine months ended August 31, 2018, RMF originated loans with a total principal balance of $997.5 million and sold $1.1 billion of loans into 12 separate securitizations. During the nine months ended August 31, 2017, RMF originated loans with a total principal balance of $1.3 billion of which $1.3 billion were recorded as loans held-for-sale and $57.4 million as accrual loans within loans receivable, net, and sold $1.1 billion of loans into eight separate securitizations. As of August 31, 2018 and November 30, 2017, there were no unsettled transactions.
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
In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, or (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At August 31, 2018, the consolidated LLCs had total combined assets of $12.0 million, which primarily included $7.2 million in cash, $3.4 million of real estate owned, net, and $0.6 million of loans held-for-sale. At August 31, 2018, all remaining assets with carrying values were under contract to be sold. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale.
Warehouse Facilities
At August 31, 2018, Rialto's warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2018	$200,000
364-day warehouse repurchase facility that matures December 2018 (extended from October 2018)	250,000
364-day warehouse repurchase facility that matures December 2018	200,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loan origination and securitization business (RMF)	$850,000
Warehouse repurchase facility that matures December 2018 (one year extensions) (1)	50,000
Total	$900,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both August 31, 2018 and November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $94.5 million and $162.1 million as of August 31, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At August 31, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $211.1 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Rialto segment’s assessment, no impairment charges were recorded during either the three or the nine months ended August 31, 2018 or 2017. The Rialto segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Rialto segment. At August 31, 2018 and November 30, 2017, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $122.6 million and $91.8 million, respectively, and the interest is incurred at a fixed rate of 3.2% to 3.3%.
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
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2018	August 31, 2018	November 30, 2017
(Dollars in thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$39,608	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	84,606	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	13,314	19,189
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	52,916	54,018
Rialto Real Estate Fund III	2015	1,887,000	1,074,561	140,000	75,917	71,293	41,223
Rialto Credit Partnership, LP	2016	220,000	217,556	19,999	19,777	12,257	13,288
Other investments						20,471	8,936
						$294,465	265,418

During the three and nine months ended August 31, 2018, Rialto received $2.7 million and $10.1 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. During the three and nine months ended August 31, 2017, Rialto received $0.8 million and $3.9 million, respectively, of such advanced distributions. During the three and nine months ended August 31, 2018, Rialto received $3.7 million and $9.4 million, respectively, of distributions with regard to its carried interest in Rialto Real Estate Fund, LP, Rialto Real Estate Fund II, LP, and Rialto Capital CMBS Fund, LP. During the three and nine months ended August 31, 2017, Rialto received $10.6 million and $29.4 million, respectively, of such distributions with regard to its carried interest. These incentive income distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
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

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$36,406	95,552
Loans receivable	697,262	538,317
Real estate owned	266,406	348,601
Investment securities	2,219,660	1,849,795
Investments in partnerships	406,600	393,874
Other assets	43,046	42,949
	$3,669,380	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$32,081	48,374
Notes payable (1)	591,329	576,810
Equity	3,045,970	2,643,904
	$3,669,380	3,269,088

(1)	Notes payable are net of debt issuance costs of $2.9 million and $3.1 million, as of August 31, 2018 and November 30, 2017, respectively.
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues	$97,973	64,267	283,510	182,453
Costs and expenses	23,299	26,752	66,735	83,753
Other income (expense), net (1)	(22,644)	245	(1,166)	9,893
Net earnings of unconsolidated entities	$52,030	37,760	215,609	108,593
Rialto equity in earnings from unconsolidated entities	$5,266	4,858	18,496	11,310

(1)	Other income (expense), net, includes realized and unrealized gains (losses) on investments.

(10)	Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$13,748	8,676
Receivables (1)	66,265	69,678
Land under development	294,104	208,618
Investments in unconsolidated entities	482,241	407,544
Other assets	33,699	16,209
	$890,057	710,725
Liabilities:
Accounts payable and other liabilities	$152,566	149,715

(1)
Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities as of August 31, 2018 and November 30, 2017, respectively.

The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to it) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would be increases to the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2018 and November 30, 2017, the fair value of the completion guarantees was immaterial. Additionally, as of August 31, 2018 and November 30, 2017, the Lennar Multifamily segment had $4.6 million and $4.7 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of August 31, 2018 and November 30, 2017, Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.1 billion and $896.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager for certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the three and nine months ended August 31, 2018, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $12.2 million and $36.1 million, respectively. During the three and nine months ended August 31, 2017, the Lennar Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.1 million and $41.2 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and nine months ended August 31, 2018, the Lennar Multifamily segment provided general contractor services, net of deferrals, totaling $83.8 million and $262.6 million, respectively, which were partially offset by costs related to those services of $80.5 million and $252.7 million, respectively. During the three and nine months ended August 31, 2017, the Lennar Multifamily segment provided general contractor services, net of deferrals totaling $90.3 million and $250.7 million, respectively, which were partially offset by costs related to those services of $86.7 million and $243.7 million, respectively.
The Lennar Multifamily Venture Fund I (the "Venture Fund") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2018, $316.1 million in equity commitments were called, of which the Company contributed its portion of $73.4 million. During the nine months ended August 31, 2018, the Company received $11.8 million of distributions as a return of capital from the Venture Fund. As of August 31, 2018, $1.8 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $424.1 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $79.9 million. As of August 31, 2018 and November 30, 2017, the carrying value of the Company's investment in the Venture Fund was $378.2 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP ("Venture Fund II"), for the development, construction and property management of class-A multifamily assets. As of August 31, 2018, Venture Fund II had approximately $655 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the nine months ended August 31, 2018, $146.1 million in equity commitments were called, of which the Company contributed its portion of $55.4 million, which was made up of a $108.3 million inventory and cash contributions, offset by $52.9 million of distributions as a return of capital, resulting in a remaining equity commitment for the Company of $199.6 million. As of August 31, 2018, the carrying value of the Company's investment in Venture Fund II was $45.6 million. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.

Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$30,472	37,073
Operating properties and equipment	3,623,800	2,952,070
Other assets	38,309	36,772
	$3,692,581	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$201,301	212,123
Notes payable (1)	1,287,488	879,047
Equity	2,203,792	1,934,745
	$3,692,581	3,025,915

(1)	Notes payable are net of debt issuance costs of $17.4 million and $17.6 million, as of both August 31, 2018 and November 30, 2017, respectively.
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues	$31,907	18,822	82,980	44,414
Costs and expenses	47,235	28,904	122,512	75,727
Other income, net	13,588	47,210	52,457	125,939
Net earnings (loss) of unconsolidated entities	$(1,740)	37,128	12,925	94,626
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$(1,730)	11,645	15,293	44,219

(1)
During the three and nine months ended August 31, 2018, the Lennar Multifamily segment sold one and four operating properties, respectively, through its unconsolidated entities resulting in the segment's $1.7 million and $23.3 million share of gains, respectively. During the three and nine months ended August 31, 2017, the Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains, respectively.

(11)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2018 and November 30, 2017 included $576.6 million and $569.8 million, respectively, of cash held in escrow for approximately three days.

(12)Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2018	November 30, 2017
Unsecured revolving credit facility	$650,000	—
4.125% senior notes due December 2018	274,887	274,459
0.25% convertible senior notes due 2019	1,292	—
4.500% senior notes due 2019	499,364	498,793
4.50% senior notes due 2019	598,997	598,325
6.625% senior notes due 2020 (1)	313,752	—
2.95% senior notes due 2020	298,692	298,305
8.375% senior notes due 2021 (1)	440,156	—
4.750% senior notes due 2021	497,915	497,329
6.25% senior notes due December 2021 (1)	316,541	—
4.125% senior notes due 2022	596,647	595,904
5.375% senior notes due 2022 (1)	261,769	—
4.750% senior notes due 2022	570,185	569,484
4.875% senior notes due December 2023	395,662	394,964
4.500% senior notes due 2024	645,897	645,353
5.875% senior notes due 2024 (1)	454,001	—
4.750% senior notes due 2025	497,003	496,671
5.25% senior notes due 2026 (1)	409,436	—
5.00% senior notes due 2027 (1)	353,371	—
4.75% senior notes due 2027	892,110	892,657
6.95% senior notes due 2018	—	249,342
Mortgage notes on land and other debt	440,310	398,417
	$9,407,987	6,410,003

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

The carrying amounts of the senior notes listed above are net of debt issuance costs totaling $33.5 million as of both August 31, 2018 and November 30, 2017.
In February 2018, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.2 billion of the Credit Facility from June 2022 to April 2023, with $70 million that matured in June 2018 and the remaining $50 million maturing in June 2020. As of August 31, 2018, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at August 31, 2018. In addition, the Company had $365 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $542.2 million and $384.4 million, respectively, at August 31, 2018 and November 30, 2017. The Company’s financial letters of credit outstanding were $183.3 million and $127.4 million, at August 31, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2018, the Company had outstanding surety bonds of $2.6 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2018, there were approximately $1.4 billion, or 52%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
During the second quarter 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused the Company to purchase them for cash or converted them into a combination of the Company’s Class A and Class B common stock and cash, resulting in the Company issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the principal balance of the convertible senior notes had either been converted or redeemed.
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
In June 2018, the Company redeemed $250 million aggregate principal amount of the 6.95% senior notes due 2018. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Warranty reserve, beginning of the period	$294,710	151,833	164,619	135,403
Warranties issued	48,878	28,795	121,422	78,945
Adjustments to pre-existing warranties from changes in estimates (1)	(4,785)	4,436	5,310	14,769
Warranties assumed related to acquisitions	(5)	—	117,549	6,345
Payments	(40,575)	(25,758)	(110,677)	(76,156)
Warranty reserve, end of period	$298,223	159,306	298,223	159,306

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2018 and 2017 primarily related to specific claims related to certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three and nine months ended August 31, 2018, the Company granted employees 1.3 million and 1.7 million of nonvested shares, respectively. During both the three and nine months ended August 31, 2017, the Company granted 1.3 million nonvested shares, respectively. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2018 was $21.9 million and $55.6 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2017 was $18.5 million and $43.3 million, respectively.

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2018 and November 30, 2017, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2018		November 30, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto:
Investments held-to-maturity	Level 3	$211,097	232,598	179,659	199,190
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$74,669	67,474	44,193	41,795
Investments held-to-maturity	Level 2	$64,203	63,939	52,327	52,189
LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$9,407,987	9,385,243	6,410,003	6,598,848
Rialto notes payable and other debts payable	Level 2	$239,392	248,520	625,081	644,644
Lennar financial services notes and other debts payable	Level 2	$966,626	966,626	937,431	937,431

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at August 31, 2018	Fair Value at November 30, 2017
Rialto Financial Assets:
RMF loans held-for-sale (1)	Level 3	$140,718	234,403
Lennar Financial Services Assets (Liabilities):
Loans held-for-sale (2)	Level 2	$945,387	937,516
Investments available-for-sale	Level 1	$47,034	57,439
Mortgage loan commitments	Level 2	$19,282	9,873
Forward contracts	Level 2	$(2,645)	1,681
Mortgage servicing rights	Level 3	$35,074	31,163

(1)
The aggregate fair value of Rialto loans held-for-sale of $140.7 million at August 31, 2018 exceeded their aggregate principal balance of $139.9 million by $0.8 million. The aggregate fair value of loans held-for-sale of $234.4 million at November 30, 2017 was below their aggregate principal balance of $235.4 million by $1.0 million.

(2)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $945.4 million at August 31, 2018 exceeded their aggregate principal balance of $917.1 million by $28.3 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $937.5 million at November 30, 2017 exceeded their aggregate principal balance of $908.8 million by $28.7 million.

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
Lennar Financial Services loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights was included in Lennar Financial Services’ loans held-for-sale as of August 31, 2018 and November 30, 2017. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts - Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts was included in the Lennar Financial Services segment's other liabilities as of

August 31, 2018. The fair value of forward contracts was included in the Lennar Financial Services segment's other assets as of November 30, 2017.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2018, the segment had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through November 2018.
Lennar Financial Services mortgage servicing rights - Lennar Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2018, the key assumptions used in determining the fair value include a 12.5% mortgage prepayment rate, a 12.5% discount rate and an 8.8% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(692)	(5,804)	(403)	18,233
Mortgage loan commitments	$(5,810)	(829)	9,409	10,106
Forward contracts	$3,550	1,267	(4,326)	(31,996)
Investments available-for-sale	$166	—	292	(4)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investment available-for-sale	$(110)	165	(1,357)	1,556

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended August 31,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$34,592	325,373	27,370	82,803
Purchases/loan originations	1,734	333,680	2,447	439,266
Sales/loan originations sold, including those not settled	—	(516,958)	—	(235,922)
Disposals/settlements	(1,290)	—	(1,092)	—
Changes in fair value (1)	38	(1,400)	(1,004)	707
Interest and principal paydowns	—	23	—	(1,107)
Ending balance	$35,074	140,718	27,721	285,747

	Nine Months Ended August 31,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$31,163	234,403	23,930	126,947
Purchases/loan originations	5,880	997,515	8,159	1,262,926
Sales/loan originations sold, including those not settled	—	(1,073,211)	—	(1,106,316)
Disposals/settlements	(5,830)	(19,600)	(2,887)	—
Changes in fair value (1)	3,861	1,970	(1,481)	3,205
Interest and principal paydowns	—	(359)	—	(1,015)
Ending balance	$35,074	140,718	27,721	285,747

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Gains (Losses), Net (1)
Financial assets
Rialto:
FDIC Portfolios loans held-for-sale	Level 3	$—	—	—	20,863	19,237	(1,626)
Non-financial assets
Lennar Homebuilding:
Land and land under development (2)	Level 3	$25,173	13,373	(11,800)	—	—	—
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$—	—	—	1,200	1,376	176
Upon management periodic valuations	Level 3	$17,663	16,196	(1,467)	35,507	22,765	(12,742)

		Nine Months Ended August 31,
		2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$—	—	—	31,554	18,885	(12,669)
FDIC Portfolios loans held-for-sale	Level 3	$—	—	—	26,081	19,237	(6,844)
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$—	—	—	6,659	2,745	(3,914)
Land and land under development (2)	Level 3	$91,960	60,059	(31,901)	6,771	3,094	(3,677)
Rialto:
REO, net (3):
Upon acquisition/transfer	Level 3	$—	—	—	31,503	30,066	(1,437)
Upon management periodic valuations	Level 3	$23,629	16,196	(7,433)	118,497	79,601	(38,896)

(1)
Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the three and nine months ended August 31, 2018 and 2017.

(2)
Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's condensed consolidated statement of operations for the three and nine months ended August 31, 2018 and 2017.

(3)
The fair value of REO, net is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO. The losses, net upon the transfer or acquisition of REO and impairments were included in Rialto other expense, net, in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2018 and 2017.

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of August 31, 2018 and 2017, there were 1,307 and 753 active communities, excluding unconsolidated entities, respectively. As of August 31, 2018, the Company identified 15 communities with 843 homesites and a corresponding carrying value of $219.3 million as having potential indicators of impairment. For the nine months ended August 31, 2018, the Company recorded valuation adjustments of $29.4 million on 688 homesites in five communities with a carrying value of $56.5 million.
As of August 31, 2017, the Company identified six communities with 499 homesites and a corresponding carrying value of $31.9 million as having potential indicators of impairment. For the nine months ended August 31, 2017, the Company recorded valuation adjustments of $7.5 million on 469 homesites in six communities with a carrying value of $12.0 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the nine months ended August 31, 2018 and 2017:

	Nine Months Ended
	August 31, 2018			August 31, 2017
Unobservable inputs	Range			Range
Average selling price	$233,000	-	$843,000	$125,000	-	$567,000
Absorption rate per quarter (homes)	4	-	16	4	-	10
Discount rate	20%			20%

(16)	Variable Interest Entities
The Company evaluated the agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2018. Based on the Company's evaluation, during the nine months ended August 31, 2018, the Company consolidated and deconsolidated the same VIE thus resulting in no change to the combined assets and liabilities during that period. In addition, during the nine months ended August 31, 2018, the Company consolidated an entity that had total assets of $5.0 million.
The Company’s recorded investments in unconsolidated entities were as follows:

(In thousands)	August 31, 2018	November 30, 2017
Lennar Homebuilding	$997,488	900,769
Rialto	$294,465	265,418
Lennar Multifamily	$482,241	407,544

Consolidated VIEs
As of August 31, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $775.7 million and $345.3 million, respectively. As of November 30, 2017, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $799.4 million and $389.7 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of August 31, 2018

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$82,296	149,376
Rialto (2)	211,097	211,097
Lennar Multifamily (3)	440,916	725,821
	$734,309	1,086,294
As of November 30, 2017

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$181,804	248,909
Rialto (2)	179,659	179,659
Lennar Multifamily (3)	345,175	503,364
	$706,638	931,932

(1)
As of both August 31, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $60.7 million and $61.6 million, respectively.

(2)
As of both August 31, 2018 and November 30, 2017, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs. As of August 31, 2018 and November 30, 2017, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $211.1 million and $179.7 million, respectively, related to Rialto’s investments held-to-maturity.

(3)
As of August 31, 2018, the remaining equity commitment of $279.5 million to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of its projects was included in Lennar's maximum exposure to loss. As of

November 30, 2017, the remaining equity commitment of $153.3 million to fund the Venture Fund was included in Lennar's maximum exposure for loss. In addition, as of August 31, 2018 and November 30, 2017, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $4.6 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.
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
As of August 31, 2018, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $279.5 million remaining equity commitment to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of the projects and $4.6 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $60.7 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the nine months ended August 31, 2018, consolidated inventory not owned decreased by $64.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2018. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $241.1 million and $137.0 million at August 31, 2018 and November 30, 2017, respectively. Additionally, the Company had posted $72.2 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2018 and November 30, 2017, respectively.

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year and permitted early adoption of the standard, but not before the original effective date; therefore, ASU 2014-09 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is currently planning to adopt the modified retrospective method. The Company does not believe the adoption of these ASUs and ASU 2014-09 will have a material impact on the Company's consolidated financial statements, but it is continuing to evaluate the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.
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
The indentures governing the Company’s 4.125% senior notes due 2018, 0.25% convertible senior notes due 2019, 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2018 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 or were guaranteeing CalAtlantic convertible senior notes. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

(19) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2018 was as follows:

Condensed Consolidating Balance Sheet
August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$433,760	526,948	54,965	—	1,015,673
Inventories	—	17,232,267	336,805	—	17,569,072
Investments in unconsolidated entities	—	983,963	13,525	—	997,488
Goodwill	—	3,457,999	—	—	3,457,999
Other assets	399,731	955,313	150,714	(23,558)	1,482,200
Investments in subsidiaries	10,715,911	89,347	—	(10,805,258)	—
Intercompany	12,035,247	—	—	(12,035,247)	—
	23,584,649	23,245,837	556,009	(22,864,063)	24,522,432
Lennar Financial Services	—	320,219	1,722,864	(1,059)	2,042,024
Rialto	—	—	834,882	—	834,882
Lennar Multifamily	—	—	890,057	—	890,057
Total assets	$23,584,649	23,566,056	4,003,812	(22,865,122)	28,289,395
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$651,804	1,866,606	300,086	(24,617)	2,793,879
Liabilities related to consolidated inventory not owned	—	267,046	13,500	—	280,546
Senior notes and other debts payable	8,900,829	458,299	48,859	—	9,407,987
Intercompany	—	10,487,330	1,547,917	(12,035,247)	—
	9,552,633	13,079,281	1,910,362	(12,059,864)	12,482,412
Lennar Financial Services	—	66,636	1,174,472	—	1,241,108
Rialto	—	—	297,129	—	297,129
Lennar Multifamily	—	—	152,566	—	152,566
Total liabilities	9,552,633	13,145,917	3,534,529	(12,059,864)	14,173,215
Stockholders’ equity	14,032,016	10,420,139	385,119	(10,805,258)	14,032,016
Noncontrolling interests	—	—	84,164	—	84,164
Total equity	14,032,016	10,420,139	469,283	(10,805,258)	14,116,180
Total liabilities and equity	$23,584,649	23,566,056	4,003,812	(22,865,122)	28,289,395

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,945,024	462,336	21,972	—	2,429,332
Inventories	—	10,560,996	299,894	—	10,860,890
Investments in unconsolidated entities	—	884,294	16,475	—	900,769
Goodwill	—	136,566	—	—	136,566
Other assets	246,490	520,899	114,431	(18,416)	863,404
Investments in subsidiaries	4,446,309	52,237	—	(4,498,546)	—
Intercompany	7,881,306	—	—	(7,881,306)	—
	14,519,129	12,617,328	452,772	(12,398,268)	15,190,961
Lennar Financial Services	—	130,184	1,561,525	(2,201)	1,689,508
Rialto	—	—	1,153,840	—	1,153,840
Lennar Multifamily	—	—	710,725	—	710,725
Total assets	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$635,227	1,011,051	294,933	(20,617)	1,920,594
Liabilities related to consolidated inventory not owned	—	367,220	13,500	—	380,720
Senior notes and other debts payable	6,011,585	394,365	4,053	—	6,410,003
Intercompany	—	6,775,719	1,105,587	(7,881,306)	—
	6,646,812	8,548,355	1,418,073	(7,901,923)	8,711,317
Lennar Financial Services	—	48,700	1,129,114	—	1,177,814
Rialto	—	—	720,056	—	720,056
Lennar Multifamily	—	—	149,715	—	149,715
Total liabilities	6,646,812	8,597,055	3,416,958	(7,901,923)	10,758,902
Stockholders’ equity	7,872,317	4,150,457	348,089	(4,498,546)	7,872,317
Noncontrolling interests	—	—	113,815	—	113,815
Total equity	7,872,317	4,150,457	461,904	(4,498,546)	7,986,132
Total liabilities and equity	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	5,266,053	19,689	—	5,285,742
Lennar Financial Services	—	104,233	137,056	(5,021)	236,268
Rialto	—	—	49,495	—	49,495
Lennar Multifamily	—	—	101,064	—	101,064
Total revenues	—	5,370,286	307,304	(5,021)	5,672,569
Cost and expenses:
Lennar Homebuilding	—	4,649,490	18,347	3,387	4,671,224
Lennar Financial Services	—	89,902	100,803	(11,065)	179,640
Rialto	—	—	42,648	(3,213)	39,435
Lennar Multifamily	—	—	103,187	—	103,187
Acquisition and integration costs related to CalAtlantic	—	11,992	—	—	11,992
Corporate general and administrative	94,476	604	—	1,266	96,346
Total costs and expenses	94,476	4,751,988	264,985	(9,625)	5,101,824
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(15,428)	37	—	(15,391)
Lennar Homebuilding other income, net	4,614	7,740	5,160	(4,604)	12,910
Rialto equity in earnings from unconsolidated entities	—	—	5,266	—	5,266
Rialto other expense, net	—	—	(5,882)	—	(5,882)
Lennar Multifamily equity in loss from unconsolidated entities	—	—	(1,730)	—	(1,730)
Earnings (loss) before income taxes	(89,862)	610,610	45,170	—	565,918
Benefit (provision) for income taxes	13,688	(101,924)	(10,062)	—	(98,298)
Equity in earnings from subsidiaries	529,385	19,889	—	(549,274)	—
Net earnings (including net earnings attributable to noncontrolling interests)	453,211	528,575	35,108	(549,274)	467,620
Less: Net earnings attributable to noncontrolling interests	—	—	14,409	—	14,409
Net earnings attributable to Lennar	$453,211	528,575	20,699	(549,274)	453,211
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(110)	—	(110)
Reclassification adjustments for loss included in earnings, net of tax	—	—	(166)	—	(166)
Total other comprehensive loss, net of tax	$—	—	(276)	—	(276)
Total comprehensive income attributable to Lennar	$453,211	528,575	20,423	(549,274)	452,935
Total comprehensive income attributable to noncontrolling interests	$—	—	14,409	—	14,409

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	2,872,920	12,275	—	2,885,195
Lennar Financial Services	—	90,220	129,853	(5,017)	215,056
Rialto	—	—	57,810	—	57,810
Lennar Multifamily	—	—	103,457	(42)	103,415
Total revenues	—	2,963,140	303,395	(5,059)	3,261,476
Cost and expenses:
Lennar Homebuilding	—	2,483,401	12,107	(3,443)	2,492,065
Lennar Financial Services	—	79,077	89,656	(2,734)	165,999
Rialto	—	—	49,574	(71)	49,503
Lennar Multifamily	—	—	105,956	—	105,956
Corporate general and administrative	71,285	310	—	1,265	72,860
Total costs and expenses	71,285	2,562,788	257,293	(4,983)	2,886,383
Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,647)	(4)	—	(9,651)
Lennar Homebuilding other income (expense), net	(67)	1,244	1,544	76	2,797
Rialto equity in earnings from unconsolidated entities	—	—	4,858	—	4,858
Rialto other expense, net	—	—	(16,357)	—	(16,357)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	11,645	—	11,645
Earnings (loss) before income taxes	(71,352)	391,949	47,788	—	368,385
Benefit (provision) for income taxes	23,689	(128,170)	(20,314)	—	(124,795)
Equity in earnings from subsidiaries	296,828	22,477	—	(319,305)	—
Net earnings (including net loss attributable to noncontrolling interests)	249,165	286,256	27,474	(319,305)	243,590
Less: Net loss attributable to noncontrolling interests	—	—	(5,575)	—	(5,575)
Net earnings attributable to Lennar	$249,165	286,256	33,049	(319,305)	249,165
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	165	—	165
Total other comprehensive income, net of tax	$—	—	165	—	165
Total comprehensive income attributable to Lennar	$249,165	286,256	33,214	(319,305)	249,330
Total comprehensive loss attributable to noncontrolling interests	$—	—	(5,575)	—	(5,575)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	12,942,016	69,816	—	13,011,832
Lennar Financial Services	—	277,502	377,056	(15,015)	639,543
Rialto	—	—	149,033	—	149,033
Lennar Multifamily	—	—	312,013	—	312,013
Total revenues	—	13,219,518	907,918	(15,015)	14,112,421
Cost and expenses:
Lennar Homebuilding	—	11,640,728	69,940	630	11,711,298
Lennar Financial Services	—	254,130	280,166	(23,458)	510,838
Rialto	—	—	127,366	(6,582)	120,784
Lennar Multifamily	—	—	317,572	—	317,572
Acquisition and integration costs related to CalAtlantic	—	140,062	—	—	140,062
Corporate general and administrative	243,361	1,813	—	3,897	249,071
Total costs and expenses	243,361	12,036,733	795,044	(25,513)	13,049,625
Lennar Homebuilding equity in loss from unconsolidated entities	—	(41,904)	—	—	(41,904)
Lennar Homebuilding other income, net	10,527	182,870	9,763	(10,498)	192,662
Rialto equity in earnings from unconsolidated entities	—	—	18,496	—	18,496
Rialto other expense, net	—	—	(21,187)	—	(21,187)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	15,293	—	15,293
Earnings (loss) before income taxes	(232,834)	1,323,751	135,239	—	1,226,156
Benefit (provision) for income taxes	59,210	(327,148)	(38,932)	—	(306,870)
Equity in earnings from subsidiaries	1,073,307	58,807	—	(1,132,114)	—
Net earnings (including net earnings attributable to noncontrolling interests)	899,683	1,055,410	96,307	(1,132,114)	919,286
Less: Net earnings attributable to noncontrolling interests	—	—	19,603	—	19,603
Net earnings attributable to Lennar	$899,683	1,055,410	76,704	(1,132,114)	899,683
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,357)	—	(1,357)
Reclassification adjustments for loss included in earnings, net of tax	—	—	(292)	—	(292)
Total other comprehensive loss, net of tax	$—	—	(1,649)	—	(1,649)
Total comprehensive income attributable to Lennar	$899,683	1,055,410	75,055	(1,132,114)	898,034
Total comprehensive income attributable to noncontrolling interests	$—	—	19,603	—	19,603

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	7,761,414	28,216	—	7,789,630
Lennar Financial Services	—	227,325	359,152	(15,015)	571,462
Rialto	—	—	207,804	—	207,804
Lennar Multifamily	—	—	292,009	(109)	291,900
Total revenues	—	7,988,739	887,181	(15,124)	8,860,796
Cost and expenses:
Lennar Homebuilding	—	6,802,418	30,693	(4,002)	6,829,109
Lennar Financial Services	—	205,875	266,317	(14,178)	458,014
Rialto	—	—	175,705	(213)	175,492
Lennar Multifamily	—	—	301,303	—	301,303
Corporate general and administrative	195,681	856	—	3,796	200,333
Total costs and expenses	195,681	7,009,149	774,018	(14,597)	7,964,251
Lennar Homebuilding equity in loss from unconsolidated entities	—	(42,675)	(16)	—	(42,691)
Lennar Homebuilding other income (expense), net	(498)	7,897	4,438	527	12,364
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Rialto equity in earnings from unconsolidated entities	—	—	11,310	—	11,310
Rialto other expense, net	—	—	(54,119)	—	(54,119)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	44,219	—	44,219
Earnings (loss) before income taxes	(196,179)	804,812	118,995	—	727,628
Benefit (provision) for income taxes	65,955	(263,886)	(55,725)	—	(253,656)
Equity in earnings from subsidiaries	631,114	50,785	—	(681,899)	—
Net earnings (including net loss attributable to noncontrolling interests)	500,890	591,711	63,270	(681,899)	473,972
Less: Net loss attributable to noncontrolling interests	—	—	(26,918)	—	(26,918)
Net earnings attributable to Lennar	$500,890	591,711	90,188	(681,899)	500,890
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,556	—	1,556
Reclassification adjustments for loss included in earnings, net of tax	—	—	4	—	4
Total other comprehensive earnings, net of tax	$—	—	1,560	—	1,560
Total comprehensive income attributable to Lennar	$500,890	591,711	91,748	(681,899)	502,450
Total comprehensive income attributable to noncontrolling interests	$—	—	(26,918)	—	(26,918)

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$899,683	1,055,410	96,307	(1,132,114)	919,286
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,073,307	58,807	—	(1,132,114)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by operating activities	(1,142,961)	(83,976)	(75,792)	1,132,114	(170,615)
Net cash provided by operating activities	830,029	1,030,241	20,515	(1,132,114)	748,671
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(67,664)	(6,915)	—	(74,579)
Proceeds from sales of real estate owned	—	—	28,697	—	28,697
Proceeds from sale of investment in unconsolidated entity	—	199,654	—	—	199,654
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash acquired	(1,162,342)	22,654	36,350	—	(1,103,338)
Other	(27,136)	(20,555)	(4,717)	—	(52,408)
Distributions of capital from guarantor and non-guarantor subsidiaries	65,000	20,000	—	(85,000)	—
Intercompany	(1,035,226)	—	—	1,035,226	—
Net cash provided by (used in) investing activities	(2,159,704)	154,089	22,347	950,226	(1,033,042)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	650,000	(454,700)	—	—	195,300
Net repayments under warehouse facilities	—	(81)	(100,882)	—	(100,963)
Debt issuance costs	(9,189)	—	(3,270)	—	(12,459)
Redemption of senior notes	(735,626)	(89,374)	—	—	(825,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments on other borrowings, other liabilities, Rialto Senior Notes and other notes payable	—	(78,528)	(290,385)	—	(368,913)
Net payments related to noncontrolling interests	—		(64,619)	—	(64,619)
Excess tax benefits from share-based awards	—	—	—	—	—
Common stock:
Issuances	3,189	—	—	—	3,189
Repurchases	(49,490)	—	—	—	(49,490)
Dividends	(35,985)	(1,120,410)	(96,704)	1,217,114	(35,985)
Intercompany	—	651,665	383,561	(1,035,226)	—
Net cash used in financing activities	(177,101)	(1,150,573)	(172,299)	181,888	(1,318,085)
Net increase (decrease) in cash and cash equivalents	(1,506,776)	33,757	(129,437)	—	(1,602,456)
Cash and cash equivalents at beginning of period	1,937,674	359,087	354,111	—	2,650,872
Cash and cash equivalents at end of period	$430,898	392,844	224,674	—	1,048,416

(19) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$500,890	591,711	63,270	(681,899)	473,972
Distributions of earnings from guarantor and non-guarantor subsidiaries	631,114	50,785	—	(681,899)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(495,120)	(596,338)	263,300	681,899	(146,259)
Net cash provided by operating activities	636,884	46,158	326,570	(681,899)	327,713
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(232,378)	(25,622)	—	(258,000)
Proceeds from sales of real estate owned	—	—	72,952	—	72,952
Originations of loans receivable	—	—	(57,375)	—	(57,375)
Receipts of principal payments on loans held-for-sale	—	—	5,937	—	5,937
Purchases of commercial mortgage-backed securities bonds	—	—	(70,187)	—	(70,187)
Acquisition, net of cash acquired	(611,103)	—	(296)	—	(611,399)
Other	(6,174)	(36,168)	2,863	—	(39,479)
Distributions of capital from guarantor and non-guarantor subsidiaries	80,000	80,000	—	(160,000)	—
Intercompany	(1,200,426)	—	—	1,200,426	—
Net cash used in investing activities	(1,737,703)	(188,546)	(71,728)	1,040,426	(957,551)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(78)	(397,682)	—	(397,760)
Proceeds from senior notes and debt issuance costs	1,240,089	—	(6,786)	—	1,233,303
Redemption of senior notes	(400,000)	(258,595)	—	—	(658,595)
Net proceeds on Rialto notes payable	—	—	44,550	—	44,550
Net proceeds (payments) on other borrowings	—	(50,691)	71,323	—	20,632
Net payments related to noncontrolling interests	—		(51,483)	—	(51,483)
Excess tax benefits from share-based awards	1,980	—	—	—	1,980
Common stock:
Issuances	693	—	—	—	693
Repurchases	(27,104)	—	—	—	(27,104)
Dividends	(28,181)	(671,711)	(170,188)	841,899	(28,181)
Intercompany	—	951,237	249,189	(1,200,426)	—
Net cash provided by (used in) financing activities	787,477	(29,838)	(261,077)	(358,527)	138,035
Net decrease in cash and cash equivalents	(313,342)	(172,226)	(6,235)	—	(491,803)
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$383,770	204,844	249,112	—	837,726

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: increases in operating costs, including costs related to labor, real estate taxes, construction materials and insurance; unfavorable outcomes in legal proceedings; our inability to realize all of the anticipated synergy benefits from the CalAtlantic Group, Inc. ("CalAtlantic") transaction or to realize them in the anticipated timeline; the pause in the progression of the housing recovery developing into a downturn in the market for residential real estate; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Lennar Multifamily rental properties, and our inability to successfully sell our apartments; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; negative effects of increasing mortgage interest rates; our inability to reduce the ratio of our homebuilding debt to our total capital net of cash; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; the inability of Rialto to sell mortgages it originates into securitizations on favorable terms; our inability to reposition Rialto in connection with possible strategic alternatives relating to Rialto; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
Over the past quarter, market data has sent mixed signals about the current state of the housing market. Sales, permits, starts and existing home sales have all shown decelerating growth and there has been a natural mortgage application slow down, which is normal as interest rates have trended higher and the refinance business has dissipated. We believe that the increase in new and existing home sale prices over the past few years, together with the general migration of interest rates upward, have caused a pause in the progression of the housing recovery. Additionally, labor shortages, material price increases and limited approved land availability have both limited production and therefore limited supply and muted sentiment around the housing market strength and margin sustainability. Despite this natural pause, we believe that the market will adjust, and demand driven by fundamental economic strength will resume. We believe that strong employment, wage growth, consumer confidence and economic growth will drive the consumer to catch up.
Even as price and interest rate increases have moderated demand in the market, we believe the housing market remains strong and is primarily driven by the deficit in production that has persisted over the last decade. The production deficit defines an overall housing shortage that cannot correct quickly with labor shortages and limited approved land. Supply of homes, both for sale and for rent, is short and demand remains strong, though perhaps slower and more normalized in the short term, as the market adjusts to higher prices and interest rates.
Even as market conditions fluctuate, we are enthusiastic about the evolving position of our business platform with size and market share in what we believe are the best national markets and as the leader in the homebuilding industry. We not only believe that we are well positioned to execute on our current operational strategies, but we believe we have become even more adaptable and capable of quickly adjusting to changing landscapes around us. We also believe that we are poised to continue to grow our business, to leverage scale in each of our markets, to drive efficiencies and to implement new technologies. Current market conditions enable us to grow, while management and company focus enable us to drive continued improvement and refinement of our business to enhance bottom line and free cash flow.
Against this strong backdrop we have continued to successfully integrate our strategic combination with CalAtlantic. We will continue to transition CalAtlantic communities to Lennar branding and our Everything’s Included® marketing model. We are already starting to see the power of consolidation with CalAtlantic at the corporate level and the benefits of leverage from additional volume and scale in local markets. We continue to expect synergy savings to be $160 million for 2018 and $380 million for 2019.
Using a combination of strong earnings and improving cash flow, we continued to improve our balance sheet as noted by the decrease in our homebuilding debt to total capital to 40.1%. This gives us great flexibility in the strategy that we deploy going forward. Through this year and next year, we expect to continue to grow our top line consistent with our land driven homesite growth strategy of 7% to 10% improvement per year. As we look ahead to 2020, given the extremely tight and expensive land market, we expect to begin to taper back that homesite growth target, driving our land acquisition program to the 5% to 7% range. We will continue to focus on our land soft pivot strategy and decrease the percentage of homesites we purchase outright versus control under option, generating higher rates of return and greater cash flow.
Additionally, we remain committed to our strategy of reverting to our pure-play core homebuilding platform. As discussed in previous quarters, we have engaged investment bankers and began a process that seeks to maximize the value in our Rialto investment and asset management platform. As part of our process, we received offers to monetize this business and we are currently evaluating those offers. We will act opportunistically and in the best interest of our shareholders.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our third fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $453.2 million, or $1.37 per diluted share ($1.37 per basic share), in the third quarter of 2018, compared to net earnings attributable to Lennar of $249.2 million, or $1.04 per diluted share ($1.04 per basic share), in the third quarter of 2017. Earnings in the third quarter of 2018 were reduced by $84.1 million ($0.21 per diluted share) of pretax backlog/construction in progress write-up related to purchase accounting and $12.0 million ($0.03 per diluted share) of pretax acquisition and integration costs related to the acquisition of CalAtlantic. This was partially offset by $34.1 million ($0.10 per diluted share) of tax benefits related to tax accounting method changes and energy credits. Our net earnings attributable to Lennar were $899.7 million, or $2.94 per diluted share ($2.95 per basic share), in the nine months ended August 31, 2018, compared to net earnings attributable to Lennar of $500.9 million, or $2.09 per diluted share ($2.09 per basic share), in the nine months ended August 31, 2017. Earnings in the nine months ended August 31, 2018 were reduced by $376.0 million ($1.00 per diluted share) of pretax backlog/construction in progress write-up related to purchase accounting, $140.1 million ($0.37 per diluted share) of pretax acquisition and integration costs related to the acquisition of CalAtlantic, and a $68.6 million ($0.23 per diluted share) write down of deferred tax assets due to the reduction in the maximum federal corporate income tax rate. This was partially offset by $34.1 million ($0.11 per diluted share) of tax benefits related to tax accounting method changes and energy credits recorded during the third quarter of 2018. Earnings in the nine months ended August 31, 2017 were reduced by $140 million ($0.39 per diluted share) of pretax Lennar Homebuilding loss due to litigation.

Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Lennar Homebuilding revenues:
Sales of homes	$5,223,787	2,847,731	12,858,937	7,701,871
Sales of land	61,955	37,464	152,895	87,759
Total Lennar Homebuilding revenues	5,285,742	2,885,195	13,011,832	7,789,630
Lennar Homebuilding costs and expenses:
Costs of homes sold	4,165,884	2,197,320	10,444,364	6,015,420
Costs of land sold	58,625	32,278	130,655	78,853
Selling, general and administrative	446,715	262,467	1,136,279	734,836
Total Lennar Homebuilding costs and expenses	4,671,224	2,492,065	11,711,298	6,829,109
Lennar Homebuilding operating margins	614,518	393,130	1,300,534	960,521
Lennar Homebuilding equity in loss from unconsolidated entities	(15,391)	(9,651)	(41,904)	(42,691)
Lennar Homebuilding other income, net	12,910	2,797	192,662	12,364
Lennar Homebuilding loss due to litigation	—	—	—	(140,000)
Lennar Homebuilding operating earnings	612,037	386,276	1,451,292	790,194
Lennar Financial Services revenues	236,268	215,056	639,543	571,462
Lennar Financial Services costs and expenses	179,640	165,999	510,838	458,014
Lennar Financial Services operating earnings	56,628	49,057	128,705	113,448
Rialto revenues	49,495	57,810	149,033	207,804
Rialto costs and expenses	39,435	49,503	120,784	175,492
Rialto equity in earnings from unconsolidated entities	5,266	4,858	18,496	11,310
Rialto other expense, net	(5,882)	(16,357)	(21,187)	(54,119)
Rialto operating earnings (loss)	9,444	(3,192)	25,558	(10,497)
Lennar Multifamily revenues	101,064	103,415	312,013	291,900
Lennar Multifamily costs and expenses	103,187	105,956	317,572	301,303
Lennar Multifamily equity in earnings (loss) from unconsolidated entities	(1,730)	11,645	15,293	44,219
Lennar Multifamily operating earnings (loss)	(3,853)	9,104	9,734	34,816
Total operating earnings	674,256	441,245	1,615,289	927,961
Acquisition and integration costs related to CalAtlantic	(11,992)	—	(140,062)	—
Corporate general and administrative expenses	(96,346)	(72,860)	(249,071)	(200,333)
Earnings before income taxes	$565,918	368,385	1,226,156	727,628
Effects of CalAtlantic Acquisition
In the first quarter of 2018, we stated that we expected to receive $100 million of synergy benefits from the acquisition of CalAtlantic during 2018 and $365 million in 2019. During the second and third quarters of 2018, we had taken steps that made us believe that we are on track to meet or exceed our $100 million synergy savings expectations for 2018 by $60 million and our $365 million synergies target for 2019 by $15 million. These steps included elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.
Our operating results for the three and nine months ended August 31, 2018 were adversely affected by $12.0 million and $140.1 million, respectively of acquisition and integration costs and $84.2 million and $376.0 million, respectively of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the three and nine months ended August 31, 2018. We will continue to incur integration costs during our fourth quarter. Additionally, our earnings in the fourth quarter will continue to be affected by purchase accounting adjustments impacting gross margins recognized on CalAtlantic homes in backlog/construction in progress at the date of acquisition.

The following table discloses homebuilding data for the combined Lennar and CalAtlantic companies as of and for the three months ended August 31, 2018. The table also has pro forma combined homebuilding data for Lennar and CalAtlantic for the three months ended August 31, 2017:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2018	2017
		Lennar	CalAtlantic	Pro forma Combined
Deliveries	12,613	7,598	3,729	11,327
New Orders	12,319	7,610	3,518	11,128
Backlog	19,220	10,212	7,461	17,673
Three Months Ended August 31, 2018 versus Three Months Ended August 31, 2017
On February 12, 2018, we completed our acquisition of CalAtlantic. Prior year information includes only stand alone data for Lennar Corporation.
Revenues from home sales increased 83% in the third quarter of 2018 to $5.2 billion from $2.8 billion in the third quarter of 2017. Revenues were higher primarily due to a 66% increase in the number of home deliveries, excluding unconsolidated entities, and a 10% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 12,600 homes in the third quarter of 2018 from 7,588 homes in the third quarter of 2017, primarily as a result of the significant increase in volume in all of our Homebuilding segments and Homebuilder Other resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $415,000 in the third quarter of 2018, compared to $375,000 in the third quarter of 2017. The increase in average sales price was primarily resulting from the CalAtlantic acquisition. Sales incentives offered to homebuyers were $22,900 per home delivered in the third quarter of 2018, or 5.2% as a percentage of home sales revenue, compared to $21,800 per home delivered in the third quarter of 2017, or 5.5% as a percentage of home sales revenue, and $23,000 per home delivered in the second quarter of 2018, or 5.3% as a percentage of home sales revenue.
Gross margins on home sales were $1.1 billion, or 20.3%, in the third quarter of 2018. Excluding the backlog/construction in progress write-up of $84.2 million related to purchase accounting adjustments on CalAtlantic homes that were delivered in the third quarter of 2018, gross margins on home sales were $1.1 billion or 21.9%. This compared to $650.4 million, or 22.8%, in the third quarter of 2017, which included insurance recoveries of $10.3 million that positively impacted gross margin percentage by 30 basis points. Gross margin percentage on home sales decreased compared to the third quarter of 2017 primarily due to higher construction and land costs, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $446.7 million in the third quarter of 2018, compared to $262.5 million in the third quarter of 2017. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.6% in the third quarter of 2018, from 9.2% in the third quarter of 2017 due to improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives. WCI Communities, Inc. ("WCI") transaction-related expenses had a negative 20 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales in the third quarter of 2017.
Gross profits on land sales were $3.3 million in the third quarter of 2018, compared to $5.2 million in the third quarter of 2017. Lennar Homebuilding equity in loss from unconsolidated entities was $15.4 million in the third quarter of 2018, compared to $9.7 million in the third quarter of 2017. In the third quarter of 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a Lennar Homebuilding unconsolidated entity, partially offset by our share of net operating earnings from our other unconsolidated entities. In the third quarter of 2017, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities, which was primarily driven by general and administrative expenses, as there were no significant land sale transactions for which we recognized our share of earnings. Lennar Homebuilding other income, net, was $12.9 million in the third quarter of 2018, compared to $2.8 million in the third quarter of 2017.
Lennar Homebuilding interest expense was $86.9 million in the third quarter of 2018 ($83.0 million was included in costs of homes sold, $0.8 million in costs of land sold and $3.1 million in other income, net), compared to $71.8 million in the third quarter of 2017 ($68.6 million was included in costs of homes sold, $0.9 million in costs of land sold and $2.3 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.

Operating earnings for our Lennar Financial Services segment were $56.6 million in the third quarter of 2018, compared to $49.1 million in the third quarter of 2017. Operating earnings were impacted by an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's financial services operations, partially offset by a decrease in refinance transactions and lower mortgage profit per loan originated.
Operating earnings for the Rialto segment were $10.7 million in the third quarter of 2018 (which included $9.4 million of operating earnings and an add back of $1.2 million of net loss attributable to noncontrolling interests). Operating earnings in the third quarter of 2017 were $3.2 million (which included a $3.2 million operating loss and an add back of $6.4 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily due to a decrease in real estate owned impairments due to the liquidation of the FDIC and bank portfolios earlier in the year as well as decreases in general and administrative expenses and interest expense. The increase in operating earnings was partially offset by decreases in incentive and interest income, as well as a decrease in Rialto Mortgage Finance ("RMF") securitization earnings due to a lower average net margin.
Operating loss for the Lennar Multifamily segment was $3.9 million in the third quarter of 2018, primarily driven by selling, general and administrative expenses of the segment and equity in loss related to Lennar Multifamily Venture Fund I (the "Venture Fund") and other Multifamily joint ventures as a result of incurring expenses that exceeded revenues while rental operations were reaching stabilization. This was partially offset by $1.7 million of our share of gains from the sale of one operating property by a Lennar Multifamily unconsolidated entity, as well as $5.1 million of promote revenue related to two properties in the Venture Fund. In the third quarter of 2017, the Lennar Multifamily segment had operating earnings of $9.1 million primarily due to the segment's $15.4 million share of gains as a result of the sale of two operating properties by one of Lennar Multifamily's unconsolidated entities, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $96.3 million, or 1.7% as a percentage of total revenues, in the third quarter of 2018, compared to $72.9 million, or 2.2% as a percentage of total revenues, in the third quarter of 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in revenues.
Net earnings (loss) attributable to noncontrolling interests were $14.4 million and ($5.6) million in the third quarter of 2018 and 2017, respectively. Net earnings attributable to noncontrolling interests in the third quarter of 2018 were primarily attributable to net earnings related to the Lennar Homebuilding consolidated joint ventures. Net loss attributable to noncontrolling interests in the third quarter of 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
In the third quarter of 2018 and 2017, we had a tax provision of $98.3 million and $124.8 million, respectively. Our overall effective income tax rates were 17.8% and 33.4% in the third quarter of 2018 and 2017, respectively. The effective tax rate for the third quarter of 2018 included tax benefits for the tax accounting method changes implemented during the third quarter, energy credits, and domestic production activities deduction.
Nine Months Ended August 31, 2018 versus Nine Months Ended August 31, 2017
On February 12, 2018, we completed our acquisition of CalAtlantic. Prior year information includes only stand alone data for Lennar Corporation.
Revenues from home sales increased 67% in the nine months ended August 31, 2018 to $12.9 billion from $7.7 billion in the nine months ended August 31, 2017. Revenues were higher primarily due to a 52% increase in the number of home deliveries, excluding unconsolidated entities, and a 10% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 31,412 homes in the nine months ended August 31, 2018 from 20,708 homes in the nine months ended August 31, 2017, primarily as a result of the significant increase in volume in all of our Homebuilding segments and Homebuilding Other resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $409,000 in the nine months ended August 31, 2018, compared to $372,000 in the nine months ended August 31, 2017. The increase in average sales price was primarily resulting from the CalAtlantic acquisition. Sales incentives offered to homebuyers were $22,800 per home delivered in the nine months ended August 31, 2018, or 5.3% as a percentage of home sales revenue, compared to $22,400 per home delivered in the nine months ended August 31, 2017, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $2.4 billion, or 18.8%, in the nine months ended August 31, 2018. Excluding the backlog/construction in progress write-up of $376.0 million related to purchase accounting adjustments on CalAtlantic homes that were delivered in the nine months ended August 31, 2018, gross margins on home sales were $2.8 billion or 21.7%. This compared to gross margin on home sales of $1.7 billion, or 21.9%, in the nine months ended August 31, 2017. Gross margin percentage on home sales decreased compared to the nine months ended August 31, 2017 primarily due to higher construction and land costs, partially offset by an increase in the average sales price of homes delivered.

Selling, general and administrative expenses were $1.1 billion in the nine months ended August 31, 2018, compared to $734.8 million in the nine months ended August 31, 2017. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.8% in the nine months ended August 31, 2018, from 9.5% in the nine months ended August 31, 2017, due to improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives. WCI transaction-related expenses had a negative 30 basis point impact to selling, general and administrative expenses as a percentage of revenues from home sales in the nine months ended August 31, 2017.
Gross profits on land sales were $22.2 million in the nine months ended August 31, 2018, which included profits of $15.0 million on two strategic land sales. This compared to gross profit on land sales of $8.9 million in the nine months ended August 31, 2017. Lennar Homebuilding equity in loss from unconsolidated entities was $41.9 million in the nine months ended August 31, 2018, compared to $42.7 million in the nine months ended August 31, 2017. In the nine months ended August 31, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a Lennar Homebuilding unconsolidated entity and our share of net operating losses from our unconsolidated entities. In the nine months ended August 31, 2017, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of net operating losses from our unconsolidated entities, which was primarily driven by general and administrative expenses as there were no significant land sale transactions for which we recognized our share of earnings. Lennar Homebuilding other income, net, was $192.7 million in the nine months ended August 31, 2018, compared to $12.4 million in the nine months ended August 31, 2017. In the nine months ended August 31, 2018, other income, net, was primarily related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings.
Lennar Homebuilding loss due to litigation of $140 million in the nine months ended August 31, 2017 was related to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and have accrued for the amount we expected to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $214.0 million in the nine months ended August 31, 2018 ($203.2 million was included in costs of homes sold, $2.2 million in costs of land sold and $8.6 million in other income, net), compared to $196.1 million in the nine months ended August 31, 2017 ($187.2 million was included in costs of homes sold, $4.1 million in costs of land sold and $4.8 million in other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $128.7 million in the nine months ended August 31, 2018, compared to $113.4 million in the nine months ended August 31, 2017. Operating earnings were impacted by an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's financial services operations, partially offset by a decrease in refinance transactions and lower mortgage profit per loan originated.
Operating earnings for our Rialto segment were $28.1 million in the nine months ended August 31, 2018 (which included $25.6 million of operating earnings and an add back of $2.6 million of net loss attributable to noncontrolling interests). Operating earnings for the nine months ended August 31, 2017 were $21.4 million (which included a $10.5 million operating loss and an add back of $31.9 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily due to a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios and a decrease in general and administrative expenses and interest expense. This increase in operating earnings was partially offset by a decrease in RMF securitization revenues and earnings as a result of a lower average net margin and decreases in incentive, management fee and interest income.
Operating earnings for our Lennar Multifamily segment were $9.7 million in the nine months ended August 31, 2018, primarily due to the segment's $23.3 million share of gains as a result of the sale of four operating properties by Lennar Multifamily's unconsolidated entities and $10.3 million of promote revenue related to four properties in the Venture Fund, partially offset by general and administrative expenses. In the nine months ended August 31, 2017, our Lennar Multifamily segment had operating earnings of $34.8 million primarily due to the segment's $52.9 million share of gains as a result of the sale of five operating properties by Lennar Multifamily's unconsolidated entities and management fee income, partially offset by general and administrative expenses.
Corporate general and administrative expenses were $249.1 million, or 1.8% as a percentage of total revenues, in the nine months ended August 31, 2018, compared to $200.3 million, or 2.3% as a percentage of total revenues, in the nine months ended August 31, 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues is due to improved operating leverage as a result of an increase in revenues.
Net earnings (loss) attributable to noncontrolling interests were $19.6 million and ($26.9) million in the nine months ended August 31, 2018 and 2017, respectively. Net earnings attributable to noncontrolling interests during the nine months ended August 31, 2018 were primarily attributable to net earnings related to our Lennar Homebuilding consolidated joint ventures. Net loss attributable to noncontrolling interests in the nine months ended August 31, 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by net earnings related to our Lennar Homebuilding consolidated joint ventures.
For the nine months ended August 31, 2018 and 2017, we had a tax provision of $306.9 million and $253.7 million, respectively. Our overall effective income tax rates were 25.4% and 33.6% in the nine months ended August 31, 2018 and 2017, respectively. The effective tax rate for the nine months ended August 31, 2018 included a non-cash one-time write down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act, offset primarily by tax benefits for tax accounting method changes implemented during the third quarter, energy tax credits, and the domestic production activities deduction. Excluding the one-time non-cash deferred tax asset write down of $68.6 million recorded in the first quarter of 2018 due to the tax reform bill and the $34.1 million benefit recorded in the third quarter of 2018, the tax rate for the nine months ended August 31, 2018 would have been 22.6%. The effective tax rate for the nine months ended August 31, 2017 included tax benefits for settlements with the IRS, the domestic production activities deduction, and energy tax credits, offset primarily by state income tax expense, and valuation allowance recorded against state net operating losses we expected to expire unutilized.

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
At August 31, 2018, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas
West: California and Nevada
Other: Illinois, Indiana, Minnesota, Oregon, Tennessee, Utah and Washington

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Homebuilding revenues:
East:
Sales of homes	$2,005,249	1,236,619	4,929,570	3,198,756
Sales of land	23,740	19,178	70,612	19,657
Total East	2,028,989	1,255,797	5,000,182	3,218,413
Central:
Sales of homes	1,218,288	589,572	3,003,434	1,750,495
Sales of land	12,882	13,329	37,569	50,929
Total Central	1,231,170	602,901	3,041,003	1,801,424
West:
Sales of homes	1,480,525	820,028	3,731,529	2,134,972
Sales of land	25,333	3,472	43,959	11,520
Total West	1,505,858	823,500	3,775,488	2,146,492
Other:
Sales of homes	519,725	201,512	1,194,404	617,648
Sales of land	—	1,485	755	5,653
Total Other	519,725	202,997	1,195,159	623,301
Total homebuilding revenues	$5,285,742	2,885,195	13,011,832	7,789,630

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Operating earnings:
East:
Sales of homes	$227,078	178,380	482,287	411,607
Sales of land	1,006	2,095	16,894	1,580
Equity in earnings (loss) from unconsolidated entities	1,384	(354)	1,816	1,661
Other income (expense), net	(811)	(213)	3,022	3,058
Loss due to litigation	—	—	—	(140,000)
Total East	228,657	179,908	504,019	277,906
Central:
Sales of homes	129,345	64,858	254,910	192,908
Sales of land	2,662	2,417	7,581	5,171
Equity in earnings (loss) from unconsolidated entities	7	(4)	334	42
Other income (expense), net	3,964	(1,087)	1,638	(3,135)
Total Central	135,978	66,184	264,463	194,986
West:
Sales of homes	200,206	119,269	452,139	272,751
Sales of land	(359)	397	(2,201)	1,679
Equity in loss from unconsolidated entities	(16,716)	(9,297)	(43,985)	(44,369)
Other income, net (1)	3,716	2,380	175,508	7,272
Total West	186,847	112,749	581,461	237,333
Other:
Sales of homes	54,559	25,437	88,958	74,349
Sales of land	21	277	(34)	476
Equity in earnings (loss) from unconsolidated entities	(66)	4	(69)	(25)
Other income, net	6,041	1,717	12,494	5,169
Total Other	60,555	27,435	101,349	79,969
Total homebuilding operating earnings	$612,037	386,276	1,451,292	790,194

(1)
Homebuilding West other income, net included $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, during the nine months ended August 31, 2018.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	5,681	3,778	$2,005,249	1,236,619	$353,000	327,000
Central	3,250	1,730	1,218,288	589,572	375,000	341,000
West	2,414	1,656	1,492,086	827,713	618,000	500,000
Other	1,268	434	519,725	201,511	410,000	464,000
Total	12,613	7,598	$5,235,348	2,855,415	$415,000	376,000
Of the total homes delivered listed above, 13 homes with a dollar value of $11.6 million and an average sales price of $889,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2018, compared to 10 home deliveries with a dollar value of $7.7 million and an average sales price of $768,000 for the three months ended August 31, 2017.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	14,162	9,869	$4,929,570	3,198,756	$348,000	324,000
Central	8,010	5,177	3,003,434	1,750,495	375,000	338,000
West	6,427	4,380	3,776,656	2,169,461	588,000	495,000
Other	2,874	1,335	1,194,404	617,648	416,000	463,000
Total	31,473	20,761	$12,904,064	7,736,360	$410,000	373,000
Of the total homes delivered listed above, 61 homes with a dollar value of $45.1 million and an average sales price of $740,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2018, compared to 53 home deliveries with a dollar value of $34.5 million and an average sales price of $651,000 for the nine months ended August 31, 2017.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	$134,597	90,736	$23,700	24,000	6.3%	6.8%
Central	92,458	45,512	28,400	26,300	7.1%	7.2%
West	37,198	22,237	15,500	13,500	2.5%	2.6%
Other	24,796	6,886	19,600	15,900	4.6%	3.3%
Total	$289,049	165,371	$22,900	21,800	5.2%	5.5%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	$350,424	228,195	$24,700	23,100	6.6%	6.7%
Central	219,679	139,169	27,400	26,900	6.8%	7.4%
West	89,636	74,204	14,100	17,100	2.3%	3.4%
Other	57,300	21,856	19,900	16,400	4.6%	3.4%
Total	$717,039	463,424	$22,800	22,400	5.3%	5.7%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	6,145	3,841	$2,135,774	1,250,446	$348,000	326,000
Central	2,779	1,657	1,002,033	558,782	361,000	337,000
West	2,334	1,689	1,489,874	909,209	638,000	538,000
Other	1,061	423	443,208	204,784	418,000	484,000
Total	12,319	7,610	$5,070,889	2,923,221	$412,000	384,000
Of the total new orders listed above, 13 homes with a dollar value of $9.8 million and an average sales price of $751,000 represent new orders from unconsolidated entities for the three months ended August 31, 2018, compared to 16 new orders with a dollar value of $12.8 million and an average sales price of $798,000 for the three months ended August 31, 2017.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2018	2017	2018	2017	2018	2017
East	16,721	11,056	$5,802,948	3,573,399	$347,000	323,000
Central	8,403	5,354	3,062,270	1,806,948	364,000	337,000
West	6,949	5,274	4,281,652	2,723,279	616,000	516,000
Other	3,142	1,307	1,325,998	625,769	422,000	479,000
Total	35,215	22,991	$14,472,868	8,729,395	$411,000	380,000
Of the total new orders listed above, 54 homes with a dollar value of $38.9 million and an average sales price of $721,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2018, compared to 37 new orders with a dollar value of $28.2 million and an average sales price of $762,000 for the nine months ended August 31, 2017.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2018 and 2017.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2018 (1)	2017	2018	2017	2018	2017
East (2)	9,468	4,789	$3,492,052	1,625,820	$369,000	339,000
Central	4,327	2,498	1,682,602	877,607	389,000	351,000
West	3,667	2,424	2,444,333	1,302,318	667,000	537,000
Other	1,758	501	734,345	264,161	418,000	527,000
Total	19,220	10,212	$8,353,332	4,069,906	$435,000	399,000
Of the total homes in backlog listed above, 16 homes with a backlog dollar value of $8.9 million and an average sales price of $559,000 represent the backlog from unconsolidated entities at August 31, 2018, compared to 14 homes with a backlog dollar value of $9.7 million and an average sales price of $692,000 at August 31, 2017.

(1)
During the nine months ended August 31, 2018, we acquired 6,530 homes in backlog from the CalAtlantic acquisition. Of the homes in backlog acquired, 2,596 homes were in the East, 1,743 homes were in the Central, 1,116 homes were in the West and 1,075 homes were in Other.

(2)	During the nine months ended August 31, 2017, we acquired 359 homes in backlog from the WCI acquisition.
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

We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
East	13%	15%	13%	14%
Central	20%	20%	16%	18%
West	15%	14%	12%	13%
Other	13%	8%	10%	10%
Total	15%	16%	13%	15%
Active Communities:

	August 31,
	2018 (2)	2017
East (1)	591	360
Central	347	211
West	216	137
Other	158	50
Total	1,312	758
Of the total active communities listed above, five communities represent active communities being developed by unconsolidated entities as of both August 31, 2018 and 2017.

(1)	We acquired 51 active communities related to the WCI acquisition on February 10, 2017.

(2)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 231 were in the East, 149 were in the Central, 69 were in the West and 93 were in Other.

The following table details our gross margins on home sales for the three and nine months ended August 31, 2018 and 2017 for each of our reportable homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(Dollars in thousands)	2018 (1)		2017		2018 (1)		2017
East:
Sales of homes	$2,005,249		1,236,619		$4,929,570		3,198,756
Costs of homes sold	1,594,991		933,809		3,974,445		2,452,802
Gross margins on home sales	410,258	20.5%	302,810	24.5%	955,125	19.4%	745,954	23.3%
Central:
Sales of homes	1,218,288		589,572		3,003,434		1,750,495
Costs of homes sold	982,252		466,891		2,475,004		1,387,705
Gross margins on home sales	236,036	19.4%	122,681	20.8%	528,430	17.6%	362,790	20.7%
West:
Sales of homes	1,480,525		820,028		3,731,529		2,134,972
Costs of homes sold	1,172,555		642,279		3,005,011		1,697,285
Gross margins on home sales	307,970	20.8%	177,749	21.7%	726,518	19.5%	437,687	20.5%
Other:
Sales of homes	519,725		201,512		1,194,404		617,648
Costs of homes sold	416,086		154,341		989,905		477,628
Gross margins on home sales	103,639	19.9%	47,171	23.4%	204,499	17.1%	140,020	22.7%
Total gross margins on home sales	$1,057,903	20.3%	650,411	22.8%	$2,414,572	18.8%	1,686,451	21.9%

(1)
During the three and nine months ended August 31, 2018, gross margin on home sales included $84.2 million and $376.0 million, respectively, of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the respective periods.

Three Months Ended August 31, 2018 versus Three Months Ended August 31, 2017
Homebuilding East: Revenues from home sales increased in the third quarter of 2018 compared to the third quarter of 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas partially offset by a decrease in the average sales price of homes delivered in Georgia and New Jersey. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in Georgia and New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales in the third quarter of 2018 decreased compared to the same period last year primarily due to increases in construction and land costs and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2018 compared to the third quarter of 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales in the third quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries.
Homebuilding West: Revenues from home sales increased in the third quarter of 2018 compared to the third quarter of 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales in the third quarter of 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries, and increases in land costs.
Homebuilding Other: Revenues from home sales increased in the third quarter of 2018 compared to the third quarter of 2017, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other partially offset by a decrease in the average sales price primarily in Minnesota. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in Minnesota was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales in the third quarter of 2018 decreased compared to the same period last year primarily due to increases in construction costs and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries.
Nine Months Ended August 31, 2018 versus Nine Months Ended August 31, 2017
Homebuilding East: Revenues from home sales increased for the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas partially offset by a decrease in the average sales price of homes delivered in Georgia and New Jersey. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida, Maryland and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in Georgia and New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales for the nine months ended August 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries and increases in construction and land costs.
Homebuilding Central: Revenues from home sales increased for the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017, primarily due to an increase in the number of home deliveries and the average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales for the nine months ended August 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries.
Homebuilding West: Revenues from home sales increased for the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017, primarily due to an increase in the number of home deliveries and average sales price in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales for the nine months ended August 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries, and increases in land costs. The decrease in gross margin percentage on home sales was partially offset by the increase in the average sales price of homes delivered.
Homebuilding Other: Revenues from home sales increased for the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other, except Oregon, partially offset by a decrease in average sales price, primarily in Minnesota. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Oregon was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Minnesota was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home sales for the nine months ended August 31, 2018 decreased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries, and increases in construction costs.
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
The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$236,268	215,056	639,543	571,462
Costs and expenses	179,640	165,999	510,838	458,014
Operating earnings	$56,628	49,057	128,705	113,448
Dollar value of mortgages originated	$3,044,000	2,355,000	7,941,000	6,493,000
Number of mortgages originated	10,000	8,300	26,400	23,100
Mortgage capture rate of Lennar homebuyers (1)	71%	80%	72%	80%
Number of title and closing service transactions	32,500	30,000	87,300	81,500
Number of title policies issued	75,900	79,400	219,600	239,400

(1)
During the three and nine months ended August 31, 2018, mortgage capture rate is combined for Lennar and CalAtlantic homebuyers. Mortgage capture rate excluding CalAtlantic homebuyers was 77% and 78% for the three and nine months ended August 31, 2018, respectively.

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
Rialto's operating earnings (loss) was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues	$49,495	57,810	149,033	207,804
Costs and expenses (1)	39,435	49,503	120,784	175,492
Rialto equity in earnings from unconsolidated entities	5,266	4,858	18,496	11,310
Rialto other expense, net (2)	(5,882)	(16,357)	(21,187)	(54,119)
Operating earnings (loss) (3)	$9,444	(3,192)	25,558	(10,497)

(1)
Costs and expenses included loan impairments of $1.6 million and $19.5 million for the three and nine months ended August 31, 2017, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Rialto other expense, net, included REO impairments of $1.5 million and $7.5 million for the three and nine months ended August 31, 2018, respectively, and REO impairments of $12.7 million and $38.9 million for the three and nine months ended August 31, 2017, respectively.

(3)
Operating earnings for the three and nine months ended August 31, 2018 included net loss attributable to noncontrolling interests of $1.2 million and $2.6 million, respectively. Operating loss for the three and nine months ended August 31, 2017 included net loss attributable to noncontrolling interests of $6.4 million and $31.9 million, respectively.

Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business is a significant contributor to Rialto's revenues.
During the nine months ended August 31, 2018, RMF originated loans with a total principal amount of $997.5 million, all of which were recorded as loans held-for-sale, and sold $1.1 billion of loans into 12 separate securitizations. During the nine months ended August 31, 2017, RMF originated loans with a total principal amount of $1.3 billion, of which $1.3 billion were recorded as loans held-for-sale and $57.4 million as accrual loans within loans receivable, net, and sold $1.1 billion of loans into eight separate securitizations. As of August 31, 2018 and November 30, 2017, there were no unsettled transactions.
FDIC Portfolios
In 2010, Rialto acquired indirectly 40% managing member equity interests in two limited liability companies ("LLCs") in partnership with the FDIC ("FDIC Portfolios"). The LLCs met the accounting definition of variable interest entities ("VIEs") and since we were determined to be the primary beneficiary, we consolidated the LLCs. In February 2017, the FDIC exercised its “clean-up call rights” under the Amended and Restated Limited Liability Company Agreement. As a result, Rialto had until July 10, 2017 to liquidate and sell the assets in the FDIC Portfolios. On July 10, 2017, Rialto and the FDIC entered into an agreement which extended the original agreement date to January 10, 2018. Since January 11, 2018, (1) the FDIC has had the right, at its discretion, to sell any remaining assets, or (2) Rialto has had the option to purchase the FDIC's interest in the portfolios. At August 31, 2018, the consolidated LLCs had total combined assets of $12.0 million, which primarily included $7.2 million in cash, $3.4 million of real estate owned, net, and $0.6 million of loans held-for-sale. At August 31, 2018, all remaining assets with carrying values were under contract to be sold. At November 30, 2017, the consolidated LLCs had total combined assets of $48.8 million, which primarily included $23.8 million in cash, $20.0 million of real estate owned, net and $1.6 million of loans held-for-sale.

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
At August 31, 2018 and November 30, 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $211.1 million and $179.7 million, respectively. These securities were purchased at discounts ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. We have financing agreements to finance CMBS that have been purchased as investments by the Rialto segment. At August 31, 2018 and November 30, 2017, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $122.6 million and $91.8 million, respectively, and the interest is incurred at a fixed rate of 3.2% to 3.3%.
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
As of August 31, 2018 and November 30, 2017, our balance sheet had $890.1 million and $710.7 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $482.2 million and $407.5 million, respectively. Our net investment in the Lennar Multifamily segment as of August 31, 2018 and November 30, 2017 was $737.5 million and $561.0 million, respectively. During the three and nine months ended August 31, 2018, our Lennar Multifamily segment sold one and four operating properties, respectively, through its unconsolidated entities resulting in the segment's $1.7 million and $23.3 million share of gains, respectively. During the three and nine months ended August 31, 2017, our Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains, respectively.
Our Lennar Multifamily segment had equity investments in 24 and 28 unconsolidated entities (including the Venture Fund and Lennar Multifamily Venture Fund II LP ("Venture Fund II")) as of August 31, 2018 and November 30, 2017, respectively. As of August 31, 2018, our Lennar Multifamily segment had interests in 68 communities with development costs of approximately $8.1 billion, of which 22 communities were completed and operating, 4 communities were partially completed and leasing, 23 communities were under construction and the remaining communities were either owned or under contract. As of August 31, 2018, our Lennar Multifamily segment also had a pipeline of 15 potential future projects totaling approximately $2.0 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. With the first close, Venture Fund II has approximately $655 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the nine months ended August 31, 2018, $146.1 million in equity commitments were called, of which we contributed our portion of $55.4 million, which was made up of a $108.3 million inventory and cash contributions, offset by $52.9 million of distributions as a return of capital resulting in a remaining equity commitment for us of $199.6 million. As of August 31, 2018, the carrying value of our investment in the Venture Fund II was $45.6 million. The difference between our net contributions and carrying value of our investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.

(2) Financial Condition and Capital Resources
At August 31, 2018, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.0 billion, compared to $2.7 billion at November 30, 2017 and $837.7 million at August 31, 2017.
We finance all of our activities, including homebuilding, financial services, Rialto, multifamily and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2018 and 2017, cash provided by operating activities totaled $748.7 million and $327.7 million, respectively. During the nine months ended August 31, 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $341.4 million, deferred income tax expense of 188.1 million and a decrease in loans held-for-sale of $130.5 million, of which $73.9 million related to Rialto and $56.6 million related to Lennar Financial Services. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $725.0 million, and an increase in other assets of $193.8 million. For the nine months ended August 31, 2018, distributions of earnings from unconsolidated entities were $90.4 million, which included (1) $67.5 million from Lennar Homebuilding unconsolidated entities; (2) $18.7 million from Lennar Multifamily unconsolidated entities; and (3) $4.2 million from Rialto unconsolidated entities.
During the nine months ended August 31, 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in receivables as a result of the timing of the settlement of RMF securitizations and Lennar Financial Services loans sold to investors, an increase in accounts payable and other liabilities, and a net decrease in loans held-for-sale of $118.9 million, of which $277.6 million related to Lennar Financial Services, partially offset by an increase in loans held-for-sale of $159.8 million related to Rialto. Cash provided by operating activities was negatively impacted by an increase in inventories due to strategic land purchases, land development and construction costs of $902.6 million. For the nine months ended August 31, 2017, distributions of earnings from unconsolidated entities were $59.9 million, which included (1) $48.5 million from Lennar Multifamily unconsolidated entities; (2) $10.5 million from Rialto unconsolidated entities; and (3) $0.9 million from Lennar Homebuilding unconsolidated entities.
Investing Cash Flow Activities
During the nine months ended August 31, 2018 and 2017, cash used in investing activities totaled $1.0 billion and $957.6 million, respectively. During the nine months ended August 31, 2018, our cash used in investing activities was primarily due to the $1.1 billion of cash used for the acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $302.3 million to unconsolidated entities, which included (1) $156.7 million to Lennar Homebuilding unconsolidated entities, (2) $93.8 million to Lennar Multifamily unconsolidated entities primarily for working capital; and (3) $51.9 million to Rialto unconsolidated entities comprised primarily of $35.8 million contributed to Rialto Real Estate Fund III ("Fund III"), $5.3 million contributed to Rialto Credit Partnership Fund, LP ("RCP Fund"), and $10.8 million contributed to other investments. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $199.7 million of proceeds from the sale of an 80% interest in one of Lennar Homebuilding's strategic joint ventures, Treasure Island Holdings, and distributions of capital from unconsolidated entities of $227.8 million, which included (1) $93.8 million from Lennar Homebuilding unconsolidated entities; (2) $96.8 million from Lennar Multifamily unconsolidated entities; and (3) $37.1 million from Rialto unconsolidated entities, comprised of $10.3 million distributed by Fund III, $7.2 million distributed by Mezzanine Partners Fund, LP (the "Mezzanine Fund"), $5.0 million distributed by Rialto Capital CMBS Funds (the "CMBS Funds"), $7.2 million distributed by Rialto Real Estate Fund II, LP ("Fund II"), and $7.4 million distributed by RCP Fund.
During the nine months ended August 31, 2017, our cash used in investing activities was primarily due to our $611.4 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions of $381.2 million, which included (1) $257.2 million to Lennar Homebuilding unconsolidated entities, including $120.7 million to FivePoint Holdings, LLC ("FivePoint"), primarily for working capital and paydowns of joint venture debt, (2) $88.4 million to Lennar Multifamily unconsolidated entities primarily for working capital, and (3) $35.6 million to Rialto unconsolidated entities comprised primarily of $26.3 million contributed to Fund III, $8.0 million contributed to RCP Fund and $1.3 million contributed to other investments. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $73.9 million of principal payments on loans receivable and other, $73.0 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $123.2 million, which included (1) $63.7 million from Lennar Multifamily unconsolidated entities, of which $25.8 million was distributed by the Venture Fund; (2) $32.6 million from Rialto unconsolidated entities comprised of $19.3 million distributed by Fund II, $3.6 million distributed by Fund III, $4.4 million distributed by CMBS Funds, $4.7 million distributed by Mezzanine Fund and $0.6 million distributed by RCP Fund; and (3) $25.0 million from Lennar Homebuilding unconsolidated entities.
Financing Cash Flow Activities
During the nine months ended August 31, 2018 and 2017, cash (used in) provided by financing activities totaled ($1.3) billion and $138.0 million, respectively. During the nine months ended August 31, 2018, cash used in financing activities was primarily impacted by (1) payment at maturity of $575 million aggregate principal redemption of the 8.375% Senior Notes due 2018 (the "8.375% Senior Notes due 2018"); (2) $350.8 million of aggregate principal payment on Rialto's 7.00% senior notes due December 2018; (3) $250 million aggregate principal redemption of the 6.95% senior notes due 2018 (the "6.95% Senior Notes"); (4) $85.3 million principal payments on other borrowings; (5) $68.6 million of payments related to noncontrolling interests, and (6) 101.0 million of net repayments under our Lennar Financial Services and Rialto warehouse facilities. This was partially offset by $195.3 million of net borrowings under our Credit Facilities as we replaced the amount outstanding under the CalAtlantic revolving credit facility with borrowings under our unsecured revolving credit facility, which had $650 million outstanding as of August 31, 2018.
During the nine months ended August 31, 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022, (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024, (3) $75.9 million of proceeds from other borrowings, and (4) $63.5 million of proceeds from issuance of Rialto notes payable. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% senior notes due 2017, (2) the redemption of $250 million principal amount of our 6.875% senior notes due 2021 that had been issued by WCI, (3) $397.8 million of net repayments under our warehouse facilities, which was comprised of $357.5 million of net repayments under our Lennar Financial Services warehouse repurchase facilities and $40.3 million of net repayments under our Rialto warehouse facilities, (4) $61.8 million of payments related to noncontrolling interests, and (5) $55.3 million of principal payments on other borrowings.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2018	November 30, 2017	August 31, 2017
Lennar Homebuilding debt	$9,407,987	6,410,003	5,523,765
Stockholders’ equity	14,032,016	7,872,317	7,554,260
Total capital	$23,440,003	14,282,320	13,078,025
Lennar Homebuilding debt to total capital	40.1%	44.9%	42.2%
Lennar Homebuilding debt	$9,407,987	6,410,003	5,523,765
Less: Lennar Homebuilding cash and cash equivalents	833,274	2,282,925	564,591
Net Lennar Homebuilding debt	$8,574,713	4,127,078	4,959,174
Net Lennar Homebuilding debt to total capital (1)	37.9%	34.4%	39.6%

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

At August 31, 2018, Lennar Homebuilding debt to total capital was lower compared to August 31, 2017, primarily as a result of an increase in stockholders' equity primarily related to the issuance of shares in connection with the CalAtlantic acquisition and net earnings, partially offset by an increase in homebuilding debt primarily related to an increase in Lennar Homebuilding debt due to the CalAtlantic acquisition.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, such as Rialto and Lennar Multifamily, we are also considering other types of transactions such as sales, restructuring, joint ventures, spin-offs or initial public offerings as we intend to move back towards being a pure play homebuilding company over time. We have engaged Wells Fargo Securities and Deutsche Bank Securities to help us with strategic alternatives that may be available with regard to our subsidiary Rialto Capital Management. If any of these transactions are implemented, they could materially impact the amount and composition of our indebtedness outstanding, increase or decrease our interest expense, dilute our existing stockholders and/or affect the net book value of our assets. At August 31, 2018, we had no agreements regarding any significant transactions.
The following table summarizes our Lennar Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, through the CalAtlantic acquisition:

(Dollars in thousands)	August 31, 2018	November 30, 2017
Unsecured revolving credit facility	$650,000	—
4.125% senior notes due December 2018	274,887	274,459
0.25% convertible senior notes due 2019	1,292	—
4.500% senior notes due 2019	499,364	498,793
4.50% senior notes due 2019	598,997	598,325
6.625% senior notes due 2020 (1)	313,752	—
2.95% senior notes due 2020	298,692	298,305
8.375% senior notes due 2021 (1)	440,156	—
4.750% senior notes due 2021	497,915	497,329
6.25% senior notes due December 2021 (1)	316,541	—
4.125% senior notes due 2022	596,647	595,904
5.375% senior notes due 2022 (1)	261,769	—
4.750% senior notes due 2022	570,185	569,484
4.875% senior notes due December 2023	395,662	394,964
4.500% senior notes due 2024	645,897	645,353
5.875% senior notes due 2024 (1)	454,001	—
4.750% senior notes due 2025	497,003	496,671
5.25% senior notes due 2026 (1)	409,436	—
5.00% senior notes due 2027 (1)	353,371	—
4.75% senior notes due 2027	892,110	892,657
6.95% senior notes due 2018	—	249,342
Mortgage notes on land and other debt	440,310	398,417
	$9,407,987	6,410,003

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

The carrying amounts of the senior notes listed above are net of debt issuance costs of $33.5 million as of both August 31, 2018 and November 30, 2017.
During the second quarter 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused us to purchase them for cash or converted them into a combination of our Class A and Class B common stock and cash, resulting in our issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the principal balance of the convertible senior notes had either been converted or redeemed.

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
In June 2018, we redeemed $250 million aggregate principal amount of the 6.95% Senior Notes. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
Our Lennar Homebuilding average debt outstanding was $9.1 billion with an average rate for interest incurred of 4.8% for the nine months ended August 31, 2018, compared to $5.6 billion with an average rate for interest incurred of 4.9% for the nine months ended August 31, 2017. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2018 was $314.0 million, compared to $219.9 million for the nine months ended August 31, 2017.
In February 2018, we amended our Credit Facility to increase the maximum borrowings from $2.0 billion to $2.6 billion and extend the maturity on $2.2 billion of the Credit Facility from June 2022 to April 2023, with $70 million that matured in June 2018 and the remaining $50 million maturing in June 2020. As of August 31, 2018, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of August 31, 2018, we had $650 million of outstanding borrowings under our Credit Facility. As of November 30, 2017, we had no outstanding borrowings under our Credit Facility. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at August 31, 2018. In addition, we had $365 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $542.2 million and $384.4 million, respectively, at August 31, 2018 and November 30, 2017. Our financial letters of credit outstanding were $183.3 million and $127.4 million at August 31, 2018 and November 30, 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2018, we had outstanding surety bonds of $2.6 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2018:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2018
Minimum net worth test	$6,359,954	8,746,035
Maximum leverage ratio	65.0%	47.2%
Liquidity test (1)	1.00	2.29

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
At August 31, 2018, our Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures September 2018 (1)	$300,000
364-day warehouse repurchase facility that matures December 2018 (2)	400,000
364-day warehouse repurchase facility that matures March 2019 (3)	300,000
364-day warehouse repurchase facility that matures June 2019	700,000
Total	$1,700,000

(1)	Subsequent to August 31, 2018, the warehouse repurchase facility was extended to November 2018.

(2)	Maximum aggregate commitment includes an uncommitted amount of $250 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $300 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $966.5 million and $937.2 million at August 31, 2018 and November 30, 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.0 billion and $974.1 million, at August 31, 2018 and November 30, 2017, respectively. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At August 31, 2018, Rialto's warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2018	$200,000
364-day warehouse repurchase facility that matures December 2018 (extended from October 2018)	250,000
364-day warehouse repurchase facility that matures December 2018	200,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loan origination and securitization business (RMF)	$850,000
Warehouse repurchase facility that matures December 2018 (one year extensions) (1)	50,000
Total	$900,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of either August 31, 2018 or November 30, 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $94.5 million and $162.1 million as of August 31, 2018 and November 30, 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
In March 2018, Rialto paid off the remaining principal balance of its 7.00% senior notes due December 2018 (the "7.00% Senior Notes"). As of November 30, 2017, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $349.4 million.
Changes in Capital Structure
During the nine months ended August 31, 2018, treasury stock increased by 1.0 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On July 26, 2018, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 12, 2018, as declared by our Board of Directors on June 27, 2018. On October 4, 2018, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable November 2, 2018 to holders of record at the close of business on October 19, 2018.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2018, we had equity investments in 58 homebuilding and land unconsolidated entities (of which four had recourse debt, ten had non-recourse debt and 44 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2017. This includes 20 unconsolidated entities in which CalAtlantic or a subsidiary is the participant. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$153,968	144,966	324,584	323,689
Costs and expenses	199,337	151,643	458,660	421,554
Other income (1)	66,690	12,578	180,231	18,695
Net earnings (loss) of unconsolidated entities	$21,321	5,901	46,155	(79,170)
Lennar Homebuilding equity in loss from unconsolidated entities	$(15,391)	(9,651)	(41,904)	(42,691)
Lennar Homebuilding cumulative share of net earnings - deferred at August 31, 2018 and 2017, respectively			25,933	35,246
Lennar Homebuilding investments in unconsolidated entities			997,488	1,016,588
Equity of the Lennar Homebuilding unconsolidated entities			4,312,520	4,368,576
Lennar Homebuilding investment % in the unconsolidated entities (2)			23%	23%

(1)
During the three and nine months ended August 31, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, we have a 70% interest in the FivePoint TRA Liability.  Therefore, we did not include in Lennar Homebuilding’s equity in loss from unconsolidated entities its pro-rata share of earnings related to our portion of the TRA Liability. As a result, our unconsolidated entities have net earnings, but we have an equity in loss from unconsolidated entities.

(2)
Our share of profit and cash distributions from the sales of land could be higher or lower compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$912,250	953,261
Inventories	4,251,673	3,751,525
Other assets	1,200,761	1,061,507
	$6,364,684	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$839,694	832,151
Debt (1)	1,212,470	737,331
Equity	4,312,520	4,196,811
	$6,364,684	5,766,293

(1)
Debt presented above is net of debt issuance costs of $13.2 million and $5.7 million, as of August 31, 2018 and November 30, 2017, respectively. The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.

In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of August 31, 2018, we owned approximately 40% of FivePoint and the carrying amount of our investment was $358.9 million.
As of August 31, 2018 and November 30, 2017, our recorded investments in Lennar Homebuilding unconsolidated entities were $997.5 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both August 31, 2018 and November 30, 2017 was $1.3 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
In 2017, we entered into a Membership Interest Purchase Agreement and a Payment Escrow Agreement (“Agreement”) with one of our strategic joint ventures under which we agreed to sell 80% to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in a gain of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying condensed consolidated statement of operations for the nine months ended August 31, 2018.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2018	November 30, 2017
Debt (1)	$1,212,470	737,331
Equity	4,312,520	4,196,811
Total capital	$5,524,990	4,934,142
Debt to total capital of our unconsolidated entities	21.9%	14.9%

(1)	The increase in debt was primarily related to $500 million of senior notes issued by FivePoint.
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2018	November 30, 2017
Land development	$957,160	868,015
Homebuilding	40,328	32,754
Total investments	$997,488	900,769
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2018	November 30, 2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$51,364	64,197
Non-recourse land seller debt and other debt	1,497	1,997
Non-recourse debt with completion guarantees	234,310	255,903
Non-recourse debt without completion guarantees (1)	869,486	351,800
Non-recourse debt to Lennar	1,156,657	673,897
Lennar's maximum recourse exposure (2)	69,005	69,181
Debt issue costs	(13,192)	(5,747)
Total debt	$1,212,470	737,331
Lennar’s maximum recourse exposure as a % of total JV debt	6%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)	As of both August 31, 2018 and November 30, 2017, our maximum recourse exposure was primarily related to us providing repayment guarantees on three unconsolidated entities' debt.
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
As of both August 31, 2018 and November 30, 2017, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of August 31, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2018 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2018	2019	2020	Thereafter	Other
Maximum recourse debt exposure to Lennar	$69,005	—	40,251	28,754	—	—
Debt without recourse to Lennar	1,156,657	103,808	293,751	162,543	595,058	1,497
Debt issuance costs	(13,192)	—	—	—	—	(13,192)
Total	$1,212,470	103,808	334,002	191,297	595,058	(11,695)
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2018:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$358,856	2,958,282	—	565,130	565,130	1,888,227	23%
Heritage Hills Irvine	87,311	262,898	8,225	57,576	65,801	191,115	26%
Dublin Crossings (2)	74,120	226,509	—	—	—	201,072	—%
Opendoor (3)	70,136	—	—	—	—	—	—%
Heritage Fields El Toro	45,131	1,174,700	—	5,919	5,919	1,016,608	1%
SC East Landco	38,417	90,750	—	—	—	90,450	—%
Runkle Canyon	38,415	81,129	—	4,128	4,128	76,830	5%
BHCSP (2)	36,968	62,602	—	—	—	61,521	—%
Ballpark Village	28,180	83,555	—	25,235	25,235	56,360	31%
Mesa Canyon Community Partners (2)	27,766	120,139	—	37,112	37,112	83,382	31%
10 largest JV investments	805,300	5,060,564	8,225	695,100	703,325	3,665,565	16%
Other JVs	192,188	1,304,120	60,780	460,060	520,840	646,955	45%
Total	$997,488	6,364,684	69,005	1,155,160	1,224,165	4,312,520	22%
Land seller debt and other debt			—	1,497	1,497
Debt issuance costs			—	(13,192)	(13,192)
Total JV debt			$69,005	1,143,465	1,212,470

(1)
The 10 largest joint ventures presented above represent the majority of our total JVs assets and equity, 12% of total JV maximum recourse debt exposure to Lennar and 60% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment. Treasure Island Community Development is no longer included above due to the sale of an 80% interest in Treasure Island Holdings.

(2)	Joint ventures acquired from CalAtlantic.

(3)	Financial statements are not publicly available and thus have not been included in the table above.

Rialto: Investments in Unconsolidated Entities
The following table reflects Rialto's investments in funds that invest in and manage real estate related assets and other investments:

					August 31, 2018	August 31, 2018	November 30, 2017
(In thousands)	Inception Year	Equity Commitments	Equity Commitments Called	Commitment to Fund by the Company	Funds Contributed by the Company	Investment
Rialto Real Estate Fund, LP	2010	$700,006	$700,006	$75,000	$75,000	$39,608	41,860
Rialto Real Estate Fund II, LP	2012	1,305,000	1,305,000	100,000	100,000	84,606	86,904
Rialto Mezzanine Partners Fund, LP	2013	300,000	300,000	33,799	33,799	13,314	19,189
Rialto Capital CMBS Funds	2014	119,174	119,174	52,474	52,474	52,916	54,018
Rialto Real Estate Fund III	2015	1,887,000	1,074,561	140,000	75,917	71,293	41,223
Rialto Credit Partnership, LP	2016	220,000	217,556	19,999	19,777	12,257	13,288
Other Investments						20,471	8,936
						$294,465	265,418
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Rialto Real Estate Fund, LP (1)	$3,544	10,577	9,286	29,537
Rialto Real Estate Fund II, LP (1)	94	—	4,303	156
Rialto Real Estate Fund III, LP	1,500	—	3,510	1,448
Rialto Mezzanine Partners Fund, LP	225	32	340	246
Rialto Capital CMBS Fund, LP	999	765	1,895	1,900
Rialto Credit Partnership, LP	—	—	137	—
	$6,362	11,374	19,471	33,287

(1)
During the three and nine months ended August 31, 2018, Rialto received $3.4 million and $9.1 million, respectively, of carried interest distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP and Rialto Real Estate Fund II, LP. During the three and nine months ended August 31, 2017, Rialto received $10.6 million and $29.4 million, respectively, of carried interest distributions, net of prior advance distributions, with regard to its carried interest in Rialto Real Estate Fund, LP and Rialto Real Estate Fund II, LP.

The following table represents amounts Rialto would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on August 31, 2018, both gross and net of amounts already received as advanced tax distributions. The actual amounts Rialto may receive could be materially different from amounts presented in the table below.

	August 31, 2018
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$171,396	52,486	45,687	73,223
Rialto Real Estate Fund II, LP (1)	56,364	14,723	719	40,922
	$227,760	67,209	46,406	114,145

(1)	Net of interests of participating employees (refer to paragraph below).
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
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$36,406	95,552
Loans receivable	697,262	538,317
Real estate owned	266,406	348,601
Investment securities	2,219,660	1,849,795
Investments in partnerships	406,600	393,874
Other assets	43,046	42,949
	$3,669,380	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$32,081	48,374
Notes payable (1)	591,329	576,810
Equity	3,045,970	2,643,904
	$3,669,380	3,269,088

(1)	Notes payable are net of debt issuance costs of $2.9 million and $3.1 million, as of August 31, 2018 and November 30, 2017, respectively.
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenues	$97,973	64,267	283,510	182,453
Costs and expenses	23,299	26,752	66,735	83,753
Other income (expense), net (1)	(22,644)	245	(1,166)	9,893
Net earnings of unconsolidated entities	$52,030	37,760	215,609	108,593
Rialto equity in earnings from unconsolidated entities	$5,266	4,858	18,496	11,310
Rialto's investments in unconsolidated entities			$294,465	249,551
Equity of the unconsolidated entities			$3,045,970	2,514,797
Rialto's investment % in the unconsolidated entities			10%	10%

(1)	Other income (expense), net, includes realized and unrealized gains (losses) on investments.
Lennar Multifamily: Investments in Unconsolidated Entities
At August 31, 2018, Lennar Multifamily had equity investments in 24 unconsolidated entities that are engaged in multifamily residential developments (of which 11 had non-recourse debt and 13 had no debt), compared to 27 unconsolidated entities at November 30, 2017. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture Fund has 39 multifamily assets totaling approximately 12,000 apartments with projected project costs of $4.1 billion as of August 31, 2018. There are 13 completed and operating multifamily assets with 3,956 apartments. During the nine months ended August 31, 2018, $316.1 million in equity commitments were called, of which we contributed $73.4 million representing our pro-rata portion of the called equity. During the nine months ended August 31, 2018, we received $11.8 million of distributions as a return of capital from the Venture Fund. As of August 31, 2018, $1.8 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $424.1 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $79.9 million. As of August 31, 2018 and November 30, 2017, the carrying value of our investment in the Venture Fund was $378.2 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. With the first close, Venture Fund II has approximately $655 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and during the nine months ended August 31, 2018, $146.1 million in equity commitments were called, of which we contributed our portion of $55.4 million, which was made up of a $108.3 million inventory and cash contributions, offset by $52.9 million of distributions as a return of capital resulting in a remaining equity commitment for us of $199.6 million. As of August 31, 2018, the carrying value of our investment in the Venture Fund II was $45.6 million. The difference between our net contributions and the carrying value of our investments was related to a basis difference. Venture Fund II was seeded initially with six undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 2,200 apartments with projected project costs of approximately $900 million.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2018.
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2018	November 30, 2017
Assets:
Cash and cash equivalents	$30,472	37,073
Operating properties and equipment	3,623,800	2,952,070
Other assets	38,309	36,772
	$3,692,581	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$201,301	212,123
Notes payable (1)	1,287,488	879,047
Equity	2,203,792	1,934,745
	$3,692,581	3,025,915

(1)	Notes payable are net of debt issuance costs of $17.4 million and $17.6 million, as of August 31, 2018 and November 30, 2017.
Statements of Operations and Selected Information

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2018	2017	2018	2017
Revenues	$31,907	18,822	82,980	44,414
Costs and expenses	47,235	28,904	122,512	75,727
Other income, net	13,588	47,210	52,457	125,939
Net earnings (loss) of unconsolidated entities	$(1,740)	37,128	12,925	94,626
Lennar Multifamily equity in earnings (loss) from unconsolidated entities (1)	$(1,730)	11,645	15,293	44,219
Our investments in unconsolidated entities			$482,241	397,119
Equity of the unconsolidated entities			$2,203,792	1,877,982
Our investment % in the unconsolidated entities			22%	21%

(1)
During the three and nine months ended August 31, 2018, our Lennar Multifamily segment sold one and four operating properties, respectively, through its unconsolidated entities resulting in the segment's $1.7 million and $23.3 million share of gains, respectively. During the three and nine months ended August 31, 2017, our Lennar Multifamily segment sold two and five operating properties, respectively, through its unconsolidated entities resulting in the segment's $15.4 million and $52.9 million share of gains.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at August 31, 2018 and 2017:

	Controlled Homesites
August 31, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	23,399	3,482	26,881	92,657	119,538
Central	12,007	—	12,007	44,948	56,955
West	5,815	6,049	11,864	49,386	61,250
Other	5,948	—	5,948	17,908	23,856
Total homesites (1)	47,169	9,531	56,700	204,899	261,599

	Controlled Homesites
August 31, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	15,960	482	16,442	66,772	83,214
Central	7,911	1,135	9,046	32,634	41,680
West	3,388	3,935	7,323	35,659	42,982
Other	1,861	—	1,861	6,405	8,266
Total homesites (1)	29,120	5,552	34,672	141,470	176,142

(1)	The increase in homesites at August 31, 2018 was primarily due to the acquisition of approximately 68,000 homesites as part of the CalAtlantic acquisition.
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Over the next several years we plan to increase the controlled homesites to approximately 40% of our entire homesite inventory from approximately 22% as of August 31, 2018.
During the nine months ended August 31, 2018, consolidated inventory not owned decreased by $64.4 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2018. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $241.1 million and $137.0 million at August 31, 2018 and November 30, 2017, respectively. Additionally, we had posted $72.2 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2018 and November 30, 2017, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, due to the following:

•	As part of the CalAtlantic acquisition on February 12, 2018, we became subject, on a consolidated basis, to $3.9 billion of senior notes payable and other debts payable.

•	In May 2018, we redeemed $575 million aggregate principal amount of the 8.375% Senior Notes due 2018.

•	In June 2018, we redeemed $250 million aggregate principal amount of the 6.95% Senior Notes.

•	As of August 31, 2018, we had $650 million of outstanding borrowings under our Credit Facility.

•	As of August 31, 2018, borrowings under Rialto's and Lennar Financial Services' warehouse repurchase facilities were $94.5 million and $966.5 million, respectively.
The following summarizes our contractual obligations with regard to our long-term debt and interest commitments as of August 31, 2018:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2018	December 1, 2018 through November 30, 2019	December 1, 2019 through November 30, 2021	December 1, 2021 through November 30, 2023	Thereafter
Lennar Homebuilding - Senior notes and other debts payable (1)	$9,319,092	45,331	1,525,905	1,626,363	2,429,018	3,692,475
Rialto - Notes and other debt payable (2)	247,898	116,799	—	1,121	15,596	114,382
Lennar Financial Services - Notes and other debts payable	966,626	966,551	75	—	—	—
Interest commitments under interest bearing debt (3)	2,081,642	115,059	427,689	685,408	454,245	399,241
Other contractual obligations (4)	279,466	79,003	142,779	57,684	—	—
Total contractual obligations	$12,894,724	1,322,743	2,096,448	2,370,576	2,898,859	4,206,098

(1)	The amounts presented in the table above exclude debt issuance costs, any discounts/premiums and purchase accounting adjustments.

(2)
Primarily includes notes payable and other debts payable of $94.5 million related to the Rialto warehouse repurchase facilities and $131.1 million related to Rialto's long-term loan facilities ("CMBS Loan Facilities") to finance the purchase of CMBS. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rates as of August 31, 2018.

(4)
Amounts include $79.9 million remaining equity commitment to fund the Venture Fund for future expenditures related to the construction and development of projects and $199.6 million remaining equity commitment to fund Venture Fund II for future expenditures related to construction and development of projects.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2018, we had access to 56,700 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2018, we had $241.1 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $72.2 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At August 31, 2018, we had letters of credit outstanding in the amount of $725.5 million (which included $72.2 million of letters of credit described above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2018, we had outstanding surety bonds of $2.6 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2018, there were approximately $1.4 billion, or 52%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $4.8 billion at August 31, 2018. Loans in process for which interest rates were committed to the borrowers totaled approximately $802.2 million as of August 31, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2018, we had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through November 2018 and open futures contracts in the amount of $280 million with settlement dates through June 2025.

(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2017.

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
In June 2018, we redeemed $250 million aggregate principal amount of the 6.95% Senior Notes.
As of August 31, 2018, we had $650 million of outstanding borrowings under our Credit Facility.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2018

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2018	2019	2020	2021	2022	2023	Thereafter	Total	2018
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$45.3	1,525.9	650.3	926.1	1,745.1	48.1	3,692.5	8,633.3	8,651.8
Average interest rate	3.4%	4.3%	4.5%	6.2%	4.9%	5.2%	4.9%	4.9%	—
Variable rate	$—	—	39.1	10.9	—	635.8	—	685.8	733.4
Average interest rate	—	—	4.6%	4.1%	—	3.8%	—	3.9%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.7	—	—	1.1	15.6	—	114.4	132.8	133.4
Average interest rate	3.3%	—	—	3.3%	3.3%	—	3.3%	3.3%	—
Variable rate	$115.1	—	—	—	—	—	—	115.1	115.1
Average interest rate	4.4%	—	—	—	—	—	—	0.8%	—
Lennar Financial Services:
Notes and other debts payable:
Fixed rate	$—	0.1	—	—	—	—	—	0.1	0.1
Average interest rate	—	4.0%	—	—	—	—	—	4.0%	—
Variable rate	$966.5	—	—	—	—	—	—	966.5	966.5
Average interest rate	4.2%	—	—	—	—	—	—	4.2%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the need to transition CalAtlantic's internal controls to our internal control system.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2018:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2018	2,814	$51.55	—	6,218,968
July 1 to July 31, 2018	400,769	$51.94	—	6,218,968
August 1 to August 31, 2018	610	$51.05	—	6,218,968

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
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, filed on October 9, 2018, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 9, 2018	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	October 9, 2018	/s/ David Collins
David Collins
Controller