Form 10-K
period 2018-11-30
LENNAR CORP /NEW/
filed 2019-01-28
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (286,258,248 shares of Class A common stock and 15,650,943 shares of Class B common stock) as of May 31, 2018, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $15,431,622,455.
As of December 31, 2018, the registrant had outstanding 286,454,512 shares of Class A common stock and 37,743,361 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2019.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are the largest homebuilder in the United States in terms of consolidated revenue, an originator of residential and commercial mortgage loans, and a developer of multifamily rental properties in various U.S. markets primarily through unconsolidated entities. In addition, we are involved in ventures, and have interests in companies, that are engaged in applying technology to purchasing, residing in and selling homes.
Our homebuilding operations are the most substantial part of our business, comprising $19.1 billion in revenues, or approximately 93% of consolidated revenues, in fiscal 2018.
As of November 30, 2018, our reportable homebuilding segments and Homebuilding Other had divisions located in:
East: Florida, New Jersey, North Carolina, and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments, including FivePoint
Our other reportable segments are Lennar Financial Services, Lennar Multifamily and Rialto. Financial information about our Homebuilding, Lennar Financial Services, Lennar Multifamily and Rialto operations, including our former Rialto Capital Management investment and asset management platform ("Rialto Management Group"), which we sold on November 30, 2018, is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report. As of December 1, 2018, our reportable segments in addition to homebuilding were Lennar Financial Services, including Rialto Mortgage Finance ("RMF"), Lennar Multifamily and Corporate and Other.
A Brief History of Our Company
Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into Georgia, Oregon, Washington and Tennessee. In 2017, we acquired WCI Communities, Inc. ("WCI"), a homebuilder of luxury single and multifamily homes, including a small number of luxury high-rise tower units, in Florida. In February 2018, we acquired CalAtlantic Group, Inc. ("CalAtlantic"), a major homebuilder which was building homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states, and providing mortgage, title and escrow services. As a result, we became the nation's largest homebuilder in terms of consolidated revenues, with fiscal year 2018 revenues of $20.6 billion.
We are currently focused on maintaining moderate growth in community count and homes sales, reducing homebuilding costs through volume purchasing, increasing the efficiencies in our building process and reducing selling, general and administrative expenses by using technology and innovative strategies to reduce customer acquisition costs. We are also focused on a soft-pivot land strategy, shortening the average time between when we acquire land and when we expect to begin building homes on it. This decreases the percentage of homesites we need to purchase outright versus control through options or other arrangements, as well as increases the rate of return on our homebuilding investment and generating net cash flow. In addition we are focused on our strategic investments in technology companies that are looking to improve the homebuilding and financial services industry to better serve our customers and increase efficiencies.
In 2017, we decided to increase our focus on our core homebuilding and related finance businesses, and to dispose of some of our non-core businesses. During fiscal 2018 and the early part of 2019, we disposed of our Rialto Management Group, the majority of our retail title business, our title insurance underwriting business and our real estate brokerage business and contracted to sell our business of offering residential mortgages to non-Lennar homebuyers.

In addition to focusing on growing our core operating platforms, Lennar Homebuilding and Lennar Financial Services, we have also been focusing on maximizing the value of our other businesses, including Lennar Multifamily, our approximately 40% interest in FivePoint Holdings, LLC ("FivePoint"), a publicly traded company that is developing three large multi-use planned developments in California, and our strategic investments in technology companies that are looking to improve the homebuilding and financial services industry to better serve our customers and increase efficiencies.

Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 45,627 in fiscal 2018, compared to 29,394 in fiscal 2017 and 26,563 in fiscal 2016. The increase in fiscal 2018 resulted primarily from the acquisition of CalAtlantic in February 2018. We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2018, the average sales price, excluding deliveries from unconsolidated entities, was $413,000, compared to $376,000 in fiscal 2017 and $361,000 in fiscal 2016.
We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:

•	Strong Operating Margins - We believe our purchasing leverage combined with our attractive land purchases position us for strong operating margins.

•
Everything’s Included® Approach - We are focused on distinguishing our products, including through our Everything’s Included® approach, which maximizes our purchasing power, enables us to include luxury features as standard items in our homes and simplifies our homebuilding operations.

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

•
Strategic partners and investments - We partner with and/or invest in technology companies that are looking to improve the homebuilding and financial services industry to better serve our customers and increase efficiencies.

•	Soft-pivot land strategy - We are focused on shortening the average time between when we acquire land and when we expect to begin building homes on it.
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

•
Acquiring parcels of land through joint ventures or partnerships, which among other benefits, limits the amount of our capital invested in land while helping to ensure our access to potential future homesites and allowing us to participate in strategic ventures;

•	Investing in regional developers in exchange for preferential land purchase opportunities; and

•	Acquiring land in conjunction with Lennar Multifamily.
At November 30, 2018, we owned 201,648 homesites and had access through option contracts to an additional 68,623 homesites, of which 59,289 homesites were through option contracts with third parties and 9,334 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2017, we owned 141,126 homesites and had access through option contracts to an additional 37,527 homesites, of which 32,082 homesites were through option contracts with third parties and 5,445 homesites were through option contracts with unconsolidated entities in which we had investments.
Construction and Development
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2018, we were actively building and marketing homes in 1,329 communities, including five communities being constructed by unconsolidated entities. This was an increase from 765 communities, including four communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2017.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although homebuilders throughout the country have recently encountered shortages of materials and skilled labor, because of our size we have been less affected by these shortages than many of our competitors. We believe that the current sources and availability of raw materials and labor to our subcontractors are in most locations adequate for our planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and corporate debt.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Marketing
We offer a diversified line of homes for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program simplifies the home buying experience by including the most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by including luxury items as standard features at competitive pricing, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, we include solar power, built in wireless capability and home automation in many of the homes we sell, which enhances our brand and improves our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors.
Most recently our marketing strategy has increasingly involved advertising through digital channels including paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media, including newspapers, radio advertisements and other local and regional publications and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
Quality Service
We continually strive to improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. We strive to create a quality home buying experience for our customers through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, which we believe leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes, and by other similar factors.
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
Local Operating Structure and Centralized Management
We balance a local operating structure with centralized corporate level management. Our local operating structure consists of homebuilding divisions across the country, each of which is usually managed by a division president, a controller and personnel focused on land entitlement, acquisition and development, sales, construction, customer service and purchasing. This local operating structure gives our division presidents and their teams, who generally have significant experience in the homebuilding industry, and in most instances, in their particular markets, the flexibility to make local operating decisions, including land identification, entitlement and development, the management of inventory levels for our current sales volume, community development, home design, construction and marketing of our homes. We centralize at the corporate level decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 15% in both 2018 and 2017, and 16% in 2016. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2018 was $6.6 billion, compared to $3.6 billion at November 30, 2017 and $2.9 billion at November 30, 2016. We expect that substantially all homes currently in backlog will be delivered in fiscal year 2019.
Lennar Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2018 and 2017, we had 59 and 38 Lennar Homebuilding unconsolidated joint ventures, respectively, in which we were participating, and our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures was $65.7 million and $69.2 million, respectively. At November 30, 2018, the 59 unconsolidated joint ventures includes 20 unconsolidated entities in which CalAtlantic or a subsidiary is the participant. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
FivePoint - We own an approximately 40% interest in FivePoint, the publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and the San Francisco Shipyard and Candlestick Point). As of November 30, 2018, the carrying amount of our investment in FivePoint was $342.7 million.
Homebuilding Ancillary Businesses
We have ancillary business activities that are related to our homebuilding business, but are not components of our core homebuilding operations.
Sunstreet - Our solar business is focused on providing homeowners through solar purchases or lease programs, high-efficiency solar power systems that generate much of a home's annual expected energy needs. In fiscal 2018, Sunstreet operated in California, Colorado, Delaware, Florida, Maryland, Nevada, Oregon, South Carolina, Texas and Washington. During the year ended November 30, 2017, we monetized $200 million of future lease payments related to solar systems.
Strategic Technology Investments - We strategically invest in technology initiatives that help us enhance the homebuying experience, reduce our SG&A and stay at the forefront of homebuilding innovation. Our strategic investments include Opendoor, a company that uses technology to streamline the home buying and selling process; Blend, a company that provides a digital mortgage application platform; Hippo Analytics, a company that provides home insurance in a more efficient and effective way; States Title, a company that builds a predictive analytics platform for title insurers; and Notarize, a company that provides online notarizations. At November 30, 2018, our investment in strategic technology ventures was $117.6 million.

Lennar Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Eagle Home Mortgage, LLC, from locations in most of the states in which we have homebuilding operations, as well as some other states. In 2018, our financial services subsidiaries provided loans to 73% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all credit worthy potential purchasers of our homes have access to financing.
During 2018, we originated approximately 36,500 residential mortgage loans totaling $11.1 billion, compared to 31,600 residential mortgage loans totaling $9.0 billion during 2017. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of our loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2018, Lennar Financial Services had four warehouse facilities maturing at various dates through fiscal 2019 with a total maximum aggregate commitment of $1.9 billion including an uncommitted amount of $950 million. We expect the facilities to be renewed or replaced with other facilities when they mature. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
Title and Other Insurance and Closing Services
During 2018, we provided title insurance and closing services to our homebuyers and others in approximately 118,000 real estate transactions, and issued approximately 297,600 title insurance policies through our underwriter subsidiary, North American Title Insurance Company, compared to approximately 110,000 real estate transactions and 314,800 title insurance policies during 2017. Title and closing services by our insurance agency subsidiaries are provided in 35 states. Title insurance services are provided in 39 states. In December 2018, we agreed to sell to States Title the majority of our retail title insurance business and underwriting business in return for, among other consideration, an ownership interest in States Title. We retained our title agency business that provides services to our homebuyers and rebranded it as CalAtlantic Title.
During 2018, we also provided our homebuyers and others with personal lines, property and casualty insurance products through our insurance agency subsidiary, North American Advantage Insurance Services, LLC, which operates in the same states as our homebuilding divisions, as well as other states. During 2018 and 2017, we issued, as agent, approximately 19,800 and 12,800 new homeowner policies, respectively, and renewed approximately 37,400 and 26,500 homeowner policies, respectively.
Commercial Mortgage Origination
Our RMF subsidiary originates and sells into securitizations five, seven and ten year first mortgage loans, which are secured by income producing commercial properties. RMF also originates floating rate loans secured by commercial real estate properties, many of which are undergoing transition, including properties undergoing lease-up, sell-out and renovation or repositioning. In order to finance RMF lending activities, as of November 30, 2018, RMF had five warehouse repurchase financing agreements maturing between November 2019 and December 2019 with commitments totaling $900 million, which includes $50 million for floating rate loans. Prior to the sale of our Rialto Management Group on November 30, 2018, RMF was part of the Rialto operations, but, effective December 1, 2018, RMF became part of Lennar Financial Services.
Lennar Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Our Lennar Multifamily segment is one of the largest developers of apartment communities across the country. At November 30, 2018, it had interests in 55 communities with development costs of approximately $6.3 billion, of which 23 communities were completed and operating, 5 communities were partially completed and leasing, 19 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2018, our Lennar Multifamily segment had a pipeline of future projects totaling $3.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.

Our Lennar Multifamily segment had equity investments in 22 and 27 unconsolidated entities (including the Lennar Multifamily Ventures, described below) as of November 30, 2018 and 2017, respectively. During the year ended November 30, 2018, our Lennar Multifamily segment sold, through its unconsolidated entities, 6 operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. During both years ended November 30, 2017 and 2016, our Lennar Multifamily segment sold seven operating properties, through its unconsolidated entities, resulting in the segment's $96.7 million and $91.0 million share of gains, respectively.
Originally, our Lennar Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in ventures that build multifamily properties with the intention of retaining them after they are completed. The Lennar Multifamily Venture Fund I LP (the "Venture Fund") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of November 30, 2018, $1.8 billion of the $2.2 billion in equity commitments had been called, of which we had contributed our share of $440.8 million, resulting in a remaining equity commitment by us of $63.2 million.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture Fund II LP ("Venture Fund II") for the development, construction and property management of class-A multifamily assets. As of November 30, 2018, Venture II had received $787 million of equity commitments, including a $255 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of November 30, 2018, $252.1 million in equity commitments were called, of which we had contributed our share of $81.2 million, resulting in a remaining equity commitment for the Company of $173.8 million. Venture II is currently seeded with eight undeveloped multifamily assets that were previously purchased by our Lennar Multifamily segment, which will contain approximately 3,000 apartments with projected project costs of approximately $1.3 billion.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Former Rialto Capital Management Operations
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC, that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $297.4 million as of November 30, 2018, and are committed to invest as much as an additional $71.6 million in Rialto funds.
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
Competition
The residential homebuilding industry is highly competitive. In each of the market regions where we operate, we compete for homebuyers with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete with a wide variety of property owners in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items;

•	Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for multi-generational families;

•	Inclusion of built-in Wi-Fi and advanced technology in many of our homes;

•	Financial position, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes; and

•	Quality construction and home warranty programs, which are supported by a responsive customer care team.

•	Our size and scale in leading markets
Our residential financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price.
Our RMF commercial mortgage origination and sale business competes with a wide variety of banks and other lenders that offer small and mid-sized mortgage loans to commercial enterprises. Competition is based primarily on service, price and relationships with mortgage brokers and other referral sources. RMF is run by highly seasoned managers who have been originating and securitizing loans for over 27 years and can benefit from long-standing relationships with referral sources, as well as being able to leverage Lennar's infrastructure facilities for rapid market entrances and analysis. We believe these factors give RMF an advantage over many of the lenders with which it competes. Additionally, we believe access to Lennar's local homebuilding teams provides RMF with a distinct advantage in its evaluation of real estate assets.
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
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. For example, the California Energy Commission recently adopted a requirement that beginning in 2020, most newly built homes in California must have rooftop solar panels. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. For example, a 2015 decision of the California Supreme Court significantly delayed the start, and increased the cost of a California master planned mixed-use development by a company in which we have a significant investment.
Over the years, several cities and counties in which we have developments have submitted to voters "slow growth" initiatives and other ballot measures that could impact the affordability and availability of land suitable for residential development within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.
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
Associates
At November 30, 2018, we employed 11,626 individuals (excluding persons employed by Rialto Management Group which was sold on that day) of whom 7,844 were involved in the Lennar Homebuilding operations, 3,230 were involved in the Lennar Financial Services operations, 518 were involved in the Lennar Multifamily operations and 34 were involved in the RMF operations, compared to November 30, 2017, when we employed 9,111 individuals of whom 4,900 were involved in the Lennar Homebuilding operations, 3,414 were involved in the Lennar Financial Services operations, 462 were involved in the Lennar Multifamily operations and 335 were involved in our former Rialto operations (including RMF). The sale of the majority of our retail title business, title insurance underwriter and Berkshire Hathaway real estate brokerage business in the first quarter of fiscal year 2019 will result in a reduction in our associates of approximately 1,600 individuals that are involved in these businesses. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 11, 2018, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.
Available Information
Our Form 10-K and all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of the Lennar website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.lennar.com. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.
The following are what we believe to be the principal risks that could materially affect us and our businesses.
Market and Economic Risks
A downturn in the homebuilding market could adversely affect our operations.
In the first half of fiscal 2018, we continued to experience an improving housing market, and we saw increases in new sales contracts signed and homes delivered compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the second half of fiscal 2018, demand for new homes slowed as a result of higher prices and higher interest rates. We believe the reduced demand is temporary, but that may not be the case. The economic downturn in 2007-2010 severely affected both the number of homes we could sell and the prices for which we could sell them. A continuation of the recent reduced demand for new homes could have a similar effect on us.
We and other homebuilders have been experiencing significant cost increases.
During fiscal 2018, we encountered significant increases in the costs of labor and materials. The increased labor costs were primarily the result of shortages of skilled labor in many parts of the country. The increase in material costs were due to inflationary pressures and, during the middle part of the year, to tariffs on Canadian lumber and other imported building materials. Inability to pass on all the increased costs to homebuyers puts downward pressure on our operating margins in the later months of 2018 and could continue to affect our operating margins in 2019.

An increase in mortgage interest rates could decrease our buyers’ ability or desire to obtain financing and adversely affect our business or financial results.
Mortgage rates are currently low as compared to most historical periods; however, they increased during the past year as the Federal Reserve Board raised its benchmark rate several times, and they appear likely to increase further in 2019. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford to purchase a home. The cost of mortgage financing could result in a decline in the demand for our homes.
During the prior economic downturn, we had to take significant write-downs on the carrying values of land we owned and of option values. A future decline in land values could result in similar write-downs.
Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or homesites we acquired at costs we will not be able to recover fully, or on which we cannot build and sell homes profitably. This is particularly true when entitled land becomes scarce, as it has recently, and the cost of purchasing such land is relatively high. Also, there can be significant fluctuations in the value of our owned undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for lower than anticipated profit margins or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write downs with regard to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.
Homebuilding, mortgage lending and multifamily rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
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
Lennar Financial Services. Our Lennar Financial Services residential and commercial lending businesses compete with other residential and commercial mortgage lenders, including national, regional and local banks and other financial institutions. Mortgage lenders who have greater access to low cost funds, superior technologies or different lending criteria than we do may be able to offer more attractive financing to potential customers than we can.
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
During 2018, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Increases in construction costs that exceeded our increase in home pricing eroded our operating margins in the latter part of fiscal 2018 and may continue to reduce our operating margins, particularly if pricing competition or weak demand restricts our ability to pass additional costs of materials and labor on to homebuyers.
Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs.
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, and taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs and it may take longer for us to recover our costs.
Increased interest rates will increase the cost of the homes we build.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2018, we had a $2.6 billion revolving credit facility with a group of banks (the "Credit Facility"), which includes a $315 million accordion feature, subject to additional commitments. The interest on borrowings under the Credit Facility is at rates based on prevailing short term rates from time to time. Due in part to Federal Reserve Bank actions, short term interest rates increased during fiscal 2018 and are likely to increase during fiscal 2019. This increases the cost of the homes we build, which either makes those homes more expensive for homebuyers, which is likely to reduce demand, or lowers our operating margins, or both.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Lennar Financial Services segment has warehouse facilities to finance its residential lending activities and our RMF commercial lending group has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would have a material adverse impact on our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2018, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $8.7 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. Among other things, we incurred a substantial amount of debt in connection with our acquisition of CalAtlantic during

2018. We substantially reduced our outstanding indebtedness during the remainder of 2018, but we still have a significant amount of indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:

•	we may be more vulnerable to general adverse economic and homebuilding industry conditions;

•	we may have to pay higher interest rates upon refinancing indebtedness if interest rates rise, thereby reducing our earnings and cash flows;

•
we may find it difficult, or may be unable, to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

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
Our inability to obtain performance bonds or post letters of credit could adversely affect our results of operations and cash flows.
We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At November 30, 2018, we had outstanding surety bonds of $2.7 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.
Our Lennar Financial Services segment, including RMF, has warehouse facilities that mature in fiscal year 2019, and if we could not renew or replace these facilities, we probably would have to reduce our mortgage lending and origination activities.
Our Lennar Financial Services segment, excluding RMF, has committed and uncommitted amounts under four warehouse repurchase credit facilities that totaled $1.9 billion as of November 30, 2018, all of which will mature at various dates through fiscal 2019. Subsequent to November 30, 2018, the warehouse repurchase credit facility due in December 2018 was extended to February 2019. Our Lennar Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, our commercial mortgage lending subsidiary which on December 1, 2018, was moved into our Lennar Financial Services segment, has committed amounts under five warehouse repurchase credit facilities that totaled $900 million as of November 30, 2018, all of which will mature between November 2019 and December 2019. RMF uses these facilities primarily to finance its commercial mortgage loan origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Lennar Financial Services segment, which would have a material adverse impact on our financial results.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Lennar Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, joint venture participants, including us, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling them. For example, in connection with our Lennar Multifamily business, and its joint ventures, we and the other venture participants have guaranteed obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.

Several of the joint ventures in which we participate will in the relatively near future be required to repay, refinance, renegotiate or extend their borrowings. If any of those joint ventures are unable to do this, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the borrowings and to finance the activities for which they were incurred, which could adversely affect our financial position.
The loss of the services of members of our senior management or a significant number of our operating employees could negatively affect our business.
Our success depends to a significant extent upon the performance and active participation of our senior management, many of whom have been with us for a significant number of years. If we were to lose members of our senior management, we might not be able to find appropriate replacements on a timely basis and our operations could be negatively affected. Also, the loss of a significant number of operating employees and our inability to hire qualified replacements could have a material adverse effect on our business.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have approximately $8.0 billion outstanding, net of debt issuance costs as of November 30, 2018. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
We will have to replace or repay a substantial amount of debt in fiscal year 2019.
We have a substantial amount of debt that matures in fiscal year 2019. We have $1.1 billion of senior notes that mature in fiscal year 2019 and we will have to replace or renew a total of $2.1 billion of warehouse lines used by Lennar Financial Services, including RMF as they mature. If we cannot replace or renew this debt when we need it, our operations could be adversely affected.
Natural disasters and severe weather conditions could delay deliveries and increase costs of new homes in affected areas, which could harm our sales and results of operations.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected. In the third and fourth quarters of 2017, our homebuilding operation was disrupted due to impacts from Hurricanes Harvey and Irma, which caused delays of 550 home deliveries that were pushed into fiscal 2018. In the third quarter of fiscal 2018, our homebuilding operations in the Houston area were affected by heavy rain that caused flooding.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from Lennar Financial Services, others obtain mortgage financing from banks and other independent lenders. The uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.

Our Lennar Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.
Approximately 76% of the residential mortgage loans made by our Lennar Financial Services segment in 2018 were made to buyers of homes we built and we anticipate that the percentage will increase in fiscal 2019. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Lennar Financial Services segment would be adversely affected by a continued decrease in refinance transactions, if mortgage interest rates continue to rise.
If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. If we became unable to sell residential mortgage loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.
We may be liable for certain limited representations and warranties we make in connection with sale of loans.
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain limited representations and warranties we make in connection with such sales. Mortgage investors sometimes seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations or warranties. In addition, when RMF sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
We have a substantial investment in funds managed by Rialto Capital Management.
In November 2018, we sold Rialto Capital Management and other subsidiaries that are involved in advising funds and investment vehicles that invest in real estate related assets. However, we retained investments in those funds and other investment vehicles totaling almost $297.4 million, and we have commitments to invest another $71.6 million. When we made those investments and commitments, Rialto Capital Management was a wholly owned subsidiary, which, among other things, enabled us to participate in decisions regarding senior management personnel. Subsequent to the sale, we no longer have any more influence than other large investors over decisions regarding senior management of Rialto Capital Management.
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
New or modified regulations and related regulatory guidance focused on the financial industry may have adverse effects on aspects of our businesses. For example, in October 2014, final rules were promulgated under the Dodd-Frank Wall Street Reform Act that require mortgage lenders or third-party B-piece buyers to retain a portion of the credit risk related to securitized loans. We have determined that the rules do not affect our residential mortgage lending operations at this time; however, the rules may adversely impact our RMF subsidiary’s commercial mortgage lending operations. The rules have been in effect for several years; however, their long term impact is still undetermined. If, in the future, the rules cause a decrease in the price of CMBS and/or a decrease in the overall volume of CMBS related loan purchases in the industry, this could negatively impact the financial results of our RMF business. In addition, if our residential mortgage lending operations became subject to these rules in the future, that would substantially increase the amount we would have to invest in our mortgage lending operations and increase our risks with regard to loans we originate and sell in the secondary mortgage market.

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
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we encounter. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
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
The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted for services. In 2015 the National Labor Relations Board ("NLRB") issued a decision that made it possible that someone like us, who uses subcontractors, could be viewed as a joint employer of the subcontractors’ employees.  A subsequent NLRB decision (which was withdrawn for procedural reasons) and an appellate court decision questioned aspects of the 2015 decision and the NLRB has issued a proposed rule that, if adopted, would make it much less likely that we could be deemed to be a joint employer of our subcontractors’ employees. While the future of joint employer liability remains uncertain, if we were deemed to be a joint employer of our subcontractors’

employees, we could become responsible for collective bargaining obligations of, and labor law violations by, our subcontractors.  Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.
Other Risks
Our results of operations could be adversely affected if legal claims against us are not resolved in our favor.
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other persons. We establish reserves against legal claims and we believe that, in general, legal claims will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have an adverse effect on our results of operations for the periods when we are required to make the payments.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber intrusions. The risk of cyber intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, computer intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. If we were to be subject to a material successful cyber intrusion, that could result in remediation costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value. We have in recent years done two acquisitions of publicly traded companies. While each of those companies had its own protections against cyber intrusions, when we acquire a company there is a period of increased vulnerability as we integrate the acquired company into our information technology systems.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information (e.g., information of our customers, suppliers and employees), and there is an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We usually have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If there is a downturn in the housing market, or if mortgage financing becomes less available than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
Our success to a substantial extent depends on our ability to acquire land that is suitable for residential homebuilding and meets our land investment criteria.
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

International activities subject us to risks inherent in international operations.
We own an interest in a joint venture that is building a condominium development in Spain. Also, we sell a significant number of homes in the United States to people who are not residents of the United States, and some large investors in our multifamily development ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business.
We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
At November 30, 2018, we had state tax NOL carryforwards totaling $93.3 million that will expire between 2019 and 2037 and federal tax effected NOL carryforwards totaling $44.8 million that begin to expire in 2029. At November 30, 2018, we had a valuation allowance of $7.2 million, primarily related to state NOL carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If the NOLs we are not able to use exceed the valuation allowance, we may have to record charges or reduce our deferred tax assets, which would adversely affect our results of operations.
There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. Among the possible changes that could make purchasing homes less attractive are (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest, and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. In addition, the new law eliminates the ability to carry back any future NOLs and only allows for carryforwards, the utilization of which is limited to 80% of taxable income in a given carryforward year. This could affect the timing of our ability to utilize net operating losses in the future.
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
Stuart Miller, our Executive Chairman and a Director, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 33% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller could be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
The trading price of our Class B common stock normally is lower than that of our Class A common stock.
The only significant difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to ten votes per share, while the Class A common stock entitles holders to only one vote per share. However, the trading price of the Class B common stock on the NYSE normally is lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in restrictions on land development in certain areas and increased energy, transportation and raw material costs. We have tried to reduce the effect of the homes we build on the climate by installing solar power systems and other energy saving devices on many of those homes. Nonetheless, governmental requirements directed at reducing effects on climate could cause us to incur expenses that we cannot recover or that will require us to increase the price of homes we sell to the point that it affects demand for those homes.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 28, 2019:

Name	Position	Age
Stuart Miller	Executive Chairman	61
Richard Beckwitt	Chief Executive Officer	59
Jonathan M. Jaffe	President	59
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	58
Mark Sustana	Vice President, General Counsel and Secretary	57
David M. Collins	Controller	49
Jeff J. McCall	Senior Vice President	47
Mr. Miller is one of our Directors, and has served as our Executive Chairman since April 2018. Before that, Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves on the Board of Directors of Five Point Holdings, LLC.
Mr. Beckwitt is one of our Directors, and has served as our Chief Executive Officer since April 2018. Before that, Mr. Beckwitt served as our President from April 2011 to April 2018, and as our Executive Vice President from March 2006 to 2011. Mr. Beckwitt also serves on the Board of Directors of Eagle Materials Inc. and Five Point Holdings, LLC.
Mr. Jaffe is one of our Directors, and has served as our President since April 2018. Mr. Jaffe served as our Chief Operating Officer from December 2004 to January 2019, though he continues to have responsibility for the Company's operations nationally. In addition, Mr. Jaffe served as Vice President from 1994 to April 2018 and prior to then, Mr. Jaffe served as a Regional President in our Homebuilding operations. Mr. Jaffe serves on the Board of Directors of Five Point Holdings, LLC.
Ms. Bessette has served as our Chief Financial Officer since April 2018, our Treasurer since February 2008, and as a Vice President since 2000. Ms. Bessette initially joined us in 1995 and served as our Controller from 1997 to 2008.
Mr. Sustana has served as Vice President since April 2018, and as our Secretary and General Counsel since 2005.
Mr. Collins joined us in 1998 and has served as our Controller since February 2008.
Mr. McCall has served as our Senior Vice President since February 2018. Before that, Mr. McCall served as Executive Vice President and Chief Financial Officer of CalAtlantic Group, Inc., or its predecessor, from June 2011 to February 2018.

Item 2.	Properties.
We lease and maintain our executive offices in an office complex in Miami, Florida. Our homebuilding, financial services and multifamily offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.
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
Our mortgage subsidiary was subpoenaed by the United States Department of Justice ("DOJ") regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. We provided information related to these loans and our processes to the DOJ. In October 2018, we paid monetary sanctions and restitution to resolve this matter that were not material.
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
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2018, the last reported sale price of our Class A and Class B common stock on the NYSE was $39.15 and $31.33, respectively. As of December 31, 2018, there were approximately 1,879 and 962 holders of record of our Class A and Class B common stock, respectively.
On January 10, 2019, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 8, 2019, to holders of record at the close of business on January 25, 2019.
On November 27, 2017, we paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by our Board of Directors on October 30, 2017. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2018:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2018	523	$49.83	—	6,218,968
October 1 to October 31, 2018	8,187	$45.84	1,849,599	4,369,369
November 1 to November 30, 2018	1,558	$37.10	4,150,401	218,968

(1)
Represents shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In June 2001, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to 20 million shares of our outstanding Class A common stock or Class B common stock. This repurchase authorization had no expiration. We repurchased 6.0 million shares of Class A common stock for $249.9 million at an average share price of $41.63. Subsequent to November 30, 2018, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration.

The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2013 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2013	2014	2015	2016	2017	2018
Lennar Corporation	$100	133	144	120	181	123
Dow Jones U.S. Home Construction Index	$100	119	135	119	213	152
Dow Jones U.S. Total Market Index	$100	116	118	128	157	166

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2014 through 2018. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Results of Operations:
Revenues:
Lennar Homebuilding	$19,077,597	11,200,242	9,741,337	8,466,945	7,025,130
Lennar Financial Services	$867,831	770,109	687,255	620,527	454,381
Lennar Multifamily	$421,132	394,771	287,441	164,613	69,780
Rialto	$205,071	281,243	233,966	221,923	230,521
Total revenues	$20,571,631	12,646,365	10,949,999	9,474,008	7,779,812
Operating earnings (loss):
Lennar Homebuilding	$2,254,650	1,269,039	1,344,932	1,271,641	1,033,721
Lennar Financial Services	$187,430	155,524	163,617	127,795	80,138
Lennar Multifamily	$42,695	73,432	71,174	(7,171)	(10,993)
Rialto	$(21,584)	(22,495)	(16,692)	33,595	44,079
Gain on sale of Rialto investment and asset management platform	$296,407	—	—	—	—
Acquisition and integration costs related to CalAtlantic	$152,980	—	—	—	—
Corporate general and administrative expenses	$343,934	285,889	232,562	216,244	177,161
Earnings before income taxes	$2,262,684	1,189,611	1,330,469	1,209,616	969,784
Net earnings attributable to Lennar	$1,695,831	810,480	911,844	802,894	638,916
Diluted earnings per share	$5.44	3.38	3.86	3.39	2.75
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$28,566,181	18,745,034	15,361,781	14,419,509	12,923,151
Debt:
Lennar Homebuilding	$8,543,868	6,410,003	4,575,977	5,025,130	4,661,266
Lennar Financial Services	$1,256,174	937,431	1,077,228	858,300	704,143
Rialto	$317,016	625,081	622,335	771,728	617,077
Stockholders’ equity	$14,581,535	7,872,317	7,026,042	5,648,944	4,827,020
Total equity	$14,682,957	7,986,132	7,211,567	5,950,072	5,251,302
Shares outstanding (000s)	324,238	239,964	239,133	215,804	209,697
Stockholders’ equity per share	$44.97	32.81	29.38	26.18	23.02
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	45,627	29,394	26,563	24,292	21,003
New orders	45,826	30,348	27,372	25,106	22,029
Backlog of home sales contracts	15,616	8,935	7,623	6,646	5,832
Backlog dollar value	$6,570,123	3,550,366	2,891,538	2,477,751	1,974,328

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our inability to manage our cost structure, both in our Lennar Homebuilding and Lennar Multifamily businesses; our inability to realize all of the anticipated synergy benefits from the CalAtlantic acquisition or to realize them in the anticipated timeline; our inability to successfully execute our strategies; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Lennar Multifamily rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; negative effects of increasing mortgage interest rates; our inability to reduce the ratio of our homebuilding debt to our total capital net of cash; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
At the end of our fiscal 2018, we believe the market has taken a natural pause as higher home prices and rapid interest rate increases have combined to create a mismatch between prices and homebuyer expectations. While we saw traffic moderate and sales slow toward the end of 2018, with inventories low, we believe this is a temporary adjustment as strong employment, wage growth, consumer confidence and general economic growth drive the consumer to the market. We still believe that the housing market is primarily driven by the deficit in housing production that has persisted for over a decade. As interest rates have started to ease at the end of 2018 and beginning of 2019, we have seen traffic pick up. Additionally, if the market continues to remain soft, we believe our production-oriented focus should allow us to move quickly to realize reduced costs in an accelerated production pace. Alternatively, if the market returns to normalized levels, we believe we will have a superior position with more homes started and available to sell and the critically needed trade base to deliver them.
In spite of softer market conditions towards the back end of the year, fiscal 2018 was another strong year for Lennar, enhanced by the successful integration of CalAtlantic. Revenues totaled $20.6 billion, representing a 63% increase from 2017. This increase was largely driven by our homebuilding business which saw a 55% increase in deliveries to 45,627 homes primarily as a result of the CalAtlantic acquisition. Gross margins and operating margins, excluding backlog and construction in process write-up, were 21.8%, and 13.3%, respectively, which is an improvement in operating margins of 40 basis points from 2017. This improvement was driven by a reduction in S,G&A as a percentage of home sales revenue to 8.5%, which is an all-time fiscal year low, from 9.2% in 2017. Our new orders increased to 45,826, up 51% compared to fiscal 2017, primarily as a result of the CalAtlantic acquisition. In addition, we ended the year with a strong sales backlog of 15,616 homes or $6.6 billion, up 75% in homes and 85% in dollar value.
Consistent with our focus to revert to our core homebuilding platform, we sold our Rialto investment and asset management platform for $340 million in the fourth quarter of 2018. While we continue to hold valuable investment assets of Rialto, we will no longer oversee nor be engaged in the active management of Rialto. Subsequent to fiscal year end, we also sold the majority of our retail title agency business and our wholly owned title insurance carrier. In addition, we sold our real estate brokerage business in the first quarter of 2019.
In 2018, our Financial Services segment produced $187.4 million of pre-tax earnings, compared to $155.5 million in 2017. The increase was largely due to an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's Financial Services operations.
Our rental apartment business has seen significant pickup in both rents and lease-ups. The Multifamily segment generated $42.7 million in operating earnings in fiscal 2018, which was down from 2017 due to a strategic shift from a merchant build-to-sell model to a build-to-hold model. While we still have a pipeline of 30 merchant-build communities with over 9,000 homes and a total development cost of $3.6 billion, our real focus is to create long-term cash flow and value through the build-out of our Lennar Multifamily Venture I and II.
In fiscal 2019, we are very focused on cash flow generation to reduce debt and to opportunistically repurchase shares. To further enhance our cash flow generation, we are continuing our pivot to a land-lighter operating model with an emphasis on controlling more land through options versus a more cash-intensive land acquisition and development program. We ended the year with approximately 25% of our homesites controlled via option contracts and similar arrangements. Our goal is to increase this to over 40% in the next several years. We expect that this shift in land strategy should increase our returns on inventory and generate additional cash flow.
We are excited about our position and business strategy today. We expect that our Company’s main driver of earnings will continue to be our homebuilding and financial services operations as we expect to deliver over 50,000 homes in fiscal 2019. We benefit from the size and scale we have amassed in each of our strategic markets. We have shed non-core assets to generate cash and have continued to partner with technology companies that can help enhance our customers experience while reducing our overhead. Our reversion to core and technology investment strategies have combined to enable us to rationalize our overall business, recognize significant cash flow and profits, and improve our customers’ experience, while reducing headcount by approximately 1,600 associates from fiscal year end through January 2019. This strategy will continue to reduce company overhead and increase efficiency in our core operations. Overall, we believe we are on track to achieve another year of strong profitability in fiscal 2019.

Results of Operations
Overview
Our net earnings attributable to Lennar were $1.7 billion, or $5.44 per diluted share ($5.46 per basic share) in 2018, $810.5 million, or $3.38 per diluted share ($3.38 per basic share) in 2017, and $911.8 million, or $3.86 per diluted share ($4.05 per basic share) in 2016.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2018	2017	2016
Lennar Homebuilding revenues:
Sales of homes	$18,810,552	11,035,299	9,558,517
Sales of land	267,045	164,943	182,820
Total Lennar Homebuilding revenues	19,077,597	11,200,242	9,741,337
Lennar Homebuilding costs and expenses:
Costs of homes sold	15,121,738	8,601,346	7,362,853
Costs of land sold	206,971	135,075	138,111
Selling, general and administrative	1,608,164	1,015,848	898,917
Total Lennar Homebuilding costs and expenses	16,936,873	9,752,269	8,399,881
Lennar Homebuilding operating margins	2,140,724	1,447,973	1,341,456
Lennar Homebuilding equity in loss from unconsolidated entities	(91,915)	(61,708)	(49,275)
Lennar Homebuilding other income, net	205,841	22,774	52,751
Lennar Homebuilding loss due to litigation	—	(140,000)	—
Lennar Homebuilding operating earnings	$2,254,650	1,269,039	1,344,932
Lennar Financial Services revenues	$867,831	770,109	687,255
Lennar Financial Services costs and expenses	680,401	614,585	523,638
Lennar Financial Services operating earnings	$187,430	155,524	163,617
Lennar Multifamily revenues	$421,132	394,771	287,441
Lennar Multifamily costs and expenses	429,759	407,078	301,786
Lennar Multifamily equity in earnings from unconsolidated entities and other gain	51,322	85,739	85,519
Lennar Multifamily operating earnings	$42,695	73,432	71,174
Rialto revenues	$205,071	281,243	233,966
Rialto costs and expenses	190,413	247,549	229,769
Rialto equity in earnings from unconsolidated entities	25,816	25,447	18,961
Rialto other expense, net	(62,058)	(81,636)	(39,850)
Rialto operating loss	$(21,584)	(22,495)	(16,692)
Total operating earnings	$2,463,191	1,475,500	1,563,031
Gain on sale of Rialto investment and asset management platform	296,407	—	—
Acquisition and integration costs related to CalAtlantic	152,980	—	—
Corporate general and administrative expenses	343,934	285,889	232,562
Earnings before income taxes	$2,262,684	1,189,611	1,330,469
Net earnings attributable to Lennar	$1,695,831	810,480	911,844
Gross margin as a % of revenue from home sales (1)	19.6%	22.1%	23.0%
S,G&A expenses as a % of revenues from home sales	8.5%	9.2%	9.4%
Operating margin as a % of revenues from home sales	11.1%	12.9%	13.6%
Average sales price	$413,000	376,000	361,000
(1) Excluding the backlog/construction in progress write-up of $414.6 million related to purchase accounting on CalAtlantic homes that were delivered in the year ended November 30, 2018, gross margins on homes sales were $4.1 billion or 21.8%.

2018 versus 2017
Revenues from home sales increased 70% in the year ended November 30, 2018 to $18.8 billion from $11.0 billion in the year ended November 30, 2017. Revenues were higher primarily due to a 55% increase in the number of home deliveries, excluding unconsolidated entities, and a 10% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 45,563 homes in the year ended November 30, 2018 from 29,322 homes in the year ended November 30, 2017, primarily due to the significant increase in volume resulting from the CalAtlantic acquisition. There was an increase in home deliveries in all of our Homebuilding segments. The average sales price of homes delivered, excluding unconsolidated entities, increased to $413,000 in the year ended November 30, 2018 from $376,000 in the year ended November 30, 2017. Sales incentives offered to homebuyers were $23,500 per home delivered in the year ended November 30, 2018, or 5.4% as a percentage of home sales revenue, compared to $22,700 per home delivered in the year ended November 30, 2017, or 5.7% as a percentage of home sales revenue.
Gross margins on home sales were $3.7 billion, or 19.6%, in the year ended November 30, 2018, compared to $2.4 billion, or 22.1%, in the year ended November 30, 2017. The gross margin percentage on home sales decreased compared to the year ended November 30, 2017 primarily due to the backlog/construction in progress write-up of $414.6 million related to purchase accounting adjustments on CalAtlantic homes that were delivered in the year ended November 30, 2018, which impacted gross margins on home sales by 220 basis points. In addition there was an increase in construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Selling, general and administrative expenses were $1.6 billion in the year ended November 30, 2018, compared to $1.0 billion in the year ended November 30, 2017. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.5% in the year ended November 30, 2018, from 9.2% in the year ended November 30, 2017, primarily due to a reduction in personnel and related expenses, brokers commissions, and model and selling expenses as a percentage of home sales revenue. This was achieved through improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives.
Gross profits on land sales were $60.1 million in the year ended November 30, 2018, compared to $29.9 million in the year ended November 30, 2017. Lennar Homebuilding equity in loss from unconsolidated entities was $91.9 million in the year ended November 30, 2018, compared to $61.7 million in the year ended November 30, 2017. In the years ended November 30, 2018 and 2017, Lennar Homebuilding equity in loss from unconsolidated entities was attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales.
Lennar Homebuilding other income, net, totaled $205.8 million in the year ended November 30, 2018, compared to $22.8 million in the year ended November 30, 2017. In the year ended November 30, 2018, other income, net was primarily related to a $164.9 million gain on the sale of an 80% interest in one of our strategic joint ventures, Treasure Island Holdings.
Lennar Homebuilding loss due to litigation of $140 million in the year ended November 30, 2017 was related to litigation regarding a contract we entered into in 2005 to purchase property in Maryland. As a result of the litigation, we purchased the property for $114 million, which approximated our estimate of fair value for the property. In addition, we paid approximately $124 million in interest and other closing costs and have accrued for the amount we expect to pay as reimbursement for attorney's fees.
Lennar Homebuilding interest expense was $316.2 million in the year ended November 30, 2018 ($301.3 million was included in costs of homes sold, $3.6 million in costs of land sold and $11.3 million in other interest expense), compared to $277.8 million in the year ended November 30, 2017 ($260.7 million was included in costs of homes sold, $10.0 million in costs of land sold and $7.2 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Lennar Financial Services segment were $187.4 million in the year ended November 30, 2018, compared to $155.5 million in the year ended November 30, 2017. Operating earnings were impacted by an increase in the segment's title and mortgage operations due to the acquisition of CalAtlantic's Financial Services operations, partially offset by a decrease in refinance transactions.
Operating earnings for our Lennar Multifamily segment were $42.7 million in the year ended November 30, 2018, compared to operating earnings of $73.4 million in the year ended November 30, 2017. The decrease in profitability was primarily due to the segment's $61.2 million share of gains as a result of the sale of six operating properties by our Lennar Multifamily's unconsolidated entities and the sale of an investment in an operating property in the year ended November 30, 2018, compared to the segment's $96.7 million share of gains as a result of the sale of seven operating properties by our Lennar Multifamily's unconsolidated entities in the year ended November 30, 2017, as well as an increase in general and administrative expenses for the year ended November 30, 2018. The decrease in profitability for the year ended November 30, 2018 was partially offset by $16.2 million of promote revenue recognized in the year ended November 30, 2018 related to eight properties in LMV Fund I.
On November 30, 2018, we recorded a $296.4 million gain on the sale of our Rialto investment and asset management platform. Operating loss for our Rialto segment was $18.3 million in the year ended November 30, 2018 (which included $21.6 million of operating loss and an add back of $3.3 million of net loss attributable to noncontrolling interests). Operating earnings for the Rialto segment in the year ended November 30, 2017 were $23.6 million (which included $22.5 million of operating loss and add back of $46.1 million of net loss attributable to noncontrolling interests). The decrease in operating earnings was primarily as a result of non-recurring expenses, partially offset by a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios and a decrease in interest expense.
During the year ended November 30, 2018, we recorded $153.0 million of acquisition and integration costs that were comprised mainly of severance expenses and transaction costs and were included within the acquisition and integration costs related to CalAtlantic line item in the consolidated statement of operations.
Corporate general and administrative expenses were $343.9 million, or 1.7% as a percentage of total revenues, in the year ended November 30, 2018, compared to $285.9 million, or 2.3% as a percentage of total revenues, in the year ended November 30, 2017. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in revenues.
Net earnings (loss) attributable to noncontrolling interests were $21.7 million and ($38.7) million in the years ended November 30, 2018 and 2017, respectively. Net earnings attributable to noncontrolling interests during the year ended November 30, 2018 were primarily attributable to net earnings related to our Lennar Homebuilding consolidated joint ventures. Net loss attributable to noncontrolling interests during the year ended November 30, 2017 was primarily attributable to a net loss related to the FDIC's interest in the portfolio of real estate loans that we acquired in partnership with the FDIC in 2010.
In the years ended November 30, 2018 and 2017, we had a tax provision of $545.2 million and $417.9 million, respectively. Our overall effective income tax rates were 24.3% and 34.0% for the years ended November 30, 2018 and 2017, respectively. The decrease is primarily the result of the Tax Cuts and Jobs Act enacted in December 2017. The tax reform bill reduced the maximum federal corporate income tax rate to 21%, which also reduced the value of our deferred tax assets. As a result, we recorded a non-cash one-time write down of deferred tax assets that resulted in income tax expense of $68.6 million in the first quarter of fiscal year 2018.
2017 versus 2016
Revenues from home sales increased 15% in the year ended November 30, 2017 to $11.0 billion from $9.6 billion in 2016. Revenues were higher primarily due to an 11% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 29,322 homes in the year ended November 30, 2017 from 26,481 homes in 2016. There was an increase in home deliveries in all of our Homebuilding segments. The increase in the number of deliveries was primarily driven by an increase in active communities over 2016 and by higher demand as the number of deliveries per active community increased. The average sales price of homes delivered, excluding unconsolidated entities, increased to $376,000 in the year ended November 30, 2017 from $361,000 in the year ended November 30, 2016, primarily due to product mix (selling at different price points) and increased pricing in certain of our markets due to favorable market conditions. Sales incentives offered to homebuyers were $22,700 per home delivered in the year ended November 30, 2017, or 5.7% as a percentage of home sales revenue, compared to $22,500 per home delivered in the year ended November 30, 2016, or 5.9% as a percentage of home sales revenue.
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
Operating earnings for our Lennar Financial Services segment were $155.5 million in the year ended November 30, 2017, compared to $163.6 million in the year ended November 30, 2016. Operating earnings decreased due to lower profitability in the segment's mortgage operations as a result of a decrease in refinance transactions, which led to both lower origination volume and profit per loan. This was partially offset by higher profit per transaction in the segment's title operations and earnings from the real estate brokerage business which was acquired as part of the WCI Communities, Inc. ("WCI") acquisition in February 2017.
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
In the years ended November 30, 2017 and 2016, we had a tax provision of $417.9 million and $417.4 million, respectively. Our overall effective income tax rates were 34.0% and 31.4% for the years ended November 30, 2017 and 2016, respectively. The increase is primarily the result of the new energy efficient home credits expiring during the year ended November 30, 2017, which increased our effective tax rate by 1.74%. For the years ended November 30, 2017 and 2016, the impact of this tax credit was (0.73%) and (2.47%), respectively.

Homebuilding Segments
Our Homebuilding operations construct and sell homes primarily for first-time, move-up, active adult and luxury homebuyers primarily under the Lennar brand name. In addition, our homebuilding operations purchase, develop and sell land to third parties. In certain circumstances, we diversify our operations through strategic alliances and attempt to minimize our risks by investing with third parties in joint ventures. In connection with the CalAtlantic acquisition, we experienced significant growth in our homebuilding operations. As a result, our chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manages and assesses our performance at a regional level. Therefore, we performed an assessment of our operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of our four homebuilding regions, financial services operations, multifamily operations and Rialto operations are our operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography, and product type.
As of and for the year ended November 30, 2018, we have determined that each of our homebuilding regions are our homebuilding operating segments and consist of Homebuilding East, Homebuilding Central, Homebuilding Texas, and Homebuilding West. Information about homebuilding activities in our urban divisions that do not have economic characteristics similar to those in other divisions within the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. All prior periods have been adjusted to conform with our current presentation.
References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those four reportable segments.
At November 30, 2018 our homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments, including FivePoint

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2018	2017	2016
Homebuilding revenues:
East:
Sales of homes	$6,193,868	4,023,150	3,272,884
Sales of land	55,996	31,699	53,666
Total East	6,249,864	4,054,849	3,326,550
Central:
Sales of homes	2,260,105	915,835	919,562
Sales of land	30,782	7,683	9,418
Total Central	2,290,887	923,518	928,980
Texas:
Sales of homes	2,366,844	1,651,619	1,495,351
Sales of land	54,555	46,112	47,761
Total Texas	2,421,399	1,697,731	1,543,112
West:
Sales of homes	7,934,138	4,379,776	3,782,665
Sales of land	125,712	67,308	65,874
Total West	8,059,850	4,447,084	3,848,539
Other:
Sales of homes	55,597	64,919	88,055
Sales of land	—	12,141	6,101
Total Other	55,597	77,060	94,156
Total homebuilding revenues	$19,077,597	11,200,242	9,741,337

	Years Ended November 30,
(In thousands)	2018	2017	2016
Operating earnings (loss):
East:
Sales of homes	$728,934	569,145	523,961
Sales of land	20,287	5,593	21,986
Equity in loss from unconsolidated entities	(818)	(754)	(230)
Other income, net	10,818	1,717	16,358
Total East	759,221	575,701	562,075
Central:
Sales of homes	180,150	86,847	84,925
Sales of land	909	(491)	2,661
Equity in earnings (loss) from unconsolidated entities	691	(255)	(74)
Other income, net	858	1,598	622
Loss due to litigation (1)	—	(140,000)	—
Total Central	182,608	(52,301)	88,134
Texas:
Sales of homes	165,094	174,188	161,893
Sales of land	10,808	8,615	8,319
Equity in earnings from unconsolidated entities	469	8	364
Other expense, net	(3,922)	(2,599)	(265)
Total Texas	172,449	180,212	170,311
West:
Sales of homes	1,029,251	601,235	544,783
Sales of land	30,375	12,896	9,228
Equity in loss from unconsolidated entities (2)	(212)	(13,095)	(2,052)
Other income, net	22,888	14,880	33,914
Total West	1,082,302	615,916	585,873
Other:
Sales of homes	(22,779)	(13,310)	(18,815)
Sales of land	(2,305)	3,255	2,515
Equity in loss from unconsolidated entities (3)	(92,045)	(47,612)	(47,283)
Other income, net (4)	175,199	7,178	2,122
Total Other	58,070	(50,489)	(61,461)
Total homebuilding operating earnings	$2,254,650	1,269,039	1,344,932

(1)
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

(2)
Equity in loss for the year ended November 30, 2017 included our share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by profit from land sales.

(3)
Equity in loss from unconsolidated entities for the year ended November 30, 2018 included our share of operating net losses from unconsolidated entities driven by valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities. Equity in loss for the year ended November 30, 2017 included our share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by profit from land sales. Equity in loss for the year ended November 30, 2016 included our share of costs associated with the FivePoint combination and operational net losses from the new FivePoint unconsolidated entity, totaling $42.6 million, partially offset by $12.7 million of equity in earnings from one of our unconsolidated entities primarily due to sales of homesites to third parties.

(4)
Other income, net for the year ended November 30, 2018 included $164.9 million related to a gain on the sale of an 80% interest in one of Lennar Homebuilding's joint ventures, Treasure Island Holdings.

Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2018	2017	2016
East	18,161	12,625	10,913
Central	5,865	2,334	2,266
Texas	7,146	5,341	5,010
West	14,352	8,971	8,241
Other	103	123	133
Total	45,627	29,394	26,563
Of the total homes delivered listed above, 64, 72 and 82 represent home deliveries from unconsolidated entities for the years ended November 30, 2018, 2017 and 2016, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2018	2017	2016	2018	2017	2016
East	$6,193,868	4,023,150	3,276,072	$341,000	319,000	300,000
Central	2,260,105	915,835	919,563	385,000	392,000	406,000
Texas	2,366,844	1,651,619	1,495,351	331,000	309,000	298,000
West	7,934,138	4,379,775	3,782,664	553,000	488,000	459,000
Other	103,330	113,750	140,497	1,003,000	925,000	1,056,000
Total	$18,858,285	11,084,129	9,614,147	$413,000	377,000	362,000
Of the total dollar value of home deliveries listed above, $47.7 million, $48.8 million and $55.6 million represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2018, 2017 and 2016, respectively. The home deliveries from unconsolidated entities had an average sales price of $746,000 for the year ended November 30, 2018 and $678,000 for both years ended November 30, 2017 and 2016.
Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2018	2017	2016
East	$444,122	288,138	235,377
Central	157,420	66,554	64,856
Texas	237,703	173,005	160,950
West	222,684	132,920	128,761
Other	8,195	5,122	6,355
Total	$1,070,124	665,739	596,299

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2018	2017	2016	2018	2017	2016
East	$24,500	22,800	21,600	6.7%	6.7%	6.7%
Central	26,800	28,500	28,600	6.5%	6.8%	6.6%
Texas	33,300	32,400	32,100	9.1%	9.5%	9.7%
West	15,500	14,800	15,600	2.7%	2.9%	3.3%
Other	210,200	100,400	104,200	12.8%	7.3%	6.7%
Total	$23,500	22,700	22,500	5.4%	5.7%	5.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Years Ended November 30,
	Homes
	2018	2017	2016
East	19,297	13,214	11,303
Central	5,855	2,428	2,179
Texas	7,078	5,027	5,127
West	13,516	9,573	8,692
Other	80	106	71
Total	45,826	30,348	27,372
Of the total new orders listed above, 58, 65 and 23 represent new orders from unconsolidated entities for the years ended November 30, 2018, 2017 and 2016, respectively.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2018	2017	2016	2018	2017	2016
East	$6,505,867	4,190,651	3,417,855	$337,000	317,000	302,000
Central	2,263,946	968,771	867,632	387,000	399,000	398,000
Texas	2,284,726	1,540,418	1,562,513	323,000	306,000	305,000
West	7,544,235	4,752,656	4,025,723	558,000	496,000	463,000
Other	82,522	106,741	80,214	1,032,000	1,007,000	1,130,000
Total	$18,681,296	11,559,237	9,953,937	$408,000	381,000	364,000
Of the total dollar value of new orders listed above, $39.7 million, $48.0 million and $9.2 million represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2018, 2017 and 2016, respectively. The new orders from unconsolidated entities had an average sales price of $685,000, $738,000 and $401,000 for the years ended November 30, 2018, 2017 and 2016, respectively.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2018, 2017 and 2016.
Backlog (3):

	November 30,
	Homes
	2018	2017	2016
East (4)	7,075	3,812	2,865
Central (5)	1,986	715	621
Texas	2,148	1,339	1,653
West	4,401	3,040	2,438
Other	6	29	46
Total	15,616	8,935	7,623
Of the total homes in backlog listed above, 17, 23 and 30 represent homes in backlog from unconsolidated entities at November 30, 2018, 2017 and 2016, respectively.

	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2018	2017	2016	2018	2017	2016
East	$2,522,710	1,273,847	921,436	$357,000	334,000	322,000
Central	790,252	295,813	242,950	398,000	414,000	391,000
Texas	760,721	425,485	537,460	354,000	318,000	325,000
West	2,487,451	1,525,424	1,152,886	565,000	502,000	473,000
Other	8,989	29,797	36,806	1,498,000	1,027,000	800,000
Total	$6,570,123	3,550,366	2,891,538	$421,000	397,000	379,000

Of the total dollar value of homes in backlog listed above, $7.1 million, $15.2 million and $16.0 million represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2018, 2017 and 2016, respectively. The homes in backlog from unconsolidated entities had an average sales price of $420,000, $659,000 and $533,000 at November 30, 2018, 2017 and 2016, respectively.

(3)
During the year ended November 30, 2018, we acquired a total of 6,481 homes in backlog in connection with the CalAtlantic acquisition. Of the homes acquired that were in backlog, 2,126 homes were in the East, 1,281 homes were in the Central, 877 homes were in Texas and 2,197 homes were in the West.

(4)
During the year ended November 30, 2017, we acquired 359 homes in backlog as a result of the WCI acquisition. During the year ended November 30, 2016, we acquired 110 homes in backlog from other homebuilders.

(5)	During the year ended November 30, 2016, we acquired 58 homes in backlog.
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
We experienced cancellation rates as follows:

	Years Ended November 30,
	2018	2017	2016
East	14%	15%	14%
Central	11%	11%	13%
Texas	21%	21%	22%
West	14%	14%	14%
Other	21%	24%	17%
Total	15%	15%	16%
Active Communities:

	November 30,
	2018 (1)	2017	2016
East (2)	481	306	261
Central	243	86	81
Texas	240	158	155
West	361	211	194
Other	4	4	4
Total	1,329	765	695
Of the total active communities listed above, five communities represent active communities being developed by unconsolidated entities as of November 30, 2018. Of the total active communities listed above, four and two communities represent active communities being constructed by unconsolidated entities as of November 30, 2017 and 2016, respectively.

(1)
We acquired 542 active communities as part of the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 177 were in the East, 135 were in the Central, 99 were in Texas and 131 were in the West.

(2)	We acquired 51 active communities as part of the WCI acquisition on February 10, 2017.
Selected Pro Forma Homebuilding Data

On February 12, 2018, we completed our acquisition of CalAtlantic. To aid readers with comparability of key homebuilding metrics, we are including pro forma homebuilding information about combined new orders and deliveries of Lennar and CalAtlantic for the years ended November 30, 2018 and 2017 reflecting our updated homebuilding segments as if the acquisition occurred on December 1, 2016.

Pro forma Deliveries:

	Years Ended November 30,
	Homes
	2018	2017
East	19,231	17,339
Central	6,506	5,376
Texas	7,582	7,635
West	15,434	13,355
Other	103	123
Total	48,856	43,828
Pro forma New Orders:

	Years Ended November 30,
	Homes
	2018	2017
East	20,041	18,162
Central	6,484	5,520
Texas	7,372	7,144
West	14,303	14,362
Other	80	106
Total	48,280	45,294
The following table details our gross margins on home sales for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(Dollars in thousands)	2018 (1)		2017		2016
East:
Sales of homes	$6,193,868		4,023,150		3,272,884
Costs of homes sold	4,900,188		3,054,456		2,436,755
Gross margins on home sales	1,293,680	20.9%	968,694	24.1%	836,129	25.5%
Central:
Sales of homes	2,260,105		915,835		919,562
Costs of homes sold	1,882,114		736,586		744,997
Gross margins on home sales	377,991	16.7%	179,249	19.6%	174,565	19.0%
Texas:
Sales of homes	2,366,844		1,651,619		1,495,351
Costs of homes sold	1,952,366		1,303,268		1,168,825
Gross margins on home sales	414,478	17.5%	348,351	21.1%	326,526	21.8%
West:
Sales of homes	7,934,138		4,379,776		3,782,665
Costs of homes sold	6,331,368		3,448,691		2,941,798
Gross margins on home sales	1,602,770	20.2%	931,085	21.3%	840,867	22.2%
Other:
Sales of homes	55,597		64,919		88,055
Costs of homes sold (2)	55,702		58,345		70,478
Gross margins on home sales (2)	(105)	(0.2)%	6,574	10.1%	17,577	20.0%
Total gross margins on home sales	$3,688,814	19.6%	2,433,953	22.1%	2,195,664	23.0%
(1) During the year ended November 30, 2018, gross margin on home sales included backlog/construction in progress write-up of $414.6 million related to purchase accounting on CalAtlantic homes that were delivered in the year ended November 30, 2018.
(2) Costs of homes sold include period costs in Urban divisions that impact costs of homes sold without any sales of homes revenue.

2018 versus 2017
Homebuilding East: Revenues from home sales increased in 2018 compared to 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas, partially offset by a decrease in the average sales price of homes delivered in New Jersey. The increase in the number of deliveries was primarily driven by an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2018. Gross margin percentage on home sales for the year ended November 30, 2018 decreased compared to the same period last year primarily due to increases in construction and land costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries. This was partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in 2018 compared to 2017, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities including communities acquired from CalAtlantic. The average sales prices in the segment decreased in 2018 compared to 2017, primarily due to communities acquired from CalAtlantic in Indiana and Illinois, which are lower-priced communities, and a decrease in average sales prices in Georgia and Minnesota. The decrease in the average sales price of homes delivered in Georgia and Minnesota was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2018. Gross margin percentage on home sales for the year ended November 30, 2018 decreased compared to the same period last year primarily due to increases in construction and land costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries.
Homebuilding Texas: Revenues from home sales increased in 2018 compared to 2017, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered. The increase in the number of deliveries was primarily driven by an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales for the year ended November 30, 2018 decreased compared to the same period last year primarily due to increases in construction and land costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries. This was partially offset by an increase in the average sales price of homes delivered.
Homebuilding West: Revenues from home sales increased in 2018 compared to 2017, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home sales for the year ended November 30, 2018 decreased compared to the same period last year primarily due to increases in construction and land costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries. This was partially offset by an increase in the average sales price of homes delivered.

2017 versus 2016
Homebuilding East: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries in all states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas, partially offset by a decrease in the average sales price of homes delivered in New Jersey. The increase in the number of deliveries was primarily driven by an increase in active communities during 2017 primarily related to the WCI acquisition. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities and favorable market conditions. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2017. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to 2016 primarily due to an increase in direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales decreased slightly in 2017 compared to 2016, primarily due to a decrease in the number of home deliveries in Georgia and Virginia and a slight decrease in the average sales price of homes delivered in all the states in the segment. This was partially offset by an increase in the number of home deliveries in Minnesota and Tennessee. The decrease in the number of deliveries in Georgia and Virginia was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The increase in the number of deliveries in Minnesota and Tennessee was primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered in all states in Homebuilding Central, was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2017. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to 2016 primarily due to an increase in land and direct construction costs per home.
Homebuilding Texas: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of deliveries in Homebuilding Texas was primarily driven by higher demand as the number of deliveries per active community increased and the number of active communities increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to the same period last year primarily due to an increase in land and direct construction costs per home, partially offset by an increase in the average sales price of homes delivered.
Homebuilding West: Revenues from home sales increased in 2017 compared to 2016, primarily due to an increase in the number of home deliveries in all the states in the segment, except Colorado and an increase in the average sales price in all the states in the segment, except Oregon. The increase in the number of home deliveries is primarily driven by higher demand as the number of deliveries per active community increased. The decrease in the number of deliveries in Colorado was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to a change in product mix and favorable market conditions. The decrease in the average sales price of homes delivered in Oregon was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities during the year ended November 30, 2017. Gross margin percentage on home sales for the year ended November 30, 2017 decreased compared to the same period last year primarily due to an increase in direct construction and land costs per home, partially offset by an increase in the average sales price of homes delivered.
Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Our Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of our loan securitization activities. We do not believe these claims will have a material adverse effect on our business.

The following table sets forth selected financial and operational information related to our Lennar Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2018	2017	2016
Revenues	$867,831	770,109	687,255
Costs and expenses	680,401	614,585	523,638
Operating earnings	$187,430	155,524	163,617
Dollar value of mortgages originated	$11,079,000	8,973,000	9,343,000
Number of mortgages originated	36,500	31,600	33,500
Mortgage capture rate of Lennar homebuyers	73%	80%	82%
Number of title and closing service transactions	118,000	110,000	116,000
Number of title policies issued	297,600	314,800	298,900

Subsequent to November 30, 2018, we sold the majority of our retail title business, our title insurance underwriting business, and our real estate brokerage business and contracted to sell our business of offering residential mortgages to non-Lennar homebuyers.
Lennar Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Originally, our Lennar Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in ventures that build multifamily properties with the intention of retaining them after they are completed.
As of November 30, 2018 and 2017, our balance sheet had $874.2 million and $710.7 million, respectively, of assets related to our Lennar Multifamily segment, which included investments in unconsolidated entities of $481.1 million and $407.5 million, respectively. Our net investment in the Lennar Multifamily segment as of November 30, 2018 and 2017 was $703.6 million and $561.0 million, respectively. During the year ended November 30, 2018, our Lennar Multifamily segment sold, through its unconsolidated entities, 6 operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. During both years ended November 30, 2017 and 2016, our Lennar Multifamily segment sold seven operating properties, through its unconsolidated entities, resulting in the segment's $96.7 million and $91.0 million share of gains, respectively. During the year ended November 30, 2016, our Lennar Multifamily segment sold land to third parties generating gross profit of $5.6 million.
Our Lennar Multifamily segment had equity investments in 22 and 27 unconsolidated entities (including the Lennar Multifamily Venture Fund I LP (the "Venture Fund") and Lennar Multifamily Venture Fund II LP, ("Venture Fund II") as of November 30, 2018 and 2017, respectively. As of November 30, 2018, our Lennar Multifamily segment had interests in 55 communities with development costs of $6.3 billion, of which 23 communities were completed and operating, 5 communities were partially completed and leasing, 19 communities were under construction and the remaining communities were either owned or under contract. As of November 30, 2018, our Lennar Multifamily segment also had a pipeline of potential future projects totaling $3.5 billion of anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Venture Fund II, for the development, construction and property management of Class-A multifamily assets. As of November 30, 2018, Venture Fund II had approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2018, $252.1 million in equity commitments were called, of which we contributed our portion of $81.2 million, which was made up of a $188.4 million inventory and cash contributions, offset by $107.2 million of distributions as a return of capital, resulting in a remaining equity commitment for the Company of $173.8 million. As of November 30, 2018, the carrying value of our investment in Venture Fund II was $63.0 million. The difference between our net contributions and the carrying value of our investments was related to a basis difference. Venture Fund II is currently seeded with eight undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion.
Rialto Segment
As of November 30, 2018, our Rialto operating segment was a commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans as well as investing our own capital in real estate related mortgage loans, properties and related securities. We sold our Rialto investment and asset management platform on November 30, 2018 for $340 million, which resulted in a gain of $296.4 million. We retained our RMF business, which moved into our Financial Services segment as of December 1, 2018. We also retained our fund investments along with our carried interests in various Rialto funds and investments in other Rialto balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $297.4 million at November 30, 2018, and we are committed to invest as much as an additional $71.6 million in Rialto funds.
Rialto's operating losses were as follows:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Revenues	$205,071	281,243	233,966
Costs and expenses (1)	190,413	247,549	229,769
Rialto equity in earnings from unconsolidated entities	25,816	25,447	18,961
Rialto other expense, net (2)	(62,058)	(81,636)	(39,850)
Operating loss (3)	$(21,584)	(22,495)	(16,692)

(1)
Costs and expenses included loan impairments of $2.1 million, $32.6 million and $18.2 million for the years ended November 30, 2018, 2017 and 2016, respectively, primarily associated with the segment's FDIC loans portfolio (before noncontrolling interests).

(2)
Rialto other expense, net, included REO impairments of $33.2 million, $63.6 million and $24.4 million for the years ended November 30, 2018, 2017 and 2016, respectively. Additionally, for the year ended November 30, 2018, Rialto other expense, net, included non-recurring expenses.

(3)	Operating loss for the years ended November 30, 2018, 2017 and 2016 included net loss attributable to noncontrolling interests of $3.3 million, $46.1 million and $18.8 million, respectively.
The following is a detail of Rialto other expense, net:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Realized gains on REO sales, net	$3,734	4,578	17,495
Unrealized losses on transfer of loans receivable to REO and impairments, net	(33,099)	(64,623)	(23,087)
REO and other expenses	(70,084)	(49,432)	(54,008)
Rental and other income	37,391	27,841	19,750
Rialto other expense, net	$(62,058)	(81,636)	(39,850)
RMF
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business has become a significant contributor to Rialto's revenues.
During the year ended November 30, 2018, RMF originated loans with a total principal balance of $1.4 billion, all of which was recorded as loans held-for-sale, and sold $1.5 billion of loans into 16 separate securitizations. During the year ended November 30, 2017, RMF originated loans with a principal balance of $1.7 billion of which $1.6 billion were recorded as loans held-for-sale and $98.4 million were recorded as accrual loans within loans receivable, net, and sold $1.5 billion of loans into 12 separate securitizations. As of November 30, 2018, originated loans with an unpaid balance of $218.4 million were sold into a securitization trust but not settled and thus were included as receivables, net. As of November 30, 2017, there were no unsettled transactions.
Investments
Rialto was the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. During the year ended November 30, 2018, Rialto also earned fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. We retained our fund investments along with our carried interests in various Rialto funds and investments in other Rialto balance sheet assets.

At November 30, 2018 and 2017, the carrying value of Rialto's commercial mortgage-backed securities ("CMBS") was $197.0 million and $179.7 million, respectively. These securities were purchased at discount rates ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviewed changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during any of the years ended November 30, 2018, 2017 and 2016. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Financial Condition and Capital Resources
At November 30, 2018, we had cash and cash equivalents related to our homebuilding, financial services, Rialto and multifamily operations of $1.6 billion, compared to $2.7 billion and $1.3 billion at November 30, 2017 and 2016, respectively.
We finance all of our activities including homebuilding, financial services, Rialto, multifamily and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During 2018, 2017 and 2016, cash provided by operating activities totaled $1.7 billion, $996.9 million and $507.8 million, respectively. During 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $412.8 million, deferred income tax expense of $268.0 million and a decrease in loans held-for-sale of $5.8 million of which $153.3 million related to Rialto, partially offset by an increase in loans held-for-sale of $147.5 million related to Lennar Financial Services. In addition, cash provided by operating activities was negatively impacted by an increase in other assets of $36.9 million, an increase in receivables of $431.2 million and an increase in inventories due to strategic land purchases, land development and construction costs of $135.9 million. For the year ended November 30, 2018, distributions of earnings from unconsolidated entities were $113.1 million, which included (1) $69.9 million from Lennar Homebuilding unconsolidated entities, (2) $37.8 million from Lennar Multifamily unconsolidated entities, and (3) $5.4 million from Rialto unconsolidated entities.
During 2017, cash provided by operating activities was positively impacted by our net earnings, a decrease in receivables, an increase in accounts payable and other liabilities and a decrease in restricted cash, partially offset by an increase in other assets and an increase in loans held-for-sale of $108.9 million related to Rialto. In addition, cash provided by operating activities was negatively impacted by an increase in inventories due to strategic land purchases, land development and construction costs. For the year ended November 30, 2017, distributions of earnings from unconsolidated entities were $137.7 million, which included (1) $35.0 million from Lennar Homebuilding unconsolidated entities, (2) $12.9 million from Rialto unconsolidated entities, and (3) $89.7 million from Lennar Multifamily unconsolidated entities.
During 2016, cash provided by operating activities was positively impacted by our net earnings, a net decrease in loans held-for-sale primarily related to RMF due to the timing of the securitizations and an increase in accounts payable and other liabilities, partially offset by a smaller increase in inventories than in 2015 due to our soft-pivot strategy, and an increase in receivables and other assets. For the year ended November 30, 2016, distributions of earnings from unconsolidated entities were $102.0 million, which included (1) $86.3 million from Lennar Multifamily unconsolidated entities, (2) $14.0 million from Rialto unconsolidated entities, and (3) $1.7 million from Lennar Homebuilding unconsolidated entities.
Investing Cash Flow Activities
During 2018, 2017 and 2016, cash used in investing activities totaled $608.1 million, $869.8 million and $85.8 million, respectively. During 2018, our cash used in investing activities was primarily due to our $1.1 billion acquisition of CalAtlantic, net of cash acquired, net additions to operating properties and equipment of $130.4 million and cash contributions of $405.5 million to unconsolidated entities, which included (1) $230.9 million to Lennar Homebuilding unconsolidated entities, (2) $113.0 million to Lennar Multifamily unconsolidated entities primarily for working capital and (3) $61.7 million to Rialto unconsolidated entities. This was partially offset by the receipt of $340 million from the sale of our Rialto investment and asset management platform to investment funds managed by Stone Point Capital, $225.3 million of proceeds from the sale of investments in unconsolidated entities, including $200 million of proceeds from the sale of an 80% interest in one of our strategic joint ventures, Treasure Island Holdings, proceeds from maturities/sales of investment securities of $85.2 million, and distributions of capital from unconsolidated entities of $362.5 million, which primarily included (1) $172.0 million from Lennar Multifamily unconsolidated entities, (2) $141.0 million from Lennar Homebuilding unconsolidated entities, and (3) $49.3 million from Rialto unconsolidated entities.
During 2017, our cash used in investing activities was primarily due to our $611.1 million acquisition of WCI, net of cash acquired. In addition, we had cash contributions to unconsolidated entities of $430.3 million, which included (1) $261.9 million to Lennar Homebuilding unconsolidated entities primarily for working capital and paydowns of joint venture debt, including $120.7 million to FivePoint, (2) $119.7 million to Lennar Multifamily unconsolidated entities primarily for working capital and (3) $48.7 million to Rialto unconsolidated entities comprised primarily of $32.9 million contributed to Fund III, $8.8 million contributed to RCP and $7.0 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of CMBS bonds by our Rialto segment. This was partially offset by the receipt of $165.4 million of principal payments on loans receivable and other, $86.6 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $207.3 million, which primarily included (1) $83.0 million from Lennar Multifamily unconsolidated entities, of which $26.8 million was distributed by the Venture Fund, (2) $80.9 million from Lennar Homebuilding unconsolidated entities, and (3) $41.6 million from Rialto unconsolidated entities comprised primarily of $21.2 million distributed by Fund II, $5.4 million distributed by Fund III, $7.0 million distributed by the Mezzanine Fund, and $5.4 million distributed by the CMBS Funds.
During 2016, our cash used in investing activities was primarily impacted by cash contributions to unconsolidated entities of (1) $198.2 million to Lennar Multifamily unconsolidated entities primarily related to contributions to the Venture Fund, (2) $184.2 million to Lennar Homebuilding unconsolidated entities primarily for working capital, (3) $43.4 million to Rialto unconsolidated entities comprised of $28.8 million contributed to the CMBS Funds, $7.2 million contributed to Fund III, $5.7 million contributed to RCP and $1.7 million contributed to other investments. In addition, cash used in investing activities was impacted by purchases of CMBS by our Rialto segment and origination of loans receivable primarily related to floating rate loans originated by RMF. This was partially offset by distributions of capital from unconsolidated entities of (1) $251.2 million from Lennar Multifamily unconsolidated entities, of which $193.7 million was distributed by the Venture Fund, (2) $44.6 million from Lennar Homebuilding unconsolidated entities, and (3) $27.4 million from Rialto unconsolidated entities comprised of $12.8 million distributed by Fund II, $11.7 million distributed by the Mezzanine Fund and $2.9 million distributed by the CMBS Funds; by the receipt of $97.9 million of proceeds from the sales of REO; and receipt of $84.4 million of principal payments on loans receivable and settlement of accrual loans.
Financing Cash Flow Activities
During 2018, 2017 and 2016, our cash (used in) provided by financing activities totaled ($2.2) billion, $1.2 billion and ($250.9) million, respectively. During 2018, our cash used in financing activities was primarily impacted by (1) $575 million aggregate principal redemption of our 8.375% senior notes due 2018 (the "8.375% Senior Notes"), (2) $454.7 million net repayments under our revolving Credit Facility, (3) $359.0 million of aggregate principal payment on Rialto's 7.00% senior notes due December 2018 and other notes payable, (4) payment at maturity of $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes"), (5) $250 million aggregate principal redemption of our 6.95% senior notes due 2018 (the "6.95% Senior Notes"), (6) $138.5 million principal payments on other borrowings, and (7) $89.6 million of payments related to noncontrolling interests. This was partially offset by $272.9 million of net borrowings under our Lennar Financial Services and Rialto warehouse facilities.
During 2017, our cash provided by financing activities was primarily attributed to the receipt of proceeds related to the (1) issuance of $600 million aggregate principal amount of 4.125% senior notes due 2022, (2) issuance of $650 million aggregate principal amount of 4.50% senior notes due 2024, (3) issuance of $300 million aggregate principal amount of 2.95% senior notes due 2020 (the "2.95% Senior Notes"), (4) issuance of $900 million aggregate principal amount of 4.750% senior notes due 2027 (the "4.750% Senior Notes"), (5) $31.2 million of proceeds from other borrowings, (6) $99.6 million of proceeds from the issuance of Rialto notes payable and (7) $195.5 million of proceeds from other liabilities. This was partially offset by (1) the retirement of $400 million aggregate principal amount of our 12.25% senior notes due 2017, (2) the redemption of $400 million aggregate principal amount of our 4.75% senior notes due 2017, (3) the redemption of $250 million principal amount of our 6.875% senior notes due 2021 that had been issued by WCI, (4) $199.7 million of net repayments under our warehouse facilities, which was comprised of $139.8 million of net repayments under our Lennar Financial Services warehouse repurchase facilities and $59.9 million of net repayments under our Rialto warehouse facilities, (5) $74.4 million of payments related to noncontrolling interests, and (5) $139.7 million of principal payments on other borrowings. The proceeds from the issuance of the 2.95% Senior Notes and the 4.750% Senior Notes were used primarily to pay the cash portion of the consideration related to the merger with CalAtlantic.
During 2016, our cash used in financing activities was primarily impacted by (1) the redemption of $250 million aggregate principal amount of our 6.50% senior notes due April 2016, (2) $234.0 million of cash payments in connection with exchanges or conversions of our 2.75% convertible senior notes due December 2020, (3) $211.0 million of principal payments on other borrowings, (4) $111.3 million of net repayments under our Rialto's warehouse repurchase facilities, and (5) $127.4 million of payments related to noncontrolling interests. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $500 million aggregate principal amount of our 4.750% senior notes due 2021 and $218.8 million of net borrowings under our Lennar Financial Services' warehouse repurchase facilities.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2018	2017
Lennar Homebuilding debt	$8,543,868	6,410,003
Stockholders’ equity	14,581,535	7,872,317
Total capital	$23,125,403	14,282,320
Lennar Homebuilding debt to total capital	36.9%	44.9%
Lennar Homebuilding debt	$8,543,868	6,410,003
Less: Lennar Homebuilding cash and cash equivalents	1,337,807	2,282,925
Net Lennar Homebuilding debt	$7,206,061	4,127,078
Lennar Homebuilding net debt to total capital (1)	33.1%	34.4%

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

At November 30, 2018, Lennar Homebuilding debt to total capital was lower compared to the prior year period, primarily as a result of an increase in stockholders' equity primarily related to the issuance of shares in connection with the CalAtlantic acquisition and net earnings, partially offset by an increase in homebuilding debt primarily related to an increase in Lennar Homebuilding debt due to the CalAtlantic acquisition.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructuring, joint ventures, spin-offs or initial public offerings as we intend to move back towards being a pure play homebuilding company over time. On November 30, 2018, we sold the Rialto Management Group. However, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $297.4 million at November 30, 2018, and are committed to invest as much as an additional $71.6 million in Rialto funds.

The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2018	2017
0.25% convertible senior notes due 2019	$1,291	—
4.500% senior notes due 2019	499,585	498,793
4.50% senior notes due 2019	599,176	598,325
6.625% senior notes due 2020 (1)	311,735	—
2.95% senior notes due 2020	298,838	298,305
8.375% senior notes due 2021 (1)	435,897	—
4.750% senior notes due 2021	498,111	497,329
6.25% senior notes due December 2021 (1)	315,283	—
4.125% senior notes due 2022	596,894	595,904
5.375% senior notes due 2022 (1)	261,055	—
4.750% senior notes due 2022	570,564	569,484
4.875% senior notes due December 2023	395,759	394,964
4.500% senior notes due 2024	646,078	645,353
5.875% senior notes due 2024 (1)	452,833	—
4.750% senior notes due 2025	497,114	496,671
5.25% senior notes due 2026 (1)	409,133	—
5.00% senior notes due 2027 (1)	353,275	—
4.75% senior notes due 2027	892,297	892,657
4.125% senior notes due December 2018	—	274,459
6.95% senior notes due 2018	—	249,342
Mortgage notes on land and other debt	508,950	398,417
	$8,543,868	6,410,003

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

The carrying amounts of the senior notes listed above are net of debt issuance costs of $31.2 million and $33.5 million, as of November 30, 2018 and 2017, respectively.
Our Lennar Homebuilding average debt outstanding was $9.1 billion with an average rate for interest incurred of 4.8% for the year ended November 30, 2018, compared to $5.7 billion with an average rate for interest incurred of 4.8% for the year ended November 30, 2017. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2018 was $423.7 million, compared to $290.3 million in 2017. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from debt as well as borrowings under our Credit Facility.

The terms of each of our senior notes outstanding at November 30, 2018 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
0.25% convertible senior notes due 2019	$1,300	(3)	(3)	(3)
4.500% senior notes due 2019	500,000	495,725	(4)	February 2014
4.50% senior notes due 2019	600,000	595,801	(5)	November 2014, February 2015
6.625% senior notes due 2020	300,000	(3)	(3)	(3)
2.95% senior notes due 2020	300,000	298,800	100%	November 2017
8.375% senior notes due 2021	400,000	(3)	(3)	(3)
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
6.25% senior notes due December 2021	300,000	(3)	(3)	(3)
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
5.375% senior notes due 2022	250,000	(3)	(3)	(3)
4.750% senior notes due 2022	575,000	567,585	(6)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017

(1)
Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.

(2)	We generally use the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.

(3)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of Lennar Corporation. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

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
During the second quarter of 2018, holders of $6.7 million principal amount of CalAtlantic’s 1.625% convertible senior notes due 2018 and $266.2 million principal amount of CalAtlantic’s 0.25% convertible senior notes due 2019 either caused us to purchase them for cash or converted them into a combination of our Class A and Class B common stock and cash, resulting in our issuing approximately 3,654,000 shares of Class A common stock and 72,000 shares of Class B common stock, and paying $59.1 million in cash to former noteholders. All but $1.3 million of the principal balance of the convertible senior notes had either been converted or redeemed.
In November 2018, we redeemed $275 million aggregate principal amount of the 4.125% Senior Notes. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In June 2018, we redeemed $250 million aggregate principal amount of the 6.95% Senior Notes. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In May 2018, we redeemed $575 million aggregate principal amount of the 8.375% Senior Notes. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest. The 8.375% Senior Notes with $575 million of principal amount were obligations of CalAtlantic when it was acquired and $485.6 million principal amount was subsequently exchanged in part for notes of Lennar Corporation.
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
In February 2018, we amended the credit agreement governing our Credit Facility to increase the maximum borrowings from $2.0 billion to $2.6 billion and extended the maturity on $2.2 billion of the Credit Facility from June 2022 to April 2023, with $70 million that matured in June 2018 and the remaining $50 million maturing in June 2020. As of November 30, 2018, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2018 and 2017, we had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we are in compliance with our debt covenants at November 30, 2018. In addition, we had $285 million in letter of credit facilities with different financial institutions at November 30, 2018.
Under the amended Credit Agreement executed in February 2018 (the " Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $6.0 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2018, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2018, minus the lesser of 50% of the amount paid after February 12, 2018 to repurchase common stock and $100 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2018.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2018:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2018
Minimum net worth test	$6,539,138	9,392,336
Maximum leverage ratio	65.0%	40.1%
Liquidity test (1)	1.00	3.30

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
Our performance letters of credit outstanding were $598.4 million and $384.4 million at November 30, 2018 and 2017, respectively. Our financial letters of credit outstanding were $165.4 million and $127.4 million at November 30, 2018 and

2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2018, we had outstanding surety bonds of $2.7 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
At November 30, 2018, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2018 (1)	$400,000
364-day warehouse repurchase facility that matures March 2019 (2)	300,000
364-day warehouse repurchase facility that matures June 2019	700,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
Total	$1,900,000

(1)	Subsequent to November 30, 2018, the maturity date was extended to February 2019. Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.3 billion and $937.2 million, at November 30, 2018 and 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.3 billion and $974.1 million, at November 30, 2018 and 2017, respectively. The combined effective interest rate on the facilities at November 30, 2018 was 4.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
At November 30, 2018, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2019	$200,000
364-day warehouse repurchase facility that matures December 2019	200,000
364-day warehouse repurchase facility that matures December 2019	250,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loans origination and securitization business	$850,000
Warehouse repurchase facility that matures December 2019 (two - one year extensions) (1)	50,000
Total	$900,000

(1)
Rialto uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both November 30, 2018 and 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $178.8 million and $162.1 million as of November 30, 2018 and 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature.
In March 2018, Rialto paid off the remaining principal balance of its 7.00% senior notes due December 2018 (the "7.00% Senior Notes"). As of November 30, 2017, the carrying amount, net of debt issuance costs, of the 7.00% Senior Notes was $349.4 million.
Changes in Capital Structure
We had a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the year ended November 30, 2018, under our stock repurchase program, we repurchased 6.0 million shares of Class A common stock for $249.9 million at an average share price of $41.63. During the years ended November 30, 2017 and 2016, there were no share repurchases of common stock under the stock repurchase program.
Subsequent to November 30, 2018, our Board of Directors authorized us to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date.
During the years ended November 30, 2018, treasury stock increased by 7.0 million shares of Class A common stock due primarily to 6.0 million shares of common stock repurchased during the year through our stock repurchase program. During the year ended November 30, 2017, treasury stock increased by 0.6 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
During the years ended November 30, 2018, 2017 and 2016, our Class A and Class B common stockholders received an aggregate per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2018, we had equity investments in 59 homebuilding and land unconsolidated entities (of which 5 had recourse debt, 10 had non-recourse debt and 44 had no debt), compared to 38 homebuilding and land unconsolidated entities at November 30, 2017. At November 30, 2018, the 59 unconsolidated joint ventures includes 20 unconsolidated entities in which CalAtlantic or a subsidiary is the participant. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Additionally in recent years, we have invested in technology companies that are looking to improve the homebuilding and financial services industry in order to better serve our customers and increase efficiencies. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
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
As described above, the liquidity needs of joint ventures in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition and development of properties. As the properties are completed and sold, cash generated is available to repay debt and for distribution to the joint ventures' members. Thus, the amount of cash available for a joint venture to distribute at any given time is primarily a function of the scope of the joint venture’s activities and the stage in the joint venture’s life cycle.
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

Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2018	2017	2016
Revenues	$525,931	471,899	439,874
Costs and expenses	729,700	616,217	578,831
Other income, net (1)	186,982	23,253	—
Net loss of unconsolidated entities (1)	$(16,787)	(121,065)	(138,957)
Lennar Homebuilding equity in loss from unconsolidated entities (1)	$(91,915)	(61,708)	(49,275)
Lennar Homebuilding cumulative share of net earnings - deferred at November 30	$35,233	47,621	41,495
Lennar Homebuilding investments in unconsolidated entities (2)	$996,926	900,769	811,723
Equity of the unconsolidated entities	$4,238,265	4,196,811	3,765,336
Lennar Homebuilding investment % in the unconsolidated entities (3)	24%	21%	22%

(1)
During the year ended November 30, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, we have a 70% interest in the FivePoint TRA Liability. Therefore, we did not include in Lennar Homebuilding’s equity in loss from unconsolidated entities the pro-rata share of earnings related to our portion of the TRA Liability. As a result, our unconsolidated entities have net losses of only $16.8 million, but we have an equity in loss from unconsolidated entities of $91.9 million.

(2)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities.

(3)
Our share of profit and cash distributions from operations could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the year ended November 30, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales.
For the year ended November 30, 2017, one of our unconsolidated entities had equity in earnings of $11.9 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, we entered into an option contract to purchase all 475 homesites from the land bank. Due to our continuing involvement with respect to the homesites sold from the investee entity, we deferred all of our equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $4.9 million.
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

Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$782,565	953,261
Inventories	4,291,470	3,751,525
Other assets	1,251,884	1,061,507
	$6,325,919	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$875,380	832,151
Debt (1)	1,212,274	737,331
Equity	4,238,265	4,196,811
	$6,325,919	5,766,293

(1)
Debt is net of debt issuance costs of $12.4 million and $5.7 million, for the years ended November 30, 2018 and 2017, respectively. The increase in debt in 2018 was primarily related to $500 million of senior notes issued by FivePoint.

In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, we invested an additional $100 million in FivePoint in a private placement. As of November 30, 2018, we own approximately 40% of FivePoint and the carrying amount of our investment is $342.7 million.
As of November 30, 2018 and 2017, our recorded investments in Lennar Homebuilding unconsolidated entities were $996.9 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both November 30, 2018 and 2017 was $1.3 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us.
The Lennar Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2018	2017
Debt	$1,212,274	737,331
Equity	4,238,265	4,196,811
Total capital	$5,450,539	4,934,142
Debt to total capital of our unconsolidated entities	22.2%	14.9%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2018	2017
Land development	$814,835	841,507
Homebuilding	64,523	32,754
Strategic technology investments	117,568	26,508
Total investments (1)	$996,926	900,769

(1)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities.
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
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, was as follows:

	November 30,
(Dollars in thousands)	2018	2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,313	64,197
Non-recourse land seller debt and other debt	—	1,997
Non-recourse debt with completion guarantees	239,568	255,903
Non-recourse debt without completion guarantees (1)	871,088	351,800
Non-recourse debt to Lennar	1,158,969	673,897
Lennar’s maximum recourse exposure (2)	65,707	69,181
Debt issuance costs	$(12,402)	(5,747)
Total debt	$1,212,274	737,331
Lennar’s maximum recourse exposure as a % of total JV debt	5%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)
As of November 30, 2018 and 2017, our maximum recourse exposure was primarily related to us providing a repayment guarantee on four unconsolidated entities' debt and three unconsolidated entities' debt, respectively.

During the year ended November 30, 2018, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $3.5 million. The decrease was primarily attributable to a $13.0 million decrease in maximum recourse indebtedness resulting from a joint venture selling assets, partially offset by us providing a repayment guarantee on unconsolidated entities' debt of $2.6 million on Lennar Homebuilding unconsolidated entities debt, an increase in recourse debt due to additional borrowings of $6.2 million.
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
As of both November 30, 2018 and 2017, the fair values of the repayment and completion guarantees were not material. We believe that as of November 30, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 7 of the notes to our consolidated financial statements).
In view of credit market conditions during the past several years, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is possible that we will have some balance of unpaid guarantee liability. At both November 30, 2018 and 2017, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2018 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Maximum recourse debt exposure to Lennar	$65,707	43,596	19,562	2,549	—	—
Debt without recourse to Lennar	1,158,969	388,740	137,775	129,089	503,365	—
Debt issuance costs	(12,402)	—	—	—	—	(12,402)
Total	$1,212,274	432,336	157,337	131,638	503,365	(12,402)

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments by the carrying value of Lennar's investment as of November 30, 2018:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio

FivePoint	$342,671	2,958,867	—	565,130	565,130	1,868,970	23%
Opendoor (1)	66,712	—	—	—	—	—	—%
Dublin Crossings (2)	64,395	215,557	—	—	—	176,606	—%
Heritage Hills Irvine	61,171	160,277	2,625	18,379	21,004	133,949	14%
Heritage Fields El Toro	45,131	1,158,728	—	5,919	5,919	1,006,699	1%
SC East Landco	41,040	97,797	—	—	—	97,499	—%
Runkle Canyon	38,349	76,905	—	—	—	76,699	—%
Hippo Analytics (1)	32,859	—	—	—	—	—	—%
E.L. Urban Communities	30,940	53,640	—	12,395	12,395	40,362	23%
Mesa Canyon Community Partners (2)	30,378	127,864	—	37,112	37,112	91,085	29%
10 largest JV investments (3)	753,646	4,849,635	2,625	638,935	641,560	3,491,869	16%
Other JVs (4)	243,280	1,476,284	63,082	520,034	583,116	746,396	44%
Total	$996,926	6,325,919	65,707	1,158,969	1,224,676	4,238,265	22%
Debt issuance costs			—	(12,402)	(12,402)
Total JV debt			65,707	1,146,567	1,212,274

(1)	Financial statements are not publicly available and thus only our investment balance has been included in the table above.

(2)	Joint ventures acquired from CalAtlantic.

(3)
The 10 largest joint ventures by the carrying value of Lennar's investment presented above represent the majority of total JVs assets and equity, 4% of total JV maximum recourse debt exposure to Lennar and 55% of total JV debt without recourse to Lennar. FivePoint, Opendoor, and Hippo Analytics are included in Homebuilding Other. The remaining joint ventures listed are included in the Homebuilding West segment. Treasure Island Community Development is no longer included above due to the sale of an 80% interest in Treasure Island Holdings.

(4)
Includes CPHP Development, LLC which has assets of $261.2 million, maximum recourse debt exposure to Lennar of $52.2 million, total JV debt of $333.8 million, and total JV equity of ($96.7) million. Lennar's investment balance does not include the ($62.0) million investment as it was reclassed to other liabilities.

Lennar Multifamily - Investments in Unconsolidated Entities
At November 30, 2018, Lennar Multifamily had equity investments in 22 unconsolidated entities that are engaged in multifamily residential developments (of which 8 had non-recourse debt and 14 had no debt), compared to 27 unconsolidated entities at November 30, 2017. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture Fund is currently seeded with 39 undeveloped multifamily assets that were previously purchased or under contract by the Lennar Multifamily segment totaling approximately 11,700 apartments with projected project costs of $4.1 billion as of November 30, 2018. There are 17 completed and operating multifamily assets with 4,900 apartments. During the year ended November 30, 2018, $384.3 million in equity commitments were called, of which we contributed $90.1 million. During the year ended November 30, 2018, we received $18.0 million of distributions as a return of capital from the Venture Fund. As of November 30, 2018, $1.8 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $440.8 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $63.2 million. As of November 30, 2018 and 2017, the carrying value of our investment in the Venture Fund was $383.4 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. As of November 30, 2018, Venture Fund II had approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2018, $252.1 million in equity commitments were called, of which we contributed our portion of $81.2 million, which was made up of $188.4 million in inventory and cash contributions, offset by $107.2 million of distributions as a return of capital, resulting in a remaining equity commitment for us of $173.8 million. As of November 30, 2018, the carrying value of our investment in Venture Fund II was $63.0 million. The difference between our net contributions and the carrying value of our investments was related to a basis difference. Venture Fund II is currently seeded with eight undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion as of November 30, 2018.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2018.
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
In many instances, we are designated as the development manager and/or the general contractor and/or the property manager of the unconsolidated entity and receive fees for such services. In addition, we generally do not plan to enter into purchase contracts to acquire rental properties from our Lennar Multifamily joint ventures.
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
Summarized financial information on a combined 100% basis related to Lennar Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$61,571	37,073
Operating properties and equipment	3,708,613	2,952,070
Other assets	40,899	36,772
	$3,811,083	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$199,119	212,123
Notes payable (1)	1,381,656	879,047
Equity	2,230,308	1,934,745
	$3,811,083	3,025,915

(1)	Notes payable are net of debt issuance costs of $15.7 million and $17.6 million, for the years ended November 30, 2018 and 2017, respectively.

The following table summarizes the principal maturities of our Lennar Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2018 and does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Lennar Multifamily Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Debt without recourse to Lennar Multifamily	$1,397,353	281,093	595,139	164,035	357,086	—
Debt issuance costs	(15,697)	—	—	—	—	(15,697)
Total	$1,381,656	281,093	595,139	164,035	357,086	(15,697)

Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2018	2017	2016
Revenues	$117,985	67,578	45,287
Costs and expenses	172,089	108,610	68,976
Other income, net	93,778	207,793	191,385
Net earnings of unconsolidated entities	$39,674	166,761	167,696
Lennar Multifamily equity in earnings from unconsolidated entities and other gain (1)	$51,322	85,739	85,519
Our investments in unconsolidated entities	$481,129	407,544	318,559
Equity of the unconsolidated entities	$2,230,308	1,934,745	1,514,286
Our investment % in the unconsolidated entities (2)	22%	21%	21%

(1)
During the year ended November 30, 2018 the Lennar Multifamily segment sold, through its unconsolidated entities, six operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. The gain of $15.7 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Lennar Multifamily equity in earnings from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities. During each of the years ended November 30, 2017 and 2016, the Lennar Multifamily segment sold seven operating properties through its unconsolidated entities resulting in the segment's $96.7 million and $91.0 million share of gains, respectively.

(2)
Our share of profit and cash distributions from sales of operating properties could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

Rialto - Investments in Unconsolidated Entities
Rialto was the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets and other related investments. We sold our Rialto Management Group on November 30, 2018. We retained our fund investments along with our carried interests in various Rialto funds and investments in other Rialto balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $297.4 million at November 30, 2018, and we are committed to invest as much as an additional $71.6 million in Rialto funds.
As part of the sale of the Rialto investment and asset management platform, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We will periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled from the applicable funds and have been recorded as revenues.

Advanced and carried interest distributions received during the years ended November 30, 2018, 2017 and 2016 were $25.5 million, $44.2 million and $10.1 million, respectively. The following table represents amounts we would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on November 30, 2018, both gross and net of amounts already received as advanced tax distributions. The actual amounts we may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net
Rialto Real Estate Fund, LP	$173,030	52,541	48,952	71,537
Rialto Real Estate Fund II, LP	56,068	15,609	—	40,459
	$229,098	68,150	48,952	111,996
Rialto previously adopted carried interest plans under which we and participating employees will receive 60% and 40%, respectively, of carried interest payments, net of expenses, received by entities that are general partners of a number of Rialto funds or other investment vehicles. When Rialto Management Group was sold, we retained our right to receive 60% of the distributions of carried interest payments received from funds that existed at the time of the sale.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$50,043	95,552
Loans receivable	705,414	538,317
Real estate owned	273,802	348,601
Investment securities	2,296,768	1,849,795
Investments in partnerships	380,290	393,874
Other assets	38,682	42,949
	$3,744,999	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$30,236	48,374
Notes payable (1)	595,491	576,810
Equity	3,119,272	2,643,904
	$3,744,999	3,269,088

(1)	Notes payable are net of debt issuance costs of $4.6 million and $3.1 million, as of November 30, 2018 and 2017, respectively.
Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2018	2017	2016
Revenues	$373,355	238,981	200,346
Costs and expenses	103,138	104,343	96,343
Other income (expenses), net (1)	(58,757)	109,927	49,342
Net earnings of unconsolidated entities	$211,460	244,565	153,345
Rialto equity in earnings from unconsolidated entities	$25,816	25,447	18,961
Rialto's investments in unconsolidated entities	$297,379	265,418	245,741
Equity of the unconsolidated entities	$3,119,272	2,643,904	2,314,563
Rialto's investment % in the unconsolidated entities	10%	10%	11%

(1)	Other income (expenses), net, included realized and unrealized gains (losses) on investments.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2018 and 2017:

	Controlled Homesites
November 30, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	25,699	3,482	29,181	72,367	101,548
Central	5,837	—	5,837	31,684	37,521
Texas	18,890	—	18,890	31,733	50,623
West	8,863	4,576	13,439	62,732	76,171
Other	—	1,276	1,276	3,132	4,408
Total homesites	59,289	9,334	68,623	201,648	270,271

	Controlled Homesites
November 30, 2017	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	16,556	482	17,038	48,473	65,511
Central	3,054	—	3,054	20,572	23,626
Texas	9,103	—	9,103	23,539	32,642
West	3,369	4,963	8,332	48,268	56,600
Other	—	—	—	274	274
Total homesites	32,082	5,445	37,527	141,126	178,653
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
During the year ended November 30, 2018, consolidated inventory not owned decreased by $184.3 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2018. The decrease was primarily related to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, we had a net reclassification related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $209.5 million and $137.0 million at November 30, 2018 and 2017, respectively. Additionally, we had posted $72.4 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2018 and 2017, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2018:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$8,467,148	1,270,534	1,712,372	1,809,496	3,674,746
Lennar Financial Services - Notes and other debts payable	1,256,174	1,256,174	—	—	—
Rialto - Notes and other debts payable (2)	325,725	193,316	1,121	15,596	115,692
Interest commitments under interest bearing debt (3)	1,860,229	406,628	640,439	416,074	397,088
Operating leases	230,905	55,302	86,644	46,891	42,068
Other contractual obligations (4)	308,642	179,737	128,905	—	—
Total contractual obligations (5)	$12,448,823	3,361,691	2,569,481	2,288,057	4,229,594

(1)	The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.

(2)
Primarily includes notes payable and other debts payable of $178.8 million related to the Rialto warehouse repurchase facilities, used by RMF, and $132.4 million related to Rialto's long-term loan facilities ("CMBS Loan Facilities") to finance the purchase of CMBS. These amounts exclude debt issuance costs and any discounts/premiums.

(3)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2018.

(4)
Amounts include $63.2 million remaining equity commitment to fund the Venture Fund for future expenditures related to the construction and development of the projects, $173.8 million remaining equity commitment to fund Venture Fund II for future expenditures related to construction and development of projects and $71.6 million of commitments to invest in Rialto funds.

(5)
Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $67.6 million as of November 30, 2018, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At November 30, 2018, we had access to 68,623 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2018, we had $209.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2018, we had letters of credit outstanding in the amount of $763.8 million (which included the $72.4 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2018, we had outstanding surety bonds of $2.7 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2018, there were approximately $1.4 billion, or 52%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $3.5 billion at November 30, 2018. Loans in process for which interest rates were committed to the borrowers totaled approximately $584 million as of November 30, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2018, we had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through February 2019 and there were no open futures contracts.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Lennar Multifamily activities and general operating needs primarily with cash generated from operations, debt and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered in the prior economic downturn.

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
Business Acquisitions
In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), we account for business acquisitions by allocating the purchase price of the transaction to the estimated fair values of the assets acquired and liabilities assumed. Any amount of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We believe that the accounting estimate for business combinations is a critical accounting estimate because of the judgment required in assessing the fair value of the assets acquired and liabilities assumed. We develop our estimate of fair value through various valuation methods, including the use of discounted expected future cash flows based on market-based assessments. These assessments are based on current market valuations as well as the current and anticipated future economic conditions in each of our markets. Given these estimates and assumptions of cash flows are based on market conditions that are inherently uncertain, changes in the accuracy of the estimates and assumptions could be affected.
Goodwill
We have recorded a significant amount of goodwill in connection with the recent acquisition of CalAtlantic. We record goodwill associated with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), we evaluate goodwill for potential impairment on at least an annual basis. We evaluate potential impairment by comparing the carrying value of each of our reporting units to their estimated fair values. We believe that the accounting estimate for goodwill is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill represents our best estimate of future events.

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
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,324 and 761 active communities, excluding unconsolidated entities, as of November 30, 2018 and 2017, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities in which to assess if the carrying values exceed their undiscounted cash flows. Although gross margin percentages for the year ended November 30, 2018 have decreased compared to the year ended November 30, 2017 primarily due to purchase accounting adjustments and an increase in direct construction costs, revenues have increased for all of our Homebuilding segments, compared to the year ended November 30, 2017. The increase is primarily due to an increase in home deliveries in all of our Homebuilding segments, and an increase in the average sales price of homes delivered in all of our Homebuilding segments resulting primarily from the acquisition of CalAtlantic.
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
At November 30, 2018, the reserve for warranty costs was $319.1 million, which included $3.1 million of adjustments to pre-existing warranties from changes in estimates during the current year primarily related to specific claims related to certain of our homebuilding communities and other adjustments as well as $141.0 million of warranties assumed related to the CalAtlantic acquisition. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction and sale of multifamily rental properties. Our Lennar Homebuilding partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. Additionally in recent years, we have invested in technology companies that are looking to improve the homebuilding and financial services industry in order to better serve our customers and increase efficiencies. Our Lennar Multifamily partners are all financial partners.
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as "Lennar Homebuilding or Lennar Multifamily Investments in Unconsolidated Entities" and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as "Lennar Homebuilding or Lennar Multifamily Equity in Earnings (Loss) from Unconsolidated Entities," as described in Note 5 and Note 9 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Lennar Homebuilding unconsolidated entities and all of our Lennar Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
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
We believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2018, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $6.3 billion and total liabilities of $2.1 billion. At November 30, 2018, the Lennar Multifamily unconsolidated entities in which we had investments had total assets of $3.8 billion and total liabilities of $1.6 billion.
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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility and Lennar Financial Services’ and RMF’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.

In our Lennar Financial Services operations, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates.
To mitigate interest risk associated with RMF's loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We hedge our interest rate exposure through entering into interest rate swap futures. We also manage a portion of our credit exposure by buying protection within the CMBX and CDX markets.
We do not enter into or hold derivatives for trading or speculative purposes.
The table below provides information at November 30, 2018 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2018. Weighted average variable interest rates are based on the variable interest rates at November 30, 2018.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 15 of the notes to the consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2018

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	2018
ASSETS
Rialto:
Investments held-to-maturity:
Fixed rate	$—	18.5	—	—	—	178.5	197.0	222.8
Average interest rate	—	4.0%	—	—	—	2.7%	3.3%	—
Lennar Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$45.0	13.0	5.5	2.4	1.8	49.8	117.5	111.5
Average interest rate	2.8%	3.1%	4.3%	4.7%	4.3%	4.1%	3.5%	—
Variable rate	$0.1	0.2	0.2	0.2	0.2	4.3	5.2	4.6
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$1,270.5	714.1	962.7	1,745.1	64.4	3,674.8	8,431.6	8,299.1
Average interest rate	4.3%	4.2%	6.2%	4.9%	5.2%	4.9%	4.9%	—
Variable rate	$—	24.9	10.7	—	—	—	35.6	37.1
Average interest rate	—	5.3%	4.4%	—	—	—	5.0%	—
Rialto:
Notes and other debts payable:
Fixed rate	$1.9	—	1.1	15.6	—	115.7	134.3	135.0
Average interest rate	3.2%	—	3.3%	3.3%	—	3.3%	3.3%	—
Variable rate	$191.4	—	—	—	—	—	191.4	191.4
Average interest rate	4.6%	—	—	—	—	—	4.6%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$1,256.2	—	—	—	—	—	1,256.2	1,256.2
Average interest rate	4.5%	—	—	—	—	—	4.5%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended November 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Miami, Florida
January 28, 2019

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2018 and 2017

	2018 (1)	2017 (1)
	(Dollars in thousands)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,337,807	2,282,925
Restricted cash	12,399	8,740
Receivables, net	236,841	137,667
Inventories:
Finished homes and construction in progress	8,681,357	4,676,279
Land and land under development	8,178,388	5,791,338
Consolidated inventory not owned	208,959	393,273
Total inventories	17,068,704	10,860,890
Investments in unconsolidated entities	996,926	900,769
Goodwill	3,442,359	136,566
Other assets	1,355,782	863,404
	24,450,818	15,190,961
Lennar Financial Services	2,346,899	1,689,508
Lennar Multifamily	874,219	710,725
Rialto	894,245	1,153,840
Total assets	$28,566,181	18,745,034

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2018, total assets include $666.2 million related to consolidated VIEs of which $57.6 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $81.7 million in Lennar Homebuilding finished homes and construction in progress, $293.1 million in Lennar Homebuilding land and land under development, $209.0 million in Lennar Homebuilding consolidated inventory not owned, $3.8 million in Lennar Homebuilding investments in unconsolidated entities, $10.5 million in Lennar Homebuilding other assets and $10.3 million in Rialto assets.
As of November 30, 2017, total assets include $799.4 million related to consolidated VIEs of which $15.8 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding receivables, net, $53.2 million in Lennar Homebuilding finished homes and construction in progress, $229.0 million in Lennar Homebuilding land and land under development, $393.3 million in Lennar Homebuilding consolidated inventory not owned, $4.6 million in Lennar Homebuilding investments in unconsolidated entities, $11.8 million in Lennar Homebuilding other assets, $42.7 million in Lennar Multifamily assets and $48.8 million in Rialto assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2018 and 2017

	2018 (2)	2017 (2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$1,154,782	604,953
Liabilities related to consolidated inventory not owned	175,590	380,720
Senior notes and other debts payable	8,543,868	6,410,003
Other liabilities	1,902,658	1,315,641
	11,776,898	8,711,317
Lennar Financial Services	1,537,760	1,177,814
Lennar Multifamily	170,616	149,715
Rialto	397,950	720,056
Total liabilities	13,883,224	10,758,902
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2018 - 400,000,000 shares; 2017 - 300,000,000 shares; Issued: 2018 - 294,992,562 shares; 2017 - 205,429,942 shares	29,499	20,543
Class B common stock of $0.10 par value per share; Authorized: 2018 and 2017 - 90,000,000 shares, Issued: 2018 - 39,442,219 shares; 2017 - 37,687,505 shares	3,944	3,769
Additional paid-in capital	8,496,677	3,142,013
Retained earnings	6,487,650	4,840,978
Treasury stock, at cost; 2018 - 8,498,203 shares of Class A common stock and 1,698,424 shares of Class B common stock; 2017 - 1,473,590 shares of Class A common stock and 1,679,650 shares of Class B common stock	(435,869)	(136,020)
Accumulated other comprehensive income (loss)	(366)	1,034
Total stockholders’ equity	14,581,535	7,872,317
Noncontrolling interests	101,422	113,815
Total equity	14,682,957	7,986,132
Total liabilities and equity	$28,566,181	18,745,034

(2)
As of November 30, 2018, total liabilities include $242.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $11.4 million is included in Lennar Homebuilding accounts payable, $51.9 million in Lennar Homebuilding senior notes and other debts payable, $175.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $2.6 million in Lennar Homebuilding other liabilities and $1.0 million in Rialto liabilities.

As of November 30, 2017, total liabilities include $389.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $5.0 million is included in Lennar Homebuilding accounts payable, $380.7 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $1.8 million in Lennar Homebuilding other liabilities, $2.2 million in Rialto liabilities.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2018, 2017 and 2016

	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$19,077,597	11,200,242	9,741,337
Lennar Financial Services	867,831	770,109	687,255
Lennar Multifamily	421,132	394,771	287,441
Rialto	205,071	281,243	233,966
Total revenues	20,571,631	12,646,365	10,949,999
Costs and expenses:
Lennar Homebuilding	16,936,873	9,752,269	8,399,881
Lennar Financial Services	680,401	614,585	523,638
Lennar Multifamily	429,759	407,078	301,786
Rialto	190,413	247,549	229,769
Acquisition and integration costs related to CalAtlantic	152,980	—	—
Corporate general and administrative	343,934	285,889	232,562
Total costs and expenses	18,734,360	11,307,370	9,687,636
Lennar Homebuilding equity in loss from unconsolidated entities	(91,915)	(61,708)	(49,275)
Lennar Homebuilding other income, net	205,841	22,774	52,751
Lennar Homebuilding loss due to litigation	—	(140,000)	—
Lennar Multifamily equity in earnings from unconsolidated entities and other gain	51,322	85,739	85,519
Rialto equity in earnings from unconsolidated entities	25,816	25,447	18,961
Rialto other expense, net	(62,058)	(81,636)	(39,850)
Gain on sale of Rialto investment and asset management platform	296,407	—	—
Earnings before income taxes	2,262,684	1,189,611	1,330,469
Provision for income taxes (1)	(545,171)	(417,857)	(417,378)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	1,717,513	771,754	913,091
Less: Net earnings (loss) attributable to noncontrolling interests	21,682	(38,726)	1,247
Net earnings attributable to Lennar	$1,695,831	810,480	911,844
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	(1,634)	1,331	(295)
Reclassification adjustments for (gains) loss included in net earnings	234	12	(53)
Total other comprehensive income (loss), net of tax	$(1,400)	1,343	(348)
Total comprehensive income attributable to Lennar	$1,694,431	811,823	911,496
Total comprehensive income (loss) attributable to noncontrolling interests	$21,682	(38,726)	1,247
Basic earnings per share	$5.46	3.38	4.05
Diluted earnings per share	$5.44	3.38	3.86

(1)
Provision for income taxes for the year ended November 30, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2018, 2017 and 2016

	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$20,543	20,409	18,066
Employee stock and director plans	183	134	124
Stock issuance in connection with CalAtlantic acquisition	8,408	—	—
Conversion of convertible senior notes to shares of Class A common stock	365	—	2,219
Balance at November 30,	29,499	20,543	20,409
Class B common stock:
Beginning balance	3,769	3,298	3,298
Stock dividends - Class B common stock	—	471	—
Stock issuance in connection with CalAtlantic acquisition	168	—	—
Conversion of convertible senior notes to shares of Class B common stock	7	—	—
Balance at November 30,	3,944	3,769	3,298
Additional paid-in capital:
Beginning balance	3,142,013	2,805,349	2,305,560
Employee stock and director plans	3,797	2,086	1,487
Stock issuance in connection with CalAtlantic acquisition	5,061,430	—	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	—	35,543	45,803
Amortization of restricted stock	72,655	61,356	55,516
Conversion of convertible senior notes to shares of Class A common stock	216,782	—	396,983
Stock dividends - Class B common stock	—	237,679	—
Balance at November 30,	8,496,677	3,142,013	2,805,349
Retained earnings:
Beginning balance	4,840,978	4,306,256	3,429,736
Net earnings attributable to Lennar	1,695,831	810,480	911,844
Cash dividends - Class A common stock ($0.16 per share)	(43,195)	(32,600)	(30,315)
Cash dividends - Class B common stock ($0.16 per share)	(5,964)	(5,008)	(5,009)
Stock dividends - Class B common stock	—	(238,150)	—
Balance at November 30,	6,487,650	4,840,978	4,306,256
Treasury stock, at cost:
Beginning balance	(136,020)	(108,961)	(107,755)
Employee stock and directors plans	(49,939)	(27,059)	(1,206)
Purchases of treasury stock	(249,910)	—	—
Balance at November 30,	(435,869)	(136,020)	(108,961)
Accumulated other comprehensive income (loss):
Beginning balance	1,034	(309)	39
Total other comprehensive income (loss), net of tax	(1,400)	1,343	(348)
Balance at November 30,	(366)	1,034	(309)
Total stockholders’ equity	14,581,535	7,872,317	7,026,042
Noncontrolling interests:
Beginning balance	113,815	185,525	301,128
Net earnings (loss) attributable to noncontrolling interests	21,682	(38,726)	1,247
Receipts related to noncontrolling interests	18,126	5,786	353
Payments related to noncontrolling interests	(89,575)	(74,372)	(127,410)
Non-cash distributions to noncontrolling interests	—	—	(5,033)
Non-cash consolidations, net	—	37,292	12,478
Non-cash purchase or activity of noncontrolling interests, net	37,374	(1,690)	2,762
Balance at November 30,	101,422	113,815	185,525
Total equity	$14,682,957	7,986,132	7,211,567

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$1,717,513	771,754	913,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,181	66,324	50,219
Amortization of discount/premium on debt, net	(23,544)	11,312	14,619
Equity in loss (earnings) from unconsolidated entities	30,518	(49,478)	(55,205)
Distributions of earnings from unconsolidated entities	113,096	137,669	101,965
Share-based compensation expense	72,655	61,356	55,516
Excess tax benefits from share-based awards	—	(1,981)	(7,039)
Deferred income tax expense	268,037	91,050	97,485
Loss on retirement of debt and notes payable	—	—	1,569
Gain on sale of Rialto investment and asset management platform	(296,407)	—	—
Gain on sale of operating properties and equipment	(11,499)	(10,339)	(14,457)
Gain on sale of interest in unconsolidated entity	(164,880)	—	—
Unrealized and realized gains on real estate owned	(3,734)	(5,119)	(21,380)
Gain on sale of other assets (investment carried at cost)/CMBS bonds	(464)	(2,450)	—
Impairments of loans receivable and real estate owned	39,053	97,786	45,201
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	49,338	16,339	11,283
Changes in assets and liabilities:
Decrease in restricted cash	16,132	14,490	9,716
(Increase) decrease in receivables	(431,183)	253,111	(260,844)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(135,870)	(661,494)	(503,527)
Increase in other assets	(36,934)	(44,535)	(41,933)
Decrease (increase) in loans held-for-sale	5,805	(105,600)	90,093
Increase in accounts payable and other liabilities	412,796	356,669	21,432
Net cash provided by operating activities	$1,711,609	996,864	507,804
Cash flows from investing activities:
Decrease (increase) in restricted cash related to investments or LOCs	10,825	(18,000)	—
Net additions to operating properties and equipment	(130,439)	(111,773)	(76,439)
Proceeds from the sale of operating properties and equipment	38,633	60,326	25,288
Proceeds from sale of investments in unconsolidated entities	225,267	—	—
Investments in and contributions to unconsolidated entities	(405,547)	(430,304)	(425,761)
Distributions of capital from unconsolidated entities	362,516	207,327	323,190
Proceeds from sales of real estate owned	32,221	86,565	97,871
Receipts of principal payments on loans held-for-sale	—	11,251	—
Receipts of principal payments on loans receivable and other	4,339	165,413	84,433
Originations of loans receivable	—	(98,375)	(56,507)
Proceeds from sale of other assets (investment carried at cost)	—	3,610	—
Purchases of commercial mortgage-backed securities bonds	(31,068)	(107,262)	(42,436)
Proceeds from sale of Rialto investment and asset management platform	340,000	—	—
Proceeds from sale of commercial mortgage-backed securities bonds	14,222	—	—
Acquisitions, net of cash acquired	(1,103,275)	(611,103)	(725)
Proceeds from sales of investments available-for-sale	—	—	541
Decrease (increase) in Lennar Financial Services held-for-investment, net	(3,603)	(14,257)	963
Purchases of Lennar Financial Services investment securities	(47,305)	(53,558)	(37,764)
Proceeds from maturities/sales of investment securities	85,237	41,765	23,963
Other payments, net	(145)	(1,442)	(2,454)
Net cash used in investing activities	$(608,122)	(869,817)	(85,837)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net repayments under revolving lines of credit	$(454,700)	—	—
Net borrowings (repayments) under warehouse facilities	272,920	(199,684)	107,465
Proceeds from senior notes	—	2,450,000	499,024
Debt issuance costs	(14,661)	(28,590)	(4,740)
Redemption of senior notes	(1,100,000)	(1,058,595)	(250,000)
Conversions and exchanges on convertible senior notes	(59,145)	—	(234,028)
Proceeds from Rialto notes payable	33,724	99,630	—
Principal payments on Rialto notes payable including structured notes	(359,016)	(24,964)	(39,026)
Proceeds from other borrowings	44,374	31,230	37,163
(Payments) proceeds to/from other liabilities	(3,542)	195,541	—
Principal payments on other borrowings	(138,475)	(139,725)	(210,968)
Receipts related to noncontrolling interests	18,126	5,786	353
Payments related to noncontrolling interests	(89,575)	(74,372)	(127,410)
Excess tax benefits from share-based awards	—	1,981	7,039
Common stock:
Issuances	3,061	720	19,471
Repurchases	(299,833)	(27,054)	(19,902)
Dividends	(49,159)	(37,608)	(35,324)
Net cash (used in) provided by financing activities	$(2,195,901)	1,194,296	(250,883)
Net (decrease) increase in cash and cash equivalents	(1,092,414)	1,321,343	171,084
Cash and cash equivalents at beginning of year	2,650,872	1,329,529	1,158,445
Cash and cash equivalents at end of year	$1,558,458	2,650,872	1,329,529
Summary of cash and cash equivalents:
Lennar Homebuilding	$1,337,807	2,282,925	1,050,138
Lennar Financial Services	185,990	117,410	123,964
Lennar Multifamily	7,832	8,676	6,600
Rialto	26,829	241,861	148,827
	$1,558,458	2,650,872	1,329,529
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$128,877	89,485	66,570
Cash paid for income taxes, net	$376,609	199,557	374,731

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding and Lennar Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$163,519	279,323	101,504
Net non-cash contributions to unconsolidated entities	$162,281	62,618	107,935
Conversions of and exchanges on convertible senior notes to equity	217,154	—	399,206
Equity component of acquisition consideration	$5,070,006	—	—
Rialto:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$—	1,140	8,476
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$35,430	48,656	111,347
Receivables	$7,198	—	—
Operating properties and equipment and other assets	$—	(1,716)	—
Investments in unconsolidated entities	$(25,614)	(9,692)	(2,445)
Liabilities related to consolidated inventory not owned	$—	—	(96,424)
Other liabilities	$(17,014)	44	—
Noncontrolling interests	$—	(37,292)	(12,478)

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
Revenue Recognition
Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured. See Lennar Financial Services, Rialto and Lennar Multifamily within this Note for disclosure of revenue recognition policies related to those segments.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $72.1 million, $47.0 million and $40.9 million for the years ended November 30, 2018, 2017 and 2016, respectively. The increase in 2018 is primarily related to the CalAtlantic acquisition.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2018 and 2017 included $926.1 million and $569.8 million, respectively, of cash held in escrow for approximately three days.
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,324 and 761 active communities, excluding unconsolidated entities, as of November 30, 2018 and 2017, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
As of November 30, 2018, the Company reviewed its communities for potential indicators of impairments and identified 25 homebuilding communities with 1,121 homesites and a carrying value of $211.3 million as having potential indicators of impairment. For the year ended November 30, 2018, the Company recorded valuation adjustments of $31.3 million on 733 homesites in six communities with a carrying value of $64.6 million.
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
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2018 and 2017:

	Years ended November 30,
	2018			2017
Unobservable inputs	Range			Range
Average selling price	$233,000	-	$843,000	$125,000	-	$567,000
Absorption rate per quarter (homes)	4	-	16	4	-	10
Discount rate	20%			20%

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
At November 30, 2018 and 2017, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $52.5 million and $52.3 million, respectively, which consist mainly of corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years. Also, at November 30, 2018 and 2017, the Lennar Financial Services segment had available-for-sale securities totaling $4.2 million and $57.4 million, respectively, which consist primarily of preferred stock and mutual funds. These investments available-for-sale are carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss).
In addition, at November 30, 2018 and 2017, the Rialto segment had investment securities classified as held-to-maturity totaling $197.0 million and $179.7 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities ("CMBS").
At both November 30, 2018 and 2017, the Company had no investment securities classified as trading.
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
During the years ended November 30, 2018, 2017 and 2016, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $423.7 million, $290.3 million and $281.4 million, respectively; interest capitalized into inventories was $412.5 million, $283.2 million and $276.8 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Interest expense in costs of homes sold	$301,339	260,650	235,148
Interest expense in costs of land sold	3,567	9,995	5,287
Other interest expense (1)	11,258	7,164	4,626
Total interest expense	$316,164	277,809	245,061

(1)	Included in Lennar Homebuilding other income, net.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2018 and 2017, the Company's net deferred tax assets included a valuation allowance of $7.2 million and $6.4 million, respectively. See Note 11 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2018 and 2017, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2018	2017
Warranty reserve, beginning of year	$164,619	135,403
Warranties issued	175,410	109,359
Adjustments to pre-existing warranties from changes in estimates (1)	3,116	16,027
Warranties assumed related to acquisitions	140,959	6,345
Payments	(164,995)	(102,515)
Warranty reserve, end of year	$319,109	164,619

(1)
The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2018 and 2017 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2018 and 2017 was $101.4 million and $90.2 million of which $60.3 million and $57.7 million, respectively, was included in Lennar Financial Services’ other liabilities as of November 30, 2018 and 2017. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services' other assets as of November 30, 2018 and 2017. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	Years Ended November 30,
(In thousands)	2018	2017
Loan origination liabilities, beginning of year	$22,543	24,905
Provision for losses	5,787	3,861
Adjustments to pre-existing provisions for losses from changes in estimates	4,625	(4,440)
Origination liabilities assumed related to CalAtlantic acquisition	29,959	—
Payments/settlements	(14,330)	(1,783)
Loan origination liabilities, end of year	$48,584	22,543
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 became effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company had the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs have the same effective date and transition requirements as ASU 2014-09. The Company is adopting the modified retrospective method. The Company has substantially completed its evaluation and does not expect the adoption of these ASUs and ASU 2014-09 will have a material impact on the Company's consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's consolidated financial statements. Subsequent to the issuance of ASU 2016-02, the FASB issued ASUs 2018-01, Land Easement Practical Expedient for Transition to Topic 842, 2018-10, Codification Improvements to Topic 842, Leases, 2018-11, Leases (Topic 842): Targeted Improvements and 2018-20, Narrow-Scope Improvements for Lessors. These ASUs do not change the core principle of the guidance in ASU 2016-02, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-02.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-13.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Business Acquisition
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
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $3.3 billion provisional amount allocated to goodwill in Lennar Homebuilding and the provisional amount of $175 million allocated to goodwill in Lennar Financial Services represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$55,191
Inventories	6,239,147
Intangible asset (1)	8,000
Investments in unconsolidated entities	151,900
Goodwill (2)	3,305,792
Other assets	561,151
Total Homebuilding assets	10,321,181
Financial Services (2)	355,128
Total assets	$10,676,309
LIABILITIES
Homebuilding:
Accounts payable	$306
Senior notes payable and other debts	3,926,152
Other liabilities (3)	374,656
Total Homebuilding liabilities	4,301,114
Financial Services	124,418
Total liabilities	4,425,532
Noncontrolling interests (4)	18,430
Total purchase price	$6,232,347

(1)	Intangible asset includes trade name. The amortization period for the trade name was approximately six months.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is generally not deductible for income tax purposes. As of the Merger date, goodwill consisted primarily of expected greater efficiencies and opportunities due to increased concentration of local market share, reduced general and administrative costs and reduced homebuilding costs resulting from the merger and cost savings as a result of additional homebuilding and non-homebuilding synergies. The assignment of goodwill among the Company's reporting segments included $1.1 billion to Homebuilding East, $495.0 million to Homebuilding Central, $342.2 million to Homebuilding Texas, $1.4 billion to Homebuilding West, and $175.4 million to Lennar Financial Services.

(3)
Other liabilities includes contingencies assumed at the Merger date, which includes warranty and legal reserves. Warranty reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Warranty reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Consistent with ASC 450, Contingencies, ("ASC450") legal reserves are established when a loss is considered probable and the amount of loss can be reasonably estimated.

(4)	Fair value of noncontrolling interests was measured using discounted cash flows of expected future contributions and distributions.
For the year ended November 30, 2018, Lennar Homebuilding revenue included $7.0 billion of revenues, and earnings before income taxes included $491.3 million of pre-tax earnings from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $153.0 million. These acquisition and integration costs were comprised mainly of severance expenses and transaction costs and were included within the acquisition and integration costs related to CalAtlantic line item in the consolidated statement of operations for the year ended November 30, 2018.
The following presents summarized unaudited supplemental pro forma operating results as if CalAtlantic had been included in the Company's Consolidated Statements of Operations beginning December 1, 2016.

	Years Ended November 30,
(Dollars in thousands, except per share amounts)	2018	2017
Revenues from home sales	$20,355,615	17,471,128
Net earnings (1)	$1,693,325	1,232,917
Earnings per share:
Basic	$5.19	3.78
Diluted	$5.18	3.75

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Net earnings for the year ended November 30, 2018 include a pre-tax impact from acquisition and integration costs related to CalAtlantic of $153.0 million. Additionally, net earnings for the year ended November 30, 2018 include purchase accounting adjustments of $414.6 million on CalAtlantic homes that were in backlog/construction in progress at the acquisition date that were subsequently delivered.

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
Based on an evaluation of the provisions of ASC Topic 805, Lennar Corporation was determined to be the acquirer for accounting purposes. The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. In connection with the CalAtlantic acquisition, the Company experienced significant growth in its operations. As a result, the Company's chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manages and assesses the Company’s performance at a regional level. Therefore, the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of its four homebuilding regions, financial services operations, multifamily operations and Rialto operations are its operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, the Company’s operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. As of and for the year ended November 30, 2018, the Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding Texas

(4)	Homebuilding West

(5)	Lennar Financial Services

(6)	Lennar Multifamily

(7)	Rialto
Information about homebuilding activities in the Company's urban divisions which are not economically similar to other divisions in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment. All prior periods have been adjusted to conform with the Company's current presentation.
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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Florida, New Jersey, North Carolina and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments, including FivePoint
Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. It also includes a real estate brokerage business acquired as part of the WCI transaction, which was sold subsequent to November 30, 2018. The Lennar Financial Services segment sells substantially all of the loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services and commissions on realty estate brokerage, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
Operations of the Rialto segment include commercial real estate investment, investment management, and finance company focused on raising, investing and managing third-party capital, originating and selling into securitizations commercial mortgage loans as well as investing our own capital in real estate related mortgage loans, properties and related securities. The Company sold its Rialto Investment and Asset Management platform on November 30, 2018. The Company retained its Rialto Mortgage Finance business, which moved into its Financial Services segment as of December 1, 2018. The Company also retained its fund investments along with its carried interests in various Rialto funds and investments in other Rialto balance sheet assets. The Company's limited partner investments in Rialto funds and investment vehicles totaled $297.4 million at November 30, 2018, and the Company is committed to invest as much as an additional $71.6 million in Rialto funds.

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
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2018	2017	2016
Assets:
Homebuilding East	$7,183,758	3,817,454	2,824,403
Homebuilding Central	2,522,799	1,275,623	1,014,099
Homebuilding Texas	2,311,760	1,199,971	1,229,696
Homebuilding West	10,291,385	5,432,485	4,565,911
Homebuilding Other	1,140,092	1,125,160	1,044,049
Lennar Financial Services	2,346,899	1,689,508	1,754,672
Lennar Multifamily	874,219	710,725	526,131
Rialto	894,245	1,153,840	1,276,210
Corporate and unallocated	1,001,024	2,340,268	1,126,610
Total assets	$28,566,181	18,745,034	15,361,781
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$76,627	68,670	62,200
Homebuilding Central	6,510	2,971	3,770
Homebuilding Texas	1,902	—	41
Homebuilding West	311,200	225,803	217,322
Homebuilding Other	600,687	603,325	528,390
Total Lennar Homebuilding investments in unconsolidated entities (1)	$996,926	900,769	811,723
Lennar Multifamily investments in unconsolidated entities	$481,129	407,544	318,559
Rialto investments in unconsolidated entities	$297,379	265,418	245,741
Lennar Homebuilding goodwill (2)	$3,442,359	136,566	—
Lennar Financial Services goodwill (2)	$237,688	59,838	39,838
Rialto goodwill	$—	5,396	5,396

(1)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities.

(2)
In connection with the CalAtlantic acquisition, the Company recorded a provisional amount of homebuilding goodwill of $3.3 billion. The assignment of goodwill among the Company's reporting segments included $1.1 billion to Homebuilding East, $495.0 million to Homebuilding Central, $342.2 million to Homebuilding Texas, $1.4 billion to Homebuilding West, and $175.4 million to Lennar Financial Services. In connection with the WCI acquisition in 2017, the Company allocated $136.6 million of goodwill to the Lennar Homebuilding East reportable segment and $20.0 million to the Lennar Financial Services segment.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2018	2017	2016
Revenues:
Homebuilding East	$6,249,864	4,054,849	3,326,550
Homebuilding Central	2,290,887	923,518	928,980
Homebuilding Texas	2,421,399	1,697,731	1,543,112
Homebuilding West	8,059,850	4,447,084	3,848,539
Homebuilding Other	55,597	77,060	94,156
Lennar Financial Services	867,831	770,109	687,255
Lennar Multifamily	421,132	394,771	287,441
Rialto	205,071	281,243	233,966
Total revenues (1)	$20,571,631	12,646,365	10,949,999
Operating earnings (loss):
Homebuilding East	$759,221	575,701	562,075
Homebuilding Central (2)	182,608	(52,301)	88,134
Homebuilding Texas	172,449	180,212	170,311
Homebuilding West	1,082,302	615,916	585,873
Homebuilding Other (3)	58,070	(50,489)	(61,461)
Lennar Financial Services	187,430	155,524	163,617
Lennar Multifamily (4)	42,695	73,432	71,174
Rialto (5)	(21,584)	(22,495)	(16,692)
Total operating earnings	2,463,191	1,475,500	1,563,031
Gain on sale of Rialto investment and asset management platform	296,407	—	—
Acquisition and integration costs related to CalAtlantic	152,980	—	—
Corporate general and administrative expenses	343,934	285,889	232,562
Earnings before income taxes	$2,262,684	1,189,611	1,330,469

(1)
Total revenues were net of sales incentives of $1.1 billion ($23,500 per home delivered) for the year ended November 30, 2018, $665.7 million ($22,700 per home delivered) for the year ended November 30, 2017 and $596.3 million ($22,500 per home delivered) for the year ended November 30, 2016.

(2)	Homebuilding Central operating loss for the year ended November 30, 2017 included a $140 million loss due to litigation (see Note 17).

(3)
For the year ended November 30, 2018, Homebuilding Other's operating earnings includes a $164.9 million gain on the sale of an 80% interest in one of the Company's strategic joint ventures, Treasure Island Holdings. For the years ended November 30, 2018 and 2017, Homebuilding Other's operating earnings (loss) included an equity in loss from unconsolidated entities of $92.0 million and $47.6 million, respectively.

(4)
For the years ended November 30, 2018, 2017 and 2016, Lennar Multifamily's operating earnings included $35.6 million, $85.7 million and $85.5 million, respectively, of equity in earnings from unconsolidated entities and other gain primarily as a result of $61.2 million share of gains from the sale of six operating properties and an investment in an operating property for the year ended November 30, 2018, and $96.7 million and $91.0 million share of gains from the sale of seven operating properties for the years ended November 30, 2017 and 2016, respectively, by its unconsolidated entities.

(5)
For the year ended November 30, 2018, Rialto's operating loss was primarily as a result of non-recurring expenses, partially offset by a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios and a decrease in interest expense. For the year ended November 30, 2017, Rialto's operating loss included $96.2 million of gross REO and loan impairments ($44.7 million net of noncontrolling interests) as Rialto liquidated most of the remaining assets of the FDIC portfolio.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2018	2017	2016
Lennar Homebuilding interest expense:
Homebuilding East	$98,478	85,761	76,170
Homebuilding Central	28,471	21,061	22,530
Homebuilding Texas	32,930	34,237	33,009
Homebuilding West	151,823	135,574	111,784
Homebuilding Other	4,462	1,176	1,568
Total Lennar Homebuilding interest expense	$316,164	277,809	245,061
Lennar Financial Services interest income, net	$18,968	13,331	12,388
Rialto interest expense	$24,312	42,004	40,303
Depreciation and amortization:
Homebuilding East	$20,614	17,258	16,268
Homebuilding Central	5,285	3,879	3,727
Homebuilding Texas	9,041	8,228	7,370
Homebuilding West	36,013	27,403	23,391
Homebuilding Other	1,022	2,447	2,284
Lennar Financial Services	13,437	9,992	7,667
Lennar Multifamily	4,357	2,910	2,472
Rialto	5,723	5,194	7,590
Corporate and unallocated	66,261	50,369	34,966
Total depreciation and amortization	$161,753	127,680	105,735
Net additions to (disposals of) operating properties and equipment:
Homebuilding East	$26,402	(27)	(10,452)
Homebuilding Central	14,677	32	33
Homebuilding Texas	200	(40)	2,340
Homebuilding West	42,525	32,995	43,479
Homebuilding Other	15,549	10,833	7,771
Lennar Financial Services	7,703	11,185	6,218
Lennar Multifamily	1,558	12,657	1,666
Rialto	6,416	4,115	1,908
Corporate and unallocated	55,364	40,023	12,645
Total net additions (disposals of) operating properties and equipment	$170,394	111,773	65,608
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(818)	(754)	(230)
Homebuilding Central	691	(255)	(74)
Homebuilding Texas	469	8	364
Homebuilding West	(212)	(13,095)	(2,052)
Homebuilding Other (1)	(92,045)	(47,612)	(47,283)
Total Lennar Homebuilding equity in loss from unconsolidated entities	$(91,915)	(61,708)	(49,275)
Lennar Multifamily equity in earnings from unconsolidated entities	$51,322	85,739	85,519
Rialto equity in earnings from unconsolidated entities	$25,816	25,447	18,961

(1)
For the year ended November 30, 2018, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by valuation adjustments and general and administrative expenses, partially offset by profits from land sales. For the years ended November 30, 2017 and 2016, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments, partially offset by profits from land sales.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2018	2017
Accounts receivable	$115,642	59,733
Mortgage and notes receivable	123,796	80,602
	239,438	140,335
Allowance for doubtful accounts	(2,597)	(2,668)
	$236,841	137,667

At November 30, 2018 and 2017, Lennar Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

5. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2018	2017	2016
Revenues	$525,931	471,899	439,874
Costs and expenses	729,700	616,217	578,831
Other income (1)	186,982	23,253	—
Net loss of unconsolidated entities (1)	$(16,787)	(121,065)	(138,957)
Lennar Homebuilding equity in loss from unconsolidated entities (1)	$(91,915)	(61,708)	(49,275)

(1)
During the year ended November 30, 2018, other income was primarily due to FivePoint Holdings, LLC ("FivePoint) recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the FivePoint TRA Liability. Therefore, the Company did not include in Lennar Homebuilding’s equity in loss from unconsolidated entities the pro-rata share of earnings related to the Company's portion of the TRA Liability. As a result, the Company's unconsolidated entities have net losses of only $16.8 million, but the Company has an equity in loss from unconsolidated entities of $91.9 million.

For the year ended November 30, 2018, Lennar Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$782,565	953,261
Inventories	4,291,470	3,751,525
Other assets	1,251,884	1,061,507
	$6,325,919	5,766,293
Liabilities and equity:
Accounts payable and other liabilities	$875,380	832,151
Debt (1)	1,212,274	737,331
Equity	4,238,265	4,196,811
	$6,325,919	5,766,293
Lennar Homebuilding investments in unconsolidated entities (2)	$996,926	900,769

(1)
Debt presented above is net of debt issuance costs of $12.4 million and $5.7 million, as of November 30, 2018 and 2017, respectively. The increase in debt in 2018 was primarily related to $500 million of senior notes issued by FivePoint.

(2)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities.
In May 2017, FivePoint completed its initial public offering ("IPO"). Concurrent with the IPO, the Company invested an additional $100 million in FivePoint in a private placement. As of November 30, 2018, the Company owns approximately 40% of FivePoint and the carrying amount of the Company's investment was $342.7 million as of November 30, 2018.
As of November 30, 2018 and 2017, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $996.9 million and $900.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of both November 30, 2018 and 2017 was $1.3 billion. The basis difference is primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. In 2017, the Company's recorded investments in Lennar Homebuilding unconsolidated entities included $33.3 million of assets held-for-sale.
In 2017, the Company entered into a Membership Interest Purchase Agreement and Payment Escrow Agreement ("Agreement") with one of its strategic joint ventures under which the Company agreed to sell 80% of the Company's interest in the joint venture to a third-party. Under the terms of the Agreement, the sale transaction was contingent upon the satisfaction of certain conditions. In January 2018, conditions were fulfilled and the transaction was closed resulting in gains of $164.9 million recorded in Lennar Homebuilding other income, net within the accompanying consolidated statement of operations for the year ended November 30, 2018.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and the Company receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2018, 2017 and 2016, the Company received management fees and reimbursement of expenses, net of deferrals, from Lennar Homebuilding unconsolidated entities totaling $7.0 million, $4.4 million and $13.2 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2018, 2017 and 2016, $169.5 million, $226.2 million and $130.4 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in earnings (loss) from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Lennar Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2018	2017
Non-recourse bank debt and other debt (partner’s share of several recourse)	$48,313	64,197
Non-recourse land seller debt and other debt	—	1,997
Non-recourse debt with completion guarantees	239,568	255,903
Non-recourse debt without completion guarantees (1)	871,088	351,800
Non-recourse debt to the Company	1,158,969	673,897
The Company’s maximum recourse exposure (2)	65,707	69,181
Debt issuance costs	(12,402)	(5,747)
Total debt	$1,212,274	737,331
The Company’s maximum recourse exposure as a % of total JV debt	5%	9%

(1)	The increase in non-recourse debt without completion guarantees was primarily related to $500 million of senior notes issued by FivePoint.

(2)
As of November 30, 2018 and 2017, the Company's maximum recourse exposure was primarily related to the Company providing a repayment guarantee on four unconsolidated entities' debt and three unconsolidated entities' debt, respectively.

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
As of both November 30, 2018 and 2017, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2018, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 7).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Lennar Homebuilding Operating Properties and Equipment
Operating properties and equipment are included in Lennar Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2018	2017
Operating properties (1)	$255,203	188,073
Leasehold improvements (2)	61,990	52,185
Furniture, fixtures and equipment (2)	141,466	79,082
	458,659	319,340
Accumulated depreciation and amortization	(138,798)	(104,272)
	$319,861	215,068

(1)
Operating properties primarily include rental operations and commercial properties. During the year ended November 30, 2017, the Company acquired an operating property with an allocated fair value of $34.0 million as part of the WCI acquisition and sold an operating property with a basis of $47.0 million.

(2)	Increase primarily related to assets from CalAtlantic acquisition.

7. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2018	2017
0.25% convertible senior notes due 2019	$1,291	—
4.500% senior notes due 2019	499,585	498,793
4.50% senior notes due 2019	599,176	598,325
6.625% senior notes due 2020 (1)	311,735	—
2.95% senior notes due 2020	298,838	298,305
8.375% senior notes due 2021 (1)	435,897	—
4.750% senior notes due 2021	498,111	497,329
6.25% senior notes due December 2021 (1)	315,283	—
4.125% senior notes due 2022	596,894	595,904
5.375% senior notes due 2022 (1)	261,055	—
4.750% senior notes due 2022	570,564	569,484
4.875% senior notes due December 2023	395,759	394,964
4.500% senior notes due 2024	646,078	645,353
5.875% senior notes due 2024 (1)	452,833	—
4.750% senior notes due 2025	497,114	496,671
5.25% senior notes due 2026 (1)	409,133	—
5.00% senior notes due 2027 (1)	353,275	—
4.75% senior notes due 2027	892,297	892,657
4.125% senior notes due December 2018	—	274,459
6.95% senior notes due 2018	—	249,342
Mortgage notes on land and other debt	508,950	398,417
	$8,543,868	6,410,003

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of the senior notes listed above are net of debt issuance costs of $31.2 million and $33.5 million, as of November 30, 2018 and 2017, respectively.
In February 2018, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $2.0 billion to $2.6 billion and extended the maturity on $2.2 billion of the Credit Facility from June 2022 to April 2023, with $70 million maturing in June 2018 and the remaining $50 million maturing in June 2020. As of November 30, 2018, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2018 and 2017, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2018. In addition, the Company had $285 million in letter of credit facilities with different financial institutions at November 30, 2018.
The Company’s performance letters of credit outstanding were $598.4 million and $384.4 million at November 30, 2018 and 2017, respectively. The Company’s financial letters of credit outstanding were $165.4 million and $127.4 million at November 30, 2018 and 2017, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2018, the Company had outstanding surety bonds of $2.7 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2018, there were approximately $1.4 billion, or 52%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior notes outstanding at November 30, 2018 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
0.25% convertible senior notes due 2019	$1,300	(3)	(3)	(3)
4.500% senior notes due 2019	500,000	$495,725	(4)	February 2014
4.50% senior notes due 2019	600,000	595,801	(5)	November 2014, February 2015
6.625% senior notes due 2020	300,000	(3)	(3)	(3)
2.95% senior notes due 2020	300,000	298,800	100%	November 2017
8.375% senior notes due 2021	400,000	(3)	(3)	(3)
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
6.25% senior notes due December 2021	300,000	(3)	(3)	(3)
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
5.375% senior notes due 2022	250,000	(3)	(3)	(3)
4.750% senior notes due 2022	575,000	567,585	(6)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3)
These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of the Company. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).

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
In November 2018, the Company redeemed $275 million aggregate principal amount of 4.125% senior notes due
2018. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In June 2018, the Company redeemed $250 million aggregate principal amount of the 6.95% senior notes due 2018. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In May 2018, the Company redeemed $575 million aggregate principal amount of the 8.375% senior notes due 2018 ("8.375% Senior Notes"). The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest. The 8.375% Senior Notes with $575 million in principal amount were obligations of CalAtlantic, when it was acquired, and $485.6 million principal amount was subsequently exchanged in part for notes of the Company.
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
At November 30, 2018, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 7.5% with an average interest rate of 3.2%. At November 30, 2018 and 2017, the carrying amount of the mortgage notes on land and other debt was $509.0 million and $398.4 million, respectively. During the years ended November 30, 2018 and 2017, the Company retired $128.3 million and $139.7 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2018 and thereafter are as follows:

(In thousands)	Debt Maturities
2019	$1,270,534
2020	738,921
2021	973,451
2022	1,745,130
2023	64,366
Thereafter	3,674,746

The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$185,990	117,410
Restricted cash	15,251	12,006
Receivables, net (1)	512,732	313,252
Loans held-for-sale (2)	1,152,198	937,516
Loans held-for-investment, net	70,216	44,193
Investments held-to-maturity	52,490	52,327
Investments available-for-sale (3)	4,161	57,439
Goodwill (4)	237,688	59,838
Other assets (5)	116,173	95,527
	$2,346,899	1,689,508
Liabilities:
Notes and other debts payable	$1,256,174	937,431
Other liabilities (6)	281,586	240,383
	$1,537,760	1,177,814

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2018 and 2017, respectively.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)	As of November 30, 2018, goodwill included $20 million related to the WCI acquisition and a provisional amount of $175.4 million related to the CalAtlantic acquisition (See Note 2).

(5)
As of November 30, 2018 and 2017, other assets included mortgage loan commitments carried at fair value of $16.4 million and $9.9 million, respectively, and mortgage servicing rights carried at fair value of $37.2 million and $31.2 million, respectively. In addition, other assets also included forward contracts carried at fair value of $1.7 million as of November 30, 2017, respectively.

(6)
As of November 30, 2018 and 2017, other liabilities included $60.3 million and $57.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation, and forward contracts carried at fair value of $10.4 million as of November 30, 2018.

At November 30, 2018, the Lennar Financial Services segment warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2018 (1)	$400,000
364-day warehouse repurchase facility that matures March 2019 (2)	300,000
364-day warehouse repurchase facility that matures June 2019	700,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
Total	$1,900,000

(1)	Subsequent to November 30, 2018, the maturity date was extended to February 2019. Maximum aggregate commitment includes an uncommitted amount of $250 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.3 billion and $937.2 million at November 30, 2018 and 2017, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.3 billion and $974.1 million at November 30, 2018 and 2017, respectively. The combined effective interest rate on the facilities at November 30, 2018 was 4.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

9. Lennar Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Lennar Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Lennar Multifamily segment were as follows:

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$7,832	8,676
Receivables (1)	73,829	69,678
Land under development	277,894	208,618
Investments in unconsolidated entities	481,129	407,544
Other assets	33,535	16,209
	$874,219	710,725
Liabilities:
Accounts payable and other liabilities	$170,616	149,715
	$170,616	149,715

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities as of November 30, 2018 and 2017.
The unconsolidated entities in which the Lennar Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Lennar Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2018 and 2017, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2018 and 2017, the Lennar Multifamily segment had $4.6 million and $4.7 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 7 related to the Company's performance and financial letters of credit. As of November 30, 2018 and 2017, the Lennar Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.0 billion and $896.7 million, respectively.
In many instances, the Lennar Multifamily segment is appointed as the construction, development and property manager of certain of its Lennar Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2018, 2017 and 2016, the Lennar Multifamily segment received fee income, net of deferrals, from its unconsolidated entities of $48.8 million, $53.8 million and $38.5 million, respectively.
The Lennar Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. During the years ended November 30, 2018, 2017 and 2016, the Lennar Multifamily segment provided general contractor services, net of deferrals, totaling $353.2 million, $341.0 million and $237.1 million, respectively, which were offset by costs related to those services of $338.7 million, $330.4 million and $228.6 million, respectively.
The Lennar Multifamily Venture Fund I LP (the "Venture Fund") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the year ended November 30, 2018, $384.3 million in equity commitments were called, of which the Company contributed its portion of $90.1 million. During the year ended November 30, 2018, the Company received $18.0 million of distributions as a return of capital from the Venture Fund. As of November 30, 2018, $1.8 billion of the $2.2 billion

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in equity commitments had been called, of which the Company had contributed $440.8 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $63.2 million. As of November 30, 2018 and 2017, the carrying value of the Company's investment in the Venture Fund was $383.4 million and $323.8 million, respectively.
In March 2018, the Lennar Multifamily segment completed the first closing of a second Lennar Multifamily Venture, Lennar Multifamily Venture II LP, ("Venture Fund II"), for the development, construction and property management of Class-A multifamily assets. As of November 30, 2018, Venture Fund II had approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2018, $252.1 million in equity commitments were called, of which the Company contributed its portion of $81.2 million, which was made up of a $188.4 million inventory and cash contributions, offset by $107.2 million of distributions as a return of capital, resulting in a remaining equity commitment for the Company of $173.8 million. As of November 30, 2018, the carrying value of the Company's investment in Venture Fund II was $63.0 million. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. Venture Fund II is currently seeded with eight undeveloped multifamily assets that were previously purchased by the Lennar Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion.
Summarized condensed financial information on a combined 100% basis related to Lennar Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$61,571	37,073
Operating properties and equipment	3,708,613	2,952,070
Other assets	40,899	36,772
	$3,811,083	3,025,915
Liabilities and equity:
Accounts payable and other liabilities	$199,119	212,123
Notes payable (1)	1,381,656	879,047
Equity	2,230,308	1,934,745
	$3,811,083	3,025,915
Lennar Multifamily investments in unconsolidated entities	$481,129	407,544

(1)	Notes payable are net of debt issuance costs of $15.7 million and $17.6 million, as of November 30, 2018 and 2017, respectively.
Statements of Operations

	Years Ended November 30,
(In thousands)	2018	2017	2016
Revenues	$117,985	67,578	45,287
Costs and expenses	172,089	108,610	68,976
Other income, net	93,778	207,793	191,385
Net earnings of unconsolidated entities	$39,674	166,761	167,696
Lennar Multifamily equity in earnings from unconsolidated entities and other gain (1)	$51,322	85,739	85,519

(1)
During the year ended November 30, 2018, the Lennar Multifamily segment sold, through its unconsolidated entities, six operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. The gain of $15.7 million recognized on the sale of the investment in an operating property and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Lennar Multifamily equity in earnings from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities. During the years ended November 30, 2017 and 2016, the Lennar Multifamily segment sold seven operating properties, through its unconsolidated entities resulting in the segment's $96.7 million and $91.0 million share of gains, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Rialto Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$26,829	241,861
Restricted cash (1)	9,868	22,466
Receivables, net (2)	218,437	—
Loans held-for-sale (3)	61,691	236,018
Real estate owned, net	25,632	86,047
Investments in unconsolidated entities	297,379	265,418
Investments held-to-maturity	196,956	179,659
Other assets	57,453	122,371
	$894,245	1,153,840
Liabilities:
Notes and other debts payable (4)	$317,016	625,081
Other liabilities	80,934	94,975
	$397,950	720,056

(1)
As of November 30, 2018 and 2017, restricted cash primarily consisted of upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated and cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.

(2)	Receivables, net, is primarily related to loans sold but not settled as of November 30, 2018.

(3)	Loans held-for-sale related to unsold loans originated by RMF carried at fair value and loans in the FDIC carried at lower of cost or market.

(4)
In March 2018, Rialto paid off the remaining principal balance of the 7.00% senior notes due 2018 (the "7.00% Senior Notes"). As of November 30, 2017, notes and other debts payable primarily included $349.4 million related to Rialto's 7.00% Senior Notes. In addition, as of November 30, 2018 and November 30, 2017, notes and other debt payable included $178.8 million and $162.1 million, respectively, related to RMF's warehouse repurchase facilities.

Sale of Asset and Investment Management Platform
The Company sold the Rialto asset and investment management platform on November 30, 2018 for a gain of $296.4 million. The Company retained its Rialto Mortgage Finance business, which moved into our Financial Services segment as of December 1, 2018. The Company also retained its fund investments along with its carried interests in various Rialto funds and investments in other Rialto balance sheet assets. The Company's limited partner investments in Rialto funds and investment vehicles totaled $297.4 million at November 30, 2018, and the Company is committed to invest as much as an additional $71.6 million in Rialto funds.
Rialto Mortgage Finance - loans held-for-sale
During the year ended November 30, 2018, RMF originated loans with a total principal balance of $1.4 billion, all of which was recorded as loans held-for-sale, and sold $1.5 billion of loans into 16 separate securitizations. During the year ended November 30, 2017, RMF originated loans with a principal balance of $1.7 billion of which $1.6 billion were recorded as loans held-for-sale and $98.4 million were recorded as accrual loans within loans receivable, net, and sold $1.5 billion of loans into 12 separate securitizations. As of November 30, 2018, originated loans with an unpaid balance of $218.4 million were sold into a securitization trust but not settled and thus were included as receivables, net. As of November 30, 2017, there were no unsettled transactions.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2018, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures November 2019	$200,000
364-day warehouse repurchase facility that matures December 2019	200,000
364-day warehouse repurchase facility that matures December 2019	250,000
364-day warehouse repurchase facility that matures December 2019	200,000
Total - Loans origination and securitization business	850,000
Warehouse repurchase facility that matures December 2019 (two - one year extensions) (1)	50,000
Total	$900,000

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both November 30, 2018 and 2017.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $178.8 million and $162.1 million as of November 30, 2018 and 2017, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Rialto segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At November 30, 2018 and 2017, the carrying value of Rialto's CMBS was $197.0 million and $179.7 million, respectively. These securities were purchased at discount rates ranging from 9% to 84% with coupon rates ranging from 1.3% to 5.0%, stated and assumed final distribution dates between November 2020 and December 2027, and stated maturity dates between November 2043 and March 2059. The Rialto segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during any of the years ended November 30, 2018, 2017 and 2016. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
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
During the years ended November 30, 2018, 2017 and 2016, Rialto received $12.8 million, $7.3 million and $10.1 million, respectively, of advance distributions with regard to Rialto's carried interests in its real estate funds in order to cover income tax obligations resulting from allocations of taxable income to Rialto's carried interests in these funds. In addition, during the year ended November 30, 2018, Rialto received $12.7 million of distributions with regard to its carried interest in Rialto Real Estate Funds. During the year ended November 30, 2017, Rialto received $36.8 million of distributions with regard to its carried interest in one of Rialto's funds. These incentive income distributions are not subject to clawbacks and therefore are included in Rialto's revenues.
Rialto adopted carried interest plans under which the Company and participating employees will receive 60% and 40%, respectively, of carried interest payments, net of expenses, received by entities that are general partners of a number of Rialto funds or other investment vehicles. When Rialto's asset and investment management platform was sold, the Company retained its right to receive 60% of the distributions of carried interest payments received from funds that existed at the time of the sale.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$50,043	95,552
Loans receivable	705,414	538,317
Real estate owned	273,802	348,601
Investment securities	2,296,768	1,849,795
Investments in partnerships	380,290	393,874
Other assets	38,682	42,949
	$3,744,999	3,269,088
Liabilities and equity:
Accounts payable and other liabilities	$30,236	48,374
Notes payable (1)	595,491	576,810
Equity	3,119,272	2,643,904
	$3,744,999	3,269,088
Rialto's investments in unconsolidated entities	$297,379	265,418

(1)	Notes payable are net of debt issuance costs of $4.6 million and $3.1 million, as of November 30, 2018 and 2017, respectively.
Statements of Operations

	Years Ended November 30,
(In thousands)	2018	2017	2016
Revenues	$373,355	238,981	200,346
Costs and expenses	103,138	104,343	96,343
Other income, net (1)	(58,757)	109,927	49,342
Net earnings of unconsolidated entities	$211,460	244,565	153,345
Rialto equity in earnings from unconsolidated entities	$25,816	25,447	18,961

(1)	Other income, net included realized and unrealized gains (losses) on investments.

11. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Current:
Federal	$246,604	309,235	300,116
State	30,530	17,572	19,777
	$277,134	326,807	319,893
Deferred:
Federal	$189,096	40,641	43,775
State	78,941	50,409	53,710
	268,037	91,050	97,485
	$545,171	417,857	417,378

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2018	2017	2016
Statutory rate	22.22%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.81	3.29	3.21
Domestic production activities deduction	(1.71)	(2.77)	(2.78)
Tax reserves and interest expense, net	(0.39)	0.27	(0.89)
Deferred tax asset valuation allowance, net	(0.03)	0.17	(0.01)
Accounting method changes	(1.47)	—	—
Changes in tax law (1)	3.06	—	—
Tax credits	(1.60)	(2.03)	(3.46)
Other	0.44	0.09	0.33
Effective rate	24.33%	34.02%	31.40%

(1)
In December, 2017, the Tax Cuts and Jobs Act was enacted which had a positive impact on our effective tax rate in 2018 and will have a positive impact in subsequent years. The tax reform bill reduced the maximum federal corporate income tax rate to 21%, which reduced the value of the Company's deferred tax assets. As a result, the Company recorded a non-cash one-time write down of deferred tax assets that resulted in income tax expense of $68.6 million in fiscal year 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2018	2017
Deferred tax assets:
Inventory valuation adjustments	$315,006	54,511
Reserves and accruals	175,626	164,868
Net operating loss carryforwards	138,094	100,338
Rialto investments in partnerships	5,938	15,705
Capitalized expenses	51,477	197,204
Investments in unconsolidated entities	63,339	38,627
Other assets	115,266	68,857
Total deferred tax assets	864,746	640,110
Valuation allowance	(7,219)	(6,423)
Total deferred tax assets after valuation allowance	857,527	633,687
Deferred tax liabilities:
Capitalized expenses	153,392	79,440
Deferred income	156,376	244,969
Other liabilities	32,271	11,583
Total deferred tax liabilities	342,039	335,992
Net deferred tax assets	$515,488	297,695

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of the Company's net deferred tax assets were as follows:

	Years Ended November 30,
(In thousands)	2018	2017
Net deferred tax assets (liabilities): (1)
Lennar Homebuilding	$477,676	279,900
Lennar Financial Services	5,075	(1,176)
Lennar Multifamily	15,272	(2,973)
Rialto	17,465	21,944
Net deferred tax assets	$515,488	297,695

(1)	Net deferred tax assets and net deferred tax liabilities detailed above are included within other assets and other liabilities in the respective segments.
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
As of November 30, 2018 and 2017, the net deferred tax assets included a valuation allowance of $7.2 million and $6.4 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
At November 30, 2018 and 2017, the Company had federal tax effected NOL carryforwards totaling $44.8 million and $34.1 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At November 30, 2018 and 2017, the Company had state tax effected NOL carryforwards totaling $93.3 million and $66.2 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2019 and 2037.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Gross unrecognized tax benefits, beginning of year	$12,285	12,285	12,285
Increases due to tax positions taken during prior period	222	—	—
Decreases due to tax positions taken during prior period	(2,805)	—	—
Lapse of statute of limitations	(2,052)	—	—
Decreases due to settlements with tax authorities	(6,493)	—	—
Increases due to the CalAtlantic acquisition	13,510	—	—
Gross unrecognized tax benefits, end of year	$14,667	12,285	12,285

If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2018, $11.6 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2018	2017
Accrued interest and penalties, beginning of the year	$49,723	45,973
Additional interest and penalties (related to the acquisition of CalAtlantic)	1,515	—
Accrual of interest and penalties (primarily related to federal and state audits)	1,894	4,184
Reduction of interest and penalties	(190)	(434)
Accrued interest and penalties, end of the year	$52,942	49,723

The IRS is currently examining the Company's federal tax income tax returns for fiscal year 2017, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2018	2017	2016
Numerator:
Net earnings attributable to Lennar	$1,695,831	810,480	911,844
Less: distributed earnings allocated to nonvested shares	429	377	337
Less: undistributed earnings allocated to nonvested shares	14,438	7,447	8,852
Numerator for basic earnings per share	1,680,964	802,656	902,655
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	3,320	1,009	1,028
Plus: interest on convertible senior notes	80	—	5,528
Plus: undistributed earnings allocated to convertible shares	2,904	—	8,852
Less: undistributed earnings reallocated to convertible shares	2,899	—	8,438
Numerator for diluted earnings per share	$1,677,729	801,647	907,569
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	307,968	237,155	223,079
Effect of dilutive securities:
Share-based payments	48	1	3
Convertible senior notes	549	—	12,288
Denominator for diluted earnings per share - weighted average common shares outstanding	308,565	237,156	235,370
Basic earnings per share	$5.46	3.38	4.05
Diluted earnings per share	$5.44	3.38	3.86

(1)
The amounts presented above relate to Rialto's carried interest incentive plans (see Note 10) and represent the difference between the advanced tax distributions received by Rialto's subsidiary and the amount Lennar, as the parent company, is assumed to own.

For the years ended November 30, 2018, 2017 and 2016, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2018 and 2017.
Common Stock
During each of the years ended November 30, 2018, 2017 and 2016, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
On November 27, 2017, the Company paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by the Company's Board of Directors on October 30, 2017.
As of November 30, 2018, Stuart Miller, the Company’s Executive Chairman, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 33% voting power of the Company’s stock.
During fiscal 2018, the Company had a stock repurchase program adopted in 2001, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the year ended November 30, 2018, under the Company's stock repurchase program, the Company repurchased 6.0 million shares of Class A common stock for $249.9 million at an average share price of $41.63. During the years ended November 30, 2017 and 2016, there were no share repurchases of common stock under the stock repurchase program.
Subsequent to November 30, 2018, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. The repurchase authorization has no expiration and replaced the Company's 2001 stock repurchase program.
During the year ended November 30, 2018, treasury stock increased by 7.0 million shares of Class A common stock primarily due to the repurchase of 6.0 million shares of common stock. During the year ended November 30, 2017, treasury stock increased by 0.6 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
Restrictions on Payment of Dividends
There are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than the need to maintain the financial ratios and net worth requirements under the Lennar Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder and limit dividends to 50% of net income in the absence of an event of default.
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2018, 2017 and 2016, this amount was $25.3 million, $17.2 million and $15.7 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2018	2017	2016
Total compensation expense for nonvested share-based awards	$72,655	61,356	55,516

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized are classified as financing cash flows. For the years ended November 30, 2018, 2017 and 2016 there was $2.5 million, $2.0 million, and $7.0 million, respectively, of excess tax benefits from share-based awards related to nonvested shares.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2018, 2017 and 2016 was $55.84, $51.92 and $45.10, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2018, adjusted for the Class B stock dividend, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2017	2,399,866	$49.33
Grants	2,658,928	$55.84
Vested	(2,166,772)	$53.37
Forfeited	(154,670)	$50.94
Nonvested shares at November 30, 2018	2,737,352	$52.37

At November 30, 2018, there was $96.3 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 2 years. For the years ended November 30, 2018, 2017 and 2016, 2.2 million, 1.2 million and 1.1 million nonvested shares, respectively, vested each year.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2018 and 2017, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$70,216	63,794	44,193	41,795
Investments held-to-maturity	Level 2	$52,490	52,220	52,327	52,189
Rialto:
Investments held-to-maturity	Level 3	$196,956	222,753	179,659	199,190

LIABILITIES
Lennar Homebuilding senior notes and other debts payable	Level 2	$8,543,868	8,336,166	6,410,003	6,598,848
Lennar Financial Services notes and other debts payable	Level 2	$1,256,174	1,256,174	937,431	937,431
Rialto notes and other debts payable	Level 2	$317,016	318,032	625,081	644,644

The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is primarily based on quoted market prices and the fair value of variable-rate borrowings is primarily based on expected future cash flows calculated using current market forward rates.
Lennar Financial Services—The fair values of loans held-for-investment, net are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. For notes and other debts payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2018	Fair Value at November 30, 2017
Lennar Financial Services Assets:
Loans held-for-sale (1)	Level 2	$1,152,198	937,516
Investments available-for-sale	Level 1	$4,161	57,439
Mortgage loan commitments	Level 2	$16,373	9,873
Forward contracts	Level 2	$(10,360)	1,681
Mortgage servicing rights	Level 3	$37,206	31,163
Rialto Financial Assets:
RMF loans held-for-sale (2)	Level 3	$61,691	234,403

(1)
The aggregate fair value of Lennar Financial Services loans held-for-sale of $1.2 billion at November 30, 2018 exceeded their aggregate principal balance of $1.1 billion by $37.3 million. The aggregate fair value of Lennar Financial Services loans held-for-sale of $937.5 million at November 30, 2017 exceeded their aggregate principal balance of $908.8 million by $28.7 million.

(2)
The aggregate fair value of Rialto loans held-for-sale of $61.7 million at November 30, 2018 exceeded their aggregate principal balance of $61.0 million by $0.7 million. The aggregate fair value of Rialto loans held-for-sale of $234.4 million at November 30, 2017 were below their aggregate principal balance of $235.4 million by $1.0 million.

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
Lennar Financial Services loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of November 30, 2018 and 2017. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Lennar Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Lennar Financial Services segment's other liabilities as of November 30, 2018. The fair value of forward contracts is included in the Lennar Financial Services segment's other assets as of November 30, 2017.
The Lennar Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts. At November 30, 2018, the segment had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through February 2019.
Lennar Financial Services mortgage servicing rights — Lennar Financial Services records the value of mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2018, the key assumptions used in determining the fair value include an 11.9% mortgage prepayment rate, a 12.5% discount rate and an 8.4% delinquency rate. The fair value of mortgage servicing rights is included in the Lennar Financial Services segment's other assets.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2018	2017	2016
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$8,621	20,309	(19,865)
Mortgage loan commitments	$6,500	2,436	(5,623)
Forward contracts	$(12,041)	(24,786)	25,936
Investments available-for-sale	$(234)	(12)	53
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Financial Services investments available-for-sale	$(1,634)	1,331	(295)

Interest on Lennar Financial Services loans held-for-sale and Rialto loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Lennar Financial Services’ statement of operations and Rialto's statement of operations, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2018		2017
	Lennar Financial Services	Rialto	Lennar Financial Services	Rialto
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning of year	$31,163	234,403	23,930	126,947
Purchases/loan originations	7,841	1,350,091	10,479	1,583,876
Sales/loan originations sold, including those not settled	—	(1,504,554)	—	(1,474,714)
Disposals/settlements	(6,948)	(19,600)	(3,912)	—
Changes in fair value (1)	5,150	1,481	666	(301)
Interest and principal paydowns	—	(130)	—	(1,405)
End of year	$37,206	61,691	31,163	234,403

(1)	Changes in fair value for Rialto loans held-for-sale and Lennar Financial Services mortgage servicing rights are included in Rialto's and Lennar Financial Services' revenues, respectively.
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

	Years Ended November 30,
		2018			2017			2016
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total (Losses), Net (1)	Carrying Value	Fair Value	Total (Losses), Net (1)	Carrying Value	Fair Value	Total Gains (Losses), Net (1)
Financial assets
Rialto:
Impaired loans receivable	Level 3	$—	—	—	31,561	18,885	(12,676)	79,581	61,352	(18,229)
FDIC portfolios loans held-for-sale	Level 3	$—	—	—	32,018	12,072	(19,946)	—	—	—
Non-financial assets
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$4,019	3,473	(546)	8,601	4,227	(4,374)	—	—	—
Land and land under development (2)	Level 3	$96,093	62,850	(33,243)	6,771	3,094	(3,677)	29,418	22,925	(6,493)
Rialto:
REO, net (3)
Upon acquisition/transfer	Level 3	$—	—	—	27,640	26,591	(1,049)	53,154	54,443	1,289
Upon management periodic valuations	Level 3	$58,721	25,632	(33,089)	145,251	81,677	(63,574)	105,830	81,454	(24,376)

(1)	Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the year.

(2)	Valuation adjustments were included in Lennar Homebuilding costs and expenses in the Company's consolidated statement of operations for the years ended November 30, 2018, 2017 and 2016.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon the transfer or acquisition of REO and impairments were included in Rialto other income (expense), net, in the Company’s consolidated statement of operations for the years ended November 30, 2018, 2017 and 2016.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory and Rialto REO assets and loans receivables.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the year ended November 30, 2018. Based on the Company’s evaluation, during the year ended November 30, 2018, the Company consolidated and deconsolidated the same VIE thus resulting in no change to the combined assets and liabilities during the year. In addition, during the year ended November 30, 2018, the Company consolidated a VIE that had total assets of $57.3 million and an immaterial amount of liabilities. During the year ended November 30, 2018, there was a VIE that was deconsolidated that had a total assets of $48.1 million.
Consolidated VIEs
As of November 30, 2018, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $666.2 million and $242.5 million, respectively. As of November 30, 2017, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $799.4 million and $389.7 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
At November 30, 2018 and 2017, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	November 30,
	2018		2017
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$127,009	188,890	181,804	248,909
Lennar Multifamily (2)	463,534	710,754	345,175	503,364
Rialto (3)	196,956	196,956	179,659	179,659
	$787,499	1,096,600	706,638	931,932

(1)
At both November 30, 2018 and 2017, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $54.8 million and $61.6 million, respectively.

(2)
As of November 30, 2018, the remaining equity commitment of $237.0 million to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of its projects was included in Lennar maximum exposure to loss. As of November 30, 2017, the remaining equity commitment of $153.3 million to fund the Venture Fund was included in Lennar's maximum exposure to loss. In addition, at both November 30, 2018 and 2017, the maximum exposure to loss of Lennar Multifamily's investments in unconsolidated VIEs also included its investments in the unconsolidated VIEs, except with regard to $4.6 million of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

(3)
At both November 30, 2018 and 2017, the maximum recourse exposure to loss of Rialto’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated entities VIEs. At November 30, 2018 and 2017, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $197.0 million and $179.7 million, respectively, related to Rialto’s investments held-to-maturity.

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
As of November 30, 2018, the Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $237.0 million remaining equity commitment to fund the Venture Fund and Venture Fund

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

II for future expenditures related to the construction and development of the projects and $4.6 million of letters of credit outstanding for certain Lennar Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $54.8 million repayment guarantees of two unconsolidated entities' debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the year ended November 30, 2018, consolidated inventory not owned decreased by $184.3 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2018. The decrease was primarily due to a higher amount of homesite takedowns than construction started on homesites not owned. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of November 30, 2018. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $209.5 million and $137.0 million at November 30, 2018 and 2017, respectively. Additionally, the Company had posted $72.4 million and $51.8 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2018 and 2017, respectively.

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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2018, the Company had $209.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company expects to pay monetary sanctions to resolve this matter, which the Company does not currently expect will be material.
The Company's mortgage subsidiary was subpoenaed by the United States Department of Justice ("DOJ") regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. The Company provided information related to these loans and our processes to the DOJ. In October 2018, the Company paid monetary sanctions and restitution to resolve this matter that were not material.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2018 were as follows:

(In thousands)	Lease Payments
2019	$50,433
2020	47,764
2021	38,878
2022	27,148
2023	19,743
Thereafter	42,068

Rental expense for the years ended November 30, 2018, 2017 and 2016 was $98.4 million, $74.6 million and $63.2 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $763.8 million at November 30, 2018. Additionally, at November 30, 2018, the Company had outstanding surety bonds of $2.7 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2018, there were approximately $1.4 billion, or 52%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last decade there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Supplemental Financial Information
The indentures governing the Company’s 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2018 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, described in Note 7. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2018 was as follows:
Consolidating Balance Sheet November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$637,083	886,059	63,905	—	1,587,047
Inventories	—	16,679,245	389,459	—	17,068,704
Investments in unconsolidated entities	—	983,963	12,963	—	996,926
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	339,307	878,582	164,848	(26,955)	1,355,782
Investments in subsidiaries	10,562,273	89,044	—	(10,651,317)	—
Intercompany	11,815,491	—	—	(11,815,491)	—
	23,354,154	22,959,252	631,175	(22,493,763)	24,450,818
Lennar Financial Services	—	232,632	2,115,156	(889)	2,346,899
Lennar Multifamily	—	—	874,219	—	874,219
Rialto	—	—	894,245	—	894,245
Total assets	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$804,232	1,977,579	303,473	(27,844)	3,057,440
Liabilities related to consolidated inventory not owned	—	162,090	13,500	—	175,590
Senior notes and other debts payable	7,968,387	523,589	51,892	—	8,543,868
Intercompany	—	10,116,590	1,698,901	(11,815,491)	—
	8,772,619	12,779,848	2,067,766	(11,843,335)	11,776,898
Lennar Financial Services	—	51,535	1,486,225	—	1,537,760
Lennar Multifamily	—	—	170,616	—	170,616
Rialto	—	—	397,950	—	397,950
Total liabilities	$8,772,619	12,831,383	4,122,557	(11,843,335)	13,883,224
Stockholders’ equity	14,581,535	10,360,501	290,816	(10,651,317)	14,581,535
Noncontrolling interests	—	—	101,422	—	101,422
Total equity	14,581,535	10,360,501	392,238	(10,651,317)	14,682,957
Total liabilities and equity	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,945,024	462,336	21,972	—	2,429,332
Inventories	—	10,560,996	299,894	—	10,860,890
Investments in unconsolidated entities	—	884,294	16,475	—	900,769
Goodwill	—	136,566	—	—	136,566
Other assets	246,490	520,899	114,431	(18,416)	863,404
Investments in subsidiaries	4,446,309	52,237	—	(4,498,546)	—
Intercompany	7,881,306	—	—	(7,881,306)	—
	14,519,129	12,617,328	452,772	(12,398,268)	15,190,961
Lennar Financial Services	—	130,184	1,561,525	(2,201)	1,689,508
Lennar Multifamily	—	—	710,725	—	710,725
Rialto	—	—	1,153,840	—	1,153,840
Total assets	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$635,227	1,011,051	294,933	(20,617)	1,920,594
Liabilities related to consolidated inventory not owned	—	367,220	13,500	—	380,720
Senior notes and other debts payable	6,011,585	394,365	4,053	—	6,410,003
Intercompany	—	6,775,719	1,105,587	(7,881,306)	—
	6,646,812	8,548,355	1,418,073	(7,901,923)	8,711,317
Lennar Financial Services	—	48,700	1,129,114	—	1,177,814
Lennar Multifamily	—	—	149,715	—	149,715
Rialto	—	—	720,056	—	720,056
Total liabilities	$6,646,812	8,597,055	3,416,958	(7,901,923)	10,758,902
Stockholders’ equity	7,872,317	4,150,457	348,089	(4,498,546)	7,872,317
Noncontrolling interests	—	—	113,815	—	113,815
Total equity	7,872,317	4,150,457	461,904	(4,498,546)	7,986,132
Total liabilities and equity	$14,519,129	12,747,512	3,878,862	(12,400,469)	18,745,034

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	18,972,723	104,874	—	19,077,597
Lennar Financial Services	—	371,063	516,691	(19,923)	867,831
Lennar Multifamily	—	—	421,132	—	421,132
Rialto	—	—	205,071	—	205,071
Total revenues	—	19,343,786	1,247,768	(19,923)	20,571,631
Cost and expenses:
Lennar Homebuilding	—	16,831,780	104,950	143	16,936,873
Lennar Financial Services	—	339,211	372,672	(31,482)	680,401
Lennar Multifamily	—	—	429,759	—	429,759
Rialto	—	—	198,861	(8,448)	190,413
Acquisition and integration costs related to CalAtlantic	—	152,980	—	—	152,980
Corporate general and administrative	336,355	2,417	—	5,162	343,934
Total costs and expenses	336,355	17,326,388	1,106,242	(34,625)	18,734,360
Lennar Homebuilding equity in (loss) earnings from unconsolidated entities	—	(92,317)	402	—	(91,915)
Lennar Homebuilding other income, net	14,740	192,951	12,852	(14,702)	205,841
Lennar Multifamily equity in earnings from unconsolidated entities and other gain	—	—	51,322	—	51,322
Rialto equity in earnings from unconsolidated entities	—	—	25,816	—	25,816
Rialto other expense, net	—	—	(62,058)	—	(62,058)
Gain on sale of Rialto investment and asset management platform	—	—	296,407	—	296,407
Earnings (loss) before income taxes	(321,615)	2,118,032	466,267	—	2,262,684
Benefit (provision) for income taxes	78,249	(498,424)	(124,996)	—	(545,171)
Equity in earnings from subsidiaries	1,939,197	93,612	—	(2,032,809)	—
Net earnings (including net earnings attributable to noncontrolling interests)	1,695,831	1,713,220	341,271	(2,032,809)	1,717,513
Less: Net earnings attributable to noncontrolling interests	—	—	21,682	—	21,682
Net earnings attributable to Lennar	$1,695,831	1,713,220	319,589	(2,032,809)	1,695,831
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,634)	—	(1,634)
Reclassification adjustments for losses included in net earnings, net of tax	—	—	234	—	234
Total other comprehensive loss, net of tax	—	—	(1,400)	—	(1,400)
Total comprehensive income attributable to Lennar	$1,695,831	1,713,220	318,189	(2,032,809)	1,694,431
Total comprehensive earnings attributable to noncontrolling interests	$—	—	21,682	—	21,682

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	11,118,553	81,689	—	11,200,242
Lennar Financial Services	—	307,892	482,227	(20,010)	770,109
Lennar Multifamily	—	—	394,906	(135)	394,771
Rialto	—	—	281,243	—	281,243
Total revenues	—	11,426,445	1,240,065	(20,145)	12,646,365
Cost and expenses:
Lennar Homebuilding	—	9,676,548	79,338	(3,617)	9,752,269
Lennar Financial Services	—	280,349	355,147	(20,911)	614,585
Lennar Multifamily	—	—	407,078	—	407,078
Rialto	—	—	247,762	(213)	247,549
Corporate general and administrative	279,490	1,338	—	5,061	285,889
Total costs and expenses	279,490	9,958,235	1,089,325	(19,680)	11,307,370
Lennar Homebuilding equity in loss from unconsolidated entities	—	(61,400)	(308)	—	(61,708)
Lennar Homebuilding other income (expense), net	(427)	17,488	5,248	465	22,774
Lennar Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	85,739	—	85,739
Rialto equity in earnings from unconsolidated entities	—	—	25,447	—	25,447
Rialto other expense, net	—	—	(81,636)	—	(81,636)
Earnings (loss) before income taxes	(279,917)	1,284,298	185,230	—	1,189,611
Benefit (provision) for income taxes	95,228	(427,961)	(85,124)	—	(417,857)
Equity in earnings from subsidiaries	995,169	72,104	—	(1,067,273)	—
Net earnings (including net loss attributable to noncontrolling interests)	810,480	928,441	100,106	(1,067,273)	771,754
Less: Net loss attributable to noncontrolling interests	—	—	(38,726)	—	(38,726)
Net earnings attributable to Lennar	$810,480	928,441	138,832	(1,067,273)	810,480
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,331	—	1,331
Reclassification adjustments for losses included in net earnings, net of tax	$—	—	12	—	12
Total other comprehensive income, net of tax	—	—	1,343	—	1,343
Total comprehensive income attributable to Lennar	$810,480	928,441	140,175	(1,067,273)	811,823
Total comprehensive loss attributable to noncontrolling interests	$—	—	(38,726)	—	(38,726)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Lennar Homebuilding	$—	9,731,122	10,215	—	9,741,337
Lennar Financial Services	—	215,737	491,536	(20,018)	687,255
Lennar Multifamily	—	—	287,527	(86)	287,441
Rialto	—	—	233,966	—	233,966
Total revenues	—	9,946,859	1,023,244	(20,104)	10,949,999
Cost and expenses:
Lennar Homebuilding	—	8,389,469	23,424	(13,012)	8,399,881
Lennar Financial Services	—	192,572	340,463	(9,397)	523,638
Lennar Multifamily	—	—	301,786	—	301,786
Rialto	—	—	230,565	(796)	229,769
Corporate general and administrative	226,482	1,019	—	5,061	232,562
Total costs and expenses	226,482	8,583,060	896,238	(18,144)	9,687,636
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(49,662)	387	—	(49,275)
Lennar Homebuilding other income (expense), net	(1,922)	49,976	2,737	1,960	52,751
Lennar Multifamily equity in earnings from unconsolidated entities	—	—	85,519	—	85,519
Rialto equity in earnings from unconsolidated entities	—	—	18,961	—	18,961
Rialto other income, net	—	—	(39,850)	—	(39,850)
Earnings (loss) before income taxes	(228,404)	1,364,113	194,760	—	1,330,469
Benefit (provision) for income taxes	71,719	(419,596)	(69,501)	—	(417,378)
Equity in earnings from subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Net earnings (including earnings attributable to noncontrolling interests)	911,844	1,007,795	125,259	(1,131,807)	913,091
Less: Net earnings attributable to noncontrolling interests	—	—	1,247	—	1,247
Net earnings attributable to Lennar	$911,844	1,007,795	124,012	(1,131,807)	911,844
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(295)	—	(295)
Reclassification adjustments for gains included in net earnings	$—	—	(53)	—	(53)
Total other comprehensive loss, net of tax	—	—	(348)	—	(348)
Total comprehensive income attributable to Lennar	$911,844	1,007,795	123,664	(1,131,807)	911,496
Total comprehensive income attributable to noncontrolling interests	$—	—	1,247	—	1,247

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,695,831	1,713,220	341,271	(2,032,809)	1,717,513
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,939,197	93,612	—	(2,032,809)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by operating activities	(1,731,335)	598,250	(905,628)	2,032,809	(5,904)
Net cash provided by (used in) operating activities	1,903,693	2,405,082	(564,357)	(2,032,809)	1,711,609
Cash flows from investing activities:
Proceeds from sale of operating properties	—	38,633	—	—	38,633
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(94,937)	51,906	—	(43,031)
Proceeds from sales of real estate owned	—	—	32,221	—	32,221
Proceeds from sale of investment in unconsolidated entity	—	199,654	25,613	—	225,267
Proceeds from sale of commercial mortgage-backed securities bonds	—	—	14,222	—	14,222
Proceeds from sale of Rialto investment and asset management platform	—	—	340,000	—	340,000
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash acquired	(1,162,342)	22,716	36,351	—	(1,103,275)
Other	(56,050)	(35,982)	10,941	—	(81,091)
Distributions of capital from guarantor and non-guarantor subsidiaries	94,987	40,987	—	(135,974)	—
Intercompany	(728,546)	—	—	728,546	—
Net cash (used in) provided by investing activities	(1,851,951)	171,071	480,186	592,572	(608,122)
Cash flows from financing activities:
Net repayments under unsecured revolving credit facility	—	(454,700)	—	—	(454,700)
Net (repayments) borrowings under warehouse facilities	—	(108)	273,028	—	272,920
Debt issuance costs	(9,189)	—	(5,472)	—	(14,661)
Redemption of senior notes	(1,010,626)	(89,374)	—	—	(1,100,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments on other borrowings, other liabilities, Rialto Senior Notes and other notes payable	—	(128,685)	(294,250)	—	(422,935)
Net payments related to noncontrolling interests	—	—	(71,449)	—	(71,449)
Common stock:
Issuances	3,061	—	—	—	3,061
Repurchases	(299,833)	—	—	—	(299,833)
Dividends	(49,159)	(1,799,207)	(369,576)	2,168,783	(49,159)
Intercompany	—	306,199	422,347	(728,546)	—
Net cash used in financing activities	(1,365,746)	(2,225,020)	(45,372)	1,440,237	(2,195,901)
Net (decrease) increase in cash and cash equivalents	(1,314,004)	351,133	(129,543)	—	(1,092,414)
Cash and cash equivalents at beginning of period	1,937,674	359,087	354,111	—	2,650,872
Cash and cash equivalents at end of period	$623,670	710,220	224,568	—	1,558,458

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$810,480	928,441	100,106	(1,067,273)	771,754
Distributions of earnings from guarantor and non-guarantor subsidiaries	995,169	72,104	—	(1,067,273)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(739,947)	(246,983)	144,767	1,067,273	225,110
Net cash provided by operating activities	1,065,702	753,562	244,873	(1,067,273)	996,864
Cash flows from investing activities:
Proceeds from sale of operating properties	—	60,326	—	—	60,326
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(181,101)	(41,876)	—	(222,977)
Proceeds from sales of real estate owned	—	—	86,565	—	86,565
Receipts of principal payments on loans held-for-sale	—	—	11,251	—	11,251
Originations of loans receivable	—	—	(98,375)	—	(98,375)
Purchases of commercial mortgage-backed securities bonds	—	—	(107,262)	—	(107,262)
Acquisition, net of cash acquired	(611,103)	—	—	—	(611,103)
Other	(35,251)	(49,356)	96,365	—	11,758
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	80,000	—	(195,000)	—
Intercompany	(865,364)	—	—	865,364	—
Net cash used in investing activities	(1,396,718)	(90,131)	(53,332)	670,364	(869,817)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(104)	(199,580)	—	(199,684)
Proceeds from senior notes and debt issuance costs	2,433,539	—	(12,129)	—	2,421,410
Redemption of senior notes	(800,000)	(258,595)	—	—	(1,058,595)
Net proceeds from Rialto notes payable	—	—	74,666	—	74,666
Net proceeds on other borrowings	—	(104,471)	(4,024)	—	(108,495)
Proceeds on other liabilities	—	—	195,541	—	195,541
Net payments related to noncontrolling interests	—	—	(68,586)	—	(68,586)
Excess tax benefits from share-based awards	1,981	—	—	—	1,981
Common stock:
Issuances	720	—	—	—	720
Repurchases	(27,054)	—	—	—	(27,054)
Dividends	(37,608)	(1,018,441)	(243,832)	1,262,273	(37,608)
Intercompany	—	700,197	165,167	(865,364)	—
Net cash provided by (used in) financing activities	1,571,578	(681,414)	(92,777)	396,909	1,194,296
Net increase (decrease) in cash and cash equivalents	1,240,562	(17,983)	98,764	—	1,321,343
Cash and cash equivalents at beginning of period	697,112	377,070	255,347	—	1,329,529
Cash and cash equivalents at end of period	$1,937,674	359,087	354,111	—	2,650,872

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2016

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$911,844	1,007,795	125,259	(1,131,807)	913,091
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,068,529	63,278	—	(1,131,807)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(1,083,418)	(231,877)	(221,799)	1,131,807	(405,287)
Net cash provided by (used in) operating activities	896,955	839,196	(96,540)	(1,131,807)	507,804
Cash flows from investing activities:
Proceeds from sale of operating properties	—	25,288	—	—	25,288
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(139,533)	36,962	—	(102,571)
Proceeds from sales of real estate owned	—	—	97,871	—	97,871
Receipts of principal payments on loans receivable and other	—	—	84,433	—	84,433
Originations of loans receivable	—	—	(56,507)	—	(56,507)
Purchases of commercial mortgage-backed securities bonds	—	—	(42,436)	—	(42,436)
Other	(11,709)	(56,627)	(23,579)	—	(91,915)
Distributions of capital from guarantor and non-guarantor subsidiaries	40,000	34,000	—	(74,000)	—
Intercompany	(787,185)	—	—	787,185	—
Net cash provided by (used in) investing activities	(758,894)	(136,872)	96,744	713,185	(85,837)
Cash flows from financing activities:
Net borrowings under warehouse facilities	—	116	107,349	—	107,465
Proceeds from senior notes and debt issuance costs	495,974	—	(1,690)	—	494,284
Redemption of senior notes	(250,000)	—	—	—	(250,000)
Conversions and exchanges of convertible senior notes	(234,028)	—	—	—	(234,028)
Principal payments on Rialto notes payable including structured notes	—	—	(39,026)	—	(39,026)
Net payments on other borrowings	—	(165,463)	(8,342)	—	(173,805)
Net payments related to noncontrolling interests	—	—	(127,057)	—	(127,057)
Excess tax benefits from share-based awards	7,039	—	—	—	7,039
Common stock:
Issuances	19,471	—	—	—	19,471
Repurchases	(19,902)	—	—	—	(19,902)
Dividends	(35,324)	(1,047,795)	(158,012)	1,205,807	(35,324)
Intercompany	—	551,840	235,345	(787,185)	—
Net cash provided by (used in) financing activities	(16,770)	(661,302)	8,567	418,622	(250,883)
Net increase in cash and cash equivalents	121,291	41,022	8,771	—	171,084
Cash and cash equivalents at beginning of period	575,821	336,048	246,576	—	1,158,445
Cash and cash equivalents at end of period	$697,112	377,070	255,347	—	1,329,529

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2018
Revenues	$2,980,791	5,459,061	5,672,569	6,459,210
Gross profit from sales of homes	$516,628	840,042	1,057,903	1,274,241
Earnings before income taxes	$269,428	390,810	565,918	1,036,528
Net earnings attributable to Lennar	$136,215	310,257	453,211	796,148
Earnings per share:
Basic	$0.53	0.95	1.37	2.42
Diluted	$0.53	0.94	1.37	2.42
2017
Revenues	$2,337,428	3,261,892	3,261,476	3,785,569
Gross profit from sales of homes	$419,165	616,875	650,411	747,502
Earnings before income taxes	$49,643	309,600	368,385	461,983
Net earnings attributable to Lennar	$38,080	213,645	249,165	309,590
Earnings per share:
Basic	$0.16	0.89	1.04	1.29
Diluted	$0.16	0.89	1.04	1.29

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

20. Subsequent Events
Subsequent to November 30, 2018, the Company sold the majority of its retail title agency business and its wholly owned title insurance carrier. In addition, the Company sold its real estate brokerage business, which operated only in Florida. The Company does not expect the net gain from these transactions to be material.
Subsequent to November 30, 2018, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. The repurchase authorization has no expiration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2018. The effectiveness of our internal control over financial reporting as of November 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2018, of the Company and our report dated January 28, 2019 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Miami, Florida
January 28, 2019

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2019 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2019 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2019 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2018:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	—	$—	10,911,157
Equity compensation plans not approved by stockholders	—	n/a	—
Total	—	$—	10,911,157

(1)	Both shares of Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2019 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2019 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	130
Schedule II—Valuation and Qualifying Accounts	131
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

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated February 12, 2018 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated February 12, 2018.

3.3	Bylaws of the Company, as amended effective October 3, 2013 - Incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, dated October 4, 2013.

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

4.3
Eighth Supplemental Indenture, dated as of February 12, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, dated February 13, 2014.

4.4
Ninth Supplemental Indenture, dated as of November 25, 2014, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2019 - Incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, dated November 25, 2014.

4.5
Tenth Supplemental Indenture, dated as of April 28, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2025 - Incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K, dated April 29, 2015.

4.6
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 6, 2015.

4.7
Twelfth Supplemental Indenture, dated as of March 4, 2016, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2021 - Incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K, dated March 4, 2016.

4.8
Thirteenth Supplemental Indenture, dated as of January 20, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.125% Senior Notes due 2022- Incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K, dated January 20, 2017.

4.9
Fourteenth Supplemental Indenture, dated as of April 28, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2024 - Incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, dated April 28, 2017.

4.10
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.11
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 6.625% Senior Notes due May 1, 2020 (including the forms of 6.625% Senior Notes due May 1, 2020) - Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.12
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 8.375% Senior Notes due January 15, 2021 (including the forms of 8.375% Senior Notes due January 15, 2021) - Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.13
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 6.25% Senior Notes due December 15, 2021 (including the forms of 6.25% Senior Notes due December 15, 2021) - Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.14
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.375% Senior Notes due October 1, 2022 (including the forms of 5.375% Senior Notes due October 1, 2022) - Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.15
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.875% Senior Notes due November 15, 2024 (including the forms of 5.875% Senior Notes due November 15, 2024) - Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.16
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.25% Senior Notes due June 1, 2026 (including the forms of 5.25% Senior Notes due June 1, 2026) - Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.17
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.00% Senior Notes due June 15, 2027 (including the forms of 5.00% Senior Notes due June 15, 2027) - Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

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

10.8
Fifth Amended and Restated Guarantee Agreement, dated as of May 18, 2017, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, dated May 18, 2017.

10.9
Sixth Amended and Restated Credit Agreement, dated as of February 12, 2018, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as swingline lender, issuing lender, and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10. 1 of the Company’s Current Report on Form 8-K, dated February 12, 2018.

10.10
Sixth Amended and Restated Guarantee Agreement, dated as of February 12, 2018, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 12, 2018.

10.11*
2017 Award Agreements for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Bruce Gross and Mark Sustana Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

10.12
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee -Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

10.13
Voting and Cash Election Agreement, dated as of October 29, 2017, between Lennar Corporation and MP CA Homes LLC- Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 29, 2017.

10.14*	2018 Award Agreement for Mark Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2018.

10.15*	2018 Award Agreements for Stuart Miller, Rick Beckwitt and Jonathan Jaffe - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 14, 2018.

10.16*
Form of 2018 Restricted Stock Agreement for Stuart Miller, Rick Beckwitt and Jonathan Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 14, 2018.

10.17*	2018 Award Agreement for Bruce Gross - Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.

21	List of subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14a/15d-14(a) Certification of Richard Beckwitt.**

31.2	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.**

32	Section 1350 Certifications of Richard Beckwitt and Diane Bessette.**

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2018, filed on January 28, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ RICHARD BECKWITT
Richard Beckwitt
Chief Executive Officer and Director
Date:	January 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Richard Beckwitt	/S/ RICHARD BECKWITT
Chief Executive Officer and Director	Date:	January 28, 2019

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 28, 2019

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Controller	Date:	January 28, 2019

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 28, 2019

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 28, 2019

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 28, 2019

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 28, 2019

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
	Date:	January 28, 2019

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 28, 2019

Teri McClure	/S/ TERI MCCLURE
	Date:	January 28, 2019

Stuart Miller	/S/ STUART MILLER
	Date:	January 28, 2019

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 28, 2019

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 28, 2019

Scott Stowell	/S/ SCOTT STOWELL
	Date:	January 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2018 and 2017, and for each of the three years in the period ended November 30, 2018, and the Company's internal control over financial reporting as of November 30, 2018, and have issued our reports thereon dated January 28, 2019; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Miami, Florida
January 28, 2019

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2018, 2017 and 2016

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$2,849	246	(156)	(146)	2,793
Allowance for loan losses and loans receivable	$3,192	2,177	3,890	(3,105)	6,154
Allowance against net deferred tax assets	$6,423	796	—	—	7,219
Year ended November 30, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$328	260	2,463	(202)	2,849
Allowance for loan losses and loans receivable	$33,575	32,850	(1)	(63,232)	3,192
Allowance against net deferred tax assets	$5,773	650	—	—	6,423
Year ended November 30, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$768	125	(88)	(477)	328
Allowance for loan losses and loans receivable	$39,486	18,818	—	(24,729)	33,575
Allowance against net deferred tax assets	$5,945	—	—	(172)	5,773