Form 10-Q
period 2019-02-28
LENNAR CORP /NEW/
filed 2019-04-08
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of February 28, 2019:
Class A 285,430,769
Class B 37,743,556

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	February 28,	November 30,
	2019 (1)	2018 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$852,551	1,337,807
Restricted cash	12,875	12,399
Receivables, net	222,579	236,841
Inventories:
Finished homes and construction in progress	9,742,794	8,681,357
Land and land under development	8,164,066	8,178,388
Consolidated inventory not owned	301,938	208,959
Total inventories	18,208,798	17,068,704
Investments in unconsolidated entities	924,056	870,201
Goodwill	3,442,359	3,442,359
Other assets	1,264,362	1,355,782
	24,927,580	24,324,093
Financial Services	2,243,611	2,778,910
Multifamily	1,003,872	874,219
Lennar Other	574,863	588,959
Total assets	$28,749,926	28,566,181

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

As of February 28, 2019, total assets include $1.0 billion related to consolidated VIEs of which $37.4 million is included in Homebuilding cash and cash equivalents, $0.3 million in Homebuilding receivables, net, $102.3 million in Homebuilding finished homes and construction in progress, $311.4 million in Homebuilding land and land under development, $301.9 million in Homebuilding consolidated inventory not owned, $4.0 million in Homebuilding investments in unconsolidated entities, $10.5 million in Homebuilding other assets, $187.2 million in Financial Services assets, $51.6 million in Multifamily assets and $8.1 million in Lennar Other assets.
As of November 30, 2018, total assets include $666.2 million related to consolidated VIEs of which $57.6 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $81.7 million in Homebuilding finished homes and construction in progress, $293.1 million in Homebuilding land and land under development, $209.0 million in Homebuilding consolidated inventory not owned, $3.8 million in Homebuilding investments in unconsolidated entities, $10.5 million in Homebuilding other assets and $10.3 million in Lennar Other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2019 (2)	2018 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,025,286	1,154,782
Liabilities related to consolidated inventory not owned	267,344	175,590
Senior notes and other debts payable	9,256,423	8,543,868
Other liabilities	1,763,980	1,902,658
	12,313,033	11,776,898
Financial Services	1,300,005	1,868,202
Multifamily	209,965	170,616
Lennar Other	33,228	67,508
Total liabilities	13,856,231	13,883,224
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2019 and November 30, 2018 - 400,000,000 shares; Issued: February 28, 2019 - 295,015,005 shares and November 30, 2018 - 294,992,562 shares	29,501	29,499
Class B common stock of $0.10 par value; Authorized: February 28, 2019 and November 30, 2018 - 90,000,000 shares; Issued: February 28, 2019 - 39,442,634 shares and November 30, 2018 - 39,442,219 shares	3,944	3,944
Additional paid-in capital	8,514,301	8,496,677
Retained earnings	6,724,242	6,487,650
Treasury stock, at cost; February 28, 2019 - 9,584,236 shares of Class A common stock and 1,699,078 shares of Class B common stock; November 30, 2018 - 8,498,203 shares of Class A common stock and 1,698,424 shares of Class B common stock	(485,016)	(435,869)
Accumulated other comprehensive loss	(158)	(366)
Total stockholders’ equity	14,786,814	14,581,535
Noncontrolling interests	106,881	101,422
Total equity	14,893,695	14,682,957
Total liabilities and equity	$28,749,926	28,566,181

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of February 28, 2019, total liabilities include $528.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $5.4 million is included in Homebuilding accounts payable, $60.8 million in Homebuilding senior notes and other debts payable, $267.3 million in Homebuilding liabilities related to consolidated inventory not owned, $1.3 million in Homebuilding other liabilities, $190.6 million in Financial Services liabilities, $1.8 million in Multifamily liabilities and $1.0 million in Lennar Other liabilities.
As of November 30, 2018, total liabilities include $242.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $11.4 million is included in Homebuilding accounts payable, $51.9 million in Homebuilding senior notes and other debt payable, $175.6 million in Homebuilding liabilities related to consolidated inventory not owned, $2.6 million in Homebuilding other liabilities and $1.0 million in Lennar Other liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,
	2019	2018
Revenues:
Homebuilding	$3,623,721	2,662,093
Financial Services	143,311	196,087
Multifamily	97,394	93,256
Lennar Other	3,656	29,355
Total revenues	3,868,082	2,980,791
Costs and expenses:
Homebuilding	3,238,835	2,404,033
Financial Services	124,339	170,225
Multifamily	101,178	97,199
Lennar Other	1,622	26,607
Acquisition and integration costs related to CalAtlantic	—	104,195
Corporate general and administrative	79,343	67,810
Total costs and expenses	3,545,317	2,870,069
Homebuilding equity in loss from unconsolidated entities	(13,756)	(14,128)
Homebuilding other income (expense), net	(1,535)	169,995
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	10,581	2,742
Lennar Other equity in earnings from unconsolidated entities	8,330	8,955
Lennar Other expense, net	(7,261)	(8,858)
Earnings before income taxes	319,124	269,428
Provision for income taxes (1)	(79,700)	(132,611)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	239,424	136,817
Less: Net earnings (loss) attributable to noncontrolling interests	(486)	602
Net earnings attributable to Lennar	$239,910	136,215
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$208	(658)
Total other comprehensive income (loss), net of tax	$208	(658)
Total comprehensive income attributable to Lennar	$240,118	135,557
Total comprehensive income (loss) attributable to noncontrolling interests	$(486)	602
Basic earnings per share	$0.74	0.53
Diluted earnings per share	$0.74	0.53

(1)
Provision for income taxes for the three months ended February 28, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,
	2019	2018
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$239,424	136,817
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	18,362	19,570
Amortization of discount/premium and accretion on debt, net	(7,048)	40
Equity in loss from unconsolidated entities	5,710	2,431
Distributions of earnings from unconsolidated entities	3,489	3,542
Share-based compensation expense	16,899	17,766
Deferred income tax expense	65,879	33,788
Gain on sale of operating properties and equipment	—	(207)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(10,865)	(164,880)
Gain on sale of Financial Services' retail mortgage and real estate brokerage business	(1,663)	—
Unrealized and realized gains on real estate owned	(938)	(883)
Impairments of loans receivable, loans held-for-sale and real estate owned	—	5,486
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	6,910	12,048
Changes in assets and liabilities:
Decrease (increase) in receivables	394,682	(22,406)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,073,322)	(548,725)
Decrease (increase) in other assets	49,015	(26,582)
Decrease in loans held-for-sale	156,720	422,991
Decrease in accounts payable and other liabilities	(387,677)	(46,325)
Net cash used in operating activities	(524,423)	(155,529)
Cash flows from investing activities:
Net additions of operating properties and equipment	(27,395)	(40,810)
Proceeds from sale of investment in unconsolidated entity	17,790	175,179
Proceeds from sale of Financial Services' retail mortgage and real estate brokerage business	24,446	—
Investments in and contributions to unconsolidated entities	(133,917)	(62,575)
Distributions of capital from unconsolidated entities	70,080	20,927
Proceeds from sales of real estate owned	2,696	18,080
Purchases of commercial mortgage-backed securities bonds	—	(31,068)
Acquisitions, net of cash and restricted cash acquired	—	(1,076,771)
(Increase) decrease in Financial Services loans held-for-investment, net	(11,208)	1,590
Purchases of Financial Services investment securities	(31,305)	(20,894)
Proceeds from maturities/sales of Financial Services investments securities	9,442	10,473
Other proceeds, net	1,383	1,877
Net cash used in investing activities	$(77,988)	(1,003,992)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,
	2019	2018
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$725,000	45,300
Net repayments under warehouse facilities	(508,655)	(344,511)
Debt issuance costs	—	(12,039)
Proceeds from other borrowings	10,452	32,807
Principal payments on other borrowings	(92,983)	(115,548)
Payments related to other liabilities	(447)	(1,478)
Receipts related to noncontrolling interests	8,348	3,852
Payments related to noncontrolling interests	(11,297)	(23,760)
Common stock:
Issuances	607	—
Repurchases	(49,143)	(25,355)
Dividends	(12,860)	(9,617)
Net cash provided by (used in) financing activities	69,022	(450,349)
Net decrease in cash and cash equivalents and restricted cash	(533,389)	(1,609,870)
Cash and cash equivalents and restricted cash at beginning of period	1,595,978	2,694,084
Cash and cash equivalents and restricted cash at end of period	$1,062,589	1,084,214
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$865,426	756,747
Financial Services	166,751	208,524
Multifamily	13,594	16,249
Lennar Other	16,818	102,694
	$1,062,589	1,084,214
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Non-cash contributions to unconsolidated entities	$—	523
Purchases of inventories and other assets financed by sellers	$46,144	23,503
Equity component of acquisition consideration	$—	5,070,006
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	35,430
Receivables	$—	7,198
Operating properties and equipment and other assets	$51,603	—
Investments in unconsolidated entities	$(4,755)	(25,614)
Notes payable	$(36,110)	—
Other liabilities	$(1,844)	(17,014)
Noncontrolling interests	$(8,894)	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16 of the Notes to the Condensed Consolidated Financial Statements) in which Lennar Corporation is deemed to be the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 became effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09. The Company has adopted the modified retrospective method. The Company recorded an immaterial net increase to retained earnings during the three months ended February 28, 2019, due to the cumulative impact of adopting ASU 2014-09, with the impact primarily related to the recognition of deferral of net margin from home deliveries.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows , including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.
The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, effective December 1, 2018.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and restricted cash. As a result, the Company's beginning-of-period and end-of-period cash balances presented in the condensed consolidated statements of cash flows were retrospectively adjusted to include restricted cash with cash and cash equivalents.
In accordance with Securities and Exchange Commission ("SEC") Final Rule Release No. 33-10532, Disclosure Update and Simplification, the Company removed the presentation of cash dividends per each Class A and Class B common share from the accompanying condensed consolidated statements of operations and comprehensive income (loss). This is now disclosed with the analysis of changes in stockholders' equity within Note 5 of the Notes to the Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2019 presentation. The Company's segments were adjusted to reflect Rialto Mortgage Finance ("RMF") and certain other Rialto assets within the Financial Services segment effective December 1, 2018. The remaining assets retained related to the Company's former Rialto segment were included in the Lennar Other segment. In addition, the Company's strategic technology investments, which were part of Homebuilding, were reclassified to be included in the Lennar Other segment. These reclassifications were between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements.

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
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The $3.3 billion allocated to Homebuilding goodwill and the $175 million allocated to Financial Services goodwill is final and represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The following table summarizes the purchase price allocation based on the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
CalAtlantic shares of common stock outstanding	118,025,879
CalAtlantic shares electing cash conversion	24,083,091
CalAtlantic shares exchanged	93,942,788
Exchange ratio for Class A common stock	0.885
Exchange ratio for Class B common stock	0.0177
Number of shares of Lennar Class A common stock issued in exchange	83,138,277
Number of shares of Lennar Class B common stock issued in exchange (due to Class B common stock dividend)	1,662,172

Consideration attributable to Class A common stock	$4,933,425
Consideration attributable to Class B common stock	77,823
Consideration attributable to equity awards that convert upon change of control	58,758
Consideration attributable to cash including fractional shares	1,162,341
Total purchase price	$6,232,347

(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$55,191
Inventories	6,239,147
Intangible asset (1)	8,000
Investments in unconsolidated entities	151,900
Goodwill (2)	3,305,792
Other assets	561,151
Total Homebuilding assets	10,321,181
Financial Services (2)	355,128
Total assets	10,676,309
LIABILITIES
Homebuilding:
Accounts payable	306
Senior notes payable and other debts	3,926,152
Other liabilities (3)	374,656
Total Homebuilding liabilities	4,301,114
Financial Services	124,418
Total liabilities	4,425,532
Noncontrolling interests (4)	18,430
Total purchase price	$6,232,347

(1)	Intangible asset includes trade name. The amortization period for the trade name was six months.

(2)
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is generally not deductible for income tax purposes. As of the Merger date, goodwill consisted primarily of expected greater efficiencies and opportunities due to increased concentration of local market share, reduced general and administrative costs and reduced homebuilding costs resulting from the merger and cost savings as a result of additional homebuilding and non-homebuilding synergies. The allocation of goodwill among the Company's reporting segments included $1.1 billion to Homebuilding East, $495.0 million to Homebuilding Central, $342.2 million to Homebuilding Texas, $1.4 billion to Homebuilding West, and $175.4 million to Financial Services.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Homebuilding revenue and net earnings attributable to Lennar for the three months ended February 28, 2018 included $373.4 million of home sales revenues and $108.5 million of a pre-tax loss from CalAtlantic since the date of acquisition to February 28, 2018, which included acquisition and integration costs of $104.2 million from both Lennar and CalAtlantic. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three months ended February 28, 2018.

(3)	Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. In connection with the CalAtlantic acquisition, the Company experienced significant growth in its operations. As a result in 2018, the Company's chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manage and assess the Company’s performance at a regional level. Therefore, in 2018 the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of its four homebuilding regions, financial services operations, multifamily operations and Rialto operations are its operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, the Company’s operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. In addition, in the first quarter of 2019, as a result of the reclassification of RMF and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, the Company has renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from Homebuilding to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. The Company’s reportable segments consist of:
(1) Homebuilding East
(2) Homebuilding Central
(3) Homebuilding Texas
(4) Homebuilding West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment.
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s Homebuilding segments primarily include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the Homebuilding segments consist of revenues generated from the sales of homes and land, other revenues from management fees and forfeited deposits, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, and selling, general and administrative expenses incurred by the segment.
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, New Jersey, North and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments, including FivePoint
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes as well as property and casualty insurance. It also includes originating and selling into securitizations commercial mortgage loans through its RMF business. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Operations of the Multifamily segment include revenues generated from the sales of land, revenue from construction activities, and management and promote fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities and other gains (which includes sales of buildings), less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses.
Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments retained after the sale of Rialto's asset and investment management platform, along with equity in earnings (loss) from the Rialto fund investments and strategic technology investments, and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
Each reportable segment follows the same accounting policies described in Note 1 – "Summary of Significant Accounting Policies" to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2018. The Company's operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Homebuilding East	$6,821,359	7,183,758
Homebuilding Central	2,662,731	2,522,799
Homebuilding Texas	2,476,923	2,311,760
Homebuilding West	10,803,039	10,291,385
Homebuilding Other	968,106	1,013,367
Financial Services	2,243,611	2,778,910
Multifamily	1,003,872	874,219
Lennar Other	574,863	588,959
Corporate and unallocated	1,195,422	1,001,024
Total assets	$28,749,926	28,566,181
Homebuilding goodwill	$3,442,359	3,442,359
Financial Services goodwill (1)	$215,516	237,688

(1)	Decrease in goodwill relates to the Financial Services' segment sale of substantially all of its retail mortgage and its real estate brokerage business.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Revenues:
Homebuilding East	$1,226,814	912,963
Homebuilding Central	435,067	254,568
Homebuilding Texas	418,517	356,098
Homebuilding West	1,540,896	1,127,957
Homebuilding Other	2,427	10,507
Financial Services (1)	143,311	196,087
Multifamily	97,394	93,256
Lennar Other	3,656	29,355
Total revenues (2)	$3,868,082	$2,980,791
Operating earnings (loss) (3):
Homebuilding East	$135,383	101,329
Homebuilding Central	30,926	9,036
Homebuilding Texas	32,278	14,013
Homebuilding West	190,661	139,429
Homebuilding Other (4)	(19,653)	150,120
Total Homebuilding operating earnings	369,595	413,927
Financial Services	18,972	25,862
Multifamily	6,797	(1,201)
Lennar Other	3,103	2,845
Corporate and unallocated (5)	(79,343)	(172,005)
Earnings before income taxes	$319,124	269,428

(1)
Financial Services revenues are significantly lower period over period primarily due to the loss of revenues as a result of the sales of substantially all of the segment's retail mortgage business and the segment's real estate brokerage business, as well as a decrease in revenue related to RMF due to lower securitization volume and margin.

(2)
Total revenues were net of sales incentives of $222.3 million ($25,300 per home delivered) for the three months ended February 28, 2019, compared to $149.9 million ($22,300 per home delivered) for the three months ended February 28, 2018.

(3)	All Homebuilding segments were impacted by purchase accounting adjustments that totaled $55.0 million for the three months ended February 28, 2018.

(4)
Homebuilding Other operating earnings for the three months ended February 28, 2018 included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

(5)
Corporate and unallocated includes corporate, general and administrative expenses, and for the three months ended February 28, 2018, $104.2 million of acquisition and integration costs related to the CalAtlantic acquisition.

(4)	Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Revenues	90,644	68,189
Costs and expenses	123,751	107,424
Other income	197	—
Net loss of unconsolidated entities	(32,910)	(39,235)
Homebuilding equity in loss from unconsolidated entities	(13,756)	(14,128)

For the three months ended February 28, 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of net operating losses from its unconsolidated entities.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

For the three months ended February 28, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities.
Balance Sheets

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$741,581	781,833
Inventories	4,315,061	4,291,470
Other assets	1,041,639	1,045,274
	$6,098,281	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$868,466	874,355
Debt (1)	1,219,163	1,202,556
Equity	4,010,652	4,041,666
	$6,098,281	6,118,577
Homebuilding investments in unconsolidated entities (2)	$924,056	870,201

(1)	Debt presented above is net of debt issuance costs of $11.3 million and $12.4 million, as of February 28, 2019 and November 30, 2018, respectively.

(2)
Homebuilding investments in unconsolidated entities as of February 28, 2019 and November 30, 2018, do not include $67.0 million and $62.0 million, respectively, of the negative investment balance for one unconsolidated entity as it was reclassed to other liabilities.

As of February 28, 2019 and November 30, 2018, the Company’s recorded investments in Homebuilding unconsolidated entities were $924.1 million and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of both February 28, 2019 and November 30, 2018 was $1.2 billion. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint, a publicly traded entity. As of February 28, 2019 and November 30, 2018 the carrying amount of the Company's investment was $362.1 million and $342.7 million, respectively.
During the three months ended February 28, 2018, the Company sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
The total debt of the Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$41,816	48,313
Non-recourse debt with completion guarantees	233,115	239,568
Non-recourse debt without completion guarantees	896,219	861,371
Non-recourse debt to the Company	1,171,150	1,149,252
The Company’s maximum recourse exposure (1)	59,266	65,707
Debt issuance costs	(11,253)	(12,403)
Total debt	$1,219,163	1,202,556
The Company’s maximum recourse exposure as a % of total JV debt	5%	5%

(1)
As of February 28, 2019 and November 30, 2018, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on three and four unconsolidated entities' debt, respectively.

In most instances in which the Company has guaranteed debt of a Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral.
In connection with many of the loans to Homebuilding unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used.
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
As of both February 28, 2019 and November 30, 2018, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 28, 2019, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2019 and 2018:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)	6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	239,424	—	—	—	—	—	239,910	(486)
Employee stock and directors plans	(1,422)	2	—	725	(2,149)	—	—	—
Purchases of treasury stock	(46,998)	—	—	—	(46,998)	—	—	—
Amortization of restricted stock	16,899	—	—	16,899	—	—	—	—
Cash dividends	(12,860)	—	—	—	—	—	(12,860)	—
Receipts related to noncontrolling interests	8,348	—	—	—	—	—	—	8,348
Payments related to noncontrolling interests	(11,297)	—	—	—	—	—	—	(11,297)
Non-cash consolidations, net	8,894	—	—	—	—	—	—	8,894
Cumulative-effect of accounting change (see Note 1 to the Notes to the Condensed Consolidated Financial Statements)	9,542	—	—	—	—	—	9,542	—
Total other comprehensive loss, net of tax	208	—	—	—	—	208	—	—
Balance at February 28, 2019	$14,893,695	29,501	3,944	8,514,301	(485,016)	(158)	6,724,242	106,881

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	136,817	—	—	—	—	—	136,215	602
Employee stock and directors plans	(2,557)	41	—	214	(2,816)	—	4	—
Stock issuance in connection with CalAtlantic acquisition	5,047,464	8,408	168	5,061,430	(22,542)	—	—	—
Amortization of restricted stock	17,766	—	—	17,766	—	—	—	—
Cash dividends	(9,617)	—	—	—	—	—	(9,617)	—
Receipts related to noncontrolling interests	3,852	—	—	—	—	—	—	3,852
Payments related to noncontrolling interests	(23,760)	—	—	—	—	—	—	(23,760)
Non-cash activity to noncontrolling interests	18,645	—	—	—	—	—	—	18,645
Total other comprehensive loss, net of tax	(658)	—	—	—	—	(658)	—	—
Balance at February 28, 2018	$13,174,084	28,992	3,937	8,221,423	(161,378)	376	4,967,580	113,154

On February 8, 2019, the Company paid cash dividends of $0.04 per share for both its Class A and Class B common stock to holders of record at the close of business on January 25, 2019, as declared by its Board of Directors on January 10, 2019. The Company approved and paid cash dividends of $0.04 per share for both its Class A and Class B common stock in each quarter for the year ended November 30, 2018.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, or 25 million in shares of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. During the three months ended February 28, 2019, under this repurchase program, the Company repurchased one million shares of its Class A common stock for approximately $47.0 million at an average share price of $46.98.

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2019	2018
Provision for income taxes	$79,700	132,611
Effective tax rate (1)	24.9%	49.3%

(1)
For the three months ended February 28, 2019, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the three months ended February 28, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction and solar tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the three months ended February 28, 2018 was 23.8%.

As of February 28, 2019 and November 30, 2018, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $449.2 million and $515.5 million, respectively.
As of both February 28, 2019 and November 30, 2018, the Company had $14.7 million of gross unrecognized tax benefits.
At February 28, 2019, the Company had $53.6 million accrued for interest and penalties, of which $0.7 million was accrued during the three months ended February 28, 2019. At November 30, 2018, the Company had $52.9 million accrued for interest and penalties.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2019	2018
Numerator:
Net earnings attributable to Lennar	$239,910	136,215
Less: distributed earnings allocated to nonvested shares	99	115
Less: undistributed earnings allocated to nonvested shares	1,860	1,282
Numerator for basic earnings per share	237,951	134,818
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	323	210
Plus: interest on convertible senior notes	—	26
Plus: undistributed earnings allocated to convertible shares	—	1
Numerator for diluted earnings per share	$237,628	134,635
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	321,339	253,665
Effect of dilutive securities:
Shared based payments	10	55
Convertible senior notes	—	728
Denominator for diluted earnings per share - weighted average common shares outstanding	321,349	254,448
Basic earnings per share	$0.74	0.53
Diluted earnings per share	$0.74	0.53

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

For the three months ended February 28, 2019 and 2018, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(8)	Financial Services Segment
The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$155,914	188,485
Restricted cash	10,837	17,944
Receivables, net (1)	354,216	731,169
Loans held-for-sale (2)	1,056,984	1,213,889
Loans held-for-investment, net	81,004	70,216
Investments held-to-maturity	210,806	189,472
Investments available-for-sale (3)	5,188	4,161
Goodwill	215,516	237,688
Other assets (4)	153,146	125,886
	$2,243,611	2,778,910
Liabilities:
Notes and other debts payable	$1,070,547	1,558,702
Other liabilities (5)	229,458	309,500
	$1,300,005	1,868,202

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2019 and November 30, 2018, respectively.

(2)	Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of February 28, 2019 and November 30, 2018, other assets included mortgage loan commitments carried at fair value of $16.1 million and $16.4 million, respectively, and mortgage servicing rights carried at fair value of $35.4 million and $37.2 million, respectively.

(5)
As of February 28, 2019 and November 30, 2018, other liabilities included $58.5 million and $60.3 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of February 28, 2019 and November 30, 2018, other liabilities also included forward contracts carried at fair value of $1.5 million and $10.4 million, respectively.

Consistent with the Company's reversion to a pure-play homebuilder, during the three months ended February 28, 2019, the Company sold the majority of its retail title agency business and title insurance underwriter, substantially all of its retail mortgage business and its real estate brokerage business. These transactions resulted in a net gain of $1.7 million.
In connection with the sale of the majority of its retail title agency business and title insurance underwriter, the Company provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, the Company is required to consolidate the buyer’s results at this time.
At February 28, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2019 (1)	$300,000
364-day warehouse repurchase facility that matures May 2019 (2)	300,000
364-day warehouse repurchase facility that matures June 2019	500,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
Total	$1,600,000

(1)	Subsequent to February 28, 2019, the warehouse repurchase facility was extended to December 2019. Maximum aggregate commitment includes an uncommitted amount of $300 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
The Financial Services segment uses these facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

were $771.5 million and $1.3 billion at February 28, 2019 and November 30, 2018, respectively, and were collateralized by residential mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $801.1 million and $1.3 billion at February 28, 2019 and November 30, 2018, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last several years there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Loan origination liabilities, beginning of period	$48,584	22,543
Provision for losses	673	647
Origination liabilities assumed related to CalAtlantic acquisition	—	3,959
Payments/settlements	(42,560)	(39)
Loan origination liabilities, end of period	$6,697	27,110

Rialto Mortgage Finance - loans held-for-sale
During the three months ended February 28, 2019, RMF originated commercial loans with a total principal balance of $270.1 million, all of which were recorded as loans held-for-sale, and sold $200.5 million of commercial loans into two separate securitizations. As of February 28, 2019 and November 30, 2018, there were no unsettled transactions.
During the three months ended February 28, 2018, RMF originated commercial loans with a total principal balance of $238.0 million, all of which were recorded as loans held-for-sale, and sold $347.7 million of commercial loans into three separate securitizations.
At February 28, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both February 28, 2019 and November 30, 2018.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $122.6 million and $178.8 million as of February 28, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At February 28, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $167.4 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 1.3% to 5.3%, stated and assumed final distribution dates between November 2020 and December 2028, and stated maturity dates between November 2043 and March 2059. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2019 or 2018. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At February 28, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $155.9 million and $123.7 million, respectively, and the interest is incurred at a fixed rate of 3.2% to 4.1%.

(9)	Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Multifamily segment were as follows:

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$13,594	7,832
Receivables (1)	74,508	73,829
Land under development	332,642	277,894
Investments in unconsolidated entities	485,140	481,129
Other assets	97,988	33,535
	$1,003,872	874,219
Liabilities:
Accounts payable and other liabilities	$170,349	170,616
Notes payable (2)	39,616	—
	$209,965	170,616

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities.

(2)	Notes payable are net of debt issuance costs.
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both February 28, 2019 and November 30, 2018, the fair value of the completion guarantees was immaterial. Additionally, as of February 28, 2019 and November 30, 2018, the Multifamily segment had $1.9 million and $4.6 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit are included in the disclosure in Note 12 related to the Company's

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

performance and financial letters of credit. As of February 28, 2019 and November 30, 2018, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $926.3 million and $1.0 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for certain of its Multifamily unconsolidated entities and receives fees for performing this function. During the three months ended February 28, 2019 and 2018, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.1 million and $11.5 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three months ended February 28, 2019 and 2018, the Multifamily segment provided general contractor services, net of deferrals, totaling $82.4 million and $81.7 million, respectively, which were partially offset by costs related to those services of $79.4 million and $78.6 million, respectively.
The Multifamily Venture Fund I (the "Venture Fund") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the three months ended February 28, 2019, $64.8 million in equity commitments were called, of which the Company contributed its portion of $16.2 million. During the three months ended February 28, 2019, the Company received $4.9 million of distributions as a return of capital from the Venture Fund. As of February 28, 2019, $1.8 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $457.0 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $47.0 million. As of February 28, 2019 and November 30, 2018, the carrying value of the Company's investment in the Venture Fund was $390.7 million and $383.4 million, respectively.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Multifamily Venture II LP ("Venture Fund II"), for the development, construction and property management of class-A multifamily assets. As of February 28, 2019, Venture Fund II had approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the three months ended February 28, 2019, $26.8 million in equity commitments were called, of which the Company contributed its portion of $8.7 million. During the three months ended February 28, 2019, the Company received $6.3 million of distributions as a return of capital from the Venture Fund II. As of February 28, 2019, $262.2 million of the $787 million in equity commitments had been called, of which the Company had contributed $83.8 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $171.2 million. As of February 28, 2019 and November 30, 2018, the carrying value of the Company's investment in Venture Fund II was $65.2 million and $63.0 million, respectively. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. Venture Fund II was seeded initially with eight undeveloped multifamily assets that were previously purchased by the Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion.
Summarized condensed financial information on a combined 100% basis related to Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$37,533	61,571
Operating properties and equipment	3,798,753	3,708,613
Other assets	43,746	40,899
	$3,880,032	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$186,555	199,119
Notes payable (1)	1,449,294	1,381,656
Equity	2,244,183	2,230,308
	$3,880,032	3,811,083
Multifamily investments in unconsolidated entities	$485,140	481,129

(1)	Notes payable are net of debt issuance costs of $18.2 million and $15.7 million, as of February 28, 2019 and November 30, 2018, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Revenues	$35,371	23,952
Costs and expenses	56,128	31,795
Other income, net	21,400	7,307
Net earnings (loss) of unconsolidated entities	$643	(536)
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$10,581	2,742

(1)
During the three months ended February 28, 2019, the Multifamily segment sold, through its unconsolidated entities, one operating property and an investment in an operating property resulting in the segment's $15.5 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three months ended February 28, 2018, the Multifamily segment sold one operating property through an unconsolidated entity resulting in the segment's $4.1 million share of gains.

(10)	Lennar Other
Lennar Other primarily includes fund investments the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies.
The assets and liabilities related to Lennar Other were as follows:

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$15,843	24,334
Restricted cash	975	7,175
Real estate owned, net	23,874	25,632
Investments in unconsolidated entities	428,385	424,104
Investments held-to-maturity	60,204	59,974
Other assets	45,582	47,740
	$574,863	588,959
Liabilities:
Notes and other debts payable	$15,046	14,488
Other liabilities	18,182	53,020
	$33,228	67,508

Investments held-to-maturity
At February 28, 2019 and November 30, 2018, the carrying value of the Lennar Other's CMBS was $60.2 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. The Company reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Company’s assessment, no impairment charges were recorded during either the three months ended February 28, 2019 or 2018. The Company classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the segment. At February 28, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $13.1 million and $12.6 million, respectively, and the interest is incurred at a rate of 4.6% to 5.0%.

(11)	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services’ restricted cash primarily consists of cash balances required by certain warehouse lines of credit agreements and proceeds from loan sales not yet remitted to warehouse bank.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Financial Services' restricted cash also included upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the respective condensed consolidated balance sheets:

	February 28,
Dollars in thousands	2019	2018
Homebuilding:
Cash and cash equivalents	$852,551	733,905
Restricted cash	12,875	22,842
Financial Services:
Cash and cash equivalents	155,914	195,229
Restricted cash	10,837	13,295
Multifamily:
Cash and cash equivalents	13,594	16,249
Lennar Other:
Cash and cash equivalents	15,843	84,202
Restricted cash	975	18,492
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,062,589	1,084,214

Homebuilding cash and cash equivalents as of February 28, 2019 and November 30, 2018 included $651.2 million and $926.1 million, respectively, of cash held in escrow for approximately three days.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(12)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2019	November 30, 2018
Unsecured revolving credit facility	$725,000	—
0.25% convertible senior notes due 2019	1,289	1,291
4.500% senior notes due 2019	499,760	499,585
4.50% senior notes due 2019	599,422	599,176
6.625% senior notes due 2020 (1)	309,718	311,735
2.95% senior notes due 2020	298,984	298,838
8.375% senior notes due 2021 (1)	431,638	435,897
4.750% senior notes due 2021	498,306	498,111
6.25% senior notes due December 2021 (1)	314,026	315,283
4.125% senior notes due 2022	597,142	596,894
5.375% senior notes due 2022 (1)	260,341	261,055
4.750% senior notes due 2022	570,725	570,564
4.875% senior notes due December 2023	396,059	395,759
4.500% senior notes due 2024	646,259	646,078
5.875% senior notes due 2024 (1)	451,664	452,833
4.750% senior notes due 2025	497,225	497,114
5.25% senior notes due 2026 (1)	408,830	409,133
5.00% senior notes due 2027 (1)	353,179	353,275
4.75% senior notes due 2027	892,485	892,297
Mortgage notes on land and other debt	504,371	508,950
	$9,256,423	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $29.0 million and $31.2 million as of February 28, 2019 and November 30, 2018, respectively.
At February 28, 2019, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.6 billion. The maturity for $2.2 billion of the Credit Facility is April 2023 and the remaining $50 million matures in June 2020. As of February 28, 2019, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at February 28, 2019. In addition, the Company had $335 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $606.0 million and $598.4 million, at February 28, 2019 and November 30, 2018, respectively. The Company’s financial letters of credit outstanding were $153.7 million and $165.4 million, at February 28, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2019, the Company had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2019, there were approximately $1.4 billion, or 50%, of anticipated future costs to complete related to these site

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in Homebuilding other liabilities in the condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Warranty reserve, beginning of the period	$319,109	164,619
Warranties issued	33,971	24,689
Adjustments to pre-existing warranties from changes in estimates (1)	(9,527)	2,868
Warranties assumed related to acquisitions	—	108,404
Payments	(47,931)	(30,524)
Warranty reserve, end of period	$295,622	270,056

(1)
The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2019 and 2018 primarily related to specific claims for certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three months ended February 28, 2019, the Company granted employees an immaterial number of nonvested shares. During the three months ended February 28, 2018, the Company granted 0.4 million nonvested shares. Compensation expense related to the Company’s nonvested shares for the three months ended February 28, 2019 and 2018 was $16.9 million and $17.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2019 and November 30, 2018, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2019		November 30, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$81,004	73,245	70,216	63,794
Investments held-to-maturity	Level 3	$167,351	187,398	136,982	149,767
Investments held-to-maturity	Level 2	$43,455	43,275	52,490	52,220
Lennar Other:
Investments held-to-maturity	Level 3	$60,204	63,669	59,974	72,986
LIABILITIES
Homebuilding senior notes and other debts payable	Level 2	$9,256,423	9,308,161	8,543,868	8,336,166
Financial Services notes and other debts payable	Level 2	$1,070,547	1,071,982	1,558,702	1,559,718
Multifamily notes payable	Level 2	$39,616	39,616	—	—
Lennar Other notes and other debts payable	Level 2	$15,046	15,046	14,488	14,488

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
Lennar Other—The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair value is calculated based on discounted cash flows using quoted interest rates and for the warehouse repurchase financing agreements fair values approximate their carrying value due to their short-term maturities.
Multifamily—For notes payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at February 28, 2019	Fair Value at November 30, 2018
Financial Services Assets (Liabilities):
RMF loans held-for-sale (1)	Level 3	$131,042	61,691
Financial Services residential loans held-for-sale (2)	Level 2	$925,942	1,152,198
Investments available-for-sale	Level 1	$5,188	4,161
Mortgage loan commitments	Level 2	$16,114	16,373
Forward contracts	Level 2	$(1,507)	(10,360)
Mortgage servicing rights	Level 3	$35,448	37,206

(1)
The aggregate fair value of RMF loans held-for-sale of $131.0 million at February 28, 2019 exceeded their aggregate principal balance of $130.5 million by $0.5 million. The aggregate fair value of RMF loans held-for-sale of $61.7 million at November 30, 2018 exceeded their aggregate principal balance of $61.0 million by $0.7 million.

(2)
The aggregate fair value of Financial Services residential loans held-for-sale of $925.9 million at February 28, 2019 exceeded their aggregate principal balance of $898.7 million by $27.2 million. The aggregate fair value of Financial Services residential loans held-for-sale of $1.2 billion at November 30, 2018 exceeded their aggregate principal balance of $1.1 billion by $37.3 million.

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
RMF loans held-for-sale - The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights was included in Financial Services’ loans held-for-sale as of February 28, 2019 and November 30, 2018. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Financial Services investments available-for-sale - The fair value of these investments is based on the quoted market prices for similar financial instruments.
Financial Services mortgage loan commitments - Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Financial Services’ other assets.
Financial Services forward contracts - Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts was included in the Financial Services segment's other liabilities as of February 28, 2019 and November 30, 2018.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2019, the segment had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through April 2019.
Financial Services mortgage servicing rights - Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of February 28, 2019, the key assumptions used in determining the fair value include a 13.0% mortgage prepayment rate, a 12.4% discount rate and an 8.5% delinquency rate. The fair value of mortgage servicing rights is included in the Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(10,120)	(16,297)
Mortgage loan commitments	$(259)	1,781
Forward contracts	$8,853	3,163
Changes in fair value included in other comprehensive income (loss), net of tax:
Financial Services investments available-for-sale	$208	(658)

Interest on Financial Services loans held-for-sale and RMF loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations and RMF's statement of operations, respectively.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended February 28,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$37,206	61,691	31,163	234,403
Purchases/loan originations	1,586	270,123	2,288	237,965
Sales/loan originations sold, including those not settled	—	(200,588)	—	(347,712)
Disposals/settlements	(908)	—	(1,213)	—
Changes in fair value (1)	(2,436)	302	4,534	753
Interest and principal paydowns	—	(486)	—	(2,011)
Ending balance	$35,448	131,042	36,772	123,398

(1)	Changes in fair value for RMF loans held-for-sale and Financial Services mortgage servicing rights are included in RMF's and Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

		Three Months Ended February 28,
		2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Land and land under development (1)	Level 3	$6,954	3,001	(3,953)	52,929	43,565	(9,364)

(1)
Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three months ended February 28, 2019 and 2018.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2018.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of February 28, 2019 and 2018, there were 1,287 and 1,340 active communities, excluding unconsolidated entities, respectively. As of February 28, 2019, the Company identified 54 communities with 3,513 homesites and a corresponding carrying value of $463.5 million as having potential indicators of impairment. For the three months ended February 28, 2019, the Company recorded no valuation adjustments related to these communities.
As of February 28, 2018, the Company identified 20 communities with 1,184 homesites and a corresponding carrying value of $267.6 million as having potential indicators of impairment. For the three months ended February 28, 2018, the Company recorded valuation adjustments of $6.9 million on 114 homesites in one community with a carrying value of $17.5 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the three months ended February 28, 2018:

Three Months Ended
Unobservable inputs	February 28, 2018
Average selling price	$572,000
Absorption rate per quarter (homes)	6
Discount rate	20%

(16)	Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements, during the three months ended February 28, 2019. Based on the Company's evaluation, during the three months ended February 28, 2019, the Company consolidated three entities that had a total combined assets and liabilities of $260.2 million and $228.6 million, respectively. During the three months ended February 28, 2019, there were no VIEs that were deconsolidated.
Consolidated VIEs
As of February 28, 2019, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.0 billion and $528.4 million, respectively. As of November 30, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $666.2 million and $242.5 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

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
Unconsolidated VIEs
At February 28, 2019 and November 30, 2018, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	February 28, 2019		November 30, 2018
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$106,450	164,739	123,064	184,945
Multifamily (2)	471,357	697,129	463,534	710,754
Financial Services (3)	167,363	167,363	136,982	136,982
Lennar Other (4)	64,149	64,149	63,919	63,919
	$809,319	1,093,380	787,499	1,096,600

(1)
As of both February 28, 2019 and November 30, 2018, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of unconsolidated entities' debt of $50.2 million and $54.8 million, respectively.

(2)
As of February 28, 2019 and November 30, 2018, the remaining equity commitment of $218.2 million and $237.0 million, respectively, to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of its projects was included in Lennar's maximum exposure to loss. In addition, at February 28, 2019 and November 30, 2018, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to $1.9 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

(3)
At both February 28, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Financial Services segment was limited to its investments in the unconsolidated entities VIEs. At February 28, 2019 and November 30, 2018, investments in unconsolidated VIEs and Financial Services' maximum exposure to loss included $167.4 million and $137.0 million, respectively, related to the Financial Services' CMBS investments held-to-maturity.

(4)
At both February 28, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated entities VIEs. At February 28, 2019 and November 30, 2018, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $60.2 million and $60.0 million, respectively, related to the Lennar Other segment's investments held-to-maturity.

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
As of February 28, 2019, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $218.2 million remaining equity commitment to fund the Venture Fund and Venture Fund II for future expenditures related to the construction and development of the projects and $1.9 million of letters of credit outstanding for certain Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs, except with regard to $50.2 million repayment guarantees of one unconsolidated entity's debt. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Option Contracts
The Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

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
During the three months ended February 28, 2019, consolidated inventory not owned increased by $93.0 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2019. The increase was primarily related to the consolidation of an option agreement with a third party land bank, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $226.4 million and $209.5 million at February 28, 2019 and November 30, 2018, respectively. Additionally, the Company had posted $69.2 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2019 and November 30, 2018, respectively.

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
In July 2017, CalAtlantic Group, Inc., a subsidiary of the Company, was notified by the San Francisco Regional Water Quality Control Board of CalAtlantic’s non-compliance with the Clean Water Act at a development in San Ramon, CA. In February 2019, the Company paid monetary sanctions that were not material to resolve this matter.

(18)	New Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments —Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-13.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning December 1, 2020. Early adoption is permitted for interim or annual goodwill impairment

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on the Company's condensed consolidated financial statements.

(19)	Supplemental Financial Information
The indentures governing the Company’s 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2019 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 of the Notes to the Condensed Consolidated Financial Statements or were guaranteeing CalAtlantic convertible senior notes. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation (the "Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. Distributions of capital received by the Parent from its subsidiaries are reflected as cash flows from investing activities. The cash outflows associated with the return on investment dividends and distributions of capital received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.
Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2019 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Balance Sheet
February 28, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$360,398	685,167	42,440	—	1,088,005
Inventories	—	17,795,557	413,241	—	18,208,798
Investments in unconsolidated entities	—	920,055	4,001	—	924,056
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	394,132	726,747	176,625	(33,142)	1,264,362
Investments in subsidiaries	10,562,273	128,510	—	(10,690,783)	—
Intercompany	12,815,603	—	—	(12,815,603)	—
	24,132,406	23,698,395	636,307	(23,539,528)	24,927,580
Financial Services	—	178,934	2,065,397	(720)	2,243,611
Multifamily	—	—	1,003,872	—	1,003,872
Lennar Other	—	115,221	459,642	—	574,863
Total assets	$24,132,406	23,992,550	4,165,218	(23,540,248)	28,749,926
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$659,754	1,864,300	299,074	(33,862)	2,789,266
Liabilities related to consolidated inventory not owned	—	267,344	—	—	267,344
Senior notes and other debts payable	8,685,838	509,742	60,843	—	9,256,423
Intercompany	—	10,863,814	1,951,789	(12,815,603)	—
	9,345,592	13,505,200	2,311,706	(12,849,465)	12,313,033
Financial Services	—	20,410	1,279,595	—	1,300,005
Multifamily	—	—	209,965	—	209,965
Lennar Other	—	—	33,228	—	33,228
Total liabilities	9,345,592	13,525,610	3,834,494	(12,849,465)	13,856,231
Stockholders’ equity	14,786,814	10,466,940	223,843	(10,690,783)	14,786,814
Noncontrolling interests	—	—	106,881	—	106,881
Total equity	14,786,814	10,466,940	330,724	(10,690,783)	14,893,695
Total liabilities and equity	$24,132,406	23,992,550	4,165,218	(23,540,248)	28,749,926

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$637,083	886,059	63,905	—	1,587,047
Inventories	—	16,679,245	389,459	—	17,068,704
Investments in unconsolidated entities	—	857,238	12,963	—	870,201
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	339,307	878,582	164,848	(26,955)	1,355,782
Investments in subsidiaries	10,562,273	89,044	—	(10,651,317)	—
Intercompany	11,815,491	—	—	(11,815,491)	—
	23,354,154	22,832,527	631,175	(22,493,763)	24,324,093
Financial Services	—	232,632	2,547,167	(889)	2,778,910
Multifamily	—	—	874,219	—	874,219
Lennar Other	—	126,725	462,234	—	588,959
Total assets	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$804,232	1,977,579	303,473	(27,844)	3,057,440
Liabilities related to consolidated inventory not owned	—	162,090	13,500	—	175,590
Senior notes and other debts payable	7,968,387	523,589	51,892	—	8,543,868
Intercompany	—	10,116,590	1,698,901	(11,815,491)	—
	8,772,619	12,779,848	2,067,766	(11,843,335)	11,776,898
Financial Services	—	51,535	1,816,667	—	1,868,202
Multifamily	—	—	170,616	—	170,616
Lennar Other	—	—	67,508	—	67,508
Total liabilities	8,772,619	12,831,383	4,122,557	(11,843,335)	13,883,224
Stockholders’ equity	14,581,535	10,360,501	290,816	(10,651,317)	14,581,535
Noncontrolling interests	—	—	101,422	—	101,422
Total equity	14,581,535	10,360,501	392,238	(10,651,317)	14,682,957
Total liabilities and equity	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended February 28, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	3,614,041	9,680	—	3,623,721
Financial Services	—	48,917	99,249	(4,855)	143,311
Multifamily	—	—	97,394	—	97,394
Lennar Other	—	—	3,656	—	3,656
Total revenues	—	3,662,958	209,979	(4,855)	3,868,082
Cost and expenses:
Homebuilding	—	3,225,929	12,307	599	3,238,835
Financial Services	—	38,378	92,268	(6,307)	124,339
Multifamily	—	—	101,178	—	101,178
Lennar Other	—	—	1,622	—	1,622
Corporate general and administrative	77,529	549	—	1,265	79,343
Total costs and expenses	77,529	3,264,856	207,375	(4,443)	3,545,317
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(13,951)	195	—	(13,756)
Homebuilding other income (expenses), net	(408)	(2,396)	857	412	(1,535)
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	—	—	10,581	—	10,581
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(3,346)	11,676	—	8,330
Lennar Other expense, net	—	—	(7,261)	—	(7,261)
Earnings (loss) before income taxes	(77,937)	378,409	18,652	—	319,124
Benefit (provision) for income taxes	19,437	(93,839)	(5,298)	—	(79,700)
Equity in earnings from subsidiaries	298,410	4,773	—	(303,183)	—
Net earnings (including net loss attributable to noncontrolling interests)	239,910	289,343	13,354	(303,183)	239,424
Less: Net loss attributable to noncontrolling interests	—	—	(486)	—	(486)
Net earnings attributable to Lennar	$239,910	289,343	13,840	(303,183)	239,910
Other comprehensive gain, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	208	—	208
Total other comprehensive gain, net of tax	$—	—	208	—	208
Total comprehensive income attributable to Lennar	$239,910	289,343	14,048	(303,183)	240,118
Total comprehensive loss attributable to noncontrolling interests	$—	—	(486)	—	(486)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended February 28, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	2,653,194	8,899	—	2,662,093
Financial Services	—	73,012	128,049	(4,974)	196,087
Multifamily	—	—	93,256	—	93,256
Lennar Other	—	—	29,355	—	29,355
Total revenues	—	2,726,206	259,559	(4,974)	2,980,791
Cost and expenses:
Homebuilding	—	2,393,830	12,237	(2,034)	2,404,033
Financial Services	—	74,476	101,898	(6,149)	170,225
Multifamily	—	—	97,199	—	97,199
Lennar Other	—	(26)	26,633	—	26,607
Acquisition and integration costs related to CalAtlantic	—	104,195	—	—	104,195
Corporate general and administrative	65,923	604	—	1,283	67,810
Total costs and expenses	65,923	2,573,079	237,967	(6,900)	2,870,069
Homebuilding equity in loss from unconsolidated entities	—	(13,972)	(156)	—	(14,128)
Homebuilding other income, net	1,935	168,363	1,623	(1,926)	169,995
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	2,742	—	2,742
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(159)	9,114	—	8,955
Lennar Other expense, net	—	(67)	(8,791)	—	(8,858)
Earnings (loss) before income taxes	(63,988)	307,292	26,124	—	269,428
Benefit (provision) for income taxes	31,565	(150,443)	(13,733)	—	(132,611)
Equity in earnings from subsidiaries	168,638	10,200	—	(178,838)	—
Net earnings (including net earnings attributable to noncontrolling interests)	136,215	167,049	12,391	(178,838)	136,817
Less: Net earnings attributable to noncontrolling interests	—	—	602	—	602
Net earnings attributable to Lennar	$136,215	167,049	11,789	(178,838)	136,215
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(658)	—	(658)
Total other comprehensive loss, net of tax	$—	—	(658)	—	(658)
Total comprehensive income attributable to Lennar	$136,215	167,049	11,131	(178,838)	135,557
Total comprehensive income attributable to noncontrolling interests	$—	—	602	—	602

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$239,910	289,343	13,354	(303,183)	239,424
Distributions of earnings from guarantor and non-guarantor subsidiaries	298,410	4,773	—	(303,183)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by operating activities	(339,730)	(1,082,776)	355,476	303,183	(763,847)
Net cash provided by (used in) operating activities	198,590	(788,660)	368,830	(303,183)	(524,423)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(60,660)	(3,177)	—	(63,837)
Proceeds from sales of real estate owned	—	—	2,696	—	2,696
Proceeds from sale of investment in unconsolidated entity	—	—	17,790	—	17,790
Proceeds from sales of financial services' retail mortgage and real estate brokerage business	—	21,517	2,929	—	24,446
Other	(8,411)	(15,686)	(34,986)	—	(59,083)
Intercompany	(1,121,791)	—	—	1,121,791	—
Net cash used in investing activities	(1,130,202)	(54,829)	(14,748)	1,121,791	(77,988)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	725,000	—	—	—	725,000
Net borrowings (repayments) under warehouse facilities	—	5,801	(514,456)	—	(508,655)
Net payments on other borrowings, other liabilities, and other notes payable	—	(79,281)	(3,697)	—	(82,978)
Net payments related to noncontrolling interests	—	—	(2,949)	—	(2,949)
Common stock:
Issuances	607	—	—	—	607
Repurchases	(49,143)	—	—	—	(49,143)
Dividends	(12,860)	(289,343)	(13,840)	303,183	(12,860)
Intercompany	—	973,489	148,302	(1,121,791)	—
Net cash provided by (used in) financing activities	663,604	610,666	(386,640)	(818,608)	69,022
Net decrease in cash and cash equivalents and restricted cash	(268,008)	(232,823)	(32,558)	—	(533,389)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,968	249,316	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$356,686	489,145	216,758	—	1,062,589

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$136,215	167,049	12,391	(178,838)	136,817
Distributions of earnings from guarantor and non-guarantor subsidiaries	168,638	10,200	—	(178,838)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(274,453)	(360,387)	163,656	178,838	(292,346)
Net cash provided by (used in) operating activities	30,400	(183,138)	176,047	(178,838)	(155,529)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(9,659)	(31,989)	—	(41,648)
Proceeds from sales of real estate owned	—	—	18,080	—	18,080
Proceeds from sale of investment in unconsolidated entity	—	175,179	—	—	175,179
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash and restricted cash acquired	(1,140,392)	24,088	39,533	—	(1,076,771)
Other	(9,045)	(25,220)	(13,499)	—	(47,764)
Intercompany	(921,113)	—	—	921,113	—
Net cash provided by (used in) investing activities	(2,070,550)	164,388	(18,943)	921,113	(1,003,992)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	500,000	(454,700)	—	—	45,300
Net repayments under warehouse facilities	—	(27)	(344,484)	—	(344,511)
Debt issuance costs	(9,117)	—	(2,922)	—	(12,039)
Net payments on other borrowings, other liabilities, Lennar Other senior notes and other notes payable	—	(14,806)	(69,413)	—	(84,219)
Net payments related to noncontrolling interests	—	—	(19,908)	—	(19,908)
Common stock:
Repurchases	(25,355)	—	—	—	(25,355)
Dividends	(9,617)	(167,049)	(11,789)	178,838	(9,617)
Intercompany	—	729,979	191,134	(921,113)	—
Net cash provided by (used in) financing activities	455,911	93,397	(257,382)	(742,275)	(450,349)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,584,239)	74,647	(100,278)	—	(1,609,870)
Cash and cash equivalents and restricted cash at beginning of period	1,938,555	366,946	388,583	—	2,694,084
Cash and cash equivalents and restricted cash at end of period	$354,316	441,593	288,305	—	1,084,214

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2018.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; reduced availability of mortgage financing or increased interest rates; our inability to realize all of the anticipated synergy benefits from the CalAtlantic acquisition or to realize them in the anticipated timeline; our inability to successfully execute our strategies; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or multifamily rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt and opportunistically repurchase our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2018 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
Higher home prices and rapid interest rate increases at the end of 2018 combined to create an imbalance between home prices and buyer expectations, thus creating a pause in the housing market. However, in the first quarter of 2019, interest rates moderated and home price appreciation flattened and even pulled back slightly driving an increase in traffic on both our website and at our welcome home centers. While some of this activity is seasonal, we have seen a noticeable shift in homebuyer sentiment as traffic and sales accelerated during the quarter. Therefore, we believe the market has started to correct itself and we are optimistic that demand driven by strong employment, wage growth, higher participation rate, consumer confidence and economic growth will continue to accelerate through the spring selling season as the consumer returns to a more affordable housing market. The supply of dwellings both for sale and for rent continues to be short and underlying demand remains strong.
Along with the recent market signals, we will continue to benefit from the size and scale we have amassed in each of our strategic markets as reflected in our consistent improvement in SG&A. Our SG&A in the quarter was 9.5% as a percentage of revenues from home sales, which is an all-time first quarter low and highlights the power of our increased local market scale and operating leverage. Additionally, our significant technology initiatives around the company continue to provide significant opportunities as we enhance our customer interface, create efficiencies in internal operations, and reduce both our SG&A and our cost structure. In addition, our core homebuilding earnings are growing at a much faster rate than revenues, demonstrating our increased operating efficiencies.
Along with our strategic production focus, we are focused on becoming the 'Builder of Choice' for the construction trades. These important relationships will be particularly relevant as we ramp up production during the year and remain on target to meet our 2019 synergy goals.
We expect to generate strong cash flow for the remainder of 2019 and expect to continue to use excess cash flow to both pay down debt while opportunistically repurchasing our stock. We continue to shed non-core assets to generate additional cash flow and advance our strategy of being a pure-play homebuilder. We expect that our main driver of earnings will continue to be our homebuilding and financial services operations as we believe we will deliver between 50,000 and 51,000 homes in fiscal year 2019.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $239.9 million, or $0.74 per diluted share ($0.74 per basic share), in the first quarter of 2019, compared to net earnings attributable to Lennar of $136.2 million, or $0.53 per diluted share ($0.53 per basic share), in the first quarter of 2018.

Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Homebuilding revenues:
Sales of homes	$3,608,129	2,649,140
Sales of land	13,783	12,953
Other homebuilding revenues	1,809	—
Total Homebuilding revenues	3,623,721	2,662,093
Homebuilding costs and expenses:
Costs of homes sold	2,882,050	2,132,512
Costs of land sold	13,526	14,368
Selling, general and administrative	343,259	257,153
Total Homebuilding costs and expenses	3,238,835	2,404,033
Homebuilding operating margins	384,886	258,060
Homebuilding equity in loss from unconsolidated entities	(13,756)	(14,128)
Homebuilding other income (expense), net	(1,535)	169,995
Homebuilding operating earnings	369,595	413,927
Financial Services revenues	143,311	196,087
Financial Services costs and expenses	124,339	170,225
Financial Services operating earnings	18,972	25,862
Multifamily revenues	97,394	93,256
Multifamily costs and expenses	101,178	97,199
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	10,581	2,742
Multifamily operating earnings (loss)	6,797	(1,201)
Lennar Other revenues	3,656	29,355
Lennar Other costs and expenses	1,622	26,607
Lennar Other equity in earnings from unconsolidated entities	8,330	8,955
Lennar Other expense, net	(7,261)	(8,858)
Lennar Other operating earnings	3,103	2,845
Total operating earnings	398,467	441,433
Acquisition and integration costs related to CalAtlantic	—	(104,195)
Corporate general and administrative expenses	(79,343)	(67,810)
Earnings before income taxes	$319,124	269,428
Effects of CalAtlantic Acquisition
In fiscal year 2018, we exceeded our initial $100 million synergy savings expectations from the CalAtlantic Group, Inc. ("CalAtlantic") acquisition by $70 million and we believe we are on track to meet our $380 million synergies target for 2019. These steps included elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.

The following table discloses homebuilding data for the combined Lennar and CalAtlantic companies as of and for the three months ended February 28, 2019. The table also has pro forma combined homebuilding data for Lennar and CalAtlantic for the three months ended February 28, 2018:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2019	2018
		Lennar (1)	CalAtlantic (2)	Pro forma Combined
Deliveries	8,820	5,946	4,048	9,994
New Orders	10,463	7,387	3,523	10,910
Backlog	17,259	10,376	7,190	17,566

(1)	Homebuilding metrics as of and for the three months ended February 28, 2018 include only standalone Lennar activity.

(2)
CalAtlantic homebuilding metrics as of and for the three months ended February 28, 2018 include standalone CalAtlantic activity for the entire period, including the portion of the period after Lennar acquired CalAtlantic. CalAtlantic homebuilding metrics above include 819 deliveries and 1,069 new orders from the acquisition date (February 12, 2018) through February 28, 2018.

Three Months Ended February 28, 2019 versus Three Months Ended February 28, 2018
On February 12, 2018, we completed our acquisition of CalAtlantic. Prior year information includes CalAtlantic only after the acquisition date.
Revenues from home sales increased 36% in the first quarter of 2019 to $3.6 billion from $2.6 billion in the first quarter of 2018. Revenues were higher primarily due to a 31% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 8,802 homes in the first quarter of 2019 from 6,734 homes in the first quarter of 2018, primarily as a result of the significant increase in volume resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $410,000 in the first quarter of 2019, compared to $393,000 in the first quarter of 2018. The increase in average sales price primarily resulted from the CalAtlantic acquisition. Sales incentives offered to homebuyers were $25,300 per home delivered in the first quarter of 2019, or 5.8% as a percentage of home sales revenue, compared to $22,300 per home delivered in the first quarter of 2018, or 5.4% as a percentage of home sales revenue, and $25,000 per home delivered in the fourth quarter of 2018, or 5.6% as a percentage of home sales revenue.
Gross margins on home sales were $726.1 million, or 20.1%, in the first quarter of 2019, compared to $516.6 million, or 19.5%, in the first quarter of 2018. The gross margin percentage on home sales increased primarily because the first quarter of 2018 included $55.0 million or 210 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that quarter. There was also an increase in average sales price in the first quarter of 2019, offset by higher construction costs and increased sales incentives.
Selling, general and administrative expenses were $343.3 million in the first quarter of 2019, compared to $257.2 million in the first quarter of 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.5% in the first quarter of 2019, from 9.7% in the first quarter of 2018, due to improved operating leverage as a result of an increase in home deliveries and continued benefit from technology initiatives.
Other homebuilding revenue, gross margin on land sales, Homebuilding equity in loss from unconsolidated entities and Homebuilding other income (expense), net, totaled a net loss of $13.2 million in the first quarter of 2019, compared to net income of $154.5 million in the first quarter of 2018. Homebuilding equity in loss from unconsolidated entities was $13.8 million in the first quarter of 2019, compared to $14.1 million in the first quarter of 2018. In the first quarter of 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities. In the first quarter of 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of Homebuilding's unconsolidated entities and our share of net operating losses from its unconsolidated entities. Homebuilding other income (expense), net, was ($1.5) million in the first quarter of 2019, compared to $170.0 million in the first quarter of 2018. Homebuilding other income, net, in the first quarter of 2018 was primarily related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.
Homebuilding interest expense was $64.6 million in the first quarter of 2019 ($61.3 million was included in costs of homes sold, $0.3 million in costs of land sold and $3.0 million in Homebuilding other income (expense), net) compared to $51.2 million in the first quarter of 2018 ($48.3 million was included in costs of homes sold, $0.4 million in costs of land sold and $2.4 million in Homebuilding other income (expense), net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for our Financial Services segment were $21.8 million in the first quarter of 2019 (which included $19.0 million of operating earnings and an add back of $2.8 million of net loss attributable to noncontrolling interests). Operating earnings in the first quarter of 2018 were $25.9 million. Operating earnings were impacted by the sale of non-core businesses in the first quarter of 2019 and a decrease in Rialto Mortgage Finance ("RMF") securitization revenues as a result of lower volume and margins.
During the first quarter of 2019, we sold the majority of our retail title agency business and our wholly owned title insurance carrier. In addition, we sold our real estate brokerage business, which operated only in Florida, and substantially all of our retail mortgage business.
Operating earnings for our Multifamily segment were $6.8 million in the first quarter of 2019, primarily due to the segment's $15.5 million share of gains as a result of the sale of an operating property by Multifamily's unconsolidated entities and the sale of an investment in an operating property, partially offset by general and administrative expenses. In the first quarter of 2018, our Multifamily segment had an operating loss of $1.2 million primarily due to general and administrative expenses partially offset by the segment's $4.1 million share of a gain as a result of the sale of one operating property by one of Multifamily's unconsolidated entities and management fee income.
Corporate general and administrative expenses were $79.3 million, or 2.1% as a percentage of total revenues, in the first quarter of 2019, compared to $67.8 million, or 2.3% as a percentage of total revenues, in the first quarter of 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in home deliveries.
In the first quarter of 2019 and 2018, we had tax provisions of $79.7 million and $132.6 million, respectively. Our overall effective income tax rates were 24.9% and 49.3% in the first quarter of 2019 and 2018, respectively. The effective tax rate for the three months ended February 28, 2019 included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the three months ended February 28, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction, and solar tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the three months ended February 28, 2018 was 23.8%.

Homebuilding Segments
In connection with the CalAtlantic acquisition, we experienced significant growth in our homebuilding operations. As a result, at the end of fiscal 2018, our chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manage and assess our performance at a regional level. Therefore, in 2018 we performed an assessment of our operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of our four homebuilding regions, financial services operations, multifamily operations and Rialto operations are our operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. In addition, in first quarter of 2019, as a result of the reclassification of RMF and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, we renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from the Homebuilding segments to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Homebuilding segments are to those four reportable segments.

At February 28, 2019, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments, including FivePoint
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Homebuilding revenues:
East:
Sales of homes	$1,222,644	909,585
Sales of land	3,561	3,378
Other revenues	609	—
Total East	1,226,814	912,963
Central:
Sales of homes	433,125	253,324
Sales of land	1,778	1,244
Other revenues	164	—
Total Central	435,067	254,568
Texas:
Sales of homes	412,430	348,087
Sales of land	6,033	8,011
Other revenues	54	—
Total Texas	418,517	356,098
West:
Sales of homes	1,537,503	1,127,637
Sales of land	2,411	320
Other revenues	982	—
Total West	1,540,896	1,127,957
Other:
Sales of homes	2,427	10,507
Total Other	2,427	10,507
Total homebuilding revenues	$3,623,721	2,662,093

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Homebuilding operating earnings (loss):
East:
Sales of homes	$134,286	101,741
Sales of land	2,372	762
Other homebuilding revenues	609	—
Equity in loss from unconsolidated entities	(99)	(112)
Other expense, net	(1,785)	(1,062)
Total East	135,383	101,329
Central:
Sales of homes	30,065	10,834
Sales of land	403	(2,168)
Other homebuilding revenues	164	—
Equity in earnings from unconsolidated entities	69	374
Other income (expense), net	225	(4)
Total Central	30,926	9,036
Texas:
Sales of homes	31,989	13,255
Sales of land	1,464	2,014
Other homebuilding revenues	54	—
Equity in earnings (loss) from unconsolidated entities	(120)	64
Other expense, net	(1,109)	(1,320)
Total Texas	32,278	14,013
West:
Sales of homes	193,896	138,089
Sales of land (1)	(3,981)	36
Other homebuilding revenues	982	—
Equity in loss from unconsolidated entities	(311)	(391)
Other income, net	75	1,695
Total West	190,661	139,429
Other:
Sales of homes (2)	(7,416)	(4,444)
Sales of land	(1)	(2,059)
Equity in loss from unconsolidated entities (3)	(13,295)	(14,063)
Other income, net (4)	1,059	170,686
Total Other	(19,653)	150,120
Total homebuilding operating earnings	$369,595	413,927

(1)	For the three months ended February 28, 2019, sales of land included an impairment of $4.0 million related to contracts to sell land.

(2)
Operating earnings related to sales of homes in Homebuilding Other is negative because there were not a sufficient amount of home sales to offset period costs in our urban divisions and selling, general and administrative expenses.

(3)	Refer to Overview within Results of Operations section of this Management's Discussion and Analysis for discussion related to Homebuilding equity in loss from unconsolidated entities.

(4)
For the three months ended February 28, 2018, Homebuilding Other other income, net included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2019	2018	2019	2018	2019	2018
East	3,612	2,757	$1,226,435	909,585	$340,000	330,000
Central	1,124	654	433,125	253,325	385,000	387,000
Texas	1,251	1,090	412,429	348,087	330,000	319,000
West	2,825	2,225	1,537,503	1,127,635	544,000	507,000
Other	8	39	7,758	33,101	970,000	849,000
Total	8,820	6,765	$3,617,250	2,671,733	$410,000	395,000
Of the total homes delivered listed above, 18 homes with a dollar value of $9.1 million and an average sales price of $507,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2019, compared to 31 home deliveries with a dollar value of $22.6 million and an average sales price of $729,000 for the three months ended February 28, 2018.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,		February 28,		February 28,
	2019	2018	2019	2018	2019	2018
East	$93,302	67,744	$25,900	24,600	7.1%	6.9%
Central	34,175	17,865	30,400	27,300	7.3%	6.6%
Texas	35,881	35,850	28,700	32,900	8.0%	9.3%
West	58,361	27,379	20,700	12,300	3.7%	2.4%
Other	608	1,098	304,000	137,300	20.0%	9.5%
Total	$222,327	149,936	$25,300	22,300	5.8%	5.4%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2019	2018	2019	2018	2019	2018
East	4,493	3,563	$1,521,431	1,152,418	$339,000	323,000
Central	1,422	785	537,596	308,429	378,000	393,000
Texas	1,424	1,374	456,959	432,178	321,000	315,000
West	3,112	2,705	1,629,814	1,450,235	524,000	536,000
Other	12	29	11,313	25,741	943,000	888,000
Total	10,463	8,456	$4,157,113	3,369,001	$397,000	398,000
Of the total new orders listed above, 15 homes with a dollar value of $9.7 million and an average sales price of $647,000 represent new orders from unconsolidated entities for the three months ended February 28, 2019, compared to 26 new orders with a dollar value of $16.3 million and an average sales price of $628,000 for the three months ended February 28, 2018.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2019 and 2018.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2019	2018 (1)	2019	2018	2019	2018
East	7,956	6,923	$2,817,706	2,533,377	$354,000	366,000
Central	2,284	2,188	894,724	865,628	392,000	396,000
Texas	2,321	2,576	805,250	961,976	347,000	373,000
West	4,688	5,860	2,579,762	3,290,340	550,000	561,000
Other	10	19	12,543	22,436	1,254,000	1,181,000
Total	17,259	17,566	$7,109,985	7,673,757	$412,000	437,000
Of the total homes in backlog listed above, 14 homes with a backlog dollar value of $7.7 million and an average sales price of $552,000 represent the backlog from unconsolidated entities at February 28, 2019, compared to 18 homes with a backlog dollar value of $8.9 million and an average sales price of $494,000 at February 28, 2018.

(1)
During the three months ended February 28, 2018, we acquired a total of 6,940 homes in backlog in connection with the CalAtlantic acquisition. Of the homes in backlog acquired, 2,305 homes were in the East, 1,342 homes were in the Central, 953 homes were in Texas and 2,340 homes were in the West.

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
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended
	February 28,
	2019	2018
East	15%	14%
Central	12%	10%
Texas	25%	17%
West	16%	12%
Other	33%	14%
Total	17%	14%
Active Communities:

	February 28,
	2019	2018 (1)
East	447	509
Central	248	233
Texas	245	259
West	348	339
Other	4	4
Total	1,292	1,344
Of the total active communities listed above, five and four communities represent active communities being developed by unconsolidated entities as of February 28, 2019 and 2018, respectively.

(1)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 177 were in the East, 135 were in the Central, 99 were in Texas and 131 were in the West.

The following table details our gross margins on home sales for the three months ended February 28, 2019 and 2018 for each of our reportable Homebuilding segments and Homebuilding Other:

	Three Months Ended
	February 28,
(Dollars in thousands)	2019		2018
East:
Sales of homes	$1,222,644		909,585
Costs of homes sold	969,866		714,521
Gross margins on home sales	252,778	20.7%	195,064	21.4%
Central:
Sales of homes	433,125		253,324
Costs of homes sold	358,361		215,705
Gross margins on home sales	74,764	17.3%	37,619	14.9%
Texas:
Sales of homes	412,430		348,087
Costs of homes sold	332,103		294,068
Gross margins on home sales	80,327	19.5%	54,019	15.5%
West:
Sales of homes	1,537,503		1,127,637
Costs of homes sold	1,216,746		898,081
Gross margins on home sales	320,757	20.9%	229,556	20.4%
Other:
Sales of homes	2,427		10,507
Costs of homes sold (1)	4,974		10,137
Gross margins on home sales	(2,547)	(104.9)%	370	3.5%
Total gross margins on home sales	$726,079	20.1%	516,628	19.5%

(1)	Costs of homes sold include period costs in our urban divisions that impact costs of homes sold without any sales of homes revenue.
Three Months Ended February 28, 2019 versus Three Months Ended February 28, 2018
Homebuilding East: Revenues from home sales increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in Florida and the Carolinas partially offset by a decrease in the average sales price of homes delivered in New Jersey. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the first quarter of 2019 decreased compared to the same period last year primarily due to increases in construction costs, partially offset by purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the first quarter of 2018.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except in Tennessee, and an increase in the average sales price in Georgia, Illinois and Tennessee. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Tennessee was primarily due to a decrease in deliveries per community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in Maryland, Minnesota, and Virginia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the first quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the first quarter of 2018. This was partially offset by higher construction costs and increased sales incentives.
Homebuilding Texas: Revenues from home sales increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to an increase in the number of home deliveries and the average sales price. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home deliveries in the first quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the first quarter of 2018 and decreased sales incentives. This was partially offset by higher construction costs.
Homebuilding West: Revenues from home sales increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price in all states in the segment, except Utah. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in Utah was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the first quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the first quarter of 2018 and lower land costs. This was partially offset by higher construction costs and increased sales incentives.
Financial Services Segment
Our Financial Services reportable segment primarily provides mortgage financing, title and closing services primarily for buyers of our homes, as well as property and casualty insurance. The segment also originates and sells into securitizations commercial mortgage loans through its RMF business. Our Financial Services segment sells substantially all of the residential loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
As part of the CalAtlantic acquisition in February 2018, CalAtlantic's financial services business was merged into Lennar's Financial Services. This business operates in the same states as CalAtlantic's homebuilding divisions.
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2019	2018
Revenues	$143,311	196,087
Costs and expenses	124,339	170,225
Operating earnings (1)	$18,972	25,862
Dollar value of mortgages originated	$1,937,000	1,948,000
Number of mortgages originated	6,200	6,600
Mortgage capture rate of Lennar homebuyers	73%	78%
Number of title and closing service transactions	14,600	23,400
Number of title policies issued	19,800	68,200
(1) Operating earnings for the three months ended February 28, 2019 included net loss attributable to noncontrolling interests of $2.8 million.
Consistent with our reversion to a pure-play homebuilder, during the three months ended February 28, 2019, we sold the majority of our retail title agency business and title insurance underwriter, substantially all of our retail mortgage business and our real estate brokerage business. These transactions resulted in a net gain of $1.7 million.
In connection with the sale of the majority of our retail title agency business and title insurance underwriter, we provided seller financing and received a substantial minority equity ownership stake in the buyer. Due to the combination of both the equity and debt components of this transaction, the transaction did not meet the accounting requirements for sale treatment and, therefore, we are required to consolidate the buyer’s results at this time.

At February 28, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $167.4 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 1.3% to 5.3%, stated and assumed final distribution dates between November 2020 and December 2028, and stated maturity dates between November 2043 and March 2059. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the three months ended February 28, 2019, RMF originated commercial loans with a total principal balance of $270.1 million, all of which were recorded as loans held-for-sale, and sold $200.5 million of loans into two separate securitizations. As of February 28, 2019 and November 30, 2018, there were no unsettled transactions.
During the three months ended February 28, 2018, RMF originated commercial loans with a total principal balance of $238.0 million, all of which were recorded as loans held-for-sale, and sold $347.7 million of loans into three separate securitizations.
Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of February 28, 2019 and November 30, 2018, our condensed consolidated balance sheets had $1.0 billion and $874.2 million, respectively, of assets related to our Multifamily segment, which included investments in unconsolidated entities of $485.1 million and $481.1 million, respectively. Our net investment in the Multifamily segment as of February 28, 2019 and November 30, 2018 was $785.0 million and $703.6 million, respectively. During the three months ended February 28, 2019, our Multifamily segment sold, through our unconsolidated entities, one operating property and an investment in an operating property resulting in the segment's $15.5 million share of gains. During the three months ended February 28, 2018, our Multifamily segment sold one operating property through its unconsolidated entity resulting in the segment's $4.1 million share of gains.
Our Multifamily segment had equity investments in 21 and 22 unconsolidated entities (including the Venture Fund and Multifamily Venture Fund II LP, "Venture Fund II") as of February 28, 2019 and November 30, 2018, respectively. As of February 28, 2019, our Multifamily segment had interests in 54 communities with development costs of approximately $6.3 billion, of which 22 communities were completed and operating, 6 communities were partially completed and leasing, 20 communities were under construction and the remaining communities were owned by unconsolidated entities. As of February 28, 2019, our Multifamily segment also had a pipeline of potential future projects totaling approximately $2.7 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. As of February 28, 2019, Venture Fund II had approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies. As of February 28, 2019 and November 30, 2018, our balance sheet had $574.9 million and $589.0 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $428.4 million and $424.1 million, respectively.
During the three months ended February 28, 2019, our Lennar Other segment had operating earnings of $3.1 million which primarily related to the fund investments we retained when we sold the Rialto investment and asset management platform as well as our strategic investments in technology companies. Operating earnings for the three months ended February 28, 2018 were $2.8 million which primarily included the Rialto investment and asset management platform, which was sold on November 30, 2018 and the Rialto fund investments we retained when we sold the Rialto investment and asset management platform. Our strategic investments in technology companies did not have a material impact to the Lennar Other segment for the three months ended February 28, 2018.
At February 28, 2019 and November 30, 2018, the carrying value of Lennar Other's CMBS was $60.2 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. We classify these securities as held-to-maturity based on our intent and ability to hold the securities until maturity.
(2) Financial Condition and Capital Resources
At February 28, 2019, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.1 billion, compared to $1.6 billion at November 30, 2018 and $1.1 billion at February 28, 2018.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the three months ended February 28, 2019 and 2018, cash used in operating activities totaled $524.4 million and $155.5 million, respectively. During the three months ended February 28, 2019, cash used by operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $1.1 billion, and a decrease in accounts payable and other liabilities of $387.7 million. This was partially offset by our net earnings, a decrease in receivables of $394.7 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid, and a decrease in loans held-for-sale of $156.7 million.
During the three months ended February 28, 2018, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $548.7 million, a decrease in accounts payable and other liabilities of $46.3 million, and an increase in other assets of $26.6 million, partially offset by our net earnings, and a decrease in loans held-for-sale of $423.0 million, of which $313.9 million related to Financial Services residential loans and $109.1 million related to RMF originated commercial loans that are reported within Financial Services segment. For the three months ended February 28, 2018, distributions of earnings from unconsolidated entities were $3.5 million, which included (1) $2.4 million from Multifamily unconsolidated entities; and (2) $1.1 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Investing Cash Flow Activities
During the three months ended February 28, 2019 and 2018, cash used in investing activities totaled $78.0 million and $1.0 billion, respectively. During the three months ended February 28, 2019, our cash used in investing activities was primarily due to cash contributions of $133.9 million to unconsolidated entities, which included (1) $92.9 million to Homebuilding unconsolidated entities, (2) $33.8 million to Multifamily unconsolidated entities primarily for working capital; and (3) $7.2 million to the unconsolidated Rialto real estate funds included in our Lennar Other segment. This was offset by distributions of capital from unconsolidated entities of $70.1 million, which included (1) $33.2 million from Homebuilding unconsolidated entities; (2) $12.9 million from Multifamily unconsolidated entities; (3) $12.7 million from Financial Services unconsolidated entities; and (4) $11.3 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
During the three months ended February 28, 2018, our cash used in investing activities was primarily due to our $1.1 billion acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $62.6 million to unconsolidated entities, which included (1) $35.2 million to Multifamily unconsolidated entities primarily for working capital,

(2) $15.0 million to the unconsolidated Rialto real estate funds included in our Lennar Other segment, and (3) $12.4 million to Homebuilding unconsolidated entities. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Lennar Other segment. This was partially offset by the receipt of $175.2 million of proceeds from the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings, $18.1 million of proceeds from the sales of REO and distributions of capital from unconsolidated entities of $20.9 million, which included (1) $12.6 million from the Rialto real estate funds unconsolidated entities included in our Lennar Other segment, (2) $5.6 million from Multifamily unconsolidated entities; and (3) $2.7 million from Homebuilding unconsolidated entities.
Financing Cash Flow Activities
During the three months ended February 28, 2019 and 2018, cash provided by (used in) financing activities totaled $69.0 million and ($450.3) million, respectively. During the three months ended February 28, 2019, cash provided by financing activities was primarily impacted by $725.0 million of net borrowings under our Credit Facilities, partially offset by $508.7 million of net repayments under our Financial Services' warehouse facilities which included the RMF warehouse repurchase facilities, $93.0 million principal payments on other borrowings and repurchases of our common stock of $49.1 million, which included $47.0 million of repurchases of our stock under our repurchase program and $2.1 million of repurchases related to employee stock and director plans.
During the three months ended February 28, 2018, cash used in financing activities was primarily impacted by (1) $344.5 million of net repayments under our warehouse facilities, which was comprised of $228.5 million of net repayments under Financial Services' residential loan warehouse repurchase facilities and $116.0 million of net repayments under RMF's warehouse repurchase facilities (2) $23.8 million of payments related to noncontrolling interests, and (3) $115.5 million of principal payments on other borrowings, which included $100.2 million of aggregate principal payment on the Lennar Other segment's 7.00% senior notes due December 2018. This was partially offset by (1) $45.3 million of net borrowings under our Credit Facilities as we repaid the amount outstanding under the CalAtlantic revolving credit facility acquired and increased borrowings under our unsecured revolving credit facility, which had $500 million outstanding as of February 28, 2018 and (2) $32.8 million of proceeds from other borrowings.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2019	November 30, 2018	February 28, 2018
Homebuilding debt	$9,256,423	8,543,868	10,382,540
Stockholders’ equity	14,786,814	14,581,535	13,060,930
Total capital	$24,043,237	23,125,403	23,443,470
Homebuilding debt to total capital	38.5%	36.9%	44.3%
Homebuilding debt	$9,256,423	8,543,868	10,382,540
Less: Homebuilding cash and cash equivalents	852,551	1,337,807	733,905
Net Homebuilding debt	$8,403,872	7,206,061	9,648,635
Net Homebuilding debt to total capital (1)	36.2%	33.1%	42.5%

(1)
Net Homebuilding debt to total capital is a non-GAAP financial measure defined as net Homebuilding debt (Homebuilding debt less Homebuilding cash and cash equivalents) divided by total capital (net Homebuilding debt plus stockholders' equity). Our management believes the ratio of net Homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in our homebuilding operations. However, because net Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At February 28, 2019, Homebuilding debt to total capital was lower compared to February 28, 2018, as a result of an increase in stockholders' equity primarily related to our net earnings partially offset by stock repurchases, and a decrease in Homebuilding debt. At February 28, 2019, Homebuilding debt to total capital was higher compared to November 30, 2018, as a result of an increase in Homebuilding debt primarily due to an increase in outstanding borrowings under our Credit Facility, partially offset by an increase in stockholders' equity primarily related to our net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. During the first quarter of 2019, we sold the majority of our retail title agency business and its wholly owned title insurance carrier. In addition, we sold our real estate brokerage business, which operated only in Florida, and substantially all of our retail mortgage business. At February 28, 2019, we had no agreements regarding any significant transactions.
The following table summarizes our Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, through the CalAtlantic acquisition:

(Dollars in thousands)	February 28, 2019	November 30, 2018
Unsecured revolving credit facility	$725,000	—
0.25% convertible senior notes due 2019	1,289	1,291
4.500% senior notes due 2019	499,760	499,585
4.50% senior notes due 2019	599,422	599,176
6.625% senior notes due 2020 (1)	309,718	311,735
2.95% senior notes due 2020	298,984	298,838
8.375% senior notes due 2021 (1)	431,638	435,897
4.750% senior notes due 2021	498,306	498,111
6.25% senior notes due December 2021 (1)	314,026	315,283
4.125% senior notes due 2022	597,142	596,894
5.375% senior notes due 2022 (1)	260,341	261,055
4.750% senior notes due 2022	570,725	570,564
4.875% senior notes due December 2023	396,059	395,759
4.500% senior notes due 2024	646,259	646,078
5.875% senior notes due 2024 (1)	451,664	452,833
4.750% senior notes due 2025	497,225	497,114
5.25% senior notes due 2026 (1)	408,830	409,133
5.00% senior notes due 2027 (1)	353,179	353,275
4.75% senior notes due 2027	892,485	892,297
Mortgage notes on land and other debt	504,371	508,950
	$9,256,423	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $29.0 million and $31.2 million as of February 28, 2019 and November 30, 2018, respectively.
Our Homebuilding average debt outstanding was $9.0 billion with an average rate for interest incurred of 4.9% for the three months ended February 28, 2019, compared to $7.2 billion with an average rate for interest incurred of 4.6% for the three months ended February 28, 2018. Interest incurred related to Homebuilding debt for the three months ended February 28, 2019 was $104.4 million, compared to $84.2 million for the three months ended February 28, 2018.
At February 28, 2019, we had an unsecured revolving Credit Facility with maximum borrowings of $2.6 billion. The maturity for $2.2 billion of the Credit Facility is April 2023 and the remaining $50 million matures in June 2020. As of February 28, 2019, the Credit Facility included a $315 million accordion feature, subject to additional commitments. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. We may from time to time, borrow and repay amounts under our Credit Facility. Consequently, the amount outstanding under our Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. We believe that we were in compliance with our debt covenants at February 28, 2019. In addition, we had $335 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $606.0 million and $598.4 million, at February 28, 2019 and November 30, 2018, respectively. Our financial letters of credit outstanding were $153.7 million and $165.4 million at

February 28, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, as credit enhancements and as other collateral. Additionally, at February 28, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 28, 2019:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2019
Minimum net worth test	$6,650,484	9,522,712
Maximum leverage ratio	65.0%	44.6%
Liquidity test (1)	1.00	2.11

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

At February 28, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures March 2019 (1)	$300,000
364-day warehouse repurchase facility that matures May 2019 (2)	300,000
364-day warehouse repurchase facility that matures June 2019	500,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
Total	$1,600,000

(1)	Subsequent to February 28, 2019, the warehouse repurchase facility was extended to December 2019. Maximum aggregate commitment includes an uncommitted amount of $300 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
Our Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $771.5 million and $1.3 billion at February 28, 2019 and November 30, 2018, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $801.1 million and $1.3 billion, at February 28, 2019 and November 30, 2018, respectively. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its residential mortgage lending activities. Since our Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At February 28, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were no borrowings under this facility as of both February 28, 2019 and November 30, 2018.

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $122.6 million and $178.8 million as of February 28, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized us to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. During the three months ended February 28, 2019, under this repurchase authorization, we repurchased one million shares of our Class A common stock for approximately $47.0 million at an average per share price of $46.98.
During the quarter ended February 28, 2019, treasury stock increased by 1.0 million shares of Class A common stock due primarily to our repurchase of one million shares of Class A common stock during the three months ended February 28, 2019 through our stock repurchase program. During the quarter ended February 28, 2018, treasury stock increased by 0.4 million shares of Class A common stock primarily due to activity related to our equity compensation plan.

On February 8, 2019, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 25, 2019, as declared by our Board of Directors on January 10, 2019.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At both February 28, 2019 and November 30, 2018, we had equity investments in 51 homebuilding and land unconsolidated entities (of which at February 28, 2019, four had recourse debt, eight had non-recourse debt and 39 had no debt). Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(Dollars in thousands)	2019	2018
Revenues	$90,644	68,189
Costs and expenses	123,751	107,424
Other income	197	—
Net loss of unconsolidated entities	$(32,910)	(39,235)
Homebuilding equity in loss from unconsolidated entities	$(13,756)	(14,128)
Homebuilding cumulative share of net earnings - deferred at February 28, 2019 and 2018, respectively	$34,201	27,635
Homebuilding investments in unconsolidated entities	924,056	939,714
Equity of the Homebuilding unconsolidated entities	$4,010,652	4,297,856
Homebuilding investment % in the unconsolidated entities (1)	23%	22%

(1)
Our share of profit and cash distributions from the sales of land could be higher or lower compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$741,581	781,833
Inventories	4,315,061	4,291,470
Other assets	1,041,639	1,045,274
	$6,098,281	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$868,466	874,355
Debt (1)	1,219,163	1,202,556
Equity	4,010,652	4,041,666
	$6,098,281	6,118,577

(1)	Debt presented above is net of debt issuance costs of $11.3 million and $12.4 million, as of February 28, 2019 and November 30, 2018, respectively.
As of February 28, 2019 and November 30, 2018, our recorded investments in Homebuilding unconsolidated entities were $924.1 million and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of both February 28, 2019 and November 30, 2018 was $1.2 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint, a publicly traded company. As of February 28, 2019 and November 30, 2018 the carrying amount of our investment was $362.1 million and $342.7 million, respectively.
During the three months ended February 28, 2018, we sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2019	November 30, 2018
Debt	$1,219,163	1,202,556
Equity	4,010,652	4,041,666
Total capital	$5,229,815	5,244,222
Debt to total capital of our unconsolidated entities	23.3%	22.9%
Our investments in Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2019	November 30, 2018
Land development	$856,237	805,678
Homebuilding	67,819	64,523
Total investments (1)	$924,056	870,201

(1)	As of February 28, 2019 and November 30, 2018, does not include the ($67.0) million and ($62.0) million balance, respectively, for one unconsolidated entity as it was reclassed to other liabilities.
Indebtedness of an unconsolidated entity is secured by its own assets. Some unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt of different unconsolidated entities. We also do not use our investment in one unconsolidated entity as collateral for the debt of another unconsolidated entity or commingle funds among Homebuilding unconsolidated entities.
In connection with loans to a Homebuilding unconsolidated entity, we and our partners often guarantee to a lender, either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from "bad boy acts" of the unconsolidated entity (or full recourse liability in the event of an unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).
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

The total debt of Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	February 28, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$41,816	48,313
Non-recourse debt with completion guarantees	233,115	239,568
Non-recourse debt without completion guarantees	896,219	861,371
Non-recourse debt to Lennar	1,171,150	1,149,252
Lennar's maximum recourse exposure (1)	59,266	65,707
Debt issue costs	(11,253)	(12,403)
Total debt	$1,219,163	1,202,556
Lennar’s maximum recourse exposure as a % of total JV debt	5%	5%

(1)	As of February 28, 2019 and November 30, 2018, our maximum recourse exposure was primarily related to us providing repayment guarantees on three and four unconsolidated entities' debt, respectively.
The recourse debt exposure in the previous table represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay debt or to reimburse us for any payments on our guarantees.
In addition, in most instances in which we have guaranteed debt of a Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral.
In connection with many of the loans to Homebuilding unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. If we are required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
As of both February 28, 2019 and November 30, 2018, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of February 28, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Maximum recourse debt exposure to Lennar	$59,266	33,216	16,937	2,847	6,266	—
Debt without recourse to Lennar	1,171,150	354,619	135,879	147,160	533,492	—
Debt issuance costs	(11,253)	—	—	—	—	(11,253)
Total	$1,219,163	387,835	152,816	150,007	539,758	(11,253)
The table below indicates the assets, debt and equity of our 10 largest Homebuilding unconsolidated joint venture investments by the carrying value of Lennar's investment as of February 28, 2019:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$362,052	2,958,867	—	565,130	565,130	1,868,970	23%
Dublin Crossings (2)	71,395	230,920	—	—	—	194,606	—%
Heritage Fields El Toro	45,131	1,149,158	—	5,919	5,919	997,608	1%
Hawk Land Investors (3)	44,057	—	—	—	—	—	—%
Heritage Hills Irvine	41,939	99,271	—	—	—	92,581	—%
SC East Landco	41,040	97,883	—	—	—	97,499	—%
Runkle Canyon	33,216	76,905	—	—	—	76,431	—%
Mesa Canyon Community Partners (2)	32,442	134,017	—	37,112	37,112	97,192	28%
E.L. Urban Communities	29,811	57,909	—	14,443	14,443	40,498	26%
BHCSP (2)	28,497	79,968	2,847	19,932	22,779	48,521	32%
10 largest JV investments	729,580	4,884,898	2,847	642,536	645,383	3,513,906	16%
Other JVs (4)	194,476	1,213,383	56,419	528,614	585,033	496,746	54%
Total	$924,056	6,098,281	59,266	1,171,150	1,230,416	4,010,652	23%
Land seller debt and other debt			—	—	—
Debt issuance costs			—	(11,253)	(11,253)
Total JV debt			$59,266	1,159,897	1,219,163

(1)
The 10 largest joint ventures presented above represent the majority of our total JVs assets and equity, 5% of total JV maximum recourse debt exposure to Lennar and 55% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except Hawk Land Investors, which is in Homebuilding East.

(2)	Joint ventures acquired from CalAtlantic.

(3)	Financial statements are not publicly available and thus have not been included in the table above.

(4)
Includes CPHP Development, LLC which has assets of $262.1 million, maximum recourse debt exposure to Lennar of $50.2 million, total JV debt of $347.8 million, and total JV equity of ($102.2) million. Lennar's investment balance does not include the ($67.0) million investment as it was reclassed to other liabilities.

Multifamily: Investments in Unconsolidated Entities
At February 28, 2019, Multifamily had equity investments in 21 unconsolidated entities that are engaged in multifamily residential developments (of which 6 had non-recourse debt and 15 had no debt), compared to 22 unconsolidated entities at November 30, 2018. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Venture Fund is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The Venture Fund has 39 multifamily assets totaling approximately 12,000 apartments with projected project costs of $4.1 billion as of February 28, 2019. There are 17 completed and operating multifamily assets with 4,885 apartments. During the three months ended February 28, 2019, $64.8 million in equity commitments were called, of which we contributed $16.2 million representing our pro-rata portion of the called equity. During the three months ended February 28, 2019, we received $4.9 million of distributions as a return of capital from the Venture Fund. As of February 28, 2019, $1.8 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $457.0 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $47.0 million. As of February 28, 2019 and November 30, 2018, the carrying value of our investment in the Venture Fund was $390.7 million and $383.4 million, respectively.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Venture Fund II, for the development, construction and property management of class-A multifamily assets. As of February 28, 2019, Venture Fund II has approximately $787 million of equity commitments, including a $255 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the three months ended February 28, 2019, $26.8 million in equity commitments were called, of which we contributed our portion of $8.7 million. During the three months ended February 28, 2019, we received $6.3 million of distributions as a return of capital. As of February 28, 2019, $262.2 million of the $787 million in equity commitments had been called, of which we had contributed $83.8 million, representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $171.2 million. As of February 28, 2019 and November 30, 2018, the carrying value of our investment in Venture Fund II was $65.2 million and $63.0 million, respectively. The difference between our net contributions and the carrying value of our investments was related to a basis difference. Venture Fund II was seeded initially with eight undeveloped multifamily assets that were previously purchased by the Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 28, 2019.
Summarized financial information on a combined 100% basis related to Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$37,533	61,571
Operating properties and equipment	3,798,753	3,708,613
Other assets	43,746	40,899
	$3,880,032	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$186,555	199,119
Notes payable (1)	1,449,294	1,381,656
Equity	2,244,183	2,230,308
	$3,880,032	3,811,083

(1)	Notes payable are net of debt issuance costs of $18.2 million and $15.7 million, as of February 28, 2019 and November 30, 2018, respectively.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Debt without recourse to Lennar	1,467,528	28,469	719,561	203,929	515,569	—
Debt issuance costs	(18,234)	—	—	—	—	(18,234)
Total	$1,449,294	28,469	719,561	203,929	515,569	(18,234)

Statements of Operations and Selected Information

	Three Months Ended
	February 28,
(In thousands)	2019	2018
Revenues	$35,371	23,952
Costs and expenses	56,128	31,795
Other income, net	21,400	7,307
Net earnings (loss) of unconsolidated entities	$643	(536)
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$10,581	2,742
Our investments in unconsolidated entities	485,140	437,367
Equity of the unconsolidated entities	2,244,183	2,061,145
Our investment % in the unconsolidated entities	22%	21%

(1)
During the three months ended February 28, 2019, our Multifamily segment sold, through its unconsolidated entities, one operating property and an investment in an operating property resulting in the segment's $15.5 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three months ended February 28, 2018, our Multifamily segment sold one operating property through its unconsolidated entities resulting in the segment's $4.1 million share of gains.

Lennar Other: Investments in Unconsolidated Entities
We sold our Rialto Management Group on November 30, 2018. We retained our fund investments along with our carried interests in various Rialto funds and investments in other balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $304.0 million at February 28, 2019. We are committed to invest as much as an additional $65.4 million in Rialto funds.
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
The following table represents amounts our Lennar Other segment would have received had the Rialto funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on February 28, 2019, both gross and net of amounts already received as advanced tax distributions. The actual amounts we may receive could be materially different from amounts presented in the table below.

	February 28, 2019
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net (2)
Rialto Real Estate Fund, LP (1)	$179,570	52,541	49,050	77,979
Rialto Real Estate Fund II, LP (1)	111,781	15,609	1,399	94,773
	$291,351	68,150	50,449	172,752

(1)	Gross of interests of participating employees (refer to note below).

(2)
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

At February 28, 2019 and November 30, 2018, we had equity investments in nine and eight strategic investment unconsolidated entities, respectively. As of February 28, 2019 and November 30, 2018, we had strategic investments in unconsolidated entities of $124.3 million and $126.7 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at February 28, 2019 and 2018:

	Controlled Homesites
February 28, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	26,174	3,482	29,656	76,699	106,355
Central	6,328	—	6,328	31,754	38,082
Texas	18,845	—	18,845	35,131	53,976
West	7,257	4,525	11,782	63,810	75,592
Other	—	979	979	2,845	3,824
Total homesites	58,604	8,986	67,590	210,239	277,829

	Controlled Homesites
February 28, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	28,184	3,482	31,666	69,541	101,207
Central	7,487	—	7,487	30,354	37,841
Texas	11,158	—	11,158	29,673	40,831
West	8,848	3,640	12,488	61,119	73,607
Other	—	1,276	1,276	3,163	4,439
Total homesites	55,677	8,398	64,075	193,850	257,925

We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Over the next several years we plan to increase the controlled homesites to approximately 40% of our entire homesite inventory from approximately 24% as of February 28, 2019.
During the three months ended February 28, 2019, consolidated inventory not owned increased by $93.0 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2019. The increase was primarily due to the consolidation of an option agreement with a third party land bank, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $226.4 million and $209.5 million at February 28, 2019 and November 30, 2018, respectively. Additionally, we had posted $69.2 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 28, 2019 and November 30, 2018, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, except for $725.0 million of outstanding borrowings under our Credit Facility.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2019, we had access to 67,590 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2019, we had $226.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $69.2 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At February 28, 2019, we had letters of credit outstanding in the amount of $759.7 million (which included the $69.2 million of letters of credit described above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2019, there were approximately $1.4 billion, or 50%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Financial Services segment had a pipeline of residential mortgage loan applications in process of $3.7 billion at February 28, 2019. Loans in process for which interest rates were committed to the borrowers totaled approximately $531.4 million as of February 28, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2019, we had open commitments amounting to $1.3 billion to sell MBS with varying settlement dates through April 2019 and there were no open futures contracts.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of February 28, 2019, we had $725.0 million of outstanding borrowings under our Credit Facility.
As of February 28, 2019, borrowings under Financial Services' warehouse repurchase facilities totaled $771.5 million under residential loan facilities and $122.6 million under RMF facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2019

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2019	2020	2021	2022	2023	2024	Thereafter	Total	2019
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$1,228.3	744.8	963.7	1,745.1	54.2	1,479.2	2,193.4	8,408.7	8,485.1
Average interest rate	4.4%	4.0%	6.2%	4.9%	5.4%	5.0%	4.9%	4.9%	—
Variable rate	$—	40.8	29.5	—	709.1	—	—	779.4	823.1
Average interest rate	—	4.9%	3.2%	—	4.0%	—	—	4.0%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	7.5	13.0	—	—	—	155.9	176.5	177.9
Average interest rate	4.0%	2.8%	1.3%	—	—	—	3.4%	3.2%	—
Variable rate	$894.0	—	—	—	—	—	—	894.0	894.0
Average interest rate	4.6%	—	—	—	—	—	—	4.6%	—
Lennar Multifamily:
Notes payable:
Variable rate	$36.1	3.5	—	—	—	—	—	39.6	39.6
Average interest rate	4.7%	6.0%	—	—	—	—	—	5.4%	—
Lennar Other:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	2.9%	—	—	—	—	—	—	2.9%	—
Variable rate	$13.1	—	—	—	—	—	—	13.1	13.1
Average interest rate	4.9%	—	—	—	—	—	—	4.9%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In July 2017, CalAtlantic Group, Inc., a subsidiary of ours, was notified by the San Francisco Regional Water Quality Control Board of CalAtlantic’s non-compliance with the Clean Water Act at a development in San Ramon, CA. In February 2019, we paid monetary sanctions that were not material to resolve this matter.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2019:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2018	29,259	$41.15	—	25,000,000
January 1 to January 31, 2019	447	$46.22	—	25,000,000
February 1 to February 28, 2019	1,019,102	$47.00	1,000,000	24,000,000

(1)
Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration. During the three months ended February 28, 2019, under this repurchase program, we repurchased one million shares of Class A common stock for $47.0 million at an average share price of $46.98. The remaining authorized value is $953.0 million as of February 28, 2019.

Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) certification by Richard Beckwitt, Chief Executive Officer.
31.2	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.	Section 1350 certifications by Richard Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, filed on April 8, 2019, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 8, 2019	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	April 8, 2019	/s/ David Collins
David Collins
Controller