Form 10-Q
period 2019-05-31
LENNAR CORP /NEW/
filed 2019-07-03
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.10	LEN	New York Stock Exchange
Class B Common Stock, par value $.10	LEN.B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Common stock outstanding as of May 31, 2019:
Class A 284,403,290
Class B 37,743,090

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	May 31,	November 30,
	2019 (1)	2018 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$800,678	1,337,807
Restricted cash	11,687	12,399
Receivables, net	303,595	236,841
Inventories:
Finished homes and construction in progress	10,045,155	8,681,357
Land and land under development	8,334,678	8,178,388
Consolidated inventory not owned	394,655	208,959
Total inventories	18,774,488	17,068,704
Investments in unconsolidated entities	983,683	870,201
Goodwill	3,442,359	3,442,359
Other assets	1,202,965	1,355,782
	25,519,455	24,324,093
Financial Services	2,468,263	2,778,910
Multifamily	1,046,196	874,219
Lennar Other	549,150	588,959
Total assets	$29,583,064	28,566,181

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

As of May 31, 2019, total assets include $1.4 billion related to consolidated VIEs of which $52.9 million is included in Homebuilding cash and cash equivalents, $103.3 million in Homebuilding receivables, net, $240.1 million in Homebuilding finished homes and construction in progress, $301.0 million in Homebuilding land and land under development, $394.7 million in Homebuilding consolidated inventory not owned, $4.1 million in Homebuilding investments in unconsolidated entities, $10.4 million in Homebuilding other assets, $187.2 million in Financial Services assets, $50.8 million in Multifamily assets and $7.2 million in Lennar Other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2019 (2)	2018 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,067,984	1,154,782
Liabilities related to consolidated inventory not owned	346,287	175,590
Senior notes and other debts payable	9,390,941	8,543,868
Other liabilities	1,804,956	1,902,658
	12,610,168	11,776,898
Financial Services	1,481,006	1,868,202
Multifamily	215,316	170,616
Lennar Other	30,039	67,508
Total liabilities	14,336,529	13,883,224
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2019 and November 30, 2018 - 400,000,000 shares; Issued: May 31, 2019 - 295,034,256 shares and November 30, 2018 - 294,992,562 shares	29,503	29,499
Class B common stock of $0.10 par value; Authorized: May 31, 2019 and November 30, 2018 - 90,000,000 shares; Issued: May 31, 2019 - 39,442,649 shares and November 30, 2018 - 39,442,219 shares	3,944	3,944
Additional paid-in capital	8,529,828	8,496,677
Retained earnings	7,132,908	6,487,650
Treasury stock, at cost; May 31, 2019 - 10,630,966 shares of Class A common stock and 1,699,559 shares of Class B common stock; November 30, 2018 - 8,498,203 shares of Class A common stock and 1,698,424 shares of Class B common stock	(537,106)	(435,869)
Accumulated other comprehensive income (loss)	227	(366)
Total stockholders’ equity	15,159,304	14,581,535
Noncontrolling interests	87,231	101,422
Total equity	15,246,535	14,682,957
Total liabilities and equity	$29,583,064	28,566,181

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of May 31, 2019, total liabilities include $928.9 million related to consolidated VIEs as to which there was no recourse against the Company, of which $17.3 million is included in Homebuilding accounts payable, $370.7 million in Homebuilding senior notes and other debts payable, $346.3 million in Homebuilding liabilities related to consolidated inventory not owned, $1.7 million in Homebuilding other liabilities, $190.6 million in Financial Services liabilities, $1.0 million in Multifamily liabilities and $1.3 million in Lennar Other liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2019	2018	2019	2018
Revenues:
Homebuilding	$5,195,599	5,063,997	8,819,320	7,726,090
Financial Services	204,216	249,709	347,527	445,796
Multifamily	147,412	117,693	244,806	210,949
Lennar Other	15,663	27,662	19,319	57,017
Total revenues	5,562,890	5,459,061	9,430,972	8,439,852
Costs and expenses:
Homebuilding	4,587,259	4,636,063	7,826,094	7,040,096
Financial Services	147,999	193,935	272,338	364,160
Multifamily	148,716	117,186	249,894	214,385
Lennar Other	3,194	21,758	4,816	48,365
Acquisition and integration costs related to CalAtlantic	—	23,875	—	128,070
Corporate general and administrative	76,113	84,915	155,456	152,725
Total costs and expenses	4,963,281	5,077,732	8,508,598	7,947,801
Homebuilding equity in earnings (loss) from unconsolidated entities	19,614	(12,670)	5,858	(26,798)
Homebuilding other income (expense), net (1)	(46,165)	9,879	(47,700)	179,874
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(3,018)	14,281	7,563	17,023
Lennar Other equity in earnings (loss) from unconsolidated entities	(4,978)	4,560	3,352	13,515
Lennar Other expense, net	(5,663)	(6,569)	(12,924)	(15,427)
Earnings before income taxes	559,399	390,810	878,523	660,238
Provision for income taxes (2)	(140,530)	(75,961)	(220,230)	(208,572)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	418,869	314,849	658,293	451,666
Less: Net earnings (loss) attributable to noncontrolling interests	(2,603)	4,592	(3,089)	5,194
Net earnings attributable to Lennar	$421,472	310,257	661,382	446,472
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$561	(589)	769	(1,247)
Reclassification adjustments for gains included in earnings, net of tax	(176)	(126)	(176)	(126)
Total other comprehensive income (loss), net of tax	$385	(715)	593	(1,373)
Total comprehensive income attributable to Lennar	$421,857	309,542	661,975	445,099
Total comprehensive income (loss) attributable to noncontrolling interests	$(2,603)	4,592	(3,089)	5,194
Basic earnings per share	$1.31	0.95	2.05	1.53
Diluted earnings per share	$1.30	0.94	2.03	1.52

(1)	Homebuilding other expense, net for the three and six months ended May 31, 2019 includes a one-time loss of $48.9 million relating to the consolidation of a previously unconsolidated entity.

(2)
Provision for income taxes for the six months ended May 31, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2019	2018
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$658,293	451,666
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	40,986	41,430
Amortization of discount/premium and accretion on debt, net	(13,335)	(11,984)
Equity in loss from unconsolidated entities	(5,908)	(3,740)
Distributions of earnings from unconsolidated entities	4,037	18,685
Share-based compensation expense	31,390	33,720
Deferred income tax expense	101,477	46,895
Gain on sale of operating properties and equipment	—	(5,107)
Gain on sale of other assets	(218)	—
Loss on consolidation of previously unconsolidated entity	48,874	—
Gain on sale of interest in unconsolidated entities and other Multifamily gain	(10,865)	(164,880)
Gain on sale of Financial Services' businesses	(2,168)	—
Unrealized and realized gains on real estate owned	(1,253)	(1,770)
Impairments of loans receivable, loans held-for-sale and real estate owned	—	6,009
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	10,602	25,807
Changes in assets and liabilities:
Decrease in receivables	542,054	44,248
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,501,423)	(408,913)
Decrease (increase) in other assets	66,464	(119,698)
Increase in loans held-for-sale	(206,349)	(43,903)
Increase (decrease) in accounts payable and other liabilities	(192,548)	111,049
Net cash (used in) provided by operating activities	(429,890)	19,514
Cash flows from investing activities:
Net additions of operating properties and equipment	(47,766)	(58,935)
Proceeds from the sale of operating properties and equipment	—	22,820
Proceeds from sale of investment in unconsolidated entities	17,790	175,179
Proceeds from sale of Financial Services' businesses	24,446	—
Investments in and contributions to unconsolidated entities	(230,744)	(186,103)
Distributions of capital from unconsolidated entities	140,888	196,073
Proceeds from sales of real estate owned	4,210	21,658
Receipts of principal payments on loans receivable and other	1,811	2,147
Purchases of commercial mortgage-backed securities bonds	—	(31,068)
Acquisitions, net of cash and restricted cash acquired	—	(1,077,964)
Increase in Financial Services loans held-for-investment, net	(5,975)	(3,012)
Purchases of investment securities	(31,462)	(32,369)
Proceeds from maturities/sales of investments securities	35,416	20,578
Other payments, net	(200)	(318)
Net cash used in investing activities	$(91,586)	(951,314)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2019	2018
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$550,000	495,300
Net (repayments) borrowings under warehouse facilities	(365,184)	7,710
Proceeds from other borrowings	28,620	64,072
Principal payments on other borrowings	(123,681)	(410,549)
Payments related to other liabilities	(1,046)	(1,568)
Receipts related to noncontrolling interests	8,937	3,882
Conversions, exchanges and redemption of convertible senior notes	(1,288)	(59,145)
Payments related to noncontrolling interests	(23,317)	(30,412)
Debt issuance costs	—	(12,101)
Redemption of senior notes	—	(575,000)
Common stock:
Issuances	634	3,184
Repurchases	(101,229)	(28,526)
Dividends	(25,877)	(22,780)
Net cash used in financing activities	$(53,431)	(565,933)
Net decrease in cash and cash equivalents and restricted cash	(574,907)	(1,497,733)
Cash and cash equivalents and restricted cash at beginning of period	1,595,978	2,694,084
Cash and cash equivalents and restricted cash at end of period	$1,021,071	1,196,351
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$812,365	949,262
Financial Services	186,760	175,884
Multifamily	5,203	15,380
Lennar Other	16,743	55,825
	$1,021,071	1,196,351
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$46,631	45,078
Non-cash contributions to unconsolidated entities	$—	87,269
Conversions and exchanges on convertible senior notes	$—	217,154
Equity component of acquisition consideration	$—	5,070,006
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$187,506	35,430
Receivables	$102,959	7,198
Operating properties and equipment and other assets	$53,412	—
Investments in unconsolidated entities	$67,925	(25,614)
Notes payable	$(383,212)	—
Other liabilities	$(19,696)	(17,014)
Noncontrolling interests	$(8,894)	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities ("VIEs") (see Note 16 of the Notes to the Condensed Consolidated Financial Statements) in which Lennar Corporation is deemed to be the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 became effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , and ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09. The Company has adopted the modified retrospective method. The Company recorded an immaterial net increase to retained earnings as of December 1, 2018, due to the cumulative impact of adopting ASU 2014-09, with the impact primarily related to the recognition of deferral of net margin from home deliveries.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. ASU 2016-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017- 01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for the Company’s benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Condensed Consolidated Balance Sheets and disclosed in Note 11 of the Notes to the Condensed Consolidated Financial Statements. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Condensed Consolidated Balance Sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
The Company’s financial services’ operations recognize revenues as follows: Title premiums on policies issued directly by the Company are recognized as revenue on the effective date of the title policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Revenues from title policies issued by independent agents are recognized as revenue when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.
The Company’s Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which the Company has investments. As a result, the Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are recorded over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management services. In addition, the Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the construction services. These customer contracts require the Company to provide management and general contractor services which represents a performance obligation that the Company satisfies over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Homebuilding revenue and net earnings attributable to Lennar for the three and six months ended May 31, 2018 included $2.1 billion and $2.5 billion, respectively, of home sales revenues, and earnings (loss) before income taxes included $56.5 million and ($52.0) million, respectively, of a pre-tax earnings (loss) from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $23.9 million and $128.1 million, respectively. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three and six months ended May 31, 2018.

(3)	Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. In connection with the CalAtlantic acquisition, the Company experienced significant growth in its operations. As a result, in 2018, the Company's chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manage and assess the Company’s performance at a regional level. Therefore, in 2018 the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of its four homebuilding regions, financial services operations, multifamily operations and Rialto operations are its operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, the Company’s operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. In addition, in the first quarter of 2019, as a result of the reclassification of RMF and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, the Company has renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from Homebuilding to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. The Company’s reportable segments consist of:
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
East: Florida, New Jersey, North Carolina and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its RMF business. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.

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
Each reportable segment follows the same accounting policies described in Note 1 – "Summary of Significant Accounting Policies" to the consolidated financial statements in the Company’s Form 10-K for the year ended November 30, 2018, except that as a result of the adoption of ASC 606 as of December 1, 2018, the Company updated its revenue recognition policies as noted in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The Company's operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Homebuilding East	$6,987,845	7,183,758
Homebuilding Central	2,782,430	2,522,799
Homebuilding Texas	2,449,590	2,311,760
Homebuilding West	10,954,282	10,291,385
Homebuilding Other	1,238,115	1,013,367
Financial Services	2,468,263	2,778,910
Multifamily	1,046,196	874,219
Lennar Other	549,150	588,959
Corporate and unallocated	1,107,193	1,001,024
Total assets	$29,583,064	28,566,181
Homebuilding goodwill	$3,442,359	3,442,359
Financial Services goodwill (1)	$215,516	237,688

(1)	Decrease in goodwill related to the Financial Services' segment sale of substantially all of its retail mortgage and its real estate brokerage business.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Revenues:
Homebuilding East	$1,737,342	1,566,743	2,964,155	2,479,706
Homebuilding Central	613,785	636,523	1,048,852	891,092
Homebuilding Texas	693,212	700,767	1,111,729	1,056,865
Homebuilding West	2,143,023	2,144,613	3,683,920	3,272,569
Homebuilding Other	8,237	15,351	10,664	25,858
Financial Services (1)	204,216	249,709	347,527	445,796
Multifamily	147,412	117,693	244,806	210,949
Lennar Other	15,663	27,662	19,319	57,017
Total revenues (2)	$5,562,890	5,459,061	9,430,972	8,439,852
Operating earnings (loss) (3):
Homebuilding East	$210,464	153,893	345,847	255,222
Homebuilding Central	55,344	25,138	86,270	34,174
Homebuilding Texas	75,374	37,652	107,652	51,665
Homebuilding West	272,904	224,595	463,565	364,024
Homebuilding Other (4)	(32,297)	(16,135)	(51,950)	133,985
Total Homebuilding operating earnings	581,789	425,143	951,384	839,070
Financial Services	56,217	55,774	75,189	81,636
Multifamily	(4,322)	14,788	2,475	13,587
Lennar Other	1,828	3,895	4,931	6,740
Corporate and unallocated (5)	(76,113)	(108,790)	(155,456)	(280,795)
Earnings before income taxes	$559,399	390,810	878,523	660,238

(1)
Financial Services revenues are lower period over period primarily due to the loss of revenues as a result of the sales of substantially all of the segment's retail mortgage business and the segment's real estate brokerage business.

(2)
Total revenues were net of sales incentives of $338.1 million ($26,600 per home delivered) and $560.4 million ($26,100 per home delivered) for the three and six months ended May 31, 2019, respectively, compared to $278.1 million ($23,000 per home delivered) and $428.0 million ($22,800 per home delivered) for the three and six months ended May 31, 2018, respectively.

(3)	All Homebuilding segments were impacted by purchase accounting adjustments that totaled $236.8 million and $291.9 million for the three and six months ended May 31, 2018, respectively.

(4)
Homebuilding Other operating earnings during the three and six months ended May 31, 2019 included a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity, partially offset by equity in earnings from one Homebuilding unconsolidated entity. Homebuilding Other operating earnings during the six months ended May 31, 2018 included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

(5)
Corporate and unallocated includes corporate, general and administrative expenses, and for the three and six months ended May 31, 2018, $23.9 million and $128.1 million, respectively, of acquisition and integration costs related to the CalAtlantic acquisition.

(4)	Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Revenues	$65,686	100,952	156,330	169,141
Costs and expenses	90,363	148,678	214,114	256,102
Other income (1)	75,868	105,192	76,065	105,192
Net earnings of unconsolidated entities	$51,191	57,466	18,281	18,231
Homebuilding equity in earnings (loss) from unconsolidated entities	$19,614	(12,670)	5,858	(26,798)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(1)
During the three and six months ended May 31, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which the Company's pro-rata share was $25.9 million. During the three and six months ended May 31, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the FivePoint TRA Liability. Therefore, the Company did not include in Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to the Company’s portion of the TRA Liability. As a result, the Company’s unconsolidated entities have net earnings, but the Company has an equity in loss from unconsolidated entities.

For the three and six months ended May 31, 2019, Homebuilding equity in earnings from unconsolidated entities was primarily attributable to the Company's share of net operating income from one of Homebuilding's unconsolidated entities which was primarily attributable to a gain on settlement of contingent consideration.
For the three and six months ended May 31, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities excluding other income.
Balance Sheets

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$651,681	781,833
Inventories	4,177,728	4,291,470
Other assets	988,714	1,045,274
	$5,818,123	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$757,410	874,355
Debt (1)	825,275	1,202,556
Equity	4,235,438	4,041,666
	$5,818,123	6,118,577
Homebuilding investments in unconsolidated entities (2)	$983,683	870,201

(1)
Debt presented above is net of debt issuance costs of $9.9 million and $12.4 million, as of May 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to the Company's consolidation of a previously unconsolidated entity as of May 31, 2019.

(2)
Homebuilding investments in unconsolidated entities as of November 30, 2018, does not include $62.0 million of the negative investment balance for one unconsolidated entity as it was reclassed to other liabilities.

As of May 31, 2019 and November 30, 2018, the Company’s recorded investments in Homebuilding unconsolidated entities were $983.7 million and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of May 31, 2019 and November 30, 2018 was $1.3 billion and $1.2 billion, respectively. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2019 and November 30, 2018, the carrying amount of the Company's investment was $389.1 million and $342.7 million, respectively.
During the six months ended May 31, 2018, the Company sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The total debt of the Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$46,816	48,313
Non-recourse debt with completion guarantees	144,588	239,568
Non-recourse debt without completion guarantees	634,086	861,371
Non-recourse debt to the Company	825,490	1,149,252
The Company’s maximum recourse exposure (1)	9,653	65,707
Debt issuance costs	(9,868)	(12,403)
Total debt (1)	$825,275	1,202,556
The Company’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of May 31, 2019 and November 30, 2018, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to the Company's consolidation of a previously unconsolidated entity as of May 31, 2019.

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
As of both May 31, 2019 and November 30, 2018, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2019, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(5)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2019 and 2018:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)	6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	658,293	—	—	—	—	—	661,382	(3,089)
Employee stock and directors plans	(691)	4	—	1,761	(2,456)	—	—	—
Purchases of treasury stock	(98,781)	—	—	—	(98,781)	—	—	—
Amortization of restricted stock	31,390	—	—	31,390	—	—	—	—
Cash dividends	(25,877)	—	—	—	—	—	(25,877)	—
Receipts related to noncontrolling interests	8,937	—	—	—	—	—	—	8,937
Payments related to noncontrolling interests	(23,317)	—	—	—	—	—	—	(23,317)
Non-cash consolidations, net	8,894	—	—	—	—	—	—	8,894
Cumulative-effect of accounting change (see Note 1 to the Notes to the Condensed Consolidated Financial Statements)	9,753	—	—	—	—	—	9,753	—
Non-cash activity related to noncontrolling interests	(5,616)	—	—	—	—	—	—	(5,616)
Total other comprehensive income, net of tax	593	—	—	—	—	593	—	—
Balance at May 31, 2019	$15,246,535	29,503	3,944	8,529,828	(537,106)	227	7,132,908	87,231

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	451,666	—	—	—	—	—	446,472	5,194
Employee stock and directors plans	(24,205)	57	—	4,266	(28,532)	—	4	—
Stock issuance in connection with CalAtlantic acquisition	5,070,006	8,408	168	5,061,430	—	—	—	—
Conversion of convertible senior notes to Class A common stock	217,154	365	7	216,782	—	—	—	—
Amortization of restricted stock	33,720	—	—	33,720	—	—	—	—
Cash dividends	(22,780)	—	—	—	—	—	(22,780)	—
Receipts related to noncontrolling interests	3,882	—	—	—	—	—	—	3,882
Payments related to noncontrolling interests	(30,412)	—	—	—	—	—	—	(30,412)
Non-cash activity to noncontrolling interests	15,080	—	—	—	—	—	—	15,080
Total other comprehensive loss, net of tax	(1,373)	—	—	—	—	(1,373)	—	—
Balance at May 31, 2018	$13,698,870	29,373	3,944	8,458,211	(164,552)	(339)	5,264,674	107,559

On April 10, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share on both of its Class A and Class B common stock, payable on May 8, 2019 to holder of record at the close of business on April 24, 2019. On June 26, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share on both of its Class A and Class B common stock, payable on July 25, 2019 to holder of record at the close of business on July 11, 2019. The

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Company approved and paid cash dividends of $0.04 per share for both its Class A and Class B common stock in each quarter for the year ended November 30, 2018.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, or 25 million in shares of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. During the three months ended May 31, 2019, under this repurchase program, the Company repurchased one million shares of its Class A common stock for approximately $51.8 million at an average share price of $51.76. During the six months ended May 31, 2019, under this repurchase program, the Company repurchased two million shares of its Class A common stock for approximately $98.8 million at an average share price of $49.37.

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income taxes	$140,530	75,961	220,230	208,572
Effective tax rate (1)	25.0%	19.7%	25.0%	31.8%

(1)
For the three and six months ended May 31, 2019, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the three months ended May 31, 2018, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expenses. For the six months ended May 31, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act, offset primarily by tax benefits for the domestic production activities deduction and energy tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the six months ended May 31, 2018 was 21.4%.

As of May 31, 2019 and November 30, 2018, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $413.5 million and $515.5 million, respectively.
As of both May 31, 2019 and November 30, 2018, the Company had $14.7 million of gross unrecognized tax benefits.
At May 31, 2019, the Company had $54.2 million accrued for interest and penalties, which increased $1.3 million during the six months ended May 31, 2019. At November 30, 2018, the Company had $52.9 million accrued for interest and penalties.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net earnings attributable to Lennar	$421,472	310,257	661,382	446,472
Less: distributed earnings allocated to nonvested shares	94	99	193	214
Less: undistributed earnings allocated to nonvested shares	3,063	2,557	4,987	3,929
Numerator for basic earnings per share	418,315	307,601	656,202	442,329
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	3,331	240	3,654	449
Plus: interest on convertible senior notes	—	54	—	80
Plus: undistributed earnings allocated to convertible shares	—	12	—	15
Numerator for diluted earnings per share	$414,984	307,427	652,548	441,975
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	320,329	325,259	320,834	289,462
Effect of dilutive securities:
Shared based payments	1	92	6	73
Convertible senior notes	—	1,467	—	1,098
Denominator for diluted earnings per share - weighted average common shares outstanding	320,330	326,818	320,840	290,633
Basic earnings per share	$1.31	0.95	2.05	1.53
Diluted earnings per share	$1.30	0.94	2.03	1.52

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

For both the three and six months ended May 31, 2019 and 2018, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(8)	Financial Services Segment
The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$171,892	188,485
Restricted cash	14,868	17,944
Receivables, net (1)	230,452	731,169
Loans held-for-sale (2)	1,420,275	1,213,889
Loans held-for-investment, net	76,248	70,216
Investments held-to-maturity	199,412	189,472
Investments available-for-sale (3)	3,356	4,161
Goodwill	215,516	237,688
Other assets (4)	136,244	125,886
	$2,468,263	2,778,910
Liabilities:
Notes and other debts payable	$1,214,017	1,558,702
Other liabilities (5)	266,989	309,500
	$1,481,006	1,868,202

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2019 and November 30, 2018, respectively.

(2)	Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of May 31, 2019 and November 30, 2018, other assets included mortgage loan commitments carried at fair value of $25.2 million and $16.4 million, respectively, and mortgage servicing rights carried at fair value of $29.4 million and $37.2 million, respectively.

(5)
As of May 31, 2019 and November 30, 2018, other liabilities included $61.0 million and $60.3 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of May 31, 2019 and November 30, 2018, other liabilities also included forward contracts carried at fair value of $11.3 million and $10.4 million, respectively.

In connection with the sale of the majority of its retail title agency business and title insurance underwriter in the first quarter of 2019, the Company provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, the Company is required to consolidate the buyer’s results at this time.
At May 31, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2019 (1)	$700,000
364-day warehouse repurchase facility that matures August 2019 (2)	300,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
364-day warehouse repurchase facility that matures March 2020 (4)	300,000
Total	$1,800,000

(1)	Subsequent to May 31, 2019, the warehouse repurchase facility maturity was extended to June 2020 and the maximum aggregate commitment amount decreased to $500 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.

(4)	Maximum aggregate commitment includes an uncommitted amount of $300 million.
The Financial Services segment uses these facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $882.0 million and $1.3 billion at May 31, 2019 and November 30, 2018, respectively, and were collateralized by residential mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $911.5 million and $1.3 billion at May 31, 2019 and November 30, 2018, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last several years, there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Loan origination liabilities, beginning of period	$6,697	27,110	48,584	22,543
Provision for losses	914	990	1,587	1,637
Origination liabilities assumed related to CalAtlantic acquisition	—	—	—	3,959
Payments/settlements	(187)	(84)	(42,747)	(123)
Loan origination liabilities, end of period	$7,424	28,016	7,424	28,016

Rialto Mortgage Finance - loans held-for-sale
During the six months ended May 31, 2019, RMF originated commercial loans with a total principal balance of $720.6 million, of which $705.3 million were recorded as loans held-for-sale, and sold $500.5 million of commercial loans into five separate securitizations. As of May 31, 2019, $61.0 million of originated loans were sold into a securitization trust but not settled and thus were included as receivables, net. As of November 30, 2018, there were no unsettled transactions.
During the six months ended May 31, 2018, RMF originated commercial loans with a total principal balance of $663.8 million, all of which were recorded as loans held-for-sale, and sold $556.3 million of commercial loans into six separate securitizations.
At May 31, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were no borrowings under this facility as of both May 31, 2019 and November 30, 2018.

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $155.9 million and $178.8 million as of May 31, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At May 31, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $167.0 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three or the six months ended May 31, 2019 or 2018. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At May 31, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $155.4 million and $123.7 million, respectively, and the interest is incurred at a fixed rate of 3.2% to 4.1%.

(9)	Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Multifamily segment were as follows:

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$5,203	7,832
Receivables (1)	80,270	73,829
Land under development	347,989	277,894
Investments in unconsolidated entities	510,223	481,129
Other assets	102,511	33,535
	$1,046,196	874,219
Liabilities:
Accounts payable and other liabilities	$175,654	170,616
Notes payable (2)	39,662	—
	$215,316	170,616

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities.

(2)	Notes payable are net of debt issuance costs.
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2019 and November 30, 2018, the fair value of the completion guarantees was immaterial. Additionally, as of May 31, 2019 and November 30, 2018, the Multifamily segment had $1.2 million and $4.6 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of both May 31, 2019 and November 30, 2018, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.0 billion.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

In many instances, the Multifamily segment is appointed as the construction, development and property manager for certain of its Multifamily unconsolidated entities and receives fees for performing this function. During the three and six months ended May 31, 2019, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.3 million and $26.4 million, respectively. During the three and six months ended May 31, 2018, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $12.4 million and $23.9 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and six months ended May 31, 2019, the Multifamily segment provided general contractor services, net of deferrals, totaling $99.2 million and $181.6 million, respectively, which were partially offset by costs related to those services of $95.2 million and $174.6 million, respectively. During the three and six months ended May 31, 2018, the Multifamily segment provided general contractor services, net of deferrals, totaling $97.0 million and $178.8 million, respectively, which were partially offset by costs related to those services of $93.6 million and $172.2 million, respectively.
Lennar Multifamily Venture I ("LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the six months ended May 31, 2019, $121.8 million in equity commitments were called, of which the Company contributed its portion of $30.2 million. During the six months ended May 31, 2019, the Company received $9.5 million of distributions as a return of capital from the LMV I. As of May 31, 2019, $1.9 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $471.1 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $32.9 million. As of May 31, 2019 and November 30, 2018, the carrying value of the Company's investment in the LMV I was $395.4 million and $383.4 million, respectively.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Multifamily Venture II LP ("LMV II"), for the development, construction and property management of class-A multifamily assets. During the three months ended May 31, 2019, LMV II's equity commitments were increased by an additional $471 million, including a $126 million additional co-investment commitment by Lennar. As of May 31, 2019, LMV II had approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the six months ended May 31, 2019, $138.3 million in equity commitments were called, of which the Company contributed $23.5 million, which was made up of $64.5 million of inventory and cash contributions, offset by $40.9 million of distributions as a return of capital resulting in a remaining commitment for the Company of $276.3 million. As of May 31, 2019, $349.4 million of the $1.3 billion in equity commitments had been called. As of May 31, 2019 and November 30, 2018, the carrying value of the Company's investment in LMV II was $85.0 million and $63.0 million, respectively. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. LMV II was seeded initially with eight undeveloped multifamily assets that were previously purchased by the Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion. As of May 31, 2019, LMV II was seeded with ten undeveloped assets totaling approximately 3,800 apartments with projected costs of approximately $1.6 billion. Subsequent to May 31, 2019, the Multifamily segment announced the final closing of LMV II with $1.3 billion of equity commitments.
Summarized condensed financial information on a combined 100% basis related to Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(Dollars in thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$28,217	61,571
Operating properties and equipment	4,063,560	3,708,613
Other assets	50,227	40,899
	$4,142,004	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$190,785	199,119
Notes payable (1)	1,596,850	1,381,656
Equity	2,354,369	2,230,308
	$4,142,004	3,811,083
Multifamily investments in unconsolidated entities	$510,223	481,129

(1)	Notes payable are net of debt issuance costs of $21.0 million and $15.7 million, as of May 31, 2019 and November 30, 2018,

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

respectively.
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$38,609	27,121	73,980	51,073
Costs and expenses	55,085	43,482	111,213	75,277
Other income, net	—	31,562	21,400	38,869
Net earnings (loss) of unconsolidated entities	$(16,476)	15,201	(15,833)	14,665
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$(3,018)	14,281	7,563	17,023

(1)
During the six months ended May 31, 2019, the Multifamily segment sold, through its unconsolidated entities, one operating property and an investment in an operating property resulting in the segment's $15.5 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three and six months ended May 31, 2018, the Multifamily segment sold two and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $17.4 million and $21.5 million share of gains, respectively.

(10) Lennar Other
Lennar Other primarily includes fund investments the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies.
The assets and liabilities related to Lennar Other were as follows:

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$15,768	24,334
Restricted cash	975	7,175
Real estate owned, net	6,758	25,632
Investments in unconsolidated entities	429,943	424,104
Investments held-to-maturity	60,449	59,974
Other assets	35,257	47,740
	$549,150	588,959
Liabilities:
Notes and other debts payable	$15,178	14,488
Other liabilities	14,861	53,020
	$30,039	67,508
Investments held-to-maturity
At May 31, 2019 and November 30, 2018, the carrying value of Lennar Other's CMBS was $60.4 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. The Company reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Company’s assessment, no impairment charges were recorded during either the three or the six months ended May 31, 2019 or 2018. The Company classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the segment. At May 31, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $13.3 million and $12.6 million, respectively, and the interest is incurred at a rate of 4.7% to 4.8%.
(11) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services’ restricted cash primarily consists of cash balances required by certain warehouse lines of credit agreements and proceeds from loan sales not yet remitted to a warehouse bank. Financial Services' restricted cash also included upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the respective condensed consolidated balance sheets:

	May 31,
(In thousands)	2019	2018
Homebuilding:
Cash and cash equivalents	$800,678	931,753
Restricted cash	11,687	17,509
Financial Services:
Cash and cash equivalents	171,892	162,992
Restricted cash	14,868	12,892
Multifamily:
Cash and cash equivalents	5,203	15,380
Lennar Other:
Cash and cash equivalents	15,768	43,729
Restricted cash	975	12,096
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,021,071	1,196,351

Homebuilding cash and cash equivalents as of May 31, 2019 and November 30, 2018 included $478.9 million and $926.1 million, respectively, of cash held in escrow for approximately three days.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(12)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2019	November 30, 2018
Unsecured revolving credit facility	$550,000	—
4.500% senior notes due 2019	499,981	499,585
4.50% senior notes due 2019	599,602	599,176
6.625% senior notes due 2020 (1)	307,701	311,735
2.95% senior notes due 2020	299,129	298,838
8.375% senior notes due 2021 (1)	427,378	435,897
4.750% senior notes due 2021	498,502	498,111
6.25% senior notes due December 2021 (1)	312,768	315,283
4.125% senior notes due 2022	597,390	596,894
5.375% senior notes due 2022 (1)	259,627	261,055
4.750% senior notes due 2022	571,104	570,564
4.875% senior notes due December 2023	396,156	395,759
4.500% senior notes due 2024	646,440	646,078
5.875% senior notes due 2024 (1)	450,496	452,833
4.750% senior notes due 2025	497,336	497,114
5.25% senior notes due 2026 (1)	408,527	409,133
5.00% senior notes due 2027 (1)	353,083	353,275
4.75% senior notes due 2027	892,672	892,297
0.25% convertible senior notes due 2019	—	1,291
Mortgage notes on land and other debt	823,049	508,950
	$9,390,941	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $26.9 million and $31.2 million as of May 31, 2019 and November 30, 2018, respectively.
In April 2019, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the commitments from $2.3 billion to $2.4 billion and extend the maturity one year to April 2024, with $50 million maturing in June 2020. The Credit Facility has a $400 million accordion feature, subject to additional commitments, thus the maximum borrowings are $2.8 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at May 31, 2019. In addition, the Company had $315 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $663.0 million and $598.4 million, at May 31, 2019 and November 30, 2018, respectively. The Company’s financial letters of credit outstanding were $158.5 million and $165.4 million, at May 31, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2019, the Company had outstanding surety bonds of $2.8 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2019, there were approximately $1.3 billion, or 46%, of anticipated future costs to complete related to these site

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
Subsequent to May 31, 2019, the Company redeemed $500 million aggregate principal amount of its 4.500% senior notes due June 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Warranty reserve, beginning of the period	$295,622	270,056	319,109	164,619
Warranties issued	47,855	47,855	81,826	72,544
Adjustments to pre-existing warranties from changes in estimates (1)	2,004	7,227	(7,523)	10,095
Warranties assumed related to acquisitions	—	9,150	—	117,554
Payments	(53,857)	(39,578)	(101,788)	(70,102)
Warranty reserve, end of period	$291,624	294,710	291,624	294,710

(1)	The adjustments to pre-existing warranties from changes in estimates are primarily related to specific claims for certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three and six months ended May 31, 2019, the Company granted employees an immaterial number of nonvested shares. During the three months ended May 31, 2018, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2018 the Company granted 0.4 million nonvested shares. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2019 was $14.5 million and $31.4 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and six months ended May 31, 2018 was $16.0 million and $33.7 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2019 and November 30, 2018, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2019		November 30, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$76,248	71,872	70,216	63,794
Investments held-to-maturity	Level 3	$167,014	194,796	136,982	149,767
Investments held-to-maturity	Level 2	$32,398	32,366	52,490	52,220
Lennar Other:
Investments held-to-maturity	Level 3	$60,449	64,364	59,974	72,986
LIABILITIES
Homebuilding senior notes and other debts payable	Level 2	$9,390,941	9,560,305	8,543,868	8,336,166
Financial Services notes and other debts payable	Level 2	$1,214,017	1,215,548	1,558,702	1,559,718
Multifamily notes payable	Level 2	$39,662	39,662	—	—
Lennar Other notes and other debts payable	Level 2	$15,178	15,178	14,488	14,488

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at May 31, 2019	Fair Value at November 30, 2018
Financial Services Assets (Liabilities):
RMF loans held-for-sale (1)	Level 3	$259,599	61,691
Financial Services residential loans held-for-sale (2)	Level 2	$1,160,676	1,152,198
Investments available-for-sale	Level 1	$3,356	4,161
Mortgage loan commitments	Level 2	$25,225	16,373
Forward contracts	Level 2	$(11,273)	(10,360)
Mortgage servicing rights	Level 3	$29,419	37,206

(1)
The aggregate fair value of RMF loans held-for-sale of $259.6 million at May 31, 2019 exceeded their aggregate principal balance of $255.7 million by $3.9 million. The aggregate fair value of RMF loans held-for-sale of $61.7 million at November 30, 2018 exceeded their aggregate principal balance of $61.0 million by $0.7 million.

(2)
The aggregate fair value of Financial Services residential loans held-for-sale of $1.2 billion at May 31, 2019 exceeded their aggregate principal balance of $1.1 billion by $40.2 million. The aggregate fair value of Financial Services residential loans held-for-sale of $1.2 billion at November 30, 2018 exceeded their aggregate principal balance of $1.1 billion by $37.3 million.

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
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights was included in Financial Services’ loans held-for-sale as of May 31, 2019 and November 30, 2018. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Financial Services forward contracts - Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts was included in the Financial Services segment's other liabilities as of May 31, 2019 and November 30, 2018.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2019, the segment had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through August 2019.
Financial Services mortgage servicing rights - Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of May 31, 2019, the key assumptions used in determining the fair value include a 16.3% mortgage prepayment rate, a 12.4% discount rate and a 7.7% delinquency rate. The fair value of mortgage servicing rights is included in the Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$13,007	16,586	2,887	289
Mortgage loan commitments	9,111	13,438	8,852	15,219
Forward contracts	(9,766)	(11,039)	(913)	(7,876)
Investments available-for-sale	176	126	176	126
Changes in fair value included in other comprehensive income (loss), net of tax:
Financial Services investments available-for-sale	561	(589)	769	(1,247)

Interest on Financial Services loans held-for-sale and RMF loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations and RMF's statement of operations, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended May 31,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$35,448	131,042	36,772	123,398
Purchases/loan originations	672	435,189	1,857	425,870
Sales/loan originations sold, including those not settled	—	(299,962)	—	(228,141)
Disposals/settlements	(1,378)	(9,920)	(3,326)	—
Changes in fair value (1)	(5,323)	3,022	(711)	2,618
Interest and principal paydowns	—	228	—	1,628
Ending balance	$29,419	259,599	34,592	325,373

	Six Months Ended May 31,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$37,206	61,691	31,163	234,403
Purchases/loan originations	2,259	705,311	4,145	663,835
Sales/loan originations sold, including those not settled	—	(500,549)	—	(575,853)
Disposals/settlements	(2,287)	(9,920)	(4,539)	—
Changes in fair value (1)	(7,759)	3,324	3,823	3,370
Interest and principal paydowns	—	(258)	—	(382)
Ending balance	$29,419	259,599	34,592	325,373

(1)	Changes in fair value for RMF loans held-for-sale and Financial Services mortgage servicing rights are included in RMF's and Financial Services' revenues, respectively.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Land and land under development (1)	Level 3	$—	—	—	13,858	3,122	(10,736)

		Six Months Ended May 31,
		2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Land and land under development (1)	Level 3	$6,954	3,001	(3,953)	66,787	46,687	(20,100)

(1)	Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of both May 31, 2019 and 2018, there were 1,320 active communities, excluding unconsolidated entities, respectively. As of May 31, 2019, the Company identified 52 communities with 2,213 homesites and a corresponding carrying value of $415.2 million as having potential indicators of impairment. For the six months ended May 31, 2019, the Company recorded no valuation adjustments related to these communities.
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
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the six months ended May 31, 2018:

	Six Months Ended
	May 31, 2018
Unobservable inputs	Range
Average selling price	$233,000	-	$572,000
Absorption rate per quarter (homes)	5	-	16
Discount rate	20%

(16)	Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements, during the six months ended May 31, 2019. Based on the Company's evaluation, during the six months ended May 31, 2019, the Company consolidated four entities that had a total combined assets and liabilities of $500.7 million and $585.0 million, respectively. During the six months ended May 31, 2019, there were no VIEs that were deconsolidated.
Consolidated VIEs
As of May 31, 2019, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.4 billion and $928.9 million, respectively. As of November 30, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $666.2 million and $242.5 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

The increase in VIEs' assets and non-recourse liabilities during the six months ended May 31, 2019 was primarily due to the consolidation of a previously unconsolidated entity, which resulted from a reconsideration event that required the reassessment of a homebuilding unconsolidated entity. The reconsideration event was the change of the entity’s conclusion with respect to future capital calls required to fund operations and debt repayments. Upon reconsideration, the Company determined that the homebuilding entity continued to meet the accounting definition of a VIE and the Company was deemed to be the primary beneficiary. The Company consolidated the previously unconsolidated entity’s net assets at estimated fair value. The determination of fair value of the homebuilding entity’s net assets requires the discounting of estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the homebuilding entity and related cash flow streams. The Company used a 15% discount rate in determining the fair value of the entity, which was subject to perceived risks associated with the entity’s cash flow streams. There was no non-controlling interest recorded in consolidation. As a result, the Company recorded a one-time loss of $48.9 million from the consolidation which was included in Homebuilding other income (expense), net on the condensed consolidated statements of operations. At May 31, 2019, the consolidated homebuilding entity had total assets and liabilities of $240.5 million and $356.4 million, respectively.
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
Unconsolidated VIEs
At May 31, 2019 and November 30, 2018, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	May 31, 2019		November 30, 2018
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$103,818	104,117	123,064	184,945
Multifamily (2)	495,513	810,723	463,534	710,754
Financial Services (3)	167,014	167,014	136,982	136,982
Lennar Other (4)	65,374	65,374	63,919	63,919
	$831,719	1,147,228	787,499	1,096,600

(1)
As of May 31, 2019, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited primarily to its investments in the unconsolidated VIEs. As of November 30, 2018, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of one unconsolidated entity's debt of $54.8 million.

(2)
As of May 31, 2019 and November 30, 2018, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $309.2 million and $237.0 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects and $1.2 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

(3)
At both May 31, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Financial Services segment was limited to its investments in the unconsolidated VIEs, which included $167.0 million and $137.0 million, respectively, related to the Financial Services' CMBS investments held-to-maturity.

(4)
At both May 31, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs, which included $60.4 million and $60.0 million, respectively, related to the Lennar Other segment's CMBS investments held-to-maturity.

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
As of May 31, 2019, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $309.2 million remaining equity commitment to fund LMV I and LMV II for future expenditures related to the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

construction and development of the projects and $1.2 million of letters of credit outstanding for certain Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the six months ended May 31, 2019, consolidated inventory not owned increased by $185.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2019. The increase was primarily related to the consolidation of option contracts, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $326.8 million and $209.5 million at May 31, 2019 and November 30, 2018, respectively. Additionally, the Company had posted $69.1 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2019 and November 30, 2018, respectively.

(17)	Commitments and Contingent Liabilities
The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

(18)	New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's condensed consolidated financial statements. Subsequent to the issuance of ASU 2016-02, the FASB issued ASUs 2018-01, Land Easement Practical Expedient for Transition to Topic 842, 2018-10, Codification Improvements to Topic 842, Leases, 2018-11, Leases (Topic 842): Targeted Improvements, 2018-20, Narrow-Scope Improvements for Lessors, and 2019-01, Leases (Topic 842) Codification Improvements. These ASUs do not change the core principle of the guidance in ASU 2016-02. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-02.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments —Credit Losses and ASU 2019-05, Financial Instruments —Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.
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
The indentures governing the Company’s 4.500% senior notes due 2019, 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2019 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 of the Notes to the Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2019 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Balance Sheet
May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$405,826	549,492	160,642	—	1,115,960
Inventories	—	18,233,687	540,801	—	18,774,488
Investments in unconsolidated entities	—	979,605	4,078	—	983,683
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	350,057	699,458	190,544	(37,094)	1,202,965
Investments in subsidiaries	10,455,362	120,157	—	(10,575,519)	—
Intercompany	13,167,409	—	—	(13,167,409)	—
	24,378,654	24,024,758	896,065	(23,780,022)	25,519,455
Financial Services	—	237,468	2,231,461	(666)	2,468,263
Multifamily	—	—	1,046,196	—	1,046,196
Lennar Other	—	119,083	430,067	—	549,150
Total assets	$24,378,654	24,381,309	4,603,789	(23,780,688)	29,583,064
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$716,066	1,882,106	312,528	(37,760)	2,872,940
Liabilities related to consolidated inventory not owned	—	346,287	—	—	346,287
Senior notes and other debts payable	8,503,284	470,107	417,550	—	9,390,941
Intercompany	—	11,290,326	1,877,083	(13,167,409)	—
	9,219,350	13,988,826	2,607,161	(13,205,169)	12,610,168
Financial Services	—	31,982	1,449,024	—	1,481,006
Multifamily	—	—	215,316	—	215,316
Lennar Other	—	—	30,039	—	30,039
Total liabilities	9,219,350	14,020,808	4,301,540	(13,205,169)	14,336,529
Stockholders’ equity	15,159,304	10,360,501	215,018	(10,575,519)	15,159,304
Noncontrolling interests	—	—	87,231	—	87,231
Total equity	15,159,304	10,360,501	302,249	(10,575,519)	15,246,535
Total liabilities and equity	$24,378,654	24,381,309	4,603,789	(23,780,688)	29,583,064

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,175,289	20,310	—	5,195,599
Financial Services	—	36,353	172,729	(4,866)	204,216
Multifamily	—	—	147,412	—	147,412
Lennar Other	—	—	15,663	—	15,663
Total revenues	—	5,211,642	356,114	(4,866)	5,562,890
Cost and expenses:
Homebuilding	—	4,561,235	19,594	6,430	4,587,259
Financial Services	—	20,829	139,510	(12,340)	147,999
Multifamily	—	—	148,716	—	148,716
Lennar Other	—	—	3,194	—	3,194
Corporate general and administrative	74,321	527	—	1,265	76,113
Total costs and expenses	74,321	4,582,591	311,014	(4,645)	4,963,281
Homebuilding equity in earnings from unconsolidated entities	—	19,537	77	—	19,614
Homebuilding other income (expenses), net	(222)	(48,550)	2,386	221	(46,165)
Multifamily equity in loss from unconsolidated entities and other gain	—	—	(3,018)	—	(3,018)
Lennar Other equity in loss from unconsolidated entities	—	(4,239)	(739)	—	(4,978)
Lennar Other expense, net	—	—	(5,663)	—	(5,663)
Earnings (loss) before income taxes	(74,543)	595,799	38,143	—	559,399
Benefit (provision) for income taxes	18,653	(148,736)	(10,447)	—	(140,530)
Equity in earnings from subsidiaries	477,362	28,703	—	(506,065)	—
Net earnings (including net loss attributable to noncontrolling interests)	421,472	475,766	27,696	(506,065)	418,869
Less: Net loss attributable to noncontrolling interests	—	—	(2,603)	—	(2,603)
Net earnings attributable to Lennar	$421,472	475,766	30,299	(506,065)	421,472
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	561	—	561
Reclassification adjustments for gains included in earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	$—	—	385	—	385
Total comprehensive income attributable to Lennar	$421,472	475,766	30,684	(506,065)	421,857
Total comprehensive loss attributable to noncontrolling interests	$—	—	(2,603)	—	(2,603)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,022,769	41,228	—	5,063,997
Financial Services	—	100,257	154,473	(5,020)	249,710
Multifamily	—	—	117,693	—	117,693
Lennar Other	—	—	27,661	—	27,661
Total revenues	—	5,123,026	341,055	(5,020)	5,459,061
Cost and expenses:
Homebuilding	—	4,597,434	39,352	(723)	4,636,063
Financial Services	—	89,752	110,427	(6,244)	193,935
Multifamily	—	—	117,186	—	117,186
Lennar Other	—	—	25,127	(3,369)	21,758
Acquisition and integration costs related to CalAtlantic	—	23,875	—	—	23,875
Corporate general and administrative	82,962	605	—	1,348	84,915
Total costs and expenses	82,962	4,711,666	292,092	(8,988)	5,077,732
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(12,789)	119	—	(12,670)
Homebuilding other income, net	3,978	6,889	2,980	(3,968)	9,879
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	14,281	—	14,281
Lennar Other equity in earnings from unconsolidated entities	—	444	4,116	—	4,560
Lennar Other expense, net	—	(55)	(6,514)	—	(6,569)
Earnings (loss) before income taxes	(78,984)	405,849	63,945	—	390,810
Benefit (provision) for income taxes	13,957	(74,781)	(15,137)	—	(75,961)
Equity in earnings from subsidiaries	375,284	28,718	—	(404,002)	—
Net earnings (including net earnings attributable to noncontrolling interests)	310,257	359,786	48,808	(404,002)	314,849
Less: Net earnings attributable to noncontrolling interests	—	—	4,592	—	4,592
Net earnings attributable to Lennar	$310,257	359,786	44,216	(404,002)	310,257
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(589)	—	(589)
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(126)	—	(126)
Total other comprehensive loss, net of tax	$—	—	(715)	—	(715)
Total comprehensive income attributable to Lennar	$310,257	359,786	43,501	(404,002)	309,542
Total comprehensive income attributable to noncontrolling interests	$—	—	4,592	—	4,592

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	8,789,330	29,990	—	8,819,320
Financial Services	—	85,270	271,978	(9,721)	347,527
Multifamily	—	—	244,806	—	244,806
Lennar Other	—	—	19,319	—	19,319
Total revenues	—	8,874,600	566,093	(9,721)	9,430,972
Cost and expenses:
Homebuilding	—	7,787,164	31,901	7,029	7,826,094
Financial Services	—	59,207	231,778	(18,647)	272,338
Multifamily	—	—	249,894	—	249,894
Lennar Other	—	—	4,816	—	4,816
Corporate general and administrative	151,850	1,076	—	2,530	155,456
Total costs and expenses	151,850	7,847,447	518,389	(9,088)	8,508,598
Homebuilding equity in earnings from unconsolidated entities	—	5,586	272	—	5,858
Homebuilding other income (expenses), net	(630)	(50,946)	3,243	633	(47,700)
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	7,563	—	7,563
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(7,585)	10,937	—	3,352
Lennar Other expenses, net	—	—	(12,924)	—	(12,924)
Earnings (loss) before income taxes	(152,480)	974,208	56,795	—	878,523
Benefit (provision) for income taxes	38,090	(242,575)	(15,745)	—	(220,230)
Equity in earnings from subsidiaries	775,772	33,476	—	(809,248)	—
Net earnings (including net earnings attributable to noncontrolling interests)	661,382	765,109	41,050	(809,248)	658,293
Less: Net loss attributable to noncontrolling interests	—	—	(3,089)	—	(3,089)
Net earnings attributable to Lennar	$661,382	765,109	44,139	(809,248)	661,382
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	769	—	769
Reclassification adjustments for gains included in earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	$—	—	593	—	593
Total comprehensive income attributable to Lennar	$661,382	765,109	44,732	(809,248)	661,975
Total comprehensive income attributable to noncontrolling interests	$—	—	(3,089)	—	(3,089)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	7,675,963	50,127	—	7,726,090
Financial Services	—	173,269	282,522	(9,994)	445,797
Multifamily	—	—	210,949	—	210,949
Lennar Other	—	—	57,016	—	57,016
Total revenues	—	7,849,232	600,614	(9,994)	8,439,852
Cost and expenses:
Homebuilding	—	6,991,238	51,615	(2,757)	7,040,096
Financial Services	—	164,228	212,324	(12,393)	364,159
Multifamily	—	—	214,385	—	214,385
Lennar Other	—	—	51,735	(3,369)	48,366
Acquisition and integration costs related to CalAtlantic	—	128,070	—	—	128,070
Corporate general and administrative	148,885	1,209	—	2,631	152,725
Total costs and expenses	148,885	7,284,745	530,059	(15,888)	7,947,801
Homebuilding equity in loss from unconsolidated entities	—	(26,761)	(37)	—	(26,798)
Homebuilding other income, net	5,913	175,252	4,603	(5,894)	179,874
Multifamily equity in earnings from unconsolidated entities	—	—	17,023	—	17,023
Lennar Other equity in earnings from unconsolidated entities	—	285	13,230	—	13,515
Lennar Other expense, net	—	(122)	(15,305)	—	(15,427)
Earnings (loss) before income taxes	(142,972)	713,141	90,069	—	660,238
Benefit (provision) for income taxes	45,522	(225,224)	(28,870)	—	(208,572)
Equity in earnings from subsidiaries	543,922	38,918	—	(582,840)	—
Net earnings (including net earnings attributable to noncontrolling interests)	446,472	526,835	61,199	(582,840)	451,666
Less: Net earnings attributable to noncontrolling interests	—	—	5,194	—	5,194
Net earnings attributable to Lennar	$446,472	526,835	56,005	(582,840)	446,472
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,247)	—	(1,247)
Reclassification adjustments for gains included in earnings, net of tax	—	—	(126)	—	(126)
Total other comprehensive loss, net of tax	$—	—	(1,373)	—	(1,373)
Total comprehensive income attributable to Lennar	$446,472	526,835	54,632	(582,840)	445,099
Total comprehensive income attributable to noncontrolling interests	$—	—	5,194	—	5,194

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$661,382	765,109	41,050	(809,248)	658,293
Distributions of earnings from guarantor and non-guarantor subsidiaries	775,772	33,476	—	(809,248)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(819,869)	(1,222,713)	145,151	809,248	(1,088,183)
Net cash provided by (used in) operating activities	617,285	(424,128)	186,201	(809,248)	(429,890)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(99,052)	11,716	—	(87,336)
Proceeds from sales of real estate owned	—	—	4,210	—	4,210
Proceeds from sale of investment in unconsolidated entity	—	—	17,790	—	17,790
Proceeds from sales of Financial Services' businesses	—	21,317	3,129	—	24,446
Other	(170)	(30,185)	(20,341)	—	(50,696)
Intercompany	(1,263,527)	—	—	1,263,527	—
Net cash provided by (used in) investing activities	(1,263,697)	(107,920)	16,504	1,263,527	(91,586)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	550,000	—	—	—	550,000
Net borrowings (repayments) under warehouse facilities	—	170	(365,354)	—	(365,184)
Net borrowings (repayments) on convertible senior notes, other borrowings, other liabilities, and other notes payable	—	(101,052)	3,657	—	(97,395)
Net repayments related to noncontrolling interests	—	—	(14,380)	—	(14,380)
Common stock:
Issuances	634	—	—	—	634
Repurchases	(101,229)	—	—	—	(101,229)
Dividends	(25,877)	(765,109)	(44,139)	809,248	(25,877)
Intercompany	—	1,057,135	206,392	(1,263,527)	—
Net cash provided by (used in) financing activities	423,528	191,144	(213,824)	(454,279)	(53,431)
Net decrease in cash and cash equivalents and restricted cash	(222,884)	(340,904)	(11,119)	—	(574,907)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,603	249,681	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$401,810	380,699	238,562	—	1,021,071

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$446,472	526,835	61,199	(582,840)	451,666
Distributions of earnings from guarantor and non-guarantor subsidiaries	543,922	38,918	—	(582,840)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(712,549)	(107,511)	(194,932)	582,840	(432,152)
Net cash provided by (used in) operating activities	277,845	458,242	(133,733)	(582,840)	19,514
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	24,013	(14,043)	—	9,970
Proceeds from sales of real estate owned	—	—	21,658	—	21,658
Proceeds from sale of investment in unconsolidated entity	—	175,179	—	—	175,179
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash and restricted cash acquired	(1,140,367)	23,035	39,368	—	(1,077,964)
Other	(21,568)	(5,933)	(21,588)	—	(49,089)
Distributions of capital from guarantor and non-guarantor subsidiaries	65,000	20,000	—	(85,000)	—
Intercompany	(1,034,631)	—	—	1,034,631	—
Net cash provided by (used in) investing activities	(2,131,566)	236,294	(5,673)	949,631	(951,314)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	950,000	(454,700)	—	—	495,300
Net borrowings (repayments) under warehouse facilities	—	(54)	7,764	—	7,710
Debt issuance costs	(9,109)	—	(2,992)	—	(12,101)
Net payments on other borrowings, other liabilities, Lennar Other senior notes and other notes payable	—	(52,999)	(295,046)	—	(348,045)
Redemption of senior notes	(484,332)	(90,668)	—	—	(575,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments related to noncontrolling interests	—	—	(26,530)	—	(26,530)
Common stock:
Issuances	3,184	—	—	—	3,184
Repurchases	(28,526)	—	—	—	(28,526)
Dividends	(22,780)	(591,835)	(76,005)	667,840	(22,780)
Intercompany	—	624,070	410,561	(1,034,631)	—
Net cash provided by (used in) financing activities	408,437	(625,331)	17,752	(366,791)	(565,933)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,445,284)	69,205	(121,654)	—	(1,497,733)
Cash and cash equivalents and restricted cash at beginning of period	1,938,555	366,946	388,583	—	2,694,084
Cash and cash equivalents and restricted cash at end of period	$493,271	436,151	266,929	—	1,196,351

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein may include opinions or beliefs regarding market conditions and similar matters. In many instances, those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigation or analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views or views that are necessarily shared by all who are involved in those industries or markets. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; reduced availability of mortgage financing or increased interest rates; our inability to realize all of the anticipated synergy benefits from the CalAtlantic Group, Inc. ("CalAtlantic") acquisition or to realize them in the anticipated timeline; our inability to successfully execute our strategies; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or multifamily rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt and opportunistically repurchase our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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
Outlook
During the second quarter, the homebuying market solidified and was supported by favorable underlying fundamentals. We saw traffic and sales continue to strengthen as the combination of lower interest rates together with slower price appreciation and, in some instances, slightly lower prices, has positively impacted affordability. That, together with low unemployment, wage growth, consumer confidence and economic growth drove the consumer to return to a more affordable housing market. While the current market conditions would not be considered robust, they would be considered solid. We believe that the housing market is generally running in a performance channel that is bounded on the downside by the production deficit that has persisted for the past decade and has kept housing supply constrained, while it is moderated on the upside by rising land and labor costs as well as affordability limits. Within this channel the market is generally continuing to improve, and we believe, will continue to improve for the foreseeable future.
Our increased use of sales incentives during the market pause in 2018 helped us with our strategy of using pricing to maintain volume and we believe to keep our homebuilding business on track to deliver over 50,000 homes in fiscal 2019. We expect that our average sales price will continue to move lower going forward as many new entry-level communities come online, but that the lower average sales price will be offset by the drop in lumber prices, cost synergies and our production-first operating platform.

Overall, we expect to see our margins improve steadily throughout the remainder of the year as incentives continue to subside as well as a combination of additional lumber savings and direct cost synergies. Accordingly, we expect to generate strong cash flow for the remainder of 2019 and expect to continue to use excess cash flow to both pay down debt, while opportunistically repurchasing stock.
We continue to invest capital in technology initiatives that are redefining the future of both our company and our industry. We believe that our technology initiatives represent a significant opportunity and upside for the company as we create efficiencies in internal operations, improve our SG&A leverage and reduce our cost structure. In the second quarter, our SG&A expenses as a percentage of homes sale revenues continued its downward trend with our lowest second quarter level ever at 8.4%. We continue to be laser-focused on progress on our technology adoptions and change management, and this is being reflected in bottom line improvements and through enhancement to our customer experience and our customer interface.
We remain encouraged by both our position and market conditions for the remainder of the year. With a solid balance sheet, leading market positions and continued execution of our core operating strategies, we believe that we are well positioned to produce strong results throughout the remainder of 2019.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $421.5 million, or $1.30 per diluted share ($1.31 per basic share), in the second quarter of 2019, compared to net earnings attributable to Lennar of $310.3 million, or $0.94 per diluted share ($0.95 per basic share), in the second quarter of 2018. Our net earnings attributable to Lennar were $661.4 million, or $2.03 per diluted share ($2.05 per basic share), in the six months ended May 31, 2019, compared to net earnings attributable to Lennar of $446.5 million, or $1.52 per diluted share ($1.53 per basic share), in the six months ended May 31, 2018.

Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Homebuilding revenues:
Sales of homes	$5,176,116	4,986,010	8,784,245	7,635,150
Sales of land	16,455	77,987	30,238	90,940
Other homebuilding revenues	3,028	—	4,837	—
Total Homebuilding revenues	5,195,599	5,063,997	8,819,320	7,726,090
Homebuilding costs and expenses:
Costs of homes sold	4,137,529	4,145,968	7,019,579	6,278,480
Costs of land sold	14,008	57,647	27,534	72,015
Selling, general and administrative	435,722	432,448	778,981	689,601
Total Homebuilding costs and expenses	4,587,259	4,636,063	7,826,094	7,040,096
Homebuilding operating margins	608,340	427,934	993,226	685,994
Homebuilding equity in earnings (loss) from unconsolidated entities	19,614	(12,670)	5,858	(26,798)
Homebuilding other income (expense), net	(46,165)	9,879	(47,700)	179,874
Homebuilding operating earnings	581,789	425,143	951,384	839,070
Financial Services revenues	204,216	249,709	347,527	445,796
Financial Services costs and expenses	147,999	193,935	272,338	364,160
Financial Services operating earnings	56,217	55,774	75,189	81,636
Multifamily revenues	147,412	117,693	244,806	210,949
Multifamily costs and expenses	148,716	117,186	249,894	214,385
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(3,018)	14,281	7,563	17,023
Multifamily operating earnings (loss)	(4,322)	14,788	2,475	13,587
Lennar Other revenues	15,663	27,662	19,319	57,017
Lennar Other costs and expenses	3,194	21,758	4,816	48,365
Lennar Other equity in earnings (loss) from unconsolidated entities	(4,978)	4,560	3,352	13,515
Lennar Other expense, net	(5,663)	(6,569)	(12,924)	(15,427)
Lennar Other operating earnings	1,828	3,895	4,931	6,740
Total operating earnings	635,512	499,600	1,033,979	941,033
Acquisition and integration costs related to CalAtlantic	—	(23,875)	—	(128,070)
Corporate general and administrative expenses	(76,113)	(84,915)	(155,456)	(152,725)
Earnings before income taxes	$559,399	390,810	878,523	660,238
Effects of CalAtlantic Acquisition
In fiscal year 2018, we exceeded our initial $100 million synergy savings expectations from the CalAtlantic acquisition by $70 million and we believe we are on track to meet our $380 million synergies target for 2019. These steps included elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.
Homebuilding revenue and net earnings attributable to Lennar for the three and six months ended May 31, 2018 included $2.1 billion and $2.5 billion, respectively, of home sales revenues, and earnings (loss) before income taxes included $56.5 million and ($52.0) million, respectively, of a pre-tax earnings (loss) from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $23.9 million and $128.1 million, respectively. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three and six months ended May 31, 2018.
Three Months Ended May 31, 2019 versus Three Months Ended May 31, 2018
Revenues from home sales increased 4% in the second quarter of 2019 to $5.2 billion from $5.0 billion in the second quarter of 2018. Revenues were higher primarily due to a 5% increase in the number of home deliveries, excluding unconsolidated entities, partially offset by a 1% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 12,706 homes in the second quarter of 2019 from 12,078 homes in the second quarter of 2018, primarily as a result of an increase in home deliveries in the East and Texas segments. The average sales price of homes delivered was $407,000 in the second quarter of 2019, compared to $413,000 in the second quarter of 2018. The decrease in average sales price primarily resulted from product mix as a larger percentage of deliveries came from the East and Texas segments as well as the Texas segment continuing to shift to lower-priced communities. Sales incentives offered to homebuyers were $26,600 per home delivered in the second quarter of 2019, or 6.1% as a percentage of home sales revenue, compared to $23,000 per home delivered in the second quarter of 2018, or 5.3% as a percentage of home sales revenue, and $25,300 per home delivered in the first quarter of 2019, or 5.8% as a percentage of home sales revenue.
Gross margins on home sales were $1.0 billion, or 20.1%, in the second quarter of 2019, compared to $840.0 million, or 16.8% (21.6% excluding purchase accounting), in the second quarter of 2018. The gross margin percentage on home sales increased primarily because the second quarter of 2018 included $236.8 million or 480 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that quarter. This was partially offset by higher construction costs and increased sales incentives.
Selling, general and administrative expenses were $435.7 million in the second quarter of 2019, compared to $432.4 million in the second quarter of 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.4% in the second quarter of 2019, from 8.7% in the second quarter of 2018, due to improved operating leverage primarily as a result of an increase in home deliveries.
Other homebuilding revenue, gross margin on land sales, homebuilding equity in earnings (loss) from unconsolidated entities and homebuilding other income (expense), net, totaled a loss of $21.1 million in the second quarter of 2019, compared to earnings of $17.5 million in the second quarter of 2018. Homebuilding equity in earnings (loss) from unconsolidated entities was $19.6 million in the second quarter of 2019, compared to ($12.7) million in the second quarter of 2018. In the second quarter of 2019, Homebuilding equity in earnings from unconsolidated entities was primarily attributable to our share of net operating income from one of our homebuilding unconsolidated entities. In the second quarter of 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets in one homebuilding unconsolidated entity and our share of net operating losses from our homebuilding unconsolidated entities.
Homebuilding other income (expense), net, was ($46.2) million in the second quarter of 2019, compared to $9.9 million in the second quarter of 2018. Homebuilding other expense, net in the second quarter of 2019 was primarily due to a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. In the second quarter of 2019, a reconsideration event occurred which required the reassessment of a homebuilding unconsolidated entity. The reconsideration event was the change of the entity’s conclusion with respect to future capital calls required to fund operations and debt repayments. Upon reconsideration, we determined that the homebuilding entity continued to meet the accounting definition of a variable interest entity ("VIE") and we were deemed to be the primary beneficiary. We consolidated the previously unconsolidated entity’s net assets at estimated fair value. The determination of fair value of the homebuilding entity’s net assets requires the discounting of estimated cash flows at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the homebuilding entity and related cash flow streams. We used a 15% discount rate in determining the fair value of the entity, which was subject to perceived risks associated with the entity’s cash flow streams. There was no non-controlling interest recorded in consolidation. At May 31, 2019, the consolidated homebuilding entity had total assets and liabilities of $240.5 million and $356.4 million, respectively.
Homebuilding interest expense was $99.7 million in the second quarter of 2019 ($96.2 million was included in costs of homes sold, $0.7 million in costs of land sold and $2.9 million in homebuilding other expense, net), compared to $75.8 million in the second quarter of 2018 ($71.9 million was included in costs of homes sold, $0.9 million in costs of land sold and $3.0 million in homebuilding other income (expense), net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries. Prior year's interest expense was favorably impacted by purchase accounting related to the CalAtlantic acquisition.
Operating earnings for the Financial Services segment were $62.5 million in the second quarter of 2019 (which included $56.2 million of operating earnings and an add back of $6.3 million of net loss attributable to noncontrolling interests). Operating earnings in the second quarter of 2018 were $55.8 million. Operating earnings increased primarily due to improvement in the mortgage business as reductions in general and administrative expenses more than offset the decrease in retail origination volume, as a result of the sale of substantially all of the segment's retail mortgage business in the first quarter of 2019. In addition, there was an increase in operating earnings in the segment's Rialto Mortgage Finance ("RMF") business as a result of higher securitization dollar volume in the second quarter of 2019, compared to the second quarter of 2018. This was offset by a decrease in the operating earnings of the segment's title business due to a decrease in retail closed orders as a result of the sale of a majority of the retail agency business and title insurance underwriter in the first quarter of 2019. This decrease in retail volume was partially offset by an increase in captive business volume and a decrease in general and administrative expenses.
Operating loss for the Multifamily segment was $3.9 million in the second quarter of 2019 (which included $4.3 million of operating loss and $0.4 million of net loss attributable to noncontrolling interests), primarily due to general and administrative expenses and equity in loss as there were no sales of operating properties, partially offset by management fee income and $3.7 million of promote revenue related to two properties in Lennar Multifamily Venture I (“LMV I”). In the second quarter of 2018, the Multifamily segment had operating earnings of $14.8 million primarily due to the segment's $17.4 million share of gains as a result of the sale of two operating properties by two of Multifamily's unconsolidated entities and $5.2 million of promote revenue related to two properties in LMV I, partially offset by general and administrative expenses.
Operating earnings for the Lennar Other segment were $2.2 million in the second quarter of 2019 (which included $1.8 million of operating earnings and an add back of $0.4 million of net loss attributable to noncontrolling interests), compared to $4.0 million in the second quarter of 2018 (which included $3.9 million of operating earnings and an add back of $0.1 million of net loss attributable to noncontrolling interests).
Corporate general and administrative expenses were $76.1 million, or 1.4% as a percentage of total revenues, in the second quarter of 2019, compared to $84.9 million, or 1.6% as a percentage of total revenues, in the second quarter of 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in home deliveries.
In the second quarter of 2019 and 2018, we had tax provisions of $140.5 million and $76.0 million, respectively. Our overall effective income tax rates were 25.0% and 19.7% in the second quarter of 2019 and 2018, respectively. The effective tax rate for the three months ended May 31, 2019 included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the three months ended May 31, 2018, the effective tax rate included tax benefits for the domestic production activities deduction and energy tax credits, offset primarily by state income tax expenses.
Six Months Ended May 31, 2019 versus Six Months Ended May 31, 2018
On February 12, 2018, Lennar Corporation completed its acquisition of CalAtlantic. Prior year information includes CalAtlantic only after the acquisition date.
Revenues from home sales increased 15% in the six months ended May 31, 2019 to $8.8 billion from $7.6 billion in the six months ended May 31, 2018. Revenues were higher primarily due to a 14% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 21,508 homes in the six months ended May 31, 2019 from 18,812 homes in the six months ended May 31, 2018, primarily as a result of the increase in volume resulting from the CalAtlantic acquisition. The average sales price of homes delivered was $408,000 in the six months ended May 31, 2019, compared to $406,000 in the six months ended May 31, 2018. The increase in average sales price primarily resulted from the CalAtlantic acquisition, partially offset by the Texas segment continuing to shift to lower-priced communities. Sales incentives offered to homebuyers were $26,100 per home delivered in the six months ended May 31, 2019, or 6.0% as a percentage of home sales revenue, compared to $22,800 per home delivered in the six months ended May 31, 2018, or 5.3% as a percentage of home sales revenue.
Gross margins on home sales were $1.8 billion, or 20.1%, in the six months ended May 31, 2019, compared to $1.4 billion, or 17.8% (21.6% excluding purchase accounting), in the six months ended May 31, 2018. The gross margin percentage on home sales increased primarily because the six months ended May 31, 2018 included $291.9 million or 380 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that period. This was partially offset by higher construction costs and increased sales incentives.
Selling, general and administrative expenses were $779.0 million in the six months ended May 31, 2019, compared to $689.6 million in the six months ended May 31, 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved slightly to 8.9% in the six months ended May 31, 2019, from 9.0% in the six months ended May 31, 2018, due to improved operating leverage as a result of an increase in home deliveries.
Other homebuilding revenue, gross margin on land sales, homebuilding equity in earnings (loss) from unconsolidated entities and homebuilding other income (expense), net, totaled a loss of $34.3 million in the six months ended May 31, 2019, compared to earnings of $172.0 million in the six months ended May 31, 2018. Homebuilding equity in earnings (loss) from unconsolidated entities was $5.9 million in the six months ended May 31, 2019, compared to ($26.8) million in the six months ended May 31, 2018. In the six months ended May 31, 2019, Homebuilding equity in earnings from unconsolidated entities was primarily attributable to our share of net operating income from one of our homebuilding unconsolidated entities. In the six months ended May 31, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a homebuilding unconsolidated entity and our share of net operating losses from our homebuilding unconsolidated entities. Homebuilding other income (expense), net, was ($47.7) million in the six months ended May 31, 2019, compared to $179.9 million in the six months ended May 31, 2018. Homebuilding other expense, net in the six months ended May 31, 2019 was primarily due to a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. In the six months ended May 31, 2018, Homebuilding other income, net, was primarily related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.
Homebuilding interest expense was $164.3 million in the six months ended May 31, 2019 ($157.5 million was included in costs of homes sold, $1.0 million in costs of land sold and $5.9 million in other income (expense), net), compared to $127.1 million in the six months ended May 31, 2018 ($120.2 million was included in costs of homes sold, $1.4 million in costs of land sold and $5.4 million in other income (expense), net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries. Prior year's interest expense was favorably impacted by purchase accounting related to the CalAtlantic acquisition.
Operating earnings for the Financial Services segment were $84.2 million in the six months ended May 31, 2019 (which included $75.2 million of operating earnings and an add back of $9.1 million of net loss attributable to noncontrolling interests), compared to $81.6 million in the six months ended May 31, 2018. Operating earnings increased primarily due to improvement in the mortgage business as reductions in general and administrative expenses more than offset the decrease in retail origination volume, as a result of the sale of substantially all of our retail mortgage business in the first quarter 2019. This was offset by a decrease in the operating earnings of our title business due to a decrease in retail closed orders as a result of the sale of a majority of the retail agency business and title insurance underwriter in the first quarter of 2019. This decrease in retail volume was partially offset by an increase in captive business volume and a decrease in general and administrative expenses.
Operating earnings for the Multifamily segment were $2.9 million in the six months ended May 31, 2019 (which included $2.5 million of operating earnings and an add back of $0.4 million of net loss attributable to noncontrolling interests), primarily due to the segment's $3.6 million share of a gain as a result of the sale of one operating property by Multifamily's unconsolidated entities, $11.9 million gain on the sale of an investment in an operating property and $5.6 million of promote revenue related to three properties in LMV I, partially offset by general and administrative expenses. In the six months ended May 31, 2018, the Multifamily segment had operating earnings of $13.6 million primarily due to the segment's $21.5 million share of gains as a result of the sale of three operating properties by Multifamily's unconsolidated entities and $5.2 million of promote revenue related to two properties in LMV I, partially offset by general and administrative expenses.
Operating earnings for the Lennar Other segment were $5.2 million in the six months ended May 31, 2019 (which included $4.9 million of operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests), compared to $8.1 million in the six months ended May 31, 2018 (which included $6.7 million of operating earnings and an add back of $1.3 million of net loss attributable to noncontrolling interests).
Corporate general and administrative expenses were $155.5 million, or 1.6% as a percentage of total revenues, in the six months ended May 31, 2019, compared to $152.7 million, or 1.8% as a percentage of total revenues, in the six months ended May 31, 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in revenues.
In the six months ended May 31, 2019 and 2018, we had tax provisions of $220.2 million and $208.6 million, respectively. Our overall effective income tax rates were 25.0% and 31.8% in the six months ended May 31, 2019 and 2018, respectively. The effective tax rate for the six months ended May 31, 2019 included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the six months ended May 31, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, offset primarily by tax benefits for the domestic production activities deduction, and energy tax credits. Excluding the impact of the write down of the deferred tax assets, the effective tax rate for the six months ended May 31, 2018 was 21.4%.

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
At May 31, 2019, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Homebuilding revenues:
East:
Sales of homes	$1,732,216	1,546,977	2,954,860	2,456,562
Sales of land	4,016	19,766	7,576	23,144
Other revenues	1,110	—	1,719	—
Total East	1,737,342	1,566,743	2,964,155	2,479,706
Central:
Sales of homes	609,195	613,604	1,042,320	866,929
Sales of land	4,478	22,919	6,256	24,163
Other revenues	112	—	276	—
Total Central	613,785	636,523	1,048,852	891,092
Texas:
Sales of homes	687,011	684,091	1,099,440	1,032,178
Sales of land	6,000	16,676	12,034	24,687
Other revenues	201	—	255	—
Total Texas	693,212	700,767	1,111,729	1,056,865
West:
Sales of homes	2,140,637	2,125,987	3,678,141	3,253,623
Sales of land	1,961	18,626	4,372	18,946
Other revenues	425	—	1,407	—
Total West	2,143,023	2,144,613	3,683,920	3,272,569
Other:
Sales of homes	7,057	15,351	9,484	25,858
Other revenues	1,180	—	1,180	—
Total Other	8,237	15,351	10,664	25,858
Total homebuilding revenues	$5,195,599	5,063,997	8,819,320	7,726,090

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2019	2018	2019	2018
Homebuilding operating earnings (loss):
East:
Sales of homes	$208,535	133,051	342,821	234,792
Sales of land	1,633	15,940	4,005	16,702
Other homebuilding revenues	1,110	—	1,719	—
Equity in loss from unconsolidated entities	(135)	(202)	(234)	(314)
Other income (expense), net	(679)	5,104	(2,464)	4,042
Total East	210,464	153,893	345,847	255,222
Central:
Sales of homes	54,684	23,421	84,749	34,255
Sales of land	171	1,282	574	(886)
Other homebuilding revenues	112	—	276	—
Equity in earnings from unconsolidated entities	69	84	138	458
Other income, net	308	351	533	347
Total Central	55,344	25,138	86,270	34,174
Texas:
Sales of homes	75,055	34,489	107,044	47,744
Sales of land	811	2,938	2,275	4,952
Other homebuilding revenues	201	—	255	—
Equity in earnings from unconsolidated entities	278	220	158	284
Other income (expense), net	(971)	5	(2,080)	(1,315)
Total Texas	75,374	37,652	107,652	51,665
West:
Sales of homes	270,321	221,173	464,217	359,262
Sales of land (1)	(168)	180	(4,149)	216
Other homebuilding revenues	425	—	1,407	—
Equity in loss from unconsolidated entities	(186)	(332)	(497)	(723)
Other income, net	2,512	3,574	2,587	5,269
Total West	272,904	224,595	463,565	364,024
Other:
Sales of homes (2)	(5,730)	(4,540)	(13,146)	(8,984)
Sales of land	—	—	(1)	(2,059)
Other homebuilding revenues	1,180	—	1,180	—
Equity in earnings (loss) from unconsolidated entities (3)	19,588	(12,440)	6,293	(26,503)
Other income (expense), net (4)	(47,335)	845	(46,276)	171,531
Total Other	(32,297)	(16,135)	(51,950)	133,985
Total homebuilding operating earnings	$581,789	425,143	951,384	839,070

(1)	For the six months ended May 31, 2019, sales of land included an impairment of $4.0 million related to contracts to sell land.

(2)
Operating earnings related to sales of homes in Homebuilding Other is negative because there were not sufficient home sales to offset period costs in our urban divisions and selling, general and administrative expenses.

(3)
For both the three and six months ended May 31, 2019, Homebuilding Other equity in earnings from unconsolidated entities was primarily attributable to our share of net operating income from one of our Homebuilding unconsolidated entities, which was primarily due to a gain on settlement of contingent consideration.

(4)
For both the three and six months ended May 31, 2019, other expense, net of Homebuilding Other was primarily due to a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. For the six months ended May 31, 2018, other expense, net of Homebuilding Other included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	5,061	4,553	$1,735,165	1,546,978	$343,000	340,000
Central	1,568	1,589	609,195	613,603	389,000	386,000
Texas	2,149	1,974	687,011	684,091	320,000	347,000
West	3,934	3,953	2,140,638	2,125,986	544,000	538,000
Other	17	26	17,273	26,324	1,016,000	1,012,000
Total	12,729	12,095	$5,189,282	4,996,982	$408,000	413,000
Of the total homes delivered listed above, 23 homes with a dollar value of $13.2 million and an average sales price of $572,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2019, compared to 17 home deliveries with a dollar value of $11.0 million and an average sales price of $645,000 for the three months ended May 31, 2018.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	8,673	7,310	$2,961,600	2,456,563	$341,000	336,000
Central	2,692	2,243	1,042,320	866,928	387,000	387,000
Texas	3,400	3,064	1,099,440	1,032,178	323,000	337,000
West	6,759	6,178	3,678,141	3,253,622	544,000	527,000
Other	25	65	25,032	59,425	1,001,000	914,000
Total	21,549	18,860	$8,806,533	7,668,716	$409,000	407,000
Of the total homes delivered listed above, 41 homes with a dollar value of $22.3 million and an average sales price of $544,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2019, compared to 48 home deliveries with a dollar value of $33.6 million and an average sales price of $699,000 for the six months ended May 31, 2018.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	$125,479	113,514	$24,800	24,900	6.8%	6.8%
Central	46,627	43,296	29,700	27,200	7.1%	6.6%
Texas	63,830	63,990	29,700	32,400	8.5%	8.5%
West	99,952	54,986	25,400	13,900	4.5%	2.5%
Other	2,217	2,268	554,200	252,000	23.9%	12.9%
Total	$338,105	278,054	$26,600	23,000	6.1%	5.3%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	$218,781	181,258	$25,300	24,800	6.9%	6.9%
Central	80,802	61,162	30,000	27,300	7.2%	6.6%
Texas	99,711	99,840	29,300	32,600	8.3%	8.8%
West	158,313	82,365	23,400	13,300	4.1%	2.5%
Other	2,825	3,366	470,800	198,000	23.0%	11.5%
Total	$560,432	427,991	$26,100	22,800	6.0%	5.3%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	5,591	5,643	$1,939,901	1,956,130	$347,000	347,000
Central	2,062	2,004	798,080	785,639	387,000	392,000
Texas	2,424	2,346	744,586	778,028	307,000	332,000
West	4,420	4,426	2,298,540	2,492,083	520,000	563,000
Other	21	21	15,238	21,098	726,000	1,005,000
Total	14,518	14,440	$5,796,345	6,032,978	$399,000	418,000
Of the total new orders listed above, 32 homes with a dollar value of $15.1 million and an average sales price of $471,000 represent new orders from unconsolidated entities for the three months ended May 31, 2019, compared to 15 new orders with a dollar value of $12.8 million and an average sales price of $856,000 for the three months ended May 31, 2018.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2019	2018	2019	2018	2019	2018
East	10,084	9,206	$3,461,332	3,108,547	$343,000	338,000
Central	3,484	2,789	1,335,676	1,094,068	383,000	392,000
Texas	3,848	3,720	1,201,545	1,210,206	312,000	325,000
West	7,532	7,131	3,928,354	3,942,319	522,000	553,000
Other	33	50	26,551	46,839	805,000	937,000
Total	24,981	22,896	$9,953,458	9,401,979	$398,000	411,000
Of the total new orders listed above, 47 homes with a dollar value of $24.8 million and an average sales price of $527,000 represent new orders from unconsolidated entities for the six months ended May 31, 2019, compared to 41 new orders with a dollar value of $29.2 million and an average sales price of $711,000 for the six months ended May 31, 2018.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2019 and 2018.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2019	2018 (1)	2019	2018	2019	2018
East (2)	8,499	7,910	$3,025,598	2,899,199	$356,000	367,000
Central	2,778	2,555	1,083,608	1,020,044	390,000	399,000
Texas	2,596	2,912	862,826	1,039,320	332,000	357,000
West	5,174	6,231	2,737,664	3,592,036	529,000	576,000
Other	14	14	10,507	17,211	751,000	1,229,000
Total	19,061	19,622	$7,720,203	8,567,810	$405,000	437,000
Of the total homes in backlog listed above, 13 homes with a backlog dollar value of $5.2 million and an average sales price of $397,000 represent the backlog from unconsolidated entities at May 31, 2019, compared to 16 homes with a backlog dollar value of $10.7 million and an average sales price of $672,000 at May 31, 2018.

(1)
During the six months ended May 31, 2018, we acquired a total of 6,651 homes in backlog in connection with the CalAtlantic acquisition. Of the homes in backlog acquired, 2,202 homes were in the East, 1,294 homes were in the Central, 917 homes were in Texas and 2,238 homes were in the West.

(2)	During both the three and six months ended May 31, 2019, we acquired 13 homes in backlog.
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
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2019	2018	2019	2018
East	15%	12%	15%	13%
Central	10%	8%	11%	8%
Texas	21%	15%	23%	16%
West	13%	10%	15%	11%
Other	13%	19%	11%	12%
Total	15%	11%	16%	12%
Active Communities:

	May 31,
	2019	2018 (1)
East	458	484
Central	253	236
Texas	246	256
West	364	344
Other	4	5
Total	1,325	1,325
Of the total active communities listed above, five communities represent active communities being developed by unconsolidated entities as of both May 31, 2019 and 2018, respectively.

(1)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 177 were in the East, 135 were in the Central, 99 were in Texas and 131 were in the West.

The following table details our gross margins on home sales for the three and six months ended May 31, 2019 and 2018 for each of our reportable Homebuilding segments and Homebuilding Other:

	Three Months Ended				Six Months Ended
	May 31,				May 31,
(Dollars in thousands)	2019		2018 (1)		2019		2018 (1)
East:
Sales of homes	$1,732,216		1,546,977		$2,954,860		2,456,562
Costs of homes sold	1,374,798		1,261,747		2,344,664		1,976,269
Gross margins on home sales	357,418	20.6%	285,230	18.4%	610,196	20.7%	480,293	19.6%
Central:
Sales of homes	609,195		613,604		1,042,320		866,929
Costs of homes sold	500,071		538,174		858,432		753,880
Gross margins on home sales	109,124	17.9%	75,430	12.3%	183,888	17.6%	113,049	13.0%
Texas:
Sales of homes	687,011		684,091		1,099,440		1,032,178
Costs of homes sold	547,648		576,591		879,750		870,659
Gross margins on home sales	139,363	20.3%	107,500	15.7%	219,690	20.0%	161,519	15.6%
West:
Sales of homes	2,140,637		2,125,987		3,678,141		3,253,623
Costs of homes sold	1,706,645		1,754,878		2,923,392		2,652,957
Gross margins on home sales	433,992	20.3%	371,109	17.5%	754,749	20.5%	600,666	18.5%
Other:
Sales of homes	7,057		15,351		9,484		25,858
Costs of homes sold (2)	8,367		14,578		13,341		24,715
Gross margins on home sales	(1,310)	(18.6)%	773	5.0%	(3,857)	(40.7)%	1,143	4.4%
Total gross margins on home sales	$1,038,587	20.1%	840,042	16.8%	$1,764,666	20.1%	1,356,670	17.8%

(1)
During the three and six months ended May 31, 2018, gross margins on home sales included $236.8 million and $291.9 million, respectively, of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the respective periods.

(2)	Costs of homes sold include period costs in our urban divisions that impact costs of homes sold without any sales of homes revenue.
Three Months Ended May 31, 2019 versus Three Months Ended May 31, 2018
Homebuilding East: Revenues from home sales increased in the second quarter of 2019 compared to the second quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of the increase in the average sales price of homes delivered in the Carolinas and New Jersey. The average sales price of homes delivered in Florida were consistent from the second quarter of 2018 to the second quarter of 2019. The increase in the number of home deliveries is primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered in the Carolinas and New Jersey was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home deliveries in the second quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the second quarter of 2018.
Homebuilding Central: Revenues from home sales were consistent in the second quarter of 2019 compared to the second quarter of 2018, primarily due to a decrease in the number of deliveries in Maryland and a decrease in the average sales price in Georgia, offset by an increase in the number of deliveries in Virginia. The decrease in the number of home deliveries in Maryland was primarily due to a decrease in active communities and timing of opening and closing of communities. The increase in the number of home deliveries in Virginia was primarily due to an increase in active communities. The decrease in the average sales price of homes delivered in Georgia was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the second quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the second quarter of 2018. This was partially offset by higher construction costs and increased sales incentives.

Homebuilding Texas: Revenues from home sales were consistent in the second quarter of 2019 compared to the second quarter of 2018 due to an increase in the number of home deliveries offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the second quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the second quarter of 2018. This was partially offset by higher construction costs and increased sales incentives.
Homebuilding West: Revenues from home sales increased slightly in the second quarter of 2019 compared to the second quarter of 2018. The number of home deliveries were consistent period to period with slight increases in Arizona, Oregon and Washington and slight decreases in California, Colorado and Nevada. The average sales price of homes delivered was also consistent period to period with slight increases in all states except Arizona, which had a slight decrease. Gross margin percentage on home deliveries in the second quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the second quarter of 2018. This was partially offset by higher construction costs and increased sales incentives.
Six Months Ended May 31, 2019 versus Six Months Ended May 31, 2018
Homebuilding East: Revenues from home sales increased in the six months ended May 31, 2019 compared to the six months ended May 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment. Revenues from home sales also increased as a result of an increase in the average sales price of homes delivered in Florida and the Carolinas, partially offset by a decrease in the average sales price of homes delivered in New Jersey. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The increase in the average sales price of homes delivered in Florida and the Carolinas was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the six months ended May 31, 2018. This was partially offset by higher construction costs.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2019 compared to the six months ended May 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except in Maryland and Tennessee, and an increase in the average sales price in Georgia, Illinois, Indiana and Tennessee. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Tennessee was primarily due to a decrease in deliveries per community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered in Georgia, Illinois, Indiana and Tennessee was primarily due to an increase in home deliveries in higher-priced communities. The decrease in the average sales price of homes delivered in Maryland, Minnesota, and Virginia was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the six months ended May 31, 2018. This was partially offset by higher construction costs and increased sales incentives.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2019 compared to the six months ended May 31, 2018, primarily due to an increase in the number of home deliveries partially offset by a decrease in the average sales price. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the six months ended May 31, 2018 and decreased sales incentives. This was partially offset by higher construction costs.
Homebuilding West: Revenues from home sales increased in the six months ended May 31, 2019 compared to the six months ended May 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except Colorado and Nevada, and an increase in the average sales price in all states in the segment. The increase in the number of home deliveries was primarily due to an increase in active communities due to communities acquired from CalAtlantic. The decrease in the number of home deliveries in Colorado was primarily due to a decrease in active communities and timing of opening and closing of communities. The decrease in the number of home deliveries in Nevada was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing communities. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. Gross margin percentage on home deliveries in the six months ended May 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the six months ended May 31, 2018 and lower land costs. This was partially offset by higher construction costs and increased sales incentives.
Financial Services Segment
Our Financial Services reportable segment primarily provides mortgage financing, title and closing services primarily for buyers of our homes. The segment also originates and sells into securitizations commercial mortgage loans through its RMF business. Our Financial Services segment sells substantially all of the residential loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$204,216	249,709	347,527	445,796
Costs and expenses	147,999	193,935	272,338	364,160
Operating earnings	$56,217	55,774	75,189	81,636
Net loss attributable to noncontrolling interests	(6,267)	—	(9,057)	—
Operating earnings net of noncontrolling interests	$62,484	55,774	84,246	81,636
Dollar value of mortgages originated	$2,620,000	2,949,000	4,557,000	4,897,000
Number of mortgages originated	8,250	9,700	14,500	16,300
Mortgage capture rate of Lennar homebuyers	75%	70%	74%	73%
Number of title and closing service transactions	13,500	31,400	28,100	54,800
Number of title policies issued	—	75,500	19,800	143,700
Consistent with our reversion to a pure-play homebuilder, during the first quarter of 2019, we sold the majority of our retail title agency business and title insurance underwriter, substantially all of our retail mortgage business and our real estate brokerage business. These transactions resulted in a net gain of $1.7 million.
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
At May 31, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $167.0 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the six months ended May 31, 2019, RMF originated commercial loans with a total principal balance of $720.6 million, of which $705.3 million were recorded as loans held-for-sale, and sold $500.5 million of commercial loans into five separate securitizations. As of May 31, 2019, $61.0 million of originated loans were sold into a securitization trust but not settled and thus were included as receivables, net. As of November 30, 2018, there were no unsettled transactions.

During the six months ended May 31, 2018, RMF originated commercial loans with a total principal balance of $663.8 million, all of which were recorded as loans held-for-sale, and sold $556.3 million of loans into six separate securitizations.
Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of May 31, 2019 and November 30, 2018, our condensed consolidated balance sheets had $1.0 billion and $874.2 million, respectively, of assets related to our Multifamily segment, which included investments in unconsolidated entities of $510.2 million and $481.1 million, respectively. Our net investment in the Multifamily segment as of May 31, 2019 and November 30, 2018 was $822.4 million and $703.6 million, respectively.
Our Multifamily segment had equity investments in 18 and 22 unconsolidated entities (including the Lennar Multifamily Venture I, "LMV I" and Multifamily Venture Fund II LP, "LMV II") as of May 31, 2019 and November 30, 2018, respectively. As of May 31, 2019, our Multifamily segment had interests in 55 communities with development costs of approximately $6.5 billion, of which 22 communities were completed and operating, 9 communities were partially completed and leasing, 21 communities were under construction and the remaining communities were owned by unconsolidated entities. As of May 31, 2019, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $3.0 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, LMV II, for the development, construction and property management of class-A multifamily assets. During the six months ended May 31, 2019, LMV II's equity commitments were increased by an additional $471 million, including a $126 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of May 31, 2019, LMV II had approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by us. Subsequent to May 31, 2019, the Multifamily segment announced the final closing of LMV II with $1.3 billion of equity commitments.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies. As of May 31, 2019 and November 30, 2018, our balance sheet had $549.2 million and $589.0 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $429.9 million and $424.1 million, respectively.
During the three and six months ended May 31, 2019, our Lennar Other segment had operating earnings of $1.8 million and $4.9 million, respectively, which related to the fund investments we retained when we sold the Rialto investment and asset management platform as well as our strategic investments in technology companies. Operating earnings for the three and six months ended May 31, 2018 were $3.9 million and $6.7 million, respectively, which primarily included the Rialto investment and asset management platform, which was sold on November 30, 2018, and the Rialto fund investments we retained when we sold the Rialto investment and asset management platform. Our strategic investments in technology companies did not have a material impact to the Lennar Other segment for the three and six months ended May 31, 2018.
At May 31, 2019 and November 30, 2018, the carrying value of Lennar Other's CMBS was $60.4 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. We classify these securities as held-to-maturity based on our intent and ability to hold the securities until maturity.

(2) Financial Condition and Capital Resources
At May 31, 2019, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.0 billion, compared to $1.6 billion at November 30, 2018 and $1.2 billion at May 31, 2018.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the six months ended May 31, 2019 and 2018, cash (used in) provided by operating activities totaled ($429.9) million and $19.5 million, respectively. During the six months ended May 31, 2019, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $1.5 billion, an increase in loans held-for-sale of $206.3 million and a decrease in accounts payable and other liabilities of $192.5 million. This was partially offset by our net earnings, a decrease in receivables of $542.1 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid, deferred income tax expense of $101.5 million and a decrease in other assets of $66.5 million.
During the six months ended May 31, 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $111.0 million and a decrease in receivables of $44.2 million, partially offset by an increase in inventories due to strategic land purchase, land development and construction costs of $408.9 million, an increase in other assets of $119.7 million and an increase in loans held-for-sale of $43.9 million, of which $110.8 million related to RMF originated commercial loans that are reported within the Financial Services segment, offset by a decrease in Financial Services loans held-for-sale of $66.9 million. For the six months ended May 31, 2018, distributions of earnings from unconsolidated entities were $18.7 million, which included (1) $16.2 million from Multifamily unconsolidated entities; and (2) $2.5 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Investing Cash Flow Activities
During the six months ended May 31, 2019 and 2018, cash used in investing activities totaled $91.6 million and $951.3 million, respectively. During the six months ended May 31, 2019, our cash used in investing activities was primarily due to cash contributions of $230.7 million to unconsolidated entities, which included (1) $136.3 million to Homebuilding unconsolidated entities, (2) $60.0 million to Multifamily unconsolidated entities primarily for working capital; and (3) $31.8 million to the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $140.9 million, which included (1) $52.4 million from Multifamily unconsolidated entities; (2) $46.5 million from Homebuilding unconsolidated entities; (3) $29.3 million from the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment; and (4) $12.7 million from Financial Services unconsolidated entities.
During the six months ended May 31, 2018, our cash used in investing activities was primarily due to our $1.1 billion acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $186.1 million to unconsolidated entities, which included (1) $81.2 million to Homebuilding unconsolidated entities, (2) $60.4 million to Multifamily unconsolidated entities primarily for working capital, (3) $44.5 million to the unconsolidated Rialto real estate funds included in our Lennar Other segment. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Lennar Other segment. This was partially offset by the receipt of $175.2 million of proceeds from the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings, and distributions of capital from unconsolidated entities of $196.1 million, which included (1) $105.2 million from Homebuilding unconsolidated entities, (2) $66.1 million from Multifamily unconsolidated entities, (3) $24.8 million from the Rialto real estate funds unconsolidated entities included in our Lennar Other segment.
Financing Cash Flow Activities
During the six months ended May 31, 2019 and 2018, cash used in financing activities totaled $53.4 million and $565.9 million, respectively. During the six months ended May 31, 2019, cash used in financing activities was primarily impacted by $365.2 million of net repayments under our Financial Services' warehouse facilities, which included the RMF warehouse repurchase facilities, $123.7 million principal payment on other borrowings and repurchases of our common stock of $101.2 million, which included $98.8 million of repurchases of our stock under our repurchase program and $2.5 million of repurchases related to employee stock and director plans, partially offset by $550.0 million of net borrowings under our Credit Facility and $28.6 million proceeds from other borrowings.
During the six months ended May 31, 2018, cash used in financing activities was primarily impacted by (1) payment at maturity of $575.0 million aggregate principal amount of the 8.375% Senior Notes due 2018; (2) $410.5 million of principal payment on other borrowings, which included $350.6 million of aggregate principal payment on the Lennar other segment's 7.00% senior notes due December 2018; (3) $59.1 million of exchanges and conversions of our 1.625% and 0.25% convertible senior notes due 2018 and 2019, respectively, and; (4) $30.4 million of payments related to noncontrolling interests. This was partially offset by (1) $495.3 million of net borrowings under our Credit Facilities as we replaced the amount outstanding under the CalAtlantic revolving credit facility with borrowings under our unsecured revolving credit facility, which had $950 million outstanding as of May 31, 2018; (2) $64.1 million of proceeds from other borrowings.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2019	November 30, 2018	May 31, 2018
Homebuilding debt	$9,390,941	8,543,868	9,985,615
Stockholders’ equity	15,159,304	14,581,535	13,591,311
Total capital	$24,550,245	23,125,403	23,576,926
Homebuilding debt to total capital	38.3%	36.9%	42.4%
Homebuilding debt	$9,390,941	8,543,868	9,985,615
Less: Homebuilding cash and cash equivalents	800,678	1,337,807	931,753
Net Homebuilding debt	$8,590,263	7,206,061	9,053,862
Net Homebuilding debt to total capital (1)	36.2%	33.1%	40.0%

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

At May 31, 2019, Homebuilding debt to total capital was lower compared to May 31, 2018, as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by stock repurchases and a decrease in Homebuilding debt. At May 31, 2019, Homebuilding debt to total capital was higher compared to November 30, 2018, as a result of an increase in Homebuilding debt primarily due to an increase in outstanding borrowings under our Credit Facility during the period and from our consolidation of a previously unconsolidated entity as of May 31, 2019, partially offset by an increase in stockholders' equity primarily related to our net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. During the first quarter of 2019, we sold the majority of our retail title agency business and its wholly owned title insurance carrier. In addition, we sold our real estate brokerage business, which operated only in Florida, and substantially all of our retail mortgage business. At May 31, 2019, we had no agreements regarding any significant transactions.

The following table summarizes our Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, through the CalAtlantic acquisition:

(Dollars in thousands)	May 31, 2019	November 30, 2018
Unsecured revolving credit facility	$550,000	—
4.500% senior notes due 2019	499,981	499,585
4.50% senior notes due 2019	599,602	599,176
6.625% senior notes due 2020 (1)	307,701	311,735
2.95% senior notes due 2020	299,129	298,838
8.375% senior notes due 2021 (1)	427,378	435,897
4.750% senior notes due 2021	498,502	498,111
6.25% senior notes due December 2021 (1)	312,768	315,283
4.125% senior notes due 2022	597,390	596,894
5.375% senior notes due 2022 (1)	259,627	261,055
4.750% senior notes due 2022	571,104	570,564
4.875% senior notes due December 2023	396,156	395,759
4.500% senior notes due 2024	646,440	646,078
5.875% senior notes due 2024 (1)	450,496	452,833
4.750% senior notes due 2025	497,336	497,114
5.25% senior notes due 2026 (1)	408,527	409,133
5.00% senior notes due 2027 (1)	353,083	353,275
4.75% senior notes due 2027	892,672	892,297
0.25% convertible senior notes due 2019	—	1,291
Mortgage notes on land and other debt	823,049	508,950
	$9,390,941	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $26.9 million and $31.2 million as of May 31, 2019 and November 30, 2018, respectively.
Our Homebuilding average debt outstanding was $9.2 billion with an average rate for interest incurred of 4.9% for the six months ended May 31, 2019, compared to $8.8 billion with an average rate for interest incurred of 4.8% for the six months ended May 31, 2018. Interest incurred related to Homebuilding debt for the six months ended May 31, 2019 was $212.6 million, compared to $201.0 million for the six months ended May 31, 2018.
In April 2019, we amended our credit agreement governing our Credit Facility to increase the commitments from $2.3 billion to $2.4 billion and extend the maturity one year to April 2024, with $50 million maturing in June 2020. Our Credit Facility has a $400 million accordion feature, subject to additional commitments, thus the maximum borrowings are $2.8 billion. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. Our credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants at May 31, 2019. In addition, we had $315 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $663.0 million and $598.4 million, at May 31, 2019 and November 30, 2018, respectively. Our financial letters of credit outstanding were $158.5 million and $165.4 million at May 31, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, as credit enhancements and as other collateral. Additionally, at

May 31, 2019, we had outstanding surety bonds of $2.8 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
Subsequent to May 31, 2019, we redeemed $500 million aggregate principal amount of our 4.500% senior notes due June 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
Under the amended Credit Facility agreement executed in April 2019 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2019:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2019
Minimum net worth test	$7,310,484	9,826,907
Maximum leverage ratio	65.0%	43.6%
Liquidity test (1)	1.00	1.88

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
At May 31, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures June 2019 (1)	$700,000
364-day warehouse repurchase facility that matures August 2019 (2)	300,000
364-day warehouse repurchase facility that matures October 2019 (3)	500,000
364-day warehouse repurchase facility that matures March 2020 (4)	300,000
Total	$1,800,000

(1)	Subsequent to May 31, 2019, the warehouse repurchase facility maturity was extended to June 2020 and the maximum aggregate commitment amount decreased to $500 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.

(4)	Maximum aggregate commitment includes an uncommitted amount of $300 million.
Our Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $882.0 million and $1.3 billion at May 31, 2019 and November 30, 2018, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $911.5 million and $1.3 billion, at May 31, 2019 and November 30, 2018, respectively. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its residential mortgage lending activities. Since our Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At May 31, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were no borrowings under this facility as of both May 31, 2019 and November 30, 2018.

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $155.9 million and $178.8 million as of May 31, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized us to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. During the three months ended May 31, 2019, under this repurchase program, we repurchased one million shares of our Class A common stock for approximately $51.8 million at an average share price of $51.76. During the six months ended May 31, 2019, under this repurchase program, we repurchased two million shares of our Class A common stock for approximately $98.8 million at an average share price of $49.37.
During the six months ended May 31, 2019, treasury stock increased by 2.1 million shares of Class A common stock due primarily to our repurchase of two million shares of Class A common stock during the six months ended May 31, 2019 through our stock repurchase program. During the six months ended May 31, 2018, treasury stock increased by 0.5 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On May 8, 2019, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 24, 2019, as declared by our Board of Directors on April 10, 2019. On June 26, 2019, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both of our Class A and Class B common stock, payable on July 25, 2019 to holders of record at the close of business on July 11, 2019. We approved and paid cash dividends of $0.04 per share for both its Class A and Class B common stock in each quarter for the year ended November 30, 2018.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At May 31, 2019, we had equity investments in 54 homebuilding and land unconsolidated entities (of which at May 31, 2019, three had recourse debt, eight had non-recourse debt and 43 had no debt) compared to 51 homebuilding and land unconsolidated entities at November 30, 2018. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

			As of or for the
	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$65,686	100,952	156,330	169,141
Costs and expenses	90,363	148,678	214,114	256,102
Other income (1)	75,868	105,192	76,065	105,192
Net earnings of unconsolidated entities	$51,191	57,466	18,281	18,231
Homebuilding equity in earnings (loss) from unconsolidated entities	$19,614	(12,670)	5,858	(26,798)
Homebuilding cumulative share of net earnings - deferred at May 31, 2019 and 2018, respectively			$31,969	28,744
Homebuilding investments in unconsolidated entities			$983,683	913,576
Equity of the Homebuilding unconsolidated entities			$4,235,438	4,187,485
Homebuilding investment % in the unconsolidated entities (2)			23%	22%

(1)
During the three and six months ended May 31, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which our pro-rata share was $25.9 million. During the three and six months ended May 31, 2018, other income was primarily due to FivePoint, a publicly traded company, recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, we have a 70% interest in the FivePoint TRA Liability. Therefore, we did not include in Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to our portion of the TRA Liability. As a result, our unconsolidated entities have net earnings, but we have an equity in loss from unconsolidated entities.

(2)
Our share of profit and cash distributions from the sales of land could be higher or lower compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$651,681	781,833
Inventories	4,177,728	4,291,470
Other assets	988,714	1,045,274
	$5,818,123	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$757,410	874,355
Debt (1)	825,275	1,202,556
Equity	4,235,438	4,041,666
	$5,818,123	6,118,577

(1)
Debt presented above is net of debt issuance costs of $9.9 million and $12.4 million, as of May 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to the consolidation of an entity as of May 31, 2019.

As of May 31, 2019 and November 30, 2018, our recorded investments in Homebuilding unconsolidated entities were $983.7 million and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of May 31, 2019 and November 30, 2018 were $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of May 31, 2019 and November 30, 2018, the carrying amount of our investment was $389.1 million and $342.7 million, respectively.
During the six months ended May 31, 2018, we sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2019	November 30, 2018
Debt (1)	$825,275	1,202,556
Equity	4,235,438	4,041,666
Total capital	$5,060,713	5,244,222
Debt to total capital of our unconsolidated entities	16.3%	22.9%

(1)
Debt presented above is net of debt issuance costs of $9.9 million and $12.4 million, as of May 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to our consolidation of a previously unconsolidated entity as of May 31, 2019.

Our investments in Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2019	November 30, 2018
Land development	$908,415	805,678
Homebuilding	75,268	64,523
Total investments (1)	$983,683	870,201

(1)	As of November 30, 2018, total investments does not include the ($62.0) million balance for one unconsolidated entity as it was reclassed to other liabilities.
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
The total debt of Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	May 31, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$46,816	48,313
Non-recourse debt with completion guarantees	144,588	239,568
Non-recourse debt without completion guarantees	634,086	861,371
Non-recourse debt to Lennar	825,490	1,149,252
Lennar's maximum recourse exposure (1)	9,653	65,707
Debt issue costs	(9,868)	(12,403)
Total debt (1)	$825,275	1,202,556
Lennar’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of May 31, 2019 and November 30, 2018, our maximum recourse exposure was primarily related to us providing repayment guarantees on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to our consolidation of a previously unconsolidated entity as of May 31, 2019.

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
As of May 31, 2019 and November 30, 2018, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of May 31, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Maximum recourse debt exposure to Lennar	$9,653	—	—	3,387	6,266	—
Debt without recourse to Lennar	825,490	35,627	118,735	157,394	513,734	—
Debt issuance costs	(9,868)	—	—	—	—	(9,868)
Total	$825,275	35,627	118,735	160,781	520,000	(9,868)
The table below indicates the assets, debt and equity of our 10 largest Homebuilding unconsolidated joint venture investments by the carrying value of Lennar's investment as of May 31, 2019:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$389,119	2,885,550	—	500,000	500,000	1,929,353	21%
Dublin Crossings	78,395	242,735	—	—	—	218,606	—%
Heritage Fields El Toro	45,131	1,189,063	—	5,919	5,919	1,042,081	1%
Hawk Land Investors	44,108	6,086	—	—	—	6,055	—%
SC East Landco	41,750	98,860	—	—	—	98,573	—%
Heritage Hills Irvine	34,090	78,886	—	—	—	75,930	—%
Mesa Canyon Community Partners	33,815	139,392	—	38,364	38,364	101,111	28%
E.L. Urban Communities	33,463	63,501	—	15,911	15,911	44,515	26%
Runkle Canyon	33,098	66,843	—	—	—	66,197	—%
BHCSP	30,002	85,161	3,387	23,708	27,095	50,521	35%
10 largest JV investments	762,971	4,856,077	3,387	583,902	587,289	3,632,942	14%
Other JVs	220,712	962,046	6,266	241,588	247,854	602,496	29%
Total	$983,683	5,818,123	9,653	825,490	835,143	4,235,438	16%
Debt issuance costs			—	(9,868)	(9,868)
Total JV debt			$9,653	815,622	825,275

(1)
The 10 largest joint ventures presented above represent the majority of our total JVs assets and equity and 71% of total JV debt without recourse to Lennar. In addition, all of the joint ventures presented in the table above operate in our Homebuilding West segment except Hawk Land Investors, which is in Homebuilding East.

Multifamily: Investments in Unconsolidated Entities
At May 31, 2019, Multifamily had equity investments in 18 unconsolidated entities that are engaged in multifamily residential developments (of which 6 had non-recourse debt and 12 had no debt), compared to 22 unconsolidated entities at November 30, 2018. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. The LMV I has 39 multifamily assets totaling approximately 11,700 apartments with projected project costs of $4.1 billion as of May 31, 2019. There are 18 completed and operating multifamily assets with 5,111 apartments. During the six months ended May 31, 2019, $121.8 million in equity commitments were called, of which we contributed $30.2 million representing our pro-rata portion of the called equity. During the six months ended May 31, 2019, we received $9.5 million of distributions as a return of capital from LMV I. As of May 31, 2019, $1.9 billion of the $2.2 billion in equity commitments had been called, of which we had contributed

$471.1 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $32.9 million. As of May 31, 2019 and November 30, 2018, the carrying value of our investment in LMV I was $395.4 million and $383.4 million, respectively.
In March 2018, our Multifamily segment completed the first closing of a second Multifamily Venture, LMV II, for the development, construction and property management of class-A multifamily assets. During the three months ended May 31, 2019, LMV II's equity commitments were increased by an additional $471 million, including $126 million additional co-investment commitment by us. As of May 31, 2019, LMV II had approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. During the six months ended May 31, 2019, $138.3 million in equity commitments were called, of which we contributed $23.5 million, which was made up of $64.5 million of inventory and cash contributions, offset by $40.9 million of distributions as a return of capital resulting in a remaining commitment for us of $276.3 million. As of May 31, 2019, $349.4 million of the $1.3 billion in equity commitments had been called of which we had contributed $104.5 million, representing our pro-rata share of the called equity. As of May 31, 2019 and November 30, 2018, the carrying value of our investment in LMV II was $85.0 million and $63.0 million, respectively. The difference between our net contributions and the carrying value of our investments was related to a basis difference. LMV II was seeded initially with eight undeveloped multifamily assets that were previously purchased by our Multifamily segment totaling approximately 3,000 apartments with projected project costs of approximately $1.3 billion. As of May 31, 2019, LMV II was seeded with ten undeveloped assets totaling approximately 3,800 apartments with projected costs of approximately $1.6 billion. Subsequent to May 31, 2019, the Multifamily segment announced the final closing of LMV II with $1.3 billion of equity commitments.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2019.
Summarized financial information on a combined 100% basis related to Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(Dollars in thousands)	May 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$28,217	61,571
Operating properties and equipment	4,063,560	3,708,613
Other assets	50,227	40,899
	$4,142,004	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$190,785	199,119
Notes payable (1)	1,596,850	1,381,656
Equity	2,354,369	2,230,308
	$4,142,004	3,811,083

(1)	Notes payable are net of debt issuance costs of $21.0 million and $15.7 million, as of May 31, 2019 and November 30, 2018, respectively.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Debt without recourse to Lennar	$1,617,892	30,869	788,933	246,818	551,272	—
Debt issuance costs	(21,042)	—	—	—	—	(21,042)
Total	$1,596,850	30,869	788,933	246,818	551,272	(21,042)

Statements of Operations and Selected Information

			As of or for the
	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$38,609	27,121	73,980	51,073
Costs and expenses	55,085	43,482	111,213	75,277
Other income, net	—	31,562	21,400	38,869
Net earnings (loss) of unconsolidated entities	$(16,476)	15,201	(15,833)	14,665
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$(3,018)	14,281	7,563	17,023
Our investments in unconsolidated entities			$510,223	480,298
Equity of the unconsolidated entities			$2,354,369	2,185,992
Our investment % in the unconsolidated entities			22%	22%

(1)
During the six months ended May 31, 2019, our Multifamily segment sold, through its unconsolidated entities, one operating property and an investment in an operating property resulting in the segment's $15.5 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three and six months ended May 31, 2018, our Multifamily segment sold two and three operating properties, respectively, through its unconsolidated entities resulting in the segment's $17.4 million and $21.5 million share of gains, respectively.

Lennar Other: Investments in Unconsolidated Entities
We sold our Rialto Management Group on November 30, 2018. We retained our fund investments along with our carried interests in various Rialto funds and investments in other balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $301.7 million at May 31, 2019. We are committed to invest as much as an additional $49.0 million in Rialto funds.
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
The following table represents amounts our Lennar Other segment would have received had the Rialto funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on May 31, 2019, both gross and net of amounts already received as advanced tax distributions. The actual amounts we may receive could be materially different from amounts presented in the table below.

	May 31, 2019
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net (2)
Rialto Real Estate Fund, LP (1)	$180,393	52,711	52,090	75,592
Rialto Real Estate Fund II, LP (1)	109,677	19,297	394	89,986
	$290,070	72,008	52,484	165,578

(1)	Gross of interests of participating employees (refer to note below).

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

At May 31, 2019 and November 30, 2018, we had strategic equity investments in ten and nine unconsolidated entities, respectively, which totaled $128.2 million and $126.7 million, respectively.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at May 31, 2019 and 2018:

	Controlled Homesites
May 31, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	26,688	3,482	30,170	79,313	109,483
Central	6,627	132	6,759	32,559	39,318
Texas	23,119	—	23,119	35,987	59,106
West	8,066	4,493	12,559	63,757	76,316
Other	—	919	919	3,610	4,529
Total homesites	64,500	9,026	73,526	215,226	288,752

	Controlled Homesites
May 31, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	27,581	3,482	31,063	66,413	97,476
Central	6,511	—	6,511	31,457	37,968
Texas	14,862	—	14,862	31,109	45,971
West	7,829	6,141	13,970	65,732	79,702
Other	—	—	—	257	257
Total homesites	56,783	9,623	66,406	194,968	261,374
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Over the next several years, we plan to increase the controlled homesites to approximately 40% of our entire homesite inventory from approximately 25% as of May 31, 2019. Recently, we have undertaken several strategic land initiatives which include acquiring fully developed homesites from regional developers and may also include building homes in bulk for landowners who will retain them as rental properties.
During the six months ended May 31, 2019, consolidated inventory not owned increased by $185.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2019. The increase was primarily due to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory that was consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $326.8 million and $209.5 million at May 31, 2019 and November 30, 2018, respectively. Additionally, we had posted $69.1 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2019 and November 30, 2018, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, due to the following:
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2019, we had access to 73,526 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2019, we had $326.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $69.1 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At May 31, 2019, we had letters of credit outstanding in the amount of $821.5 million (which included the $69.1 million of letters of credit described above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2019, we had outstanding surety bonds of $2.8 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2019, there were approximately $1.3 billion, or 46%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Financial Services segment had a pipeline of residential mortgage loan applications in process of $4.2 billion at May 31, 2019. Loans in process for which interest rates were committed to the borrowers totaled approximately $744.2 million as of May 31, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2019, we had open commitments amounting to $1.5 billion to sell MBS with varying settlement dates through August 2019 and there were no open futures contracts.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2018, except those policies as a result of the adoption of ASC 606 as of December 1, 2018, for which we updated our revenue recognition policies as noted in Note 1 of the Notes to the Condensed Consolidated Financial Statements and as included below:
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for our benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Condensed Consolidated Balance Sheets and disclosed in footnote 11 of the Notes to the Condensed Consolidated Financial Statements. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Condensed Consolidated Balance Sheets. We periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
Our financial services’ operations recognize revenues as follows: Title premiums on policies issued directly by us are recognized as revenue on the effective date of the title policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Revenues from title policies issued by independent agents are recognized as revenue when notice of issuance is received from the agent, which is generally when cash payment is received by us.
Our Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which we have investments. As a result, the Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are recorded over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management services. In addition, the Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the construction services. These customer contracts require us to provide management and general contractor services which represents a performance obligation that we satisfy over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of May 31, 2019, we had $550 million of outstanding borrowings under our Credit Facility.
As of May 31, 2019, borrowings under Financial Services' warehouse repurchase facilities totaled $882.0 million under residential loan facilities and $155.9 million under RMF facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2019

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2019	2020	2021	2022	2023	2024	Thereafter	Total	2019
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$1,232.0	898.5	1,043.2	1,747.6	91.5	1,479.2	2,191.1	8,683.1	8,872.7
Average interest rate	4.4%	4.0%	6.1%	4.9%	4.4%	5.0%	4.9%	4.9%	—
Variable rate	$—	74.5	33.4	—	—	538.6	—	646.5	687.6
Average interest rate	—	5.1%	3.0%	—	—	3.9%	—	4.0%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$0.2	7.5	13.0	—	—	—	155.4	176.1	177.6
Average interest rate	5.5%	2.8%	1.3%	—	—	—	3.4%	3.2%	—
Variable rate	$1,037.9	—	—	—	—	—	—	1,037.9	1,037.9
Average interest rate	4.4%	—	—	—	—	—	—	4.4%	—
Multifamily:
Notes payable:
Variable rate	$36.1	3.6	—	—	—	—	—	39.7	39.7
Average interest rate	4.7%	5.9%	—	—	—	—	—	5.3%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	2.9%	—	—	—	—	—	—	2.9%	—
Variable rate	$13.3	—	—	—	—	—	—	13.3	13.3
Average interest rate	4.7%	—	—	—	—	—	—	4.7%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
We are a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2019:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2019	947	$49.11	—	24,000,000
April 1 to April 30, 2019	147,169	$51.67	142,408	23,857,592
May 1 to May 31, 2019	857,592	$51.77	857,592	23,000,000

(1)
Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration.

Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1
Seventh Amended and Restated Credit Agreement, dated as of April 11, 2019, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as issuing lender and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 11, 2019.

10.2
Seventh Amended and Restated Guarantee Agreement, dated as of April 11, 2019, among certain of Lennar Corporation’s subsidiaries in favor of guarantee - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 11, 2019.

31.1	Rule 13a-14(a) certification by Richard Beckwitt, Chief Executive Officer.
31.2	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.	Section 1350 certifications by Richard Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.
The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, filed on July 3, 2019, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 3, 2019	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	July 3, 2019	/s/ David Collins
David Collins
Controller