Form 10-Q
period 2019-08-31
LENNAR CORP /NEW/
filed 2019-10-08
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock outstanding as of August 31, 2019:
Class A 279,880,759
Class B 37,738,347

LENNAR CORPORATION

FORM 10-Q
For the period ended August 31, 2019

Part I	Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of August 31, 2019 and November 30, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended August 31, 2019 and August 31, 2018	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2019 and August 31, 2018	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	76

Part II	Other Information	76
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3 - 5.	Not Applicable	76
Item 6.	Exhibits	77
	Signatures	78

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	August 31,	November 30,
	2019 (1)	2018 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$795,405	1,337,807
Restricted cash	13,238	12,399
Receivables, net	295,418	236,841
Inventories:
Finished homes and construction in progress	10,256,011	8,681,357
Land and land under development	8,240,076	8,178,388
Consolidated inventory not owned	352,083	208,959
Total inventories	18,848,170	17,068,704
Investments in unconsolidated entities	1,002,936	870,201
Goodwill	3,442,359	3,442,359
Other assets	1,158,325	1,355,782
	25,555,851	24,324,093
Financial Services	2,329,786	2,778,910
Multifamily	1,020,842	874,219
Lennar Other	552,968	588,959
Total assets	$29,459,447	28,566,181

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

As of August 31, 2019, total assets include $1.0 billion related to consolidated VIEs of which $15.3 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $108.9 million in Homebuilding finished homes and construction in progress, $242.9 million in Homebuilding land and land under development, $352.1 million in Homebuilding consolidated inventory not owned, $4.1 million in Homebuilding investments in unconsolidated entities, $6.0 million in Homebuilding other assets, $222.0 million in Financial Services assets and $50.7 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2019 (2)	2018 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,092,708	1,154,782
Liabilities related to consolidated inventory not owned	298,724	175,590
Senior notes and other debts payable	9,075,016	8,543,868
Other liabilities	1,833,915	1,902,658
	12,300,363	11,776,898
Financial Services	1,455,456	1,868,202
Multifamily	213,054	170,616
Lennar Other	24,627	67,508
Total liabilities	13,993,500	13,883,224
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2019 and November 30, 2018 - 400,000,000 shares; Issued: August 31, 2019 - 297,089,399 shares and November 30, 2018 - 294,992,562 shares	29,709	29,499
Class B common stock of $0.10 par value; Authorized: August 31, 2019 and November 30, 2018 - 90,000,000 shares; Issued: August 31, 2019 - 39,442,650 shares and November 30, 2018 - 39,442,219 shares	3,944	3,944
Additional paid-in capital	8,559,704	8,496,677
Retained earnings	7,633,375	6,487,650
Treasury stock, at cost; August 31, 2019 - 17,208,640 shares of Class A common stock and 1,704,303 shares of Class B common stock; November 30, 2018 - 8,498,203 shares of Class A common stock and 1,698,424 shares of Class B common stock	(855,201)	(435,869)
Accumulated other comprehensive income (loss)	407	(366)
Total stockholders’ equity	15,371,938	14,581,535
Noncontrolling interests	94,009	101,422
Total equity	15,465,947	14,682,957
Total liabilities and equity	$29,459,447	28,566,181

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of August 31, 2019, total liabilities include $577.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $7.8 million is included in Homebuilding accounts payable, $47.1 million in Homebuilding senior notes and other debts payable, $298.7 million in Homebuilding liabilities related to consolidated inventory not owned, $4.3 million in Homebuilding other liabilities, $218.5 million in Financial Services liabilities and $1.2 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Revenues:
Homebuilding	$5,438,998	5,285,742	14,258,318	13,011,832
Financial Services	224,502	258,208	572,029	704,004
Multifamily	183,958	101,064	428,764	312,013
Lennar Other	9,600	27,555	28,919	84,572
Total revenues	5,857,058	5,672,569	15,288,030	14,112,421
Costs and expenses:
Homebuilding	4,781,932	4,671,088	12,608,026	11,711,184
Financial Services	149,804	197,693	422,142	561,853
Multifamily	181,616	103,187	431,510	317,572
Lennar Other	2,734	21,518	7,550	69,883
Acquisition and integration costs related to CalAtlantic	—	11,992	—	140,062
Corporate general and administrative	92,615	96,346	248,071	249,071
Total costs and expenses	5,208,701	5,101,824	13,717,299	13,049,625
Homebuilding equity in loss from unconsolidated entities	(10,459)	(16,739)	(4,601)	(43,537)
Homebuilding other income (expense), net (1)	12,375	10,839	(35,325)	190,713
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	7,883	(1,730)	15,446	15,293
Lennar Other equity in earnings from unconsolidated entities	8,903	6,614	12,255	20,129
Lennar Other income (expense), net	24	(3,811)	(12,900)	(19,238)
Earnings before income taxes	667,083	565,918	1,545,606	1,226,156
Provision for income taxes (2)	(154,440)	(98,298)	(374,670)	(306,870)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	512,643	467,620	1,170,936	919,286
Less: Net earnings (loss) attributable to noncontrolling interests	(723)	14,409	(3,812)	19,603
Net earnings attributable to Lennar	$513,366	453,211	1,174,748	899,683
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$180	(110)	949	(1,357)
Reclassification adjustments for loss included in earnings, net of tax	—	(166)	(176)	(292)
Total other comprehensive income (loss), net of tax	$180	(276)	773	(1,649)
Total comprehensive income attributable to Lennar	$513,546	452,935	1,175,521	898,034
Total comprehensive income (loss) attributable to noncontrolling interests	$(723)	14,409	(3,812)	19,603
Basic earnings per share	$1.60	1.37	3.64	2.95
Diluted earnings per share	$1.59	1.37	3.63	2.94

(1)	Homebuilding other expense, net for the nine months ended August 31, 2019 includes a one-time loss of $48.9 million relating to the consolidation of a previously unconsolidated entity.

(2)
Provision for income taxes for the nine months ended August 31, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2019	2018
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$1,170,936	919,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,822	66,714
Amortization of discount/premium and accretion on debt, net	(19,841)	(17,750)
Equity in (earnings) loss from unconsolidated entities	(12,235)	8,115
Distributions of earnings from unconsolidated entities	9,175	90,431
Share-based compensation expense	65,438	55,638
Deferred income tax expense	144,969	188,132
Gain on sale of operating properties and equipment	(4,925)	(5,107)
Gain on sale of other assets	(4,196)	—
Loss on consolidation of previously unconsolidated entity	48,874	—
Gain on sale of interest in unconsolidated entities and other Multifamily gain	(10,865)	(164,880)
Gain on sale of Financial Services' businesses	(2,368)	—
Unrealized and realized gains on real estate owned	(1,786)	(2,912)
Impairments of loans held-for-sale and real estate owned	—	8,526
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	15,912	40,531
Changes in assets and liabilities:
Decrease (increase) in receivables	527,990	(13,341)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,610,329)	(725,016)
Decrease (increase) in other assets	48,263	(193,835)
Decrease (increase) in loans held-for-sale	(14,992)	130,528
Increase (decrease) in accounts payable and other liabilities	(115,549)	341,357
Net cash provided by operating activities	298,293	726,417
Cash flows from investing activities:
Net additions of operating properties and equipment	(69,557)	(81,493)
Proceeds from the sale of operating properties and equipment and other assets	50,018	22,820
Proceeds from sale of investment in unconsolidated entities	17,790	199,654
Proceeds from sale of Financial Services' businesses	24,446	—
Investments in and contributions to unconsolidated entities	(329,858)	(302,333)
Distributions of capital from unconsolidated and consolidated entities	250,265	227,754
Proceeds from sales of real estate owned	8,560	28,697
Receipts of principal payments on loans receivable and other	2,152	3,271
Purchases of commercial mortgage-backed securities bonds	—	(31,068)
Acquisitions, net of cash and restricted cash acquired	—	(1,078,345)
Increase in Financial Services loans held-for-investment, net	(2,902)	(2,062)
Purchases of investment securities	(31,879)	(39,531)
Proceeds from maturities/sales of investments securities	41,608	34,221
Other payments, net	—	(459)
Net cash used in investing activities	$(39,357)	(1,018,874)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2019	2018
Cash flows from financing activities:
Net borrowings under revolving lines of credit	$700,000	195,300
Net repayments under warehouse facilities	(423,123)	(100,963)
Redemption of senior notes	(500,000)	(825,000)
Proceeds from other borrowings	62,634	70,322
Principal payments on other borrowings	(154,736)	(436,035)
Payments related to other liabilities	(2,533)	(3,200)
Conversions, exchanges and redemption of convertible senior notes	(1,288)	(59,145)
Receipts related to noncontrolling interests	27,395	4,008
Payments related to noncontrolling interests	(35,689)	(68,627)
Debt issuance costs	—	(12,459)
Common stock:
Issuances	388	3,189
Repurchases	(419,322)	(49,490)
Dividends	(38,776)	(35,985)
Net cash used in financing activities	$(785,050)	(1,318,085)
Net decrease in cash and cash equivalents and restricted cash	(526,114)	(1,610,542)
Cash and cash equivalents and restricted cash at beginning of period	1,595,978	2,694,084
Cash and cash equivalents and restricted cash at end of period	$1,069,864	1,083,542
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$808,643	845,015
Financial Services	238,406	177,162
Multifamily	16,478	13,748
Lennar Other	6,337	47,617
	$1,069,864	1,083,542
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$84,624	52,356
Non-cash contributions to unconsolidated entities	$107,368	91,709
Conversions and exchanges on convertible senior notes	$—	217,154
Equity component of acquisition consideration	$—	5,070,006
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$187,506	35,430
Receivables	$102,959	7,198
Operating properties and equipment and other assets	$53,412	—
Investments in unconsolidated entities	$67,925	(25,614)
Notes payable	$(383,212)	—
Other liabilities	$(19,696)	(17,014)
Noncontrolling interests	$(8,894)	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 became effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09. The Company has adopted the modified retrospective method. The Company elected to use the practical expedient within ASU 2017-05 to apply the standard only to contracts not yet completed as of the date of adoption. This will result in higher gains on future sales of partial real estate interests due to recognizing 100% of the gain on the sale of the partial interest and recording the retained noncontrolling interest at fair value. The Company recorded an immaterial net increase to retained earnings as of December 1, 2018, due to the cumulative impact of adopting ASU 2014-09, with the impact primarily related to the recognition of deferral of net margin from home deliveries.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

2016-15 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 did not have a material effect on the Company’s condensed consolidated financial statements.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Homebuilding revenue and net earnings attributable to Lennar for the three and nine months ended August 31, 2018 included $2.2 billion and $4.7 billion, respectively, of home sales revenues, and earnings before income taxes included $209.3 million and $157.3 million, respectively, of a pre-tax earnings from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $12.0 million and $140.1 million, respectively. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three and nine months ended August 31, 2018.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Operations of the Multifamily segment include revenues generated from the sales of land, revenue from construction activities, and management and promote fees generated from joint ventures and equity in earnings (loss) from unconsolidated entities and other gains (which includes sales of investments), less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses.
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
Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Homebuilding East	$6,996,012	7,183,758
Homebuilding Central	2,866,868	2,522,799
Homebuilding Texas	2,428,952	2,311,760
Homebuilding West	11,003,703	10,291,385
Homebuilding Other	1,202,051	1,013,367
Financial Services	2,329,786	2,778,910
Multifamily	1,020,842	874,219
Lennar Other	552,968	588,959
Corporate and unallocated	1,058,265	1,001,024
Total assets	$29,459,447	28,566,181
Homebuilding goodwill	$3,442,359	3,442,359
Financial Services goodwill (1)	$215,516	237,688

(1)	Decrease in goodwill related to the Financial Services' segment sale of substantially all of its retail mortgage and its real estate brokerage business.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Revenues:
Homebuilding East	$1,843,670	1,701,622	4,807,825	4,181,328
Homebuilding Central	724,753	670,908	1,773,605	1,562,000
Homebuilding Texas	713,376	729,150	1,825,105	1,786,015
Homebuilding West	2,063,323	2,174,564	5,747,243	5,447,133
Homebuilding Other	93,876	9,498	104,540	35,356
Financial Services (1)	224,502	258,208	572,029	704,004
Multifamily	183,958	101,064	428,764	312,013
Lennar Other	9,600	27,555	28,919	84,572
Total revenues (2)	$5,857,058	5,672,569	15,288,030	14,112,421
Operating earnings (loss) (3):
Homebuilding East	$256,715	199,205	602,562	454,427
Homebuilding Central	79,209	69,018	165,479	103,192
Homebuilding Texas	78,298	70,742	185,950	122,407
Homebuilding West	259,424	292,050	722,989	656,074
Homebuilding Other (4)	(14,664)	(22,261)	(66,614)	111,724
Total Homebuilding operating earnings	658,982	608,754	1,610,366	1,447,824
Financial Services	74,698	60,515	149,887	142,151
Multifamily	10,225	(3,853)	12,700	9,734
Lennar Other	15,793	8,840	20,724	15,580
Corporate and unallocated (5)	(92,615)	(108,338)	(248,071)	(389,133)
Earnings before income taxes	$667,083	565,918	1,545,606	1,226,156

(1)
Financial Services revenues are lower period over period primarily due to the loss of revenues as a result of the sales of substantially all of the segment's retail mortgage business and the segment's retail agency business and title insurance underwriter.

(2)
Total revenues were net of sales incentives of $330.2 million ($24,400 per home delivered) and $890.7 million ($25,400 per home delivered) for the three and nine months ended August 31, 2019, respectively, compared to $289.0 million ($22,900 per home delivered) and $717.0 million ($22,800 per home delivered) for the three and nine months ended August 31, 2018, respectively.

(3)	All Homebuilding segments were impacted by purchase accounting adjustments that totaled $84.2 million and $376.0 million for the three and nine months ended August 31, 2018, respectively.

(4)
Homebuilding Other operating loss during the nine months ended August 31, 2019 included a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. Homebuilding Other operating earnings during the nine months ended August 31, 2018 included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

(5)
Corporate and unallocated includes corporate, general and administrative expenses, and for the three and nine months ended August 31, 2018, $12.0 million and $140.1 million, respectively, of acquisition and integration costs related to the CalAtlantic acquisition.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(4)	Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Revenues	$74,939	153,136	231,269	322,277
Costs and expenses	99,611	195,525	313,725	451,627
Other income (1)	513	13,903	76,578	119,095
Net loss of unconsolidated entities	$(24,159)	(28,486)	(5,878)	(10,255)
Homebuilding equity in loss from unconsolidated entities	$(10,459)	(16,739)	(4,601)	(43,537)

(1)
During the nine months ended August 31, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which the Company's pro-rata share was $25.9 million. During the nine months ended August 31, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the FivePoint TRA Liability. Therefore, the Company did not include in Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to the Company’s portion of the TRA Liability. As a result, the Company’s unconsolidated entities have net earnings, but the Company has an equity in loss from unconsolidated entities.

For the three and nine months ended August 31, 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of net operating losses from its unconsolidated entities.
For the three and nine months ended August 31, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of valuation adjustments related to assets of Homebuilding's unconsolidated entities and the Company's share of net operating losses from its unconsolidated entities excluding other income.
Balance Sheets

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$536,251	781,833
Inventories	4,262,446	4,291,470
Other assets	1,012,391	1,045,274
	$5,811,088	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$800,962	874,355
Debt (1)	852,090	1,202,556
Equity	4,158,036	4,041,666
	$5,811,088	6,118,577
Homebuilding investments in unconsolidated entities (2)	$1,002,936	870,201

(1)
Debt presented above is net of debt issuance costs of $9.7 million and $12.4 million, as of August 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to the Company's consolidation of a previously unconsolidated entity in the second quarter of 2019.

(2)
Homebuilding investments in unconsolidated entities as of November 30, 2018, does not include $62.0 million of the negative investment balance for one unconsolidated entity as it was reclassed to other liabilities.

As of August 31, 2019 and November 30, 2018, the Company’s recorded investments in Homebuilding unconsolidated entities were $1.0 billion and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of August 31, 2019 and November 30, 2018 was $1.3 billion and $1.2 billion, respectively. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2019 and November 30, 2018, the carrying amount of the Company's investment was $380.5 million and $342.7 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

During the nine months ended August 31, 2018, the Company sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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
The total debt of the Homebuilding unconsolidated entities in which the Company has investments, including Lennar's maximum recourse exposure, were as follows:

(Dollars in thousands)	August 31, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$49,995	48,313
Non-recourse debt with completion guarantees	154,774	239,568
Non-recourse debt without completion guarantees	647,010	861,371
Non-recourse debt to the Company	851,779	1,149,252
The Company’s maximum recourse exposure (1)	10,036	65,707
Debt issuance costs	(9,725)	(12,403)
Total debt (1)	$852,090	1,202,556
The Company’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of August 31, 2019 and November 30, 2018, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantees on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to the Company's consolidation of a previously unconsolidated entity in the second quarter of 2019.

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
As of both August 31, 2019 and November 30, 2018, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2019, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(5)	Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2019 and 2018:

		Three months ended August 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at May 31, 2019	$15,246,535	29,503	3,944	8,529,828	(537,106)	227		7,132,908	87,231
Net earnings (including net loss attributable to noncontrolling interests)	512,643	—	—	—	—	—		513,366	(723)
Employee stock and directors plans	(22,359)	206	—	(400)	(22,165)	—		—	—
Purchases of treasury stock	(295,930)	—	—	—	(295,930)	—		—	—
Amortization of restricted stock	34,048	—	—	34,048	—	—		—	—
Cash dividends	(12,899)	—	—	—	—	—	—	(12,899)	—
Receipts related to noncontrolling interests	18,458	—	—	—	—	—		—	18,458
Payments related to noncontrolling interests	(12,372)	—	—	—	—	—		—	(12,372)
Non cash activity related to noncontrolling interests	(2,357)	—	—	(3,772)	—	—		—	1,415
Total other comprehensive income, net of tax	180	—	—	—	—	180		—	—
Balance at August 31, 2019	$15,465,947	29,709	3,944	8,559,704	(855,201)	407		7,633,375	94,009

		Nine months ended August 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)	6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	1,170,936	—	—	—	—	—	1,174,748	(3,812)
Employee stock and directors plans	(23,050)	210	—	1,361	(24,621)	—	—	—
Purchases of treasury stock	(394,711)	—	—	—	(394,711)	—	—	—
Amortization of restricted stock	65,438	—	—	65,438	—	—	—	—
Cash dividends	(38,776)	—	—	—	—	—	(38,776)	—
Receipts related to noncontrolling interests	27,395	—	—	—	—	—	—	27,395
Payments related to noncontrolling interests	(35,689)	—	—	—	—	—	—	(35,689)
Non-cash consolidations, net	8,894	—	—	—	—	—	—	8,894
Cumulative-effect of accounting change (see Note 1 to the Notes to the Condensed Consolidated Financial Statements)	9,753	—	—	—	—	—	9,753	—
Non-cash activity related to noncontrolling interests	(7,973)	—	—	(3,772)	—	—	—	(4,201)
Total other comprehensive income, net of tax	773	—	—	—	—	773	—	—
Balance at August 31, 2019	$15,465,947	29,709	3,944	8,559,704	(855,201)	407	7,633,375	94,009

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three months ended August 31, 2018
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2018	$13,698,870	29,373	3,944	8,458,211	(164,552)	(339)	5,264,674	107,559
Net earnings (including net earnings attributable to noncontrolling interests)	467,620	—	—	—	—	—	453,211	14,409
Employee stock and directors plans	(20,943)	125	—	(95)	(20,969)	—	(4)	—
Amortization of restricted stock	21,918	—	—	21,918	—	—	—	—
Cash dividends	(13,205)	—	—	—	—	—	(13,205)	—
Receipts related to noncontrolling interests	126	—	—	—	—	—	—	126
Payments related to noncontrolling interests	(38,215)	—	—	—	—	—	—	(38,215)
Non-cash activity to noncontrolling interests	285	—	—	—	—	—	—	285
Total other comprehensive loss, net of tax	(276)	—	—	—	—	(276)	—	—
Balance at August 31, 2018	$14,116,180	29,498	3,944	8,480,034	(185,521)	(615)	5,704,676	84,164

		Nine months ended August 31, 2018
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2017	$7,986,132	20,543	3,769	3,142,013	(136,020)	1,034	4,840,978	113,815
Net earnings (including net earnings attributable to noncontrolling interests)	919,286	—	—	—	—	—	899,683	19,603
Employee stock and directors plans	(45,148)	182	—	4,171	(49,501)	—	—	—
Stock issuance in connection with CalAtlantic acquisition	5,070,006	8,408	168	5,061,430	—	—	—	—
Conversion of convertible senior notes to Class A common stock	217,154	365	7	216,782	—	—	—	—
Amortization of restricted stock	55,638	—	—	55,638	—	—	—	—
Cash dividends	(35,985)	—	—	—	—	—	(35,985)	—
Receipts related to noncontrolling interests	4,008	—	—	—	—	—	—	4,008
Payments related to noncontrolling interests	(68,627)	—	—	—	—	—	—	(68,627)
Non-cash activity to noncontrolling interests	15,365	—	—	—	—	—	—	15,365
Total other comprehensive loss, net of tax	(1,649)	—	—	—	—	(1,649)	—	—
Balance at August 31, 2018	$14,116,180	29,498	3,944	8,480,034	(185,521)	(615)	5,704,676	84,164

On October 3, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share on both its Class A and Class B common stock, payable on November 1, 2019 to holders of record at the close of business on October 18, 2019. On July 25, 2019, the Company paid cash dividends of $0.04 per share on both its Class A and Class B common stock to holders of record at the close of business on July 11, 2019, as declared by its Board of Directors on June 26, 2019. The Company approved and paid cash dividends of $0.04 per share on both its Class A and Class B common stock in each quarter for the year ended November 30, 2018.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, or 25 million in shares of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. During the three months ended August 31, 2019, under this repurchase program, the Company repurchased 6.1 million shares of its Class A common stock for approximately $295.9 million at an average share price of $48.41. During the nine months ended August 31, 2019, under this repurchase program, the Company repurchased 8.1 million shares of its Class A common stock for approximately $394.7 million at an average share price of $48.65.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(6)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income taxes	$154,440	98,298	374,670	306,870
Effective tax rate (1)	23.1%	17.8%	24.2%	25.4%

(1)
For the three and nine months ended August 31, 2019, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy credits. For the three months ended August 31, 2018, the effective tax rate included tax benefits for tax accounting method changes implemented during the third quarter, energy credits and the domestic production activities deduction. For the nine months ended August 31, 2018, the effective tax rate included a non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act, offset primarily by tax accounting method changes, energy tax credits and tax benefits for the domestic production activities deduction. Excluding the one-time non-cash deferred tax asset write down of $68.6 million recorded in the first quarter of 2018 due to the tax reform bill and the $34.1 million benefit recorded in the third quarter of 2018, primarily related to tax accounting method changes and energy credits, the tax rate for the nine months ended August 31, 2018 would have been 22.6%.

As of August 31, 2019 and November 30, 2018, the Company's deferred tax assets, net, included in the condensed consolidated balance sheets were $370.0 million and $515.5 million, respectively.
As of both August 31, 2019 and November 30, 2018, the Company had $14.7 million of gross unrecognized tax benefits.
At August 31, 2019, the Company had $55.0 million accrued for interest and penalties, which increased $2.1 million during the nine months ended August 31, 2019. At November 30, 2018, the Company had $52.9 million accrued for interest and penalties.

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net earnings attributable to Lennar	$513,366	453,211	1,174,748	899,683
Less: distributed earnings allocated to nonvested shares	119	105	312	319
Less: undistributed earnings allocated to nonvested shares	4,401	3,633	9,271	7,674
Numerator for basic earnings per share	508,846	449,473	1,165,165	891,690
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	1,498	347	4,655	796
Plus: interest on convertible senior notes	—	—	—	80
Plus: undistributed earnings allocated to convertible shares	—	—	—	6
Numerator for diluted earnings per share	$507,348	449,126	1,160,510	890,980
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	318,103	327,214	319,924	302,046
Effect of dilutive securities:
Shared based payments	1	23	3	57
Convertible senior notes	—	—	—	732
Denominator for diluted earnings per share - weighted average common shares outstanding	318,104	327,237	319,927	302,835
Basic earnings per share	$1.60	1.37	3.64	2.95
Diluted earnings per share	$1.59	1.37	3.63	2.94

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

For both the three and nine months ended August 31, 2019 and 2018, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(8)	Financial Services Segment
The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$228,217	188,485
Restricted cash	10,189	17,944
Receivables, net (1)	255,083	731,169
Loans held-for-sale (2)	1,228,592	1,213,889
Loans held-for-investment, net	73,366	70,216
Investments held-to-maturity	193,268	189,472
Investments available-for-sale (3)	3,597	4,161
Goodwill	215,516	237,688
Other assets (4)	121,958	125,886
	$2,329,786	2,778,910
Liabilities:
Notes and other debts payable	$1,156,078	1,558,702
Other liabilities (5)	299,378	309,500
	$1,455,456	1,868,202

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2019 and November 30, 2018, respectively.

(2)	Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
As of August 31, 2019 and November 30, 2018, other assets included mortgage loan commitments carried at fair value of $25.9 million and $16.4 million, respectively, and mortgage servicing rights carried at fair value of $23.1 million and $37.2 million, respectively.

(5)
As of August 31, 2019 and November 30, 2018, other liabilities included $63.4 million and $60.3 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of August 31, 2019 and November 30, 2018, other liabilities also included forward contracts carried at fair value of $9.6 million and $10.4 million, respectively.

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
At August 31, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2019 (1)	$500,000
364-day warehouse repurchase facility that matures November 2019 (2)	300,000
364-day warehouse repurchase facility that matures March 2020 (3)	300,000
364-day warehouse repurchase facility that matures June 2020	500,000
Total	$1,600,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $400 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

The Financial Services segment uses these facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $887.8 million and $1.3 billion at August 31, 2019 and November 30, 2018, respectively, and were collateralized by residential mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $913.9 million and $1.3 billion at August 31, 2019 and November 30, 2018, respectively. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Loan origination liabilities, beginning of period	$7,424	28,016	48,584	22,543
Provision for losses	1,006	1,059	2,593	2,696
Origination liabilities assumed related to CalAtlantic acquisition	—	20,500	—	24,459
Payments/settlements	(109)	(124)	(42,856)	(247)
Loan origination liabilities, end of period	$8,321	49,451	8,321	49,451

RMF - loans held-for-sale
During the nine months ended August 31, 2019, RMF originated commercial loans with a total principal balance of $984.5 million, of which $969.2 million were recorded as loans held-for-sale, $15.3 million were recorded as loans held-for-investments, and sold $848.3 million of commercial loans into seven separate securitizations. As of August 31, 2019 and November 30, 2018, there were no unsettled transactions.
During the nine months ended August 31, 2018, RMF originated commercial loans with a total principal balance of $997.5 million, all of which were recorded as loans held-for-sale, and sold $1.1 billion of commercial loans into 12 separate securitizations.
At August 31, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of August 31, 2019. There were no borrowings under this facility as of November 30, 2018.

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $113.0 million and $178.8 million as of August 31, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At August 31, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $166.7 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2019 or 2018. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At August 31, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $155.2 million and $123.7 million, respectively, and the interest is incurred at a fixed rate of 3.2% to 4.1%.

(9)	Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Multifamily segment were as follows:

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$16,478	7,832
Receivables (1)	78,016	73,829
Land under development	284,595	277,894
Investments in unconsolidated entities	539,697	481,129
Other assets	102,056	33,535
	$1,020,842	874,219
Liabilities:
Accounts payable and other liabilities	$176,914	170,616
Notes payable (2)	36,140	—
	$213,054	170,616

(1)	Receivables primarily related to general contractor services, net of deferrals and management fee income receivables due from unconsolidated entities.

(2)	Notes payable are net of debt issuance costs.
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2019 and November 30, 2018, the fair value of the completion guarantees was immaterial. Additionally, as of August 31, 2019 and November 30, 2018, the Multifamily segment had $1.2 million and $4.6 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit are included in the disclosure in Note 12 related to the Company's performance and financial letters of credit. As of August 31, 2019 and November 30, 2018, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.1 billion and $1.0 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for certain of its Multifamily unconsolidated entities and receives fees for performing this function. During the three and nine months ended August 31, 2019, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

of $14.3 million and $40.7 million, respectively. During the three and nine months ended August 31, 2018, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $12.2 million and $36.1 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and nine months ended August 31, 2019, the Multifamily segment provided general contractor services, net of deferrals, totaling $83.2 million and $264.8 million, respectively, which were partially offset by costs related to those services of $79.9 million and $254.5 million, respectively. During the three and nine months ended August 31, 2018, the Multifamily segment provided general contractor services, net of deferrals, totaling $83.8 million and $262.6 million, respectively, which were partially offset by costs related to those services of $80.5 million and $252.7 million, respectively.
Lennar Multifamily Venture I ("LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2019, $162.4 million in equity commitments were called, of which the Company contributed its portion of $39.6 million. During the nine months ended August 31, 2019, the Company received $12.3 million of distributions as a return of capital from LMV I. As of August 31, 2019, $2.1 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $480.4 million, representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $23.6 million. As of August 31, 2019 and November 30, 2018, the carrying value of the Company's investment in LMV I was $397.9 million and $383.4 million, respectively.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Lennar Multifamily Venture II LP ("LMV II"), for the development, construction and property management of class-A multifamily assets. In June 2019, the Multifamily segment completed the final closing of LMV II which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2019, $200.8 million in equity commitments were called, of which the Company contributed $54.9 million, which was made up of $132.2 million of inventory and cash contributions, offset by $77.3 million of distributions as a return of capital resulting in a remaining commitment for the Company of $244.9 million. As of August 31, 2019, $452.8 million of the $1.3 billion in equity commitments had been called. As of August 31, 2019 and November 30, 2018, the carrying value of the Company's investment in LMV II was $115.1 million and $63.0 million, respectively. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. As of August 31, 2019, LMV II included 13 undeveloped multifamily assets totaling approximately 4,700 apartments with projected project costs of approximately $2.0 billion.
Summarized condensed financial information on a combined 100% basis related to Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(Dollars in thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$28,260	61,571
Operating properties and equipment/construction in progress	4,188,948	3,708,613
Other assets	57,298	40,899
	$4,274,506	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$200,850	199,119
Notes payable (1)	1,731,702	1,381,656
Equity	2,341,954	2,230,308
	$4,274,506	3,811,083
Multifamily investments in unconsolidated entities	$539,697	481,129

(1)	Notes payable are net of debt issuance costs of $21.5 million and $15.7 million, as of August 31, 2019 and November 30, 2018, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$44,338	31,907	118,318	82,980
Costs and expenses	64,423	47,235	175,636	122,512
Other income, net	33,178	13,588	54,578	52,457
Net earnings (loss) of unconsolidated entities	$13,093	(1,740)	(2,740)	12,925
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$7,883	(1,730)	15,446	15,293

(1)
During the three months ended August 31, 2019, the Multifamily segment sold, through its unconsolidated entities, one operating property resulting in the segment's $12.6 million share of gain. During the nine months ended August 31, 2019, the Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an operating property resulting in the segment's $28.1 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three and nine months ended August 31, 2018, the Multifamily segment sold one and four operating properties, respectively, through its unconsolidated entities resulting in the segment's $1.7 million and $23.3 million share of gains, respectively.

(10) Lennar Other
Lennar Other primarily includes fund investments the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies.
The assets and liabilities related to Lennar Other were as follows:

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$5,362	24,334
Restricted cash	975	7,175
Real estate owned, net	2,943	25,632
Investments in unconsolidated entities	447,734	424,104
Investments held-to-maturity	60,803	59,974
Other assets	35,151	47,740
	$552,968	588,959
Liabilities:
Notes and other debts payable	$15,131	14,488
Other liabilities	9,496	53,020
	$24,627	67,508
Investments held-to-maturity
At August 31, 2019 and November 30, 2018, the carrying value of Lennar Other's CMBS was $60.8 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. The Company reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the Company’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2019 or 2018. The Company classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the segment. At August 31, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $13.2 million and $12.6 million, respectively, and the interest is incurred at a rate of 4.2%.
(11) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

deposit to secure and support performance obligations. Financial Services’ restricted cash primarily consists of cash balances required by certain warehouse lines of credit agreements and proceeds from loan sales not yet remitted to a warehouse bank. Financial Services' restricted cash also includes upfront deposits and application fees RMF receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders that is disbursed in accordance with agreements between the transacting parties.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the respective condensed consolidated balance sheets:

	August 31,
(In thousands)	2019	2018
Homebuilding:
Cash and cash equivalents	$795,405	833,274
Restricted cash	13,238	11,741
Financial Services:
Cash and cash equivalents	228,217	165,051
Restricted cash	10,189	12,111
Multifamily:
Cash and cash equivalents	16,478	13,748
Lennar Other:
Cash and cash equivalents	5,362	36,343
Restricted cash	975	11,274
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,069,864	1,083,542

Homebuilding cash and cash equivalents as of August 31, 2019 and November 30, 2018 included $492.8 million and $926.1 million, respectively, of cash held in escrow for approximately three days.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(12)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2019	November 30, 2018
Unsecured revolving credit facility	$700,000	—
4.50% senior notes due 2019	599,848	599,176
6.625% senior notes due 2020 (1)	305,684	311,735
2.95% senior notes due 2020	299,275	298,838
8.375% senior notes due 2021 (1)	423,119	435,897
4.750% senior notes due 2021	498,697	498,111
6.25% senior notes due December 2021 (1)	311,510	315,283
4.125% senior notes due 2022	597,637	596,894
5.375% senior notes due 2022 (1)	258,912	261,055
4.750% senior notes due 2022	571,266	570,564
4.875% senior notes due December 2023	396,456	395,759
4.500% senior notes due 2024	646,622	646,078
5.875% senior notes due 2024 (1)	449,327	452,833
4.750% senior notes due 2025	497,447	497,114
5.25% senior notes due 2026 (1)	408,224	409,133
5.00% senior notes due 2027 (1)	352,988	353,275
4.75% senior notes due 2027	892,859	892,297
4.500% senior notes due 2019	—	499,585
0.25% convertible senior notes due 2019	—	1,291
Mortgage notes on land and other debt	865,145	508,950
	$9,075,016	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $24.9 million and $31.2 million as of August 31, 2019 and November 30, 2018, respectively.
In June 2019, the Company redeemed $500 million aggregate principal amount of its 4.50% senior notes due June 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In April 2019, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the commitments from $2.3 billion to $2.4 billion and extend the maturity one year to April 2024, with $50 million maturing in June 2020. The Credit Facility has a $400 million accordion feature, subject to additional commitments, thus the maximum borrowings are $2.8 billion. Subsequent to August 31, 2019, our Credit Facility commitments were increased by $50 million to total commitments of $2.5 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at August 31, 2019. In addition, the Company had $305 million of letter of credit facilities with different financial institutions.
The Company’s performance letters of credit outstanding were $682.3 million and $598.4 million, at August 31, 2019 and November 30, 2018, respectively. The Company’s financial letters of credit outstanding were $180.8 million and $165.4 million, at August 31, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2019, the Company had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2019, there were approximately $1.4 billion, or 47%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Warranty reserve, beginning of the period	$291,624	294,710	319,109	164,619
Warranties issued	49,603	48,878	131,429	121,422
Adjustments to pre-existing warranties from changes in estimates (1)	1,097	(4,785)	(6,426)	5,310
Warranties assumed related to acquisitions	—	(5)	—	117,549
Payments	(51,808)	(40,575)	(153,596)	(110,677)
Warranty reserve, end of period	$290,516	298,223	290,516	298,223

(1)	The adjustments to pre-existing warranties from changes in estimates are primarily related to specific claims for certain of the Company's homebuilding communities and other adjustments.

(14)	Share-Based Payments
During the three and nine months ended August 31, 2019, the Company granted employees 2.1 million nonvested shares. During the three and nine months ended August 31, 2018, the Company granted employees 1.3 million and 1.7 million nonvested shares, respectively. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2019 was $34.0 million and $65.4 million, respectively. Compensation expense related to the Company’s nonvested shares for the three and nine months ended August 31, 2018 was $21.9 million and $55.6 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(15)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2019 and November 30, 2018, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2019		November 30, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$73,366	69,830	70,216	63,794
Investments held-to-maturity	Level 3	$166,672	200,743	136,982	149,767
Investments held-to-maturity	Level 2	$26,596	27,824	52,490	52,220
Lennar Other:
Investments held-to-maturity	Level 3	$60,803	65,888	59,974	72,986
LIABILITIES
Homebuilding senior notes and other debts payable	Level 2	$9,075,016	9,461,643	8,543,868	8,336,166
Financial Services notes and other debts payable	Level 2	$1,156,078	1,157,463	1,558,702	1,559,718
Multifamily notes payable	Level 2	$36,140	36,140	—	—
Lennar Other notes and other debts payable	Level 2	$15,131	15,131	14,488	14,488

The following methods and assumptions are used by the Company in estimating fair values:
Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. For notes and other debts payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the majority of the borrowings.
Lennar Other—The fair value for investments held-to-maturity is based on discounted cash flows. For notes and other debts payable, the fair values approximate their carrying value due to their short-term maturities.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at August 31, 2019	Fair Value at November 30, 2018
Financial Services Assets (Liabilities):
RMF loans held-for-sale (1)	Level 3	$178,704	61,691
Financial Services residential loans held-for-sale (2)	Level 2	$1,049,888	1,152,198
Investments available-for-sale	Level 1	$3,597	4,161
Mortgage loan commitments	Level 2	$25,871	16,373
Forward contracts	Level 2	$(9,626)	(10,360)
Mortgage servicing rights	Level 3	$23,072	37,206

(1)
The aggregate fair value of RMF loans held-for-sale of $178.7 million at August 31, 2019 exceeded their aggregate principal balance of $171.5 million by $7.2 million. The aggregate fair value of RMF loans held-for-sale of $61.7 million at November 30, 2018 exceeded their aggregate principal balance of $61.0 million by $0.7 million.

(2)
The aggregate fair value of Financial Services residential loans held-for-sale of $1.0 billion at August 31, 2019 exceeded their aggregate principal balance of $1.0 billion by $37.7 million. The aggregate fair value of Financial Services residential loans held-for-sale of $1.2 billion at November 30, 2018 exceeded their aggregate principal balance of $1.1 billion by $37.3 million.

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
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights was included in Financial Services’ loans held-for-sale as of August 31, 2019 and November 30, 2018. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Financial Services forward contracts - Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts was included in the Financial Services segment's other liabilities as of August 31, 2019 and November 30, 2018.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2019, the segment had open commitments amounting to $1.6 billion to sell MBS with varying settlement dates through November 2019.
Financial Services mortgage servicing rights - Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of August 31, 2019, the key assumptions used in determining the fair value include a 20.1% mortgage prepayment rate, a 12.4% discount rate and an 8.4% delinquency rate. The fair value of mortgage servicing rights is included in the Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(2,490)	(692)	397	(403)
Mortgage loan commitments	646	(5,810)	9,498	9,409
Forward contracts	1,646	3,550	734	(4,326)
Investments available-for-sale	—	166	176	292
Changes in fair value included in other comprehensive income (loss), net of tax:
Financial Services investments available-for-sale	180	(110)	949	(1,357)

Interest on Financial Services loans held-for-sale and RMF loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended August 31,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$29,419	259,599	34,592	325,373
Purchases/loan originations	449	263,888	1,734	333,680
Sales/loan originations sold, including those not settled	—	(347,713)	—	(516,958)
Disposals/settlements	(1,544)	—	(1,290)	—
Changes in fair value (1)	(5,252)	3,502	38	(1,400)
Interest and principal paydowns	—	(572)	—	23
Ending balance	$23,072	178,704	35,074	140,718

	Nine Months Ended August 31,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning balance	$37,206	61,691	31,163	234,403
Purchases/loan originations	2,707	969,200	5,880	997,515
Sales/loan originations sold, including those not settled	—	(848,262)	—	(1,073,211)
Disposals/settlements	(3,830)	(9,920)	(5,830)	(19,600)
Changes in fair value (1)	(13,011)	6,825	3,861	1,970
Interest and principal paydowns	—	(830)	—	(359)
Ending balance	$23,072	178,704	35,074	140,718

(1)	Changes in fair value for RMF loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$4,922	4,142	(780)	—	—	—
Land and land under development (1)	Level 3	$1,300	85	(1,215)	25,173	13,373	(11,800)

		Nine Months Ended August 31,
		2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$4,922	4,142	(780)	—	—	—
Land and land under development (1)	Level 3	$8,253	3,085	(5,168)	91,960	60,059	(31,901)

(1)	Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of August 31, 2019 and 2018, there were 1,295 and 1,307 active communities, excluding unconsolidated entities, respectively. As of August 31, 2019, the Company identified 47 communities with 2,554 homesites and a corresponding carrying value of $331.2 million as having potential indicators of impairment. For the nine months ended August 31, 2019, the Company recorded a valuation adjustment of $2.0 million on 110 homesites in one community with a carrying value of $6.2 million.
As of August 31, 2018, the Company identified 15 communities with 843 homesites and a corresponding carrying value of $219.3 million as having potential indicators of impairment. For the nine months ended August 31, 2018, the Company recorded valuation adjustments of $29.4 million on 688 homesites in five communities with a carrying value of $56.5 million.
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the nine months ended August 31, 2019 and August 31, 2018:

	Nine Months Ended
	August 31, 2019	August 31, 2018
Unobservable inputs		Range
Average selling price	$167,000	$233,000	-	$843,000
Absorption rate per quarter (homes)	12	4	-	16
Discount rate	20%	20%

(16)	Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements, during the nine months ended August 31, 2019. Based on the Company's evaluation, during the nine months ended August 31, 2019, the Company consolidated five entities that had a total combined assets and liabilities of $505.2 million and $602.1 million, respectively. During the nine months ended August 31, 2019, there were no VIEs that were deconsolidated.
Consolidated VIEs
As of August 31, 2019, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.0 billion and $577.7 million, respectively. As of November 30, 2018, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $666.2 million and $242.5 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
The increase in VIEs' assets and non-recourse liabilities during the nine months ended August 31, 2019 was primarily due to the consolidation of an unconsolidated entity related to the sale of the majority of the Company's retail title agency business. In connection with the sale of the majority of its retail title agency business and title insurance underwriter in the first quarter of 2019, the Company provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, the Company is required to consolidate the buyer’s results at this time.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

During the second quarter of 2019, the Company consolidated a previously unconsolidated entity, which resulted from a reconsideration event that required the reassessment of a homebuilding unconsolidated entity. The reconsideration event was the change of the entity’s conclusion with respect to future capital calls required to fund operations and debt repayments. Upon reconsideration, the Company determined that the homebuilding entity continued to meet the accounting definition of a VIE and the Company was deemed to be the primary beneficiary. The Company consolidated the previously unconsolidated entity’s net assets at estimated fair value. The determination of fair value of the homebuilding entity’s net assets requires the discounting of estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the homebuilding entity and related cash flow streams. The Company used a 15% discount rate in determining the fair value of the entity, which was subject to perceived risks associated with the entity’s cash flow streams. There was no non-controlling interest recorded in consolidation. As a result, the Company recorded a one-time loss of $48.9 million from the consolidation which was included in Homebuilding other income (expense), net on the condensed consolidated statements of operations. During the three months ended August 31, 2019, the Company bought out the partner's interest in the entity and therefore at August 31, 2019, the entity is no longer considered a VIE. At August 31, 2019, the consolidated homebuilding entity had total assets and liabilities of $240.5 million and $373.5 million, respectively.
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
Unconsolidated VIEs
At August 31, 2019 and November 30, 2018, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	August 31, 2019		November 30, 2018
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$84,772	84,973	123,064	184,945
Multifamily (2)	520,786	797,167	463,534	710,754
Financial Services (3)	166,672	166,672	136,982	136,982
Lennar Other (4)	67,583	67,583	63,919	63,919
	$839,813	1,116,395	787,499	1,096,600

(1)
As of August 31, 2019, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited primarily to its investments in the unconsolidated VIEs. As of November 30, 2018, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of one unconsolidated entity's debt of $54.8 million.

(2)
As of August 31, 2019 and November 30, 2018, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $268.6 million and $237.0 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects and $1.2 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

(3)
At both August 31, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Financial Services segment was limited to its investments in the unconsolidated VIEs, which included $166.7 million and $137.0 million, respectively, related to the Financial Services' CMBS investments held-to-maturity.

(4)
At both August 31, 2019 and November 30, 2018, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs, which included $60.8 million and $60.0 million, respectively, related to the Lennar Other segment's CMBS investments held-to-maturity.

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
As of August 31, 2019, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for $268.6 million remaining equity commitment to fund LMV I and LMV II for future expenditures related to the construction and development of the projects and $1.2 million of letters of credit outstanding for certain Multifamily

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Option Contracts
The Company has access to land through option contracts, which generally enable it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the options.
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
During the nine months ended August 31, 2019, consolidated inventory not owned increased by $143.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2019. The increase was primarily related to the consolidation of option contracts, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $311.1 million and $209.5 million at August 31, 2019 and November 30, 2018, respectively. Additionally, the Company had posted $74.8 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2019 and November 30, 2018, respectively.

(17)	Commitments and Contingent Liabilities
The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

(18)	New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning December 1, 2019 and subsequent interim periods. While the Company is continuing to evaluate the impact the adoption of ASU 2016-02 will have on the Company's condensed consolidated financial statements, the Company believes the adoption of ASU 2016-02 will have a material impact on the Company's condensed consolidated balance sheets due to the recognition of right-of-use assets and related liabilities, but the Company does not expect a material impact on the Company's condensed consolidated statements of operations or cash flows. Subsequent to the issuance of ASU 2016-02, the FASB issued ASUs 2018-01, Land Easement Practical Expedient for Transition to Topic 842, 2018-10, Codification Improvements to Topic 842, Leases, 2018-11, Leases (Topic 842): Targeted Improvements, 2018-20, Narrow-Scope Improvements for Lessors, and 2019-01, Leases (Topic 842) Codification Improvements. These ASUs do not change the core principle of the guidance in ASU 2016-02. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-02.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
The indentures governing the Company’s 4.50% senior notes due 2019, 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2019 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 12 of the Notes to the Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2019 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Balance Sheet
August 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$383,310	699,003	21,748	—	1,104,061
Inventories	—	18,496,698	351,472	—	18,848,170
Investments in unconsolidated entities	—	998,863	4,073	—	1,002,936
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	347,411	651,596	201,097	(41,779)	1,158,325
Investments in subsidiaries	10,451,599	26,682	—	(10,478,281)	—
Intercompany	13,162,167	—	—	(13,162,167)	—
	24,344,487	24,315,201	578,390	(23,682,227)	25,555,851
Financial Services	—	253,881	2,077,040	(1,135)	2,329,786
Multifamily	—	—	1,020,842	—	1,020,842
Lennar Other	—	140,777	412,191	—	552,968
Total assets	$24,344,487	24,709,859	4,088,463	(23,683,362)	29,459,447
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$826,969	1,833,573	308,995	(42,914)	2,926,623
Liabilities related to consolidated inventory not owned	—	298,724	—	—	298,724
Senior notes and other debts payable	8,145,580	882,357	47,079	—	9,075,016
Intercompany	—	11,298,276	1,863,891	(13,162,167)	—
	8,972,549	14,312,930	2,219,965	(13,205,081)	12,300,363
Financial Services	—	36,421	1,419,035	—	1,455,456
Multifamily	—	—	213,054	—	213,054
Lennar Other	—	—	24,627	—	24,627
Total liabilities	8,972,549	14,349,351	3,876,681	(13,205,081)	13,993,500
Stockholders’ equity	15,371,938	10,360,508	117,773	(10,478,281)	15,371,938
Noncontrolling interests	—	—	94,009	—	94,009
Total equity	15,371,938	10,360,508	211,782	(10,478,281)	15,465,947
Total liabilities and equity	$24,344,487	24,709,859	4,088,463	(23,683,362)	29,459,447

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,413,602	25,396	—	5,438,998
Financial Services	—	36,409	192,960	(4,867)	224,502
Multifamily	—	—	183,958	—	183,958
Lennar Other	—	—	9,600	—	9,600
Total revenues	—	5,450,011	411,914	(4,867)	5,857,058
Cost and expenses:
Homebuilding	—	4,758,852	24,009	(929)	4,781,932
Financial Services	—	17,707	137,148	(5,051)	149,804
Multifamily	—	—	181,616	—	181,616
Lennar Other	—	—	2,734	—	2,734
Corporate general and administrative	86,846	4,503	—	1,266	92,615
Total costs and expenses	86,846	4,781,062	345,507	(4,714)	5,208,701
Homebuilding equity in loss from unconsolidated entities	—	(10,455)	(4)	—	(10,459)
Homebuilding other income (expense), net	(153)	7,101	5,274	153	12,375
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	7,883	—	7,883
Lennar Other equity in earnings from unconsolidated entities	—	561	8,342	—	8,903
Lennar Other income, net	—	—	24	—	24
Earnings (loss) before income taxes	(86,999)	666,156	87,926	—	667,083
Benefit (provision) for income taxes	19,816	(151,808)	(22,448)	—	(154,440)
Equity in earnings from subsidiaries	580,549	42,876	—	(623,425)	—
Net earnings (including net loss attributable to noncontrolling interests)	513,366	557,224	65,478	(623,425)	512,643
Less: Net loss attributable to noncontrolling interests	—	—	(723)	—	(723)
Net earnings attributable to Lennar	$513,366	557,224	66,201	(623,425)	513,366
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	180	—	180
Total other comprehensive income, net of tax	$—	—	180	—	180
Total comprehensive income attributable to Lennar	$513,366	557,224	66,381	(623,425)	513,546
Total comprehensive loss attributable to noncontrolling interests	$—	—	(723)	—	(723)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,266,053	19,689	—	5,285,742
Financial Services	—	104,233	158,996	(5,021)	258,208
Multifamily	—	—	101,064	—	101,064
Lennar Other	—	—	27,555	—	27,555
Total revenues	—	5,370,286	307,304	(5,021)	5,672,569
Cost and expenses:
Homebuilding	—	4,649,490	18,211	3,387	4,671,088
Financial Services	—	89,902	118,856	(11,065)	197,693
Multifamily	—	—	103,187	—	103,187
Lennar Other	—	—	24,731	(3,213)	21,518
Acquisition and integration costs related to CalAtlantic	—	11,992	—	—	11,992
Corporate general and administrative	94,476	604	—	1,266	96,346
Total costs and expenses	94,476	4,751,988	264,985	(9,625)	5,101,824
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(16,995)	256	—	(16,739)
Homebuilding other income, net	4,614	7,618	3,211	(4,604)	10,839
Multifamily equity in loss from unconsolidated entities and other gain	—	—	(1,730)	—	(1,730)
Lennar Other equity in earnings from unconsolidated entities	—	1,257	5,357	—	6,614
Lennar Other income (expense), net	—	122	(3,933)	—	(3,811)
Earnings (loss) before income taxes	(89,862)	610,300	45,480	—	565,918
Benefit (provision) for income taxes	13,688	(101,924)	(10,062)	—	(98,298)
Equity in earnings from subsidiaries	529,385	19,889	—	(549,274)	—
Net earnings (including net earnings attributable to noncontrolling interests)	453,211	528,265	35,418	(549,274)	467,620
Less: Net earnings attributable to noncontrolling interests	—	—	14,409	—	14,409
Net earnings attributable to Lennar	$453,211	528,265	21,009	(549,274)	453,211
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(110)	—	(110)
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(166)	—	(166)
Total other comprehensive loss, net of tax	$—	—	(276)	—	(276)
Total comprehensive income attributable to Lennar	$453,211	528,265	20,733	(549,274)	452,935
Total comprehensive income attributable to noncontrolling interests	$—	—	14,409	—	14,409

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	14,202,932	55,386	—	14,258,318
Financial Services	—	121,679	464,938	(14,588)	572,029
Multifamily	—	—	428,764	—	428,764
Lennar Other	—	—	28,919	—	28,919
Total revenues	—	14,324,611	978,007	(14,588)	15,288,030
Cost and expenses:
Homebuilding	—	12,546,016	55,910	6,100	12,608,026
Financial Services	—	76,914	368,926	(23,698)	422,142
Multifamily	—	—	431,510	—	431,510
Lennar Other	—	—	7,550	—	7,550
Corporate general and administrative	238,696	5,579	—	3,796	248,071
Total costs and expenses	238,696	12,628,509	863,896	(13,802)	13,717,299
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(4,869)	268	—	(4,601)
Homebuilding other income (expense), net	(783)	(43,845)	8,517	786	(35,325)
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	15,446	—	15,446
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(7,024)	19,279	—	12,255
Lennar Other expense, net	—	—	(12,900)	—	(12,900)
Earnings (loss) before income taxes	(239,479)	1,640,364	144,721	—	1,545,606
Benefit (provision) for income taxes	57,906	(394,383)	(38,193)	—	(374,670)
Equity in earnings from subsidiaries	1,356,321	76,352	—	(1,432,673)	—
Net earnings (including net loss attributable to noncontrolling interests)	1,174,748	1,322,333	106,528	(1,432,673)	1,170,936
Less: Net loss attributable to noncontrolling interests	—	—	(3,812)	—	(3,812)
Net earnings attributable to Lennar	$1,174,748	1,322,333	110,340	(1,432,673)	1,174,748
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	949	—	949
Reclassification adjustments for loss included in earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	$—	—	773	—	773
Total comprehensive income attributable to Lennar	$1,174,748	1,322,333	111,113	(1,432,673)	1,175,521
Total comprehensive loss attributable to noncontrolling interests	$—	—	(3,812)	—	(3,812)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	12,942,016	69,816	—	13,011,832
Financial Services	—	277,502	441,517	(15,015)	704,004
Multifamily	—	—	312,013	—	312,013
Lennar Other	—	—	84,572	—	84,572
Total revenues	—	13,219,518	907,918	(15,015)	14,112,421
Cost and expenses:
Homebuilding	—	11,640,728	69,826	630	11,711,184
Financial Services	—	254,130	331,181	(23,458)	561,853
Multifamily	—	—	317,572	—	317,572
Lennar Other	—	—	76,465	(6,582)	69,883
Acquisition and integration costs related to CalAtlantic	—	140,062	—	—	140,062
Corporate general and administrative	243,361	1,813	—	3,897	249,071
Total costs and expenses	243,361	12,036,733	795,044	(25,513)	13,049,625
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(43,756)	219	—	(43,537)
Homebuilding other income, net	10,527	182,870	7,814	(10,498)	190,713
Multifamily equity in earnings from unconsolidated entities	—	—	15,293	—	15,293
Lennar Other equity in earnings from unconsolidated entities	—	1,852	18,277	—	20,129
Lennar Other income (expense), net	—	—	(19,238)	—	(19,238)
Earnings (loss) before income taxes	(232,834)	1,323,751	135,239	—	1,226,156
Benefit (provision) for income taxes	59,210	(327,148)	(38,932)	—	(306,870)
Equity in earnings from subsidiaries	1,073,307	58,807	—	(1,132,114)	—
Net earnings (including net earnings attributable to noncontrolling interests)	899,683	1,055,410	96,307	(1,132,114)	919,286
Less: Net earnings attributable to noncontrolling interests	—	—	19,603	—	19,603
Net earnings attributable to Lennar	$899,683	1,055,410	76,704	(1,132,114)	899,683
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,357)	—	(1,357)
Reclassification adjustments for gains included in earnings, net of tax	—	—	(292)	—	(292)
Total other comprehensive loss, net of tax	$—	—	(1,649)	—	(1,649)
Total comprehensive income attributable to Lennar	$899,683	1,055,410	75,055	(1,132,114)	898,034
Total comprehensive income attributable to noncontrolling interests	$—	—	19,603	—	19,603

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$1,174,748	1,322,333	106,528	(1,432,673)	1,170,936
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,356,321	76,352	—	(1,432,673)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(1,261,601)	(1,342,672)	298,957	1,432,673	(872,643)
Net cash provided by operating activities	1,269,468	56,013	405,485	(1,432,673)	298,293
Cash flows from investing activities:
Investments in and contributions to unconsolidated and consolidated entities, net of distributions of capital	—	(135,395)	55,802	—	(79,593)
Proceeds from sales of real estate owned	—	—	8,560	—	8,560
Proceeds from sale of investment in unconsolidated entities	—	—	17,790	—	17,790
Proceeds from sales of Financial Services' businesses	—	21,517	2,929	—	24,446
Other	(2,164)	34,935	(43,331)	—	(10,560)
Intercompany	(1,256,112)	—	—	1,256,112	—
Net cash provided by (used in) investing activities	(1,258,276)	(78,943)	41,750	1,256,112	(39,357)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	700,000	—	—	—	700,000
Net repayments under warehouse facilities	—	(9)	(423,114)	—	(423,123)
Net borrowings (repayments) on convertible senior notes, other borrowings, other liabilities, and other notes payable	(500,000)	(117,444)	21,521	—	(595,923)
Net repayments related to noncontrolling interests	—	—	(8,294)	—	(8,294)
Common stock:
Issuances	388	—	—	—	388
Repurchases	(419,322)	—	—	—	(419,322)
Dividends	(38,776)	(1,322,333)	(110,340)	1,432,673	(38,776)
Intercompany	—	1,181,304	74,808	(1,256,112)	—
Net cash used in financing activities	(257,710)	(258,482)	(445,419)	176,561	(785,050)
Net increase (decrease) in cash and cash equivalents and restricted cash	(246,518)	(281,412)	1,816	—	(526,114)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,603	249,681	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$378,176	440,191	251,497	—	1,069,864

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$899,683	1,055,410	96,307	(1,132,114)	919,286
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,073,307	58,807	—	(1,132,114)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(1,142,909)	(102,940)	(79,134)	1,132,114	(192,869)
Net cash provided by operating activities	830,081	1,011,277	17,173	(1,132,114)	726,417
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(67,664)	(6,915)	—	(74,579)
Proceeds from sales of real estate owned	—	—	28,697	—	28,697
Proceeds from sale of investment in unconsolidated entity	—	199,654	—	—	199,654
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisition, net of cash and restricted cash acquired	(1,140,367)	22,654	39,368	—	(1,078,345)
Other	(27,136)	(20,555)	(15,542)	—	(63,233)
Distributions of capital from guarantor and non-guarantor subsidiaries	65,000	20,000	—	(85,000)	—
Intercompany	(1,035,226)	—	—	1,035,226	—
Net cash provided by (used in) investing activities	(2,137,729)	154,089	14,540	950,226	(1,018,874)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	650,000	(454,700)	—	—	195,300
Net repayments under warehouse facilities	—	(81)	(100,882)	—	(100,963)
Debt issuance costs	(9,189)	—	(3,270)	—	(12,459)
Net payments on other borrowings, other liabilities, Lennar Other senior notes and other notes payable	—	(78,528)	(290,385)	—	(368,913)
Redemption of senior notes	(735,626)	(89,374)	—	—	(825,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments related to noncontrolling interests	—	—	(64,619)	—	(64,619)
Common stock:
Issuances	3,189	—	—	—	3,189
Repurchases	(49,490)	—	—	—	(49,490)
Dividends	(35,985)	(1,120,410)	(96,704)	1,217,114	(35,985)
Intercompany	—	651,665	383,561	(1,035,226)	—
Net cash used in financing activities	(177,101)	(1,150,573)	(172,299)	181,888	(1,318,085)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,484,749)	14,793	(140,586)	—	(1,610,542)
Cash and cash equivalents and restricted cash at beginning of period	1,938,555	366,946	388,583	—	2,694,084
Cash and cash equivalents and restricted cash at end of period	$453,806	381,739	247,997	—	1,083,542

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; reduced availability of mortgage financing or increased interest rates; our inability to realize all of the anticipated synergy benefits from the CalAtlantic Group, Inc. ("CalAtlantic") acquisition or to realize them in the anticipated timeline; our inability to successfully execute our strategies, including our land lighter strategy; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or multifamily rental properties; the possibility that the Tax Cuts and Jobs Act will have more negative than positive impact on us; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt and opportunistically repurchase our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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
Outlook
During the third quarter, the housing market continued to improve. We saw traffic and sales continue to strengthen from last year's pause as lower interest rates and slower price appreciation positively impacted affordability. That, together with low unemployment, wage growth, consumer confidence and economic growth drove a more affordable housing market.
Stronger sales are driving higher-than-expected deliveries at stabilized margin levels as sales incentives have moderated, and we believe we are on track to deliver approximately 51,000 homes in fiscal 2019. Our average new orders sales price declined year-over-year and sequentially, reflecting our continued focus on the entry-level market and the first time homebuyer. While strong operating results drove the bottom line, our overall focus on inventory, land spend and shedding non-core assets has driven a strong and improving cash flow picture as well. We are reducing our overall inventory levels as we are focusing on our pivot to a land lighter strategy. From controlling the timing of land purchases, to reducing our years owned supply of homesites, to increasing the percentage of land controlled through options or agreements versus owned land, we are migrating towards a significantly smaller land inventory. Our target is to increase our controlled homesites to between 40% and 50% of our land needs and reduce our years owned supply of homesites to three years. We are also driving our asset-base lower as we continue to focus on monetizing non-core assets and migrating to our core pure-play homebuilding and financial services platform.

We expect to see our margins improve steadily throughout the remainder of the year as prices remain stable and incentives continue to subside. Accordingly, we expect to generate strong cash flow for the remainder of 2019 and into 2020, and to continue to use excess cash flow to pay down debt while opportunistically repurchasing stock. Through this expected strong cash flow and reduction in land spend, we anticipate being able to drive meaningfully greater returns over time.
Our size and scale in each of our strategic markets continues to facilitate the management of costs and production in a land and labor constrained market, and we believe this is going to continue into the fourth quarter. Our continued focus on technology and leveraging our size and scale is driving efficiencies that are reflected in our consistent improvement in SG&A and our bottom line. In the third quarter, our SG&A expenses as a percentage of home sale revenues continued its downward trend with our lowest third quarter level ever at 8.3%. Through our technology initiatives, we decreased loan origination costs in our financial services platform, which in part drove the segment's record earnings in the third quarter.
With a solid balance sheet, leading market positions and continued execution of our core operating strategies, we believe that we are well positioned to deliver strong and consistent performance for the remainder of 2019 and into 2020.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns.
Our net earnings attributable to Lennar were $513.4 million, or $1.59 per diluted share ($1.60 per basic share), in the third quarter of 2019, compared to net earnings attributable to Lennar of $453.2 million, or $1.37 per diluted share ($1.37 per basic share), in the third quarter of 2018. Our net earnings attributable to Lennar were $1.2 billion, or $3.63 per diluted share ($3.64 per basic share), in the nine months ended August 31, 2019, compared to net earnings attributable to Lennar of $899.7 million, or $2.94 per diluted share ($2.95 per basic share), in the nine months ended August 31, 2018.

Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Homebuilding revenues:
Sales of homes	$5,330,694	5,223,787	14,114,939	12,858,937
Sales of land	104,338	61,955	134,576	152,895
Other homebuilding revenues	3,966	—	8,803	—
Total Homebuilding revenues	5,438,998	5,285,742	14,258,318	13,011,832
Homebuilding costs and expenses:
Costs of homes sold	4,245,061	4,165,884	11,264,640	10,444,364
Costs of land sold	92,151	58,625	119,685	130,640
Selling, general and administrative	444,720	446,579	1,223,701	1,136,180
Total Homebuilding costs and expenses	4,781,932	4,671,088	12,608,026	11,711,184
Homebuilding operating margins	657,066	614,654	1,650,292	1,300,648
Homebuilding equity in loss from unconsolidated entities	(10,459)	(16,739)	(4,601)	(43,537)
Homebuilding other income (expense), net	12,375	10,839	(35,325)	190,713
Homebuilding operating earnings	658,982	608,754	1,610,366	1,447,824
Financial Services revenues	224,502	258,208	572,029	704,004
Financial Services costs and expenses	149,804	197,693	422,142	561,853
Financial Services operating earnings	74,698	60,515	149,887	142,151
Multifamily revenues	183,958	101,064	428,764	312,013
Multifamily costs and expenses	181,616	103,187	431,510	317,572
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	7,883	(1,730)	15,446	15,293
Multifamily operating earnings (loss)	10,225	(3,853)	12,700	9,734
Lennar Other revenues	9,600	27,555	28,919	84,572
Lennar Other costs and expenses	2,734	21,518	7,550	69,883
Lennar Other equity in earnings from unconsolidated entities	8,903	6,614	12,255	20,129
Lennar Other income (expense), net	24	(3,811)	(12,900)	(19,238)
Lennar Other operating earnings	15,793	8,840	20,724	15,580
Total operating earnings	759,698	674,256	1,793,677	1,615,289
Acquisition and integration costs related to CalAtlantic	—	(11,992)	—	(140,062)
Corporate general and administrative expenses	(92,615)	(96,346)	(248,071)	(249,071)
Earnings before income taxes	$667,083	565,918	1,545,606	1,226,156
Effects of CalAtlantic Acquisition
In fiscal year 2018, we exceeded our initial $100 million synergy savings expectations from the CalAtlantic acquisition by $70 million and we believe we are on track to meet our $380 million synergies target for 2019. Our synergy savings have resulted from elimination of costs of having two publicly traded companies, significant reductions in combined headcount and renegotiation of both local and national supply contracts.
Homebuilding revenue and net earnings attributable to Lennar for the three and nine months ended August 31, 2018 included $2.2 billion and $4.7 billion, respectively, of home sales revenues, and earnings before income taxes included $209.3 million and $157.3 million, respectively, of a pre-tax earnings from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $12.0 million and $140.1 million, respectively. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying condensed consolidated statement of operations for the three and nine months ended August 31, 2018.
Three Months Ended August 31, 2019 versus Three Months Ended August 31, 2018
Revenues from home sales increased 2% in the third quarter of 2019 to $5.3 billion from $5.2 billion in the third quarter of 2018. Revenues were higher primarily due to a 7% increase in the number of home deliveries, excluding unconsolidated entities, partially offset by a 5% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 13,513 homes in the third quarter of 2019 from 12,600 homes in the third quarter of 2018, as a result of an increase in home deliveries in all homebuilding segments. The average sales price of homes delivered was $394,000 in the third quarter of 2019, compared to $415,000 in the third quarter of 2018. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and increased sales incentives, as well as product mix as a larger percentage of deliveries came from the East segment. Sales incentives offered to homebuyers were $24,400 per home delivered in the third quarter of 2019, or 5.8% as a percentage of home sales revenue, compared to $22,900 per home delivered in the third quarter of 2018, or 5.2% as a percentage of home sales revenue, and $26,600 per home delivered in the second quarter of 2019, or 6.1% as a percentage of home sales revenue.
Gross margin on home sales were $1.1 billion, or 20.4%, in the third quarter of 2019, compared to $1.1 billion, or 20.3% (21.9% excluding purchase accounting), in the third quarter of 2018. The gross margin percentage on home sales increased primarily because the third quarter of 2018 included $84.2 million or 160 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that quarter. This was partially offset by higher construction costs and increased sales incentives.
Selling, general and administrative expenses were $444.7 million in the third quarter of 2019, compared to $446.6 million in the third quarter of 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.3% in the third quarter of 2019, from 8.5% in the third quarter of 2018, due to improved operating leverage primarily as a result of an increase in home deliveries.
Homebuilding equity in loss from unconsolidated entities, gross margin on land sales, homebuilding other income, net, and other homebuilding revenue totaled earnings of $18.1 million in the third quarter of 2019, compared to a loss of $2.6 million in the third quarter of 2018. Homebuilding equity in loss from unconsolidated entities was $10.5 million in the third quarter of 2019, compared to $16.7 million in the third quarter of 2018. In the third quarter of 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net losses from one of our homebuilding unconsolidated entities. In the third quarter of 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a homebuilding unconsolidated entity, partially offset by our share of net operating earnings from our other unconsolidated entities. Gross margin on land sales was $12.2 million in the third quarter of 2019, compared to $3.3 million in the third quarter of 2018. Homebuilding other income, net, was $12.4 million in the third quarter of 2019, compared to $10.8 million in the third quarter of 2018. Other homebuilding revenues were $4.0 million in the third quarter of 2019.
Homebuilding interest expense was $107.2 million in the third quarter of 2019 ($98.0 million was included in costs of homes sold, $3.6 million in costs of land sold and $5.6 million in homebuilding other income, net), compared to $86.9 million in the third quarter of 2018 ($83.0 million was included in costs of homes sold, $0.8 million in costs of land sold and $3.1 million in homebuilding other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries. The prior year's interest expense was favorably impacted by purchase accounting related to the CalAtlantic acquisition.
During the third quarter of 2018, we recorded $12.0 million of acquisition and integration costs related to CalAtlantic.
Operating earnings for the Financial Services segment were $78.8 million in the third quarter of 2019 (which included $74.7 million of operating earnings and an add back of $4.1 million of net loss attributable to noncontrolling interests). Operating earnings in the third quarter of 2018 were $60.5 million. Operating earnings increased due to an improvement in the mortgage business as a result of a higher capture rate of increased Lennar home deliveries, as well as reductions in loan origination costs driven in part by technology initiatives. These improvements more than offset the decrease in retail origination volume, as a result of the sale of substantially all of our retail mortgage business in the first quarter of 2019. Operating earnings of our title business decreased as a result of a decline in retail closed orders due to the sale of a majority of our retail agency business and title insurance underwriter in the first quarter of 2019. This decrease in retail volume was partially offset by an increase in captive business volume and a decrease in operating expenses.
Operating earnings for the Multifamily segment were $10.5 million in the third quarter of 2019 (which included $10.2 million of operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests), primarily due to the segment's $12.6 million share of a gain as a result of the sale of an operating property by the segment's unconsolidated entities. In the third quarter of 2018, the Multifamily segment had an operating loss of $3.9 million primarily driven by selling, general and administrative expenses of the segment and equity in loss related to Lennar Multifamily Venture I (“LMV I”) and other Multifamily joint ventures as a result of incurring expenses that exceeded revenues while rental operations were reaching stabilization. This was partially offset by $1.7 million of our share of gains from the sale of one operating property by a Lennar Multifamily unconsolidated entity as well as $5.1 million of promote revenue related to two properties in LMV I.

Operating earnings for the Lennar Other segment were $15.9 million in the third quarter of 2019 (which included $15.8 million of operating earnings and an add back of $0.1 million of net loss attributable to noncontrolling interests), compared to $10.1 million in the third quarter of 2018 (which included $8.8 million of operating earnings and an add back of $1.2 million of net loss attributable to noncontrolling interests). Operating earnings in the third quarter of 2019 were primarily related to our equity in earnings from the Rialto fund investments that were retained when we sold the Rialto investment and asset management platform.
Corporate general and administrative expenses were $92.6 million, or 1.6% as a percentage of total revenues, in the third quarter of 2019, compared to $96.3 million, or 1.7% as a percentage of total revenues, in the third quarter of 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in home deliveries.
In the third quarter of 2019 and 2018, we had tax provisions of $154.4 million and $98.3 million, respectively. Our overall effective income tax rates were 23.1% and 17.8% in the third quarter of 2019 and 2018, respectively. The effective tax rate for the three months ended August 31, 2019 included state income tax expense and non-deductible executive compensation, partially offset by energy credits. For the three months ended August 31, 2018, the effective tax rate included tax benefits for the tax accounting method changes implemented during the third quarter of 2018, energy credits, and the domestic production activities deduction.
Nine Months Ended August 31, 2019 versus Nine Months Ended August 31, 2018
On February 12, 2018, Lennar Corporation completed its acquisition of CalAtlantic. Prior year information includes CalAtlantic only after the acquisition date.
Revenues from home sales increased 10% in the nine months ended August 31, 2019 to $14.1 billion from $12.9 billion in the nine months ended August 31, 2018. Revenues were higher primarily due to an 11% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 35,021 homes in the nine months ended August 31, 2019 from 31,412 homes in the nine months ended August 31, 2018, primarily as a result of an increase in home deliveries in all of Homebuilding's segments except Other. The average sales price of homes delivered was $403,000 in the nine months ended August 31, 2019, compared to $409,000 in the nine months ended August 31, 2018. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and increased sales incentives as well as product mix as a larger percentage of deliveries came from the East segment. Sales incentives offered to homebuyers were $25,400 per home delivered in the nine months ended August 31, 2019, or 5.9% as a percentage of home sales revenue, compared to $22,800 per home delivered in the nine months ended August 31, 2018, or 5.3% as a percentage of home sales revenue.
Gross margin on home sales were $2.9 billion, or 20.2%, in the nine months ended August 31, 2019, compared to $2.4 billion, or 18.8% (21.7% excluding purchase accounting), in the nine months ended August 31, 2018. The gross margin percentage on home sales increased primarily because the nine months ended August 31, 2018 included $376.0 million or 290 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that period. This was partially offset by increased sales incentives and higher construction costs.
Selling, general and administrative expenses were $1.2 billion in the nine months ended August 31, 2019, compared to $1.1 billion in the nine months ended August 31, 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.7% in the nine months ended August 31, 2019, from 8.8% in the nine months ended August 31, 2018, due to improved operating leverage as a result of an increase in home deliveries.
Homebuilding equity in loss from unconsolidated entities, gross margin on land sales, homebuilding other income (expense), net, and other homebuilding revenue totaled a loss of $16.2 million in the nine months ended August 31, 2019, compared to earnings of $169.4 million in the nine months ended August 31, 2018. Homebuilding equity in loss from unconsolidated entities was $4.6 million in the nine months ended August 31, 2019, compared to $43.5 million in the nine months ended August 31, 2018. In the nine months ended August 31, 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from one of our homebuilding unconsolidated entities. In the nine months ended August 31, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of valuation adjustments related to assets of a homebuilding unconsolidated entity and our share of net operating losses from our unconsolidated entities. Gross margin on land sales was $14.9 million in the nine months ended August 31, 2019, compared to $22.3 million in the nine months ended August 31, 2018. Homebuilding other income (expense), net, was ($35.3) million in the nine months ended August 31, 2019, compared to $190.7 million in the nine months ended August 31, 2018. Homebuilding other expense, net in the nine months ended August 31, 2019 was primarily due to a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. In the nine months ended August 31, 2018, Homebuilding other income, net, was primarily related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings. In the nine months ended August 31, 2019, other homebuilding revenues were $8.8 million.
Homebuilding interest expense was $271.5 million in the nine months ended August 31, 2019 ($255.4 million was included in costs of homes sold, $4.5 million in costs of land sold and $11.5 million in homebuilding other expense, net), compared to $214.0 million in the nine months ended August 31, 2018 ($203.2 million was included in costs of homes sold, $2.2 million in costs of land sold and $8.6 million in homebuilding other income, net). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries. The prior year's interest expense was favorably impacted by purchase accounting related to the CalAtlantic acquisition.
During the nine months ended August 31, 2018, we recorded $140.1 million of acquisition and integration costs related to CalAtlantic.
Operating earnings for the Financial Services segment were $163.0 million in the nine months ended August 31, 2019 (which included $149.9 million of operating earnings and an add back of $13.1 million of net loss attributable to noncontrolling interests), compared to $142.2 million in the nine months ended August 31, 2018. Operating earnings increased due to an improvement in the mortgage business as a result of a higher capture rate of increased Lennar home deliveries, as well as reductions in loan origination costs driven in part by technology initiatives. These improvements more than offset the decrease in retail origination volume, as a result of the sale of substantially all of our retail mortgage business in the first quarter of 2019. Operating earnings of our title business decreased as a result of a decline in retail closed orders due to the sale of a majority of our retail agency business and title insurance underwriter in the first quarter of 2019. This decrease in retail volume was partially offset by an increase in captive business volume and a decrease in operating expenses.
Operating earnings for the Multifamily segment were $13.4 million in the nine months ended August 31, 2019 (which included $12.7 million of operating earnings and an add back of $0.7 million of net loss attributable to noncontrolling interests), primarily due to the segment's $16.3 million share of gains as a result of the sale of two operating properties by Multifamily's unconsolidated entities, $11.9 million gain on the sale of an investment in an operating property and $5.6 million of promote revenue related to three properties in LMV I, partially offset by general and administrative expenses. In the nine months ended August 31, 2018, the Multifamily segment had operating earnings of $9.7 million primarily due to the segment's $23.3 million share of gains as a result of the sale of four operating properties by Lennar Multifamily's unconsolidated entities and $10.3 million of promote revenue related to four properties in LMV I, partially offset by general and administrative expenses.
Operating earnings for the Lennar Other segment were $21.2 million in the nine months ended August 31, 2019 (which included $20.7 million of operating earnings and an add back of $0.4 million of net loss attributable to noncontrolling interests), compared to $18.1 million in the nine months ended August 31, 2018 (which included $15.6 million of operating earnings and an add back of $2.6 million of net loss attributable to noncontrolling interests).
Corporate general and administrative expenses were $248.1 million, or 1.6% as a percentage of total revenues, in the nine months ended August 31, 2019, compared to $249.1 million, or 1.8% as a percentage of total revenues, in the nine months ended August 31, 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in revenues.
In the nine months ended August 31, 2019 and 2018, we had tax provisions of $374.7 million and $306.9 million, respectively. Our overall effective income tax rates were 24.2% and 25.4% in the nine months ended August 31, 2019 and 2018, respectively. The effective tax rate for the nine months ended August 31, 2019 included state income tax expense and non-deductible executive compensation, partially offset by energy credits. For the nine months ended August 31, 2018, the effective tax rate included a $68.6 million non-cash one-time write down of the deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and state income tax expense, partially offset by a $34.1 million benefit recorded in the third quarter of 2018, primarily related to tax accounting method changes and energy credits. Excluding the impact of the write down of the deferred tax assets and the benefit recorded in the third quarter of 2018, the effective tax rate for the nine months ended August 31, 2018 would have been 22.6%.

Homebuilding Segments
In connection with the CalAtlantic acquisition, we experienced significant growth in our homebuilding operations. As a result, at the end of fiscal 2018, our chief operating decision makers ("CODM") reassessed how they evaluate the business and allocate resources. The CODM manage and assess our performance at a regional level. Therefore, in 2018 we performed an assessment of our operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of our four homebuilding regions, financial services operations, multifamily operations and Rialto operations are our operating segments. Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our operating segments were aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. In addition, in first quarter of 2019, as a result of the reclassification of Rialto Mortgage Finance ("RMF") and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, we renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from the Homebuilding segments to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Homebuilding segments are to those four reportable segments.
At August 31, 2019, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Homebuilding revenues:
East:
Sales of homes	$1,841,468	1,680,018	4,796,328	4,136,580
Sales of land	690	21,604	8,266	44,748
Other revenues	1,512	—	3,231	—
Total East	1,843,670	1,701,622	4,807,825	4,181,328
Central:
Sales of homes	713,303	668,772	1,755,623	1,535,701
Sales of land	11,180	2,136	17,436	26,299
Other revenues	270	—	546	—
Total Central	724,753	670,908	1,773,605	1,562,000
Texas:
Sales of homes	696,903	716,343	1,796,343	1,748,521
Sales of land	16,220	12,807	28,254	37,494
Other revenues	253	—	508	—
Total Texas	713,376	729,150	1,825,105	1,786,015
West:
Sales of homes	2,060,740	2,149,156	5,738,881	5,402,779
Sales of land	1,247	25,408	5,619	44,354
Other revenues	1,336	—	2,743	—
Total West	2,063,323	2,174,564	5,747,243	5,447,133
Other:
Sales of homes	18,280	9,498	27,764	35,356
Sales of land	75,001	—	75,001	—
Other revenues	595	—	1,775	—
Total Other	93,876	9,498	104,540	35,356
Total homebuilding revenues	$5,438,998	5,285,742	14,258,318	13,011,832

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2019	2018	2019	2018
Homebuilding operating earnings:
East:
Sales of homes	$246,568	199,648	589,389	434,440
Sales of land	127	565	4,132	17,267
Other homebuilding revenues	1,512	—	3,231	—
Equity in loss from unconsolidated entities	(184)	(224)	(418)	(538)
Other income (expense), net	8,692	(784)	6,228	3,258
Total East	256,715	199,205	602,562	454,427
Central:
Sales of homes	71,606	68,026	156,355	102,281
Sales of land	4,105	441	4,679	(445)
Other homebuilding revenues	270	—	546	—
Equity in earnings from unconsolidated entities	14	194	152	652
Other income, net	3,214	357	3,747	704
Total Central	79,209	69,018	165,479	103,192
Texas:
Sales of homes	75,213	68,894	182,257	116,638
Sales of land	3,322	3,059	5,597	8,011
Other homebuilding revenues	253	—	508	—
Equity in earnings from unconsolidated entities	176	7	334	291
Other expense, net	(666)	(1,218)	(2,746)	(2,533)
Total Texas	78,298	70,742	185,950	122,407
West:
Sales of homes	253,844	281,392	718,061	640,654
Sales of land (1)	727	(504)	(3,422)	(288)
Other homebuilding revenues	1,336	—	2,743	—
Equity in earnings (loss) from unconsolidated entities	655	(607)	158	(1,330)
Other income, net	2,862	11,769	5,449	17,038
Total West	259,424	292,050	722,989	656,074
Other:
Sales of homes (2)	(6,318)	(6,636)	(19,464)	(15,620)
Sales of land	3,906	(231)	3,905	(2,290)
Other homebuilding revenues	595	—	1,775	—
Equity in loss from unconsolidated entities	(11,120)	(16,109)	(4,827)	(42,612)
Other income (expense), net (3)	(1,727)	715	(48,003)	172,246
Total Other	(14,664)	(22,261)	(66,614)	111,724
Total homebuilding operating earnings	$658,982	608,754	1,610,366	1,447,824

(1)	For the nine months ended August 31, 2019, sales of land included an impairment of $4.0 million related to contracts to sell land.

(2)
Operating earnings related to sales of homes in Homebuilding Other is negative because there were not sufficient home sales to offset period costs and selling, general and administrative expenses in our urban divisions.

(3)
For the nine months ended August 31, 2019, other income (expense), net of Homebuilding Other was primarily due to a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. For the nine months ended August 31, 2018, other expense, net of Homebuilding Other included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	5,450	4,862	$1,844,192	1,680,018	$338,000	346,000
Central	1,880	1,735	713,303	668,772	379,000	385,000
Texas	2,260	2,169	696,904	716,343	308,000	330,000
West	3,908	3,827	2,060,740	2,149,156	527,000	562,000
Other	24	20	18,280	21,059	762,000	1,053,000
Total	13,522	12,613	$5,333,419	5,235,348	$394,000	415,000
Of the total homes delivered listed above, nine homes with a dollar value of $2.7 million and an average sales price of $303,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2019, compared to 13 home deliveries with a dollar value of $11.6 million and an average sales price of $889,000 for the three months ended August 31, 2018.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	14,123	12,172	$4,805,792	4,136,580	$340,000	340,000
Central	4,572	3,978	1,755,623	1,535,701	384,000	386,000
Texas	5,660	5,233	1,796,344	1,748,521	317,000	334,000
West	10,667	10,005	5,738,881	5,402,779	538,000	540,000
Other	49	85	43,312	80,483	884,000	947,000
Total	35,071	31,473	$14,139,952	12,904,064	$403,000	410,000
Of the total homes delivered listed above, 50 homes with a dollar value of $25.0 million and an average sales price of $500,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2019, compared to 61 home deliveries with a dollar value of $45.1 million and an average sales price of $740,000 for the nine months ended August 31, 2018.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	$128,734	112,133	$23,700	23,100	6.5%	6.3%
Central	49,519	44,065	26,300	25,400	6.5%	6.2%
Texas	67,156	72,946	29,700	33,600	8.8%	9.2%
West	83,505	58,521	21,400	15,300	3.9%	2.7%
Other	1,306	1,384	54,400	197,700	6.7%	12.7%
Total	$330,220	289,049	$24,400	22,900	5.8%	5.2%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	$347,515	293,391	$24,700	24,100	6.8%	6.6%
Central	130,321	105,227	28,500	26,500	6.9%	6.4%
Texas	166,867	172,786	29,500	33,000	8.5%	9.0%
West	241,818	140,886	22,700	14,100	4.0%	2.5%
Other	4,131	4,750	137,700	197,900	13.0%	11.8%
Total	$890,652	717,040	$25,400	22,800	5.9%	5.3%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	5,340	5,224	$1,757,051	1,779,825	$329,000	341,000
Central	1,822	1,662	708,977	627,195	389,000	377,000
Texas	2,221	1,909	660,304	612,029	297,000	321,000
West	3,949	3,502	2,049,404	2,028,251	519,000	579,000
Other	37	22	33,896	23,589	916,000	1,072,000
Total	13,369	12,319	$5,209,632	5,070,889	$390,000	412,000
Of the total new orders listed above, 21 homes with a dollar value of $7.3 million and an average sales price of $349,000 represent new orders from unconsolidated entities for the three months ended August 31, 2019, compared to 13 new orders with a dollar value of $9.8 million and an average sales price of $751,000 for the three months ended August 31, 2018.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2019	2018	2019	2018	2019	2018
East	15,424	14,430	$5,218,383	4,888,372	$338,000	339,000
Central	5,306	4,451	2,044,653	1,721,263	385,000	387,000
Texas	6,069	5,629	1,861,849	1,822,235	307,000	324,000
West	11,481	10,633	5,977,758	5,970,570	521,000	562,000
Other	70	72	60,447	70,428	864,000	978,000
Total	38,350	35,215	$15,163,090	14,472,868	$395,000	411,000
Of the total new orders listed above, 68 homes with a dollar value of $32.1 million and an average sales price of $472,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2019, compared to 54 new orders with a dollar value of $38.9 million and an average sales price of $721,000 for the nine months ended August 31, 2018.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2019 and 2018.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2019	2018 (1)	2019	2018	2019	2018
East (2)	8,389	8,234	$2,938,456	2,982,258	$350,000	362,000
Central	2,720	2,472	1,079,283	974,388	397,000	394,000
Texas	2,557	2,623	826,226	922,425	323,000	352,000
West	5,215	5,875	2,726,329	3,454,519	523,000	588,000
Other	27	16	26,123	19,742	968,000	1,234,000
Total	18,908	19,220	$7,596,417	8,353,332	$402,000	435,000
Of the total homes in backlog listed above, 25 homes with a backlog dollar value of $9.8 million and an average sales price of $391,000 represent the backlog from unconsolidated entities at August 31, 2019, compared to 16 homes with a backlog dollar value of $8.9 million and an average sales price of $559,000 at August 31, 2018.

(1)
During the nine months ended August 31, 2018, we acquired a total of 6,530 homes in backlog in connection with the CalAtlantic acquisition. Of the homes in backlog acquired, 2,151 homes were in the East, 1,275 homes were in the Central, 888 homes were in Texas and 2,216 homes were in the West.

(2)	During the nine months ended August 31, 2019, we acquired 13 homes in backlog.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. Various state and federal laws and regulations may sometimes give purchasers a right to cancel homes in backlog. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
East	14%	13%	15%	13%
Central	12%	11%	11%	9%
Texas	23%	23%	23%	18%
West	15%	15%	15%	12%
Other	—%	8%	5%	11%
Total	16%	15%	16%	13%
Active Communities:

	August 31,
	2019	2018 (1)
East	444	482
Central	255	228
Texas	235	250
West	362	347
Other	4	5
Total	1,300	1,312
Of the total active communities listed above, five communities represent active communities being developed by unconsolidated entities as of both August 31, 2019 and 2018.

(1)
We acquired 542 active communities related to the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 177 were in the East, 135 were in the Central, 99 were in Texas and 131 were in the West.

The following table details our gross margins on home sales for the three and nine months ended August 31, 2019 and 2018 for each of our reportable Homebuilding segments and Homebuilding Other:

	Three Months Ended				Nine Months Ended
	August 31,				August 31,
(Dollars in thousands)	2019		2018 (1)		2019		2018 (1)
East:
Sales of homes	$1,841,468		1,680,018		4,796,328		4,136,580
Costs of homes sold	1,444,257		1,326,865		3,788,921		3,303,134
Gross margins on home sales	397,211	21.6%	353,153	21.0%	1,007,407	21.0%	833,446	20.1%
Central:
Sales of homes	713,303		668,772		1,755,623		1,535,701
Costs of homes sold	581,617		542,242		1,440,049		1,296,121
Gross margins on home sales	131,686	18.5%	126,530	18.9%	315,574	18.0%	239,580	15.6%
Texas:
Sales of homes	696,903		716,343		1,796,343		1,748,521
Costs of homes sold	555,561		576,338		1,435,311		1,446,998
Gross margins on home sales	141,342	20.3%	140,005	19.5%	361,032	20.1%	301,523	17.2%
West:
Sales of homes	2,060,740		2,149,156		5,738,881		5,402,779
Costs of homes sold	1,646,254		1,710,233		4,569,646		4,363,544
Gross margins on home sales	414,486	20.1%	438,923	20.4%	1,169,235	20.4%	1,039,235	19.2%
Other:
Sales of homes	18,280		9,498		27,764		35,356
Costs of homes sold (2)	17,372		10,206		30,713		34,919
Gross margins on home sales	908	5.0%	(708)	(7.5)%	(2,949)	(10.6)%	437	1.2%
Total gross margins on home sales	$1,085,633	20.4%	1,057,903	20.3%	2,850,299	20.2%	2,414,221	18.8%

(1)
During the three and nine months ended August 31, 2018, gross margins on home sales included $84.2 million and $376.0 million, respectively, of purchase accounting adjustments on CalAtlantic homes in backlog/construction in progress that were delivered in the respective periods.

(2)	Costs of homes sold include period costs in our urban divisions that impact costs of homes sold without any sales of homes revenue.
Three Months Ended August 31, 2019 versus Three Months Ended August 31, 2018
Homebuilding East: Revenues from home sales increased in the third quarter of 2019 compared to the third quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, partially offset by a decrease in the average sales price of homes delivered in Florida. The increase in the number of home deliveries is primarily due to higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered in Florida was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the third quarter of 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the third quarter of 2018.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2019 compared to the third quarter of 2018, primarily due to an increase in the number of home deliveries in all the states in the segment except Minnesota and Tennessee. The increase in the number of home deliveries was primarily due to an increase in active communities. The decrease in the number of home deliveries in Minnesota and Tennessee was primarily due to a decrease in deliveries per community as a result of timing of opening and closing of communities. Gross margin percentage on home deliveries in the third quarter of 2019 decreased compared to the same period last year primarily due to higher construction costs and increased sales incentives, partially offset by purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the third quarter of 2018.
Homebuilding Texas: Revenues from home sales decreased in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a decrease in the average sales price of homes delivered, partially offset by an increase in the number of home deliveries. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. Gross margin percentage on home deliveries in the third quarter of 2019 increased compared to the same period last year primarily due to a decrease in sales incentives, a decrease in construction costs and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the third quarter of 2018.
Homebuilding West: Revenues from home sales decreased in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a decrease in the average sales price of homes delivered in Arizona, California, Nevada and Oregon, partially offset by an increase in the number of home deliveries in all states of the segment except California and Colorado. The decrease in the average sales price of homes delivered in Arizona, California, Nevada and Oregon was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. The decrease in the number of home deliveries in California was primarily due to a decrease in deliveries per community as a result of timing of opening and closing of communities. The decrease in the number of home deliveries in Colorado was primarily due to a decrease in active communities and timing of opening and closing of communities. Gross margin percentage on home deliveries in the third quarter of 2019 decreased slightly compared to the same period last year primarily due to an increase in sales incentives, partially offset by purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the third quarter of 2018.
Nine Months Ended August 31, 2019 versus Nine Months Ended August 31, 2018
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2019 compared to the nine months ended August 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment. The average sales price of homes delivered was consistent with slight decreases in Florida and New Jersey offset by increases in the Carolinas. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. Gross margin percentage on home deliveries in the nine months ended August 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the nine months ended August 31, 2018.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2019 compared to the nine months ended August 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except in Maryland and Tennessee, and an increase in the average sales price of homes delivered in Illinois and Virginia. This was partially offset by a decrease in the average sales price of homes delivered in Georgia, Indiana and Minnesota. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Maryland and Tennessee was primarily due to a decrease in deliveries per community as a result of timing of opening and closing of communities. The increase in the average sales price of homes delivered in Illinois and Virginia was primarily due to an increase in home deliveries in higher-priced communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, and Minnesota was primarily driven by a change in product mix due to closing out the remaining homes in higher-priced communities and opening lower-priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the nine months ended August 31, 2018 and decreased sales incentives. This was partially offset by higher construction costs.
Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2019 compared to the nine months ended August 31, 2018, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the nine months ended August 31, 2018 and decreased sales incentives.
Homebuilding West: Revenues from home sales increased in the nine months ended August 31, 2019 compared to the nine months ended August 31, 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except Colorado and Nevada, and an increase in the average sales price in all states in the segment, except Arizona. The increase in the number of home deliveries was primarily due to an increase in active communities including communities acquired from CalAtlantic. The decrease in the number of home deliveries in Colorado was primarily due to a decrease in active communities and timing of opening and closing of communities. The decrease in the number of home deliveries in Nevada was primarily due to a decrease in deliveries per active community as a result of timing of opening and closing communities. The increase in the average sales price of homes delivered was primarily due to an increase in home deliveries in higher-priced communities, including higher-priced communities acquired from CalAtlantic. The decrease in average sales price of homes delivered in Arizona was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage for those deliveries in the nine months ended August 31, 2018. This was partially offset by higher construction costs and increased sales incentives.
Financial Services Segment
Our Financial Services reportable segment provides mortgage financing, title and closing services primarily for buyers of our homes. The segment also originates and sells into securitizations commercial mortgage loans through its RMF business. Our Financial Services segment sells substantially all of the residential loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$224,502	258,208	572,029	704,004
Costs and expenses	149,804	197,693	422,142	561,853
Operating earnings	$74,698	60,515	149,887	142,151
Net loss attributable to noncontrolling interests	(4,076)	—	(13,133)	—
Operating earnings net of noncontrolling interests	$78,774	60,515	163,020	142,151
Dollar value of mortgages originated	$2,883,000	3,044,000	7,440,000	7,941,000
Number of mortgages originated	9,200	10,000	23,700	26,400
Mortgage capture rate of Lennar homebuyers	77%	71%	75%	72%
Number of title and closing service transactions	14,300	32,500	42,400	87,300
Number of title policies issued	—	75,900	19,800	219,600
Consistent with our reversion to a pure-play homebuilder, during the first quarter of 2019, we sold the majority of our retail title agency business and title insurance underwriter, substantially all of our retail mortgage business and our real estate brokerage business. These transactions resulted in a net gain for the nine months ended August 31, 2019 of $1.9 million.
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
At August 31, 2019 and November 30, 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $166.7 million and $137.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
Rialto Mortgage Finance
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the nine months ended August 31, 2019, RMF originated commercial loans with a total principal balance of $984.5 million, of which $969.2 million were recorded as loans held-for-sale and $15.3 million were recorded as loans held-for-investments, and sold $848.3 million of commercial loans into seven separate securitizations. As of November 30, 2018, there were no unsettled transactions.
During the nine months ended August 31, 2018, RMF originated commercial loans with a total principal balance of $997.5 million, all of which were recorded as loans held-for-sale, and sold $1.1 billion of loans into 12 separate securitizations.

Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
As of August 31, 2019 and November 30, 2018, our condensed consolidated balance sheets had $1.0 billion and $874.2 million, respectively, of assets related to our Multifamily segment, which included investments in unconsolidated entities of $539.7 million and $481.1 million, respectively. Our net investment in the Multifamily segment as of August 31, 2019 and November 30, 2018 was $799.6 million and $703.6 million, respectively.
Our Multifamily segment had equity investments in 18 and 22 unconsolidated entities (including the Lennar Multifamily Venture I, "LMV I" and Lennar Multifamily Venture Fund II LP, "LMV II") as of August 31, 2019 and November 30, 2018, respectively. As of August 31, 2019, our Multifamily segment had interests in 58 communities with development costs of approximately $6.8 billion, of which 25 communities were completed and operating, nine communities were partially completed and leasing, 19 communities were under construction and the remaining communities were owned by unconsolidated entities. As of August 31, 2019, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $5.3 billion in development costs across a number of states that will be developed primarily by future unconsolidated entities.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, LMV II, for the development, construction and property management of class-A multifamily assets. In June 2019, the Multifamily segment completed the final closing of LMV II which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies. As of August 31, 2019 and November 30, 2018, our balance sheet had $553.0 million and $589.0 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $447.7 million and $424.1 million, respectively.
During the three and nine months ended August 31, 2019, our Lennar Other segment had operating earnings of $15.8 million and $20.7 million, respectively, which related to the fund investments we retained when we sold the Rialto investment and asset management platform as well as our strategic investments in technology companies. Operating earnings for the three and nine months ended August 31, 2018 were $8.8 million and $15.6 million, respectively, which primarily included the Rialto investment and asset management platform, which was sold on November 30, 2018, and the Rialto fund investments we retained when we sold the Rialto investment and asset management platform.
At August 31, 2019 and November 30, 2018, the carrying value of Lennar Other's CMBS was $60.8 million and $60.0 million, respectively. These securities were purchased at discounts ranging from 6.5% to 86.1% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. We classify these securities as held-to-maturity based on our intent and ability to hold the securities until maturity.

(2) Financial Condition and Capital Resources
At August 31, 2019, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.1 billion, compared to $1.6 billion at November 30, 2018 and $1.1 billion at August 31, 2018.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the nine months ended August 31, 2019 and 2018, cash provided by operating activities totaled $298.3 million and $726.4 million, respectively. During the nine months ended August 31, 2019, cash provided by operating activities was impacted primarily by our net earnings, a decrease in receivables of $528.0 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $1.6 billion.
During the nine months ended August 31, 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $341.4 million, deferred income tax expense of $188.1 million and a decrease in loans held-for-sale of $130.5 million, of which $73.9 million related to RMF originated commercial loans and $56.6 million related to mortgage, both of which are reported within the Financial Services segment. This was partially offset by an increase in inventories due to strategic land purchases, land development and constructions costs of $725.0 million and an increase in other assets of $193.8 million. For the nine months ended August 31, 2018, distributions of earnings from unconsolidated entities were $90.4 million, which included (1) $67.5 million from Homebuilding unconsolidated entities; (2) $18.7 million from Multifamily unconsolidated entities; and (2) $4.2 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Investing Cash Flow Activities
During the nine months ended August 31, 2019 and 2018, cash used in investing activities totaled $39.4 million and $1.0 billion, respectively. During the nine months ended August 31, 2019, our cash used in investing activities was primarily due to cash contributions of $329.9 million to unconsolidated entities, which included (1) $196.4 million to Homebuilding unconsolidated entities, (2) $80.2 million to Multifamily unconsolidated entities primarily for working capital; and (3) $52.9 million to the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment; and $69.6 million of net addition to operating properties and equipment. This was partially offset by distributions of capital from unconsolidated and consolidated entities of $250.3 million, which included (1) $107.2 million from Multifamily unconsolidated entities; (2) $78.7 million from Homebuilding unconsolidated entities; (3) $41.6 million from the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment; and (4) $22.9 million from Financial Services consolidated entities. In addition, our cash used in investing activities was also offset by $50.0 million of proceeds from the sale of two Homebuilding operating properties and other assets, and $41.6 million of proceeds from the sales of available-for-sale securities.
During the nine months ended August 31, 2018, our cash used in investing activities was primarily due to our $1.1 billion acquisition of CalAtlantic, net of cash acquired. In addition, we made cash contributions of $302.3 million to unconsolidated entities, which included (1) $156.7 million to Homebuilding unconsolidated entities, (2) $93.8 million to Multifamily unconsolidated entities primarily for working capital, (3) $51.9 million to the unconsolidated Rialto real estate funds included in our Lennar Other segment. Cash used in investing activities was also impacted by purchases of CMBS bonds by our Financial Services and Lennar Other segment. This was partially offset by the receipt of $199.7 million of proceeds from the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings, and distributions of capital from unconsolidated entities of $227.8 million, which included (1) $93.8 million from Homebuilding unconsolidated entities, (2) $96.8 million from Multifamily unconsolidated entities, (3) $37.1 million from the interests in Rialto real estate funds included in our Lennar Other segment.
Financing Cash Flow Activities
During the nine months ended August 31, 2019 and 2018, cash used in financing activities totaled $785.1 million and $1.3 billion, respectively. During the nine months ended August 31, 2019, cash used in financing activities was primarily impacted by (1) payment at maturity of $500 million aggregate principal amount of our 4.50% senior notes due June 2019; (2) $423.1 million of net repayments under our Financial Services' warehouse facilities, which included the RMF warehouse repurchase facilities; (3) $154.7 million principal payment on other borrowings; and (4) repurchases of our common stock for $419.3 million, which included $394.7 million of repurchases of our stock under our repurchase program and $24.6 million of repurchases related to our equity compensation plan. These were partially offset by (1) $700.0 million of net borrowings under our Credit Facility; and (2) $62.6 million proceeds from other borrowings.

During the nine months ended August 31, 2018, cash used in financing activities was primarily impacted by (1) payment at maturity of $575 million aggregate principal amount of the 8.375% senior notes due 2018; (2) $436.0 million of principal payments on other borrowings, which included $350.8 million of aggregate principal payment on the Lennar Other segment's 7.00% senior notes due December 2018; (3) $250 million aggregate principal redemption of the 6.95% senior notes due 2018; (4) $101.0 million of net repayments under our Financial Services and RMF warehouse facilities; and (5) $68.6 million of payments related to noncontrolling interests. This was partially offset by $195.3 million of net borrowings under our Credit Facilities as we replaced the amount outstanding under the CalAtlantic revolving credit facility with borrowings under our unsecured revolving credit facility, which had $650 million outstanding as of August 31, 2018.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2019	November 30, 2018	August 31, 2018
Homebuilding debt	$9,075,016	8,543,868	9,407,987
Stockholders’ equity	15,371,938	14,581,535	14,032,016
Total capital	$24,446,954	23,125,403	23,440,003
Homebuilding debt to total capital	37.1%	36.9%	40.1%
Homebuilding debt	$9,075,016	8,543,868	9,407,987
Less: Homebuilding cash and cash equivalents	795,405	1,337,807	833,274
Net Homebuilding debt	$8,279,611	7,206,061	8,574,713
Net Homebuilding debt to total capital (1)	35.0%	33.1%	37.9%

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

At August 31, 2019, Homebuilding debt to total capital improved compared to August 31, 2018, as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by stock repurchases. In addition, there was a decrease in Homebuilding debt. At August 31, 2019, Homebuilding debt to total capital was higher compared to November 30, 2018, as a result of an increase in Homebuilding debt primarily due to an increase in outstanding borrowings under our Credit Facility and from our consolidation of a previously unconsolidated entity in the second quarter of 2019. In addition, stock repurchases negatively impacted stockholders' equity. This was partially offset by an increase in stockholders' equity primarily related to our net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. During the first quarter of 2019, we sold the majority of our retail title agency business and title insurance underwriter. In addition, we sold our real estate brokerage business, which operated only in Florida, and substantially all of our retail mortgage business. At August 31, 2019, we had no agreements regarding any significant transactions.

The following table summarizes our Homebuilding senior notes and other debts payable including those we became subject to, on a consolidated basis, from the CalAtlantic acquisition:

(Dollars in thousands)	August 31, 2019	November 30, 2018
Unsecured revolving credit facility	$700,000	—
4.50% senior notes due 2019	599,848	599,176
6.625% senior notes due 2020 (1)	305,684	311,735
2.95% senior notes due 2020	299,275	298,838
8.375% senior notes due 2021 (1)	423,119	435,897
4.750% senior notes due 2021	498,697	498,111
6.25% senior notes due December 2021 (1)	311,510	315,283
4.125% senior notes due 2022	597,637	596,894
5.375% senior notes due 2022 (1)	258,912	261,055
4.750% senior notes due 2022	571,266	570,564
4.875% senior notes due December 2023	396,456	395,759
4.500% senior notes due 2024	646,622	646,078
5.875% senior notes due 2024 (1)	449,327	452,833
4.750% senior notes due 2025	497,447	497,114
5.25% senior notes due 2026 (1)	408,224	409,133
5.00% senior notes due 2027 (1)	352,988	353,275
4.75% senior notes due 2027	892,859	892,297
4.500% senior notes due 2019	—	499,585
0.25% convertible senior notes due 2019	—	1,291
Mortgage notes on land and other debt	865,145	508,950
	$9,075,016	8,543,868

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

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $24.9 million and $31.2 million as of August 31, 2019 and November 30, 2018, respectively.
Our Homebuilding average debt outstanding was $9.2 billion with an average rate for interest incurred of 4.8% for the nine months ended August 31, 2019, compared to $9.1 billion with an average rate for interest incurred of 4.8% for the nine months ended August 31, 2018. Interest incurred related to Homebuilding debt for the nine months ended August 31, 2019 was $321.0 million, compared to $314.0 million for the nine months ended August 31, 2018.
In April 2019, we amended our credit agreement governing our Credit Facility to increase the commitments from $2.3 billion to $2.4 billion and extend the maturity one year to April 2024, with $50 million maturing in June 2020. Our Credit Facility has a $400 million accordion feature, subject to additional commitments, thus the maximum borrowings are $2.8 billion. Subsequent to August 31, 2019, our Credit Facility commitments were increased by $50 million to total commitments of $2.5 billion. The proceeds available under our Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. Our credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants at August 31, 2019. In addition, we had $305 million of letter of credit facilities with different financial institutions.
Our performance letters of credit outstanding were $682.3 million and $598.4 million, at August 31, 2019 and November 30, 2018, respectively. Our financial letters of credit outstanding were $180.8 million and $165.4 million at August 31, 2019 and November 30, 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, as credit enhancements and as other collateral. Additionally, at

August 31, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.
In June 2019, we redeemed $500 million aggregate principal amount of our 4.500% senior notes due June 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
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
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2019:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2019
Minimum net worth test	$7,390,364	10,009,856
Maximum leverage ratio	65.0%	42.2%
Liquidity test (1)	1.00	2.01

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

At August 31, 2019, the Financial Services warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures October 2019 (1)	$500,000
364-day warehouse repurchase facility that matures November 2019 (2)	300,000
364-day warehouse repurchase facility that matures March 2020 (3)	300,000
364-day warehouse repurchase facility that matures June 2020	500,000
Total	$1,600,000

(1)	Maximum aggregate commitment includes an uncommitted amount of $400 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

Our Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $887.8 million and $1.3 billion at August 31, 2019 and November 30, 2018, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $913.9 million and $1.3 billion, at August 31, 2019 and November 30, 2018, respectively. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its residential mortgage lending activities. Since our Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid for.
At August 31, 2019, the RMF warehouse facilities were as follows:

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

(1)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of August 31, 2019. There were no borrowings under this facility as of November 30, 2018.

Borrowings under the facilities that finance RMF's commercial loan originations and securitization activities were $113.0 million and $178.8 million as of August 31, 2019 and November 30, 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized us to repurchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. During the three months ended August 31, 2019, under this repurchase program, we repurchased 6.1 million shares of our Class A common stock for approximately $295.9 million at an average share price of $48.41. During the nine months ended August 31, 2019, under this repurchase program, we repurchased 8.1 million shares of our Class A common stock for approximately $394.7 million at an average share price of $48.65.

During the nine months ended August 31, 2019, treasury stock increased due to our repurchase of 8.1 million shares of Class A common stock during the nine months ended August 31, 2019 through our stock repurchase program and 0.6 million shares of Class A common stock primarily due to activity related to our equity compensation plan. During the nine months ended August 31, 2018, treasury stock increased by 1.0 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On July 25, 2019, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 11, 2019, as declared by our Board of Directors on June 26, 2019. On October 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable on November 1, 2019 to holders of record at the close of business on October 18, 2019. We approved and paid cash dividends of $0.04 per share for both our Class A and Class B common stock in each quarter for the year ended November 30, 2018.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At August 31, 2019, we had equity investments in 51 homebuilding and land unconsolidated entities (of which at August 31, 2019, three had recourse debt, seven had non-recourse debt and 41 had no debt) compared to 51 homebuilding and land unconsolidated entities at November 30, 2018. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

			As of or for the
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$74,939	153,136	231,269	322,277
Costs and expenses	99,611	195,525	313,725	451,627
Other income (1)	513	13,903	76,578	119,095
Net earnings of unconsolidated entities	$(24,159)	(28,486)	(5,878)	(10,255)
Homebuilding equity in loss from unconsolidated entities	$(10,459)	(16,739)	(4,601)	(43,537)
Homebuilding cumulative share of net earnings - deferred at August 31, 2019 and 2018, respectively			$30,008	25,933
Homebuilding investments in unconsolidated entities			$1,002,936	901,351
Equity of the Homebuilding unconsolidated entities			$4,158,036	4,133,948
Homebuilding investment % in the unconsolidated entities (2)			24%	22%

(1)
During the nine months ended August 31, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which our pro-rata share was $25.9 million. During the three and nine months ended August 31, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, we have a 70% interest in the FivePoint TRA Liability. Therefore, we did not include in Homebuilding’s equity in loss from unconsolidated entities its pro-rata share of earnings related to our portion of the TRA Liability. As a result, our unconsolidated entities have net earnings, but we have an equity in loss from unconsolidated entities.

(2)
Our share of profit and cash distributions from the sales of land could be higher or lower compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

Balance Sheets

(In thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$536,251	781,833
Inventories	4,262,446	4,291,470
Other assets	1,012,391	1,045,274
	$5,811,088	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$800,962	874,355
Debt (1)	852,090	1,202,556
Equity	4,158,036	4,041,666
	$5,811,088	6,118,577

(1)
Debt presented above is net of debt issuance costs of $9.7 million and $12.4 million, as of August 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to the consolidation of an unconsolidated entity during the second quarter of 2019.

As of August 31, 2019 and November 30, 2018, our recorded investments in Homebuilding unconsolidated entities were $1.0 billion and $870.2 million, respectively, while the underlying equity related to our investments in Homebuilding unconsolidated entities partners’ net assets as of August 31, 2019 and November 30, 2018 were $1.3 billion and $1.2 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of August 31, 2019 and November 30, 2018, the carrying amount of our investment was $380.5 million and $342.7 million, respectively.
During the nine months ended August 31, 2018, we sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2019	November 30, 2018
Debt (1)	$852,090	1,202,556
Equity	4,158,036	4,041,666
Total capital	$5,010,126	5,244,222
Debt to total capital of our unconsolidated entities	17.0%	22.9%

(1)
Debt presented above is net of debt issuance costs of $9.7 million and $12.4 million, as of August 31, 2019 and November 30, 2018, respectively. The decrease in debt was primarily related to our consolidation of a previously unconsolidated entity during the second quarter of 2019.

Our investments in Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2019	November 30, 2018
Land development	$922,056	805,678
Homebuilding	80,880	64,523
Total investments (1)	$1,002,936	870,201

(1)	As of November 30, 2018, total investments does not include the ($62.0) million balance for one unconsolidated entity as it was reclassed to other liabilities.

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
The total debt of Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, was as follows:

(Dollars in thousands)	August 31, 2019	November 30, 2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$49,995	48,313
Non-recourse debt with completion guarantees	154,774	239,568
Non-recourse debt without completion guarantees	647,010	861,371
Non-recourse debt to Lennar	851,779	1,149,252
Lennar's maximum recourse exposure (1)	10,036	65,707
Debt issue costs	(9,725)	(12,403)
Total debt (1)	$852,090	1,202,556
Lennar’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of August 31, 2019 and November 30, 2018, our maximum recourse exposure was primarily related to us providing repayment guarantees on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to the consolidation of a previously unconsolidated entity during the second quarter of 2019.

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
As of August 31, 2019 and November 30, 2018, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of August 31, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 12 of the Notes to Condensed Consolidated Financial Statements).

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Maximum recourse debt exposure to Lennar	$10,036	—	—	3,770	6,266	—
Debt without recourse to Lennar	851,779	5,316	131,681	175,813	538,969	—
Debt issuance costs	(9,725)	—	—	—	—	(9,725)
Total	$852,090	5,316	131,681	179,583	545,235	(9,725)
The table below indicates the assets, debt and equity of our 10 largest Homebuilding unconsolidated joint venture investments by the carrying value of Lennar's investment as of August 31, 2019:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
FivePoint	$380,476	2,877,045	—	500,000	500,000	1,908,774	21%
Dublin Crossings	78,395	243,387	—	—	—	218,606	—%
Heritage Fields El Toro	45,131	1,191,172	—	5,919	5,919	1,027,979	1%
Hawk Land Investors	43,588	5,899	—	—	—	5,859	—%
SC East Landco	42,705	101,675	—	—	—	101,461	—%
Greenbriar Investor	37,200	—	—	—	—	—	—%
Mesa Canyon Community Partners	35,515	145,264	—	39,500	39,500	105,965	27%
E.L. Urban Communities	35,437	46,101	—	20,902	20,902	22,381	48%
BHCSP	33,682	97,251	3,770	26,391	30,161	55,579	35%
Runkle Canyon	33,056	66,181	—	—	—	66,112	—%
10 largest JV investments	765,185	4,773,975	3,770	592,712	596,482	3,512,716	15%
Other JVs	237,751	1,037,113	6,266	259,067	265,333	645,320	29%
Total	$1,002,936	5,811,088	10,036	851,779	861,815	4,158,036	17%
Debt issuance costs			—	(9,725)	(9,725)
Total JV debt			$10,036	842,054	852,090

(1)
The 10 largest joint ventures by carrying value presented above represent the majority of our total JVs assets and equity, 38% of the total maximum recourse debt exposure to Lennar and 70% of total JV debt without recourse to Lennar. In addition, the majority of the joint ventures presented in the table above operate in our Homebuilding West segment except FivePoint, Heritage Fields El Toro, Greenbriar Investor and E.L. Urban Communities which are in Homebuilding Other and Hawk Land Investors which is in Homebuilding East.

Multifamily: Investments in Unconsolidated Entities
At August 31, 2019, Multifamily had equity investments in 18 unconsolidated entities that are engaged in multifamily residential developments (of which seven had non-recourse debt and 11 had no debt), compared to 22 unconsolidated entities at November 30, 2018. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. LMV I has 39 multifamily assets totaling approximately 11,700 apartments with projected project costs of $4.1 billion as of August 31, 2019. There are 22 completed and operating multifamily assets with 6,200 apartments. During the nine months ended August 31, 2019, $162.4 million in equity commitments were called, of which we contributed $39.6 million representing our pro-rata portion of the called equity. During the nine months ended August 31, 2019, we received $12.3 million of distributions as a return of capital from LMV I. As of August 31, 2019, $2.1 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $480.4 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $23.6 million. As of August 31, 2019 and November 30, 2018, the carrying value of our investment in LMV I was $397.9 million and $383.4 million, respectively.
In March 2018, our Multifamily segment completed the first closing of a second Multifamily Venture, LMV II, for the development, construction and property management of class-A multifamily assets. In June 2019, our Multifamily segment completed the final closing of LMV II, which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. During the nine months ended August 31, 2019, $200.8 million in equity commitments were called, of which we contributed $54.9 million, which was made up of $132.2 million of inventory and cash contributions, offset by $77.3 million of distributions as a return of capital resulting in a remaining commitment for us of $244.9 million. As of August 31, 2019, $452.8 million of the $1.3 billion in equity commitments had been called. As of August 31, 2019 and November 30, 2018, the carrying value of our investment in LMV II was $115.1 million and $63.0 million, respectively. The difference between our net contributions and the carrying value of our investments was related to a basis difference. As of August 31, 2019, LMV II included 13 undeveloped multifamily assets totaling approximately 4,700 apartments with projected project costs of approximately $2.0 billion.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2019.
Summarized financial information on a combined 100% basis related to Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(Dollars in thousands)	August 31, 2019	November 30, 2018
Assets:
Cash and cash equivalents	$28,260	61,571
Operating properties and equipment/construction in progress	4,188,948	3,708,613
Other assets	57,298	40,899
	$4,274,506	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$200,850	199,119
Notes payable (1)	1,731,702	1,381,656
Equity	2,341,954	2,230,308
	$4,274,506	3,811,083

(1)	Notes payable are net of debt issuance costs of $21.5 million and $15.7 million, as of August 31, 2019 and November 30, 2018, respectively.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2019	2020	2021	Thereafter	Other
Debt without recourse to Lennar	$1,753,201	31,020	794,517	290,898	636,766	—
Debt issuance costs	(21,499)	—	—	—	—	(21,499)
Total	$1,731,702	31,020	794,517	290,898	636,766	(21,499)

Statements of Operations and Selected Information

			As of or for the
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2019	2018	2019	2018
Revenues	$44,338	31,907	118,318	82,980
Costs and expenses	64,423	47,235	175,636	122,512
Other income, net	33,178	13,588	54,578	52,457
Net earnings (loss) of unconsolidated entities	$13,093	(1,740)	(2,740)	12,925
Multifamily equity in earnings (loss) from unconsolidated entities and other gain (1)	$7,883	(1,730)	15,446	15,293
Our investments in unconsolidated entities			$539,697	482,241
Equity of the unconsolidated entities			$2,341,954	2,203,792
Our investment % in the unconsolidated entities			23%	22%

(1)
During the three months ended August 31, 2019, our Multifamily segment sold, through its unconsolidated entities, one operating property resulting in the segment's $12.6 million share of gain. During the nine months ended August 31, 2019, our Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an operating property resulting in the segment's $28.1 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the three and nine months ended August 31, 2018, our Multifamily segment sold one and four operating properties, respectively, through its unconsolidated entities resulting in the segment's $1.7 million and $23.3 million share of gains, respectively.

Lennar Other: Investments in Unconsolidated Entities
We sold our Rialto Management Group on November 30, 2018. We retained our fund investments along with our carried interests in various Rialto funds and investments in other balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $297.9 million at August 31, 2019. We are committed to invest as much as an additional $49.0 million in Rialto funds.
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
The following table represents amounts our Lennar Other segment would have received had the Rialto funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on August 31, 2019, both gross and net of amounts already received as advanced tax distributions and amounts paid as carried interest. The actual amounts we may receive could be materially different from amounts presented in the table below.

	August 31, 2019
(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net (2)
Rialto Real Estate Fund, LP (1)	$182,688	52,711	53,917	76,060
Rialto Real Estate Fund II, LP (1)	107,852	21,423	465	85,964
Rialto Real Estate Fund III, LP (1)	78,218	18,151	—	60,067
	$368,758	92,285	54,382	222,091

(1)	Gross of interests of participating employees (refer to note below).

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

In connection with our strategic technology initiatives, at August 31, 2019 and November 30, 2018, we had strategic equity investments in 14 and nine unconsolidated entities, respectively, which totaled $149.9 million and $126.7 million, respectively.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at August 31, 2019 and 2018:

	Controlled Homesites
August 31, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	31,489	16,613	48,102	80,074	128,176
Central	7,540	132	7,672	32,036	39,708
Texas	24,049	—	24,049	37,603	61,652
West	8,193	3,304	11,497	64,627	76,124
Other	—	1,310	1,310	3,234	4,544
Total homesites	71,271	21,359	92,630	217,574	310,204

	Controlled Homesites
August 31, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	21,388	3,482	24,870	72,812	97,682
Central	5,854	—	5,854	32,386	38,240
Texas	10,757	—	10,757	32,096	42,853
West	7,894	6,049	13,943	67,355	81,298
Other	—	1,276	1,276	250	1,526
Total homesites	45,893	10,807	56,700	204,899	261,599
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Consolidated land purchase options are reflected in the accompanying condensed consolidated balance sheets as consolidated inventory not owned. Over the next several years, we plan to increase the controlled homesites to 40%-50% of our entire homesite inventory from approximately 30% as of August 31, 2019. Recently, we have undertaken several strategic land initiatives which include acquiring fully developed homesites from regional developers and may also include building homes in bulk for landowners who will retain them as rental properties.
During the nine months ended August 31, 2019, consolidated inventory not owned increased by $143.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2019. The increase was primarily due to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory that was consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to losses related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $311.1 million and $209.5 million at August 31, 2019 and November 30, 2018, respectively. Additionally, we had posted $74.8 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2019 and November 30, 2018, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2019, we had access to 92,630 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2019, we had $311.1 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $74.8 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At August 31, 2019, we had letters of credit outstanding in the amount of $863.1 million (which included the $74.8 million of letters of credit described above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2019, there were approximately $1.4 billion, or 47%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Financial Services segment had a pipeline of residential mortgage loan applications in process of $4.3 billion at August 31, 2019. Loans in process for which interest rates were committed to the borrowers totaled approximately $775.2 million as of August 31, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2019, we had open commitments amounting to $1.6 billion to sell MBS with varying settlement dates through November 2019 and there were no open futures contracts.
(3) New Accounting Pronouncements
See Note 18 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2018, except those policies as a result of the adoption of ASC 606 as of December 1, 2018, for which we updated our revenue recognition policies as noted in Note 1 of the Notes to the Condensed Consolidated Financial Statements and as included below:
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for our benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Condensed Consolidated Balance Sheets and disclosed in footnote 11 of the Notes to the Condensed Consolidated Financial Statements. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Condensed Consolidated Balance Sheets. We periodically elect to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
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
As of August 31, 2019, we had $700 million of outstanding borrowings under our Credit Facility.
As of August 31, 2019, borrowings under Financial Services' warehouse repurchase facilities totaled $887.8 million under residential loan facilities and $113 million under RMF facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2019

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2019	2020	2021	2022	2023	2024	Thereafter	Total	2019
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$610.3	1,017.5	1,065.0	1,755.0	72.7	1,511.1	2,189.1	8,220.7	8,653.3
Average interest rate	4.5%	4.0%	6.0%	4.8%	4.2%	5.0%	4.9%	4.9%	—
Variable rate	$—	69.7	44.5	—	—	685.4	—	799.6	808.3
Average interest rate	—	4.7%	2.5%	—	—	3.8%	—	3.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	155.2	155.3	156.7
Average interest rate	5.5%	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,000.8	—	—	—	—	—	—	1,000.8	1,000.8
Average interest rate	4.0%	—	—	—	—	—	—	4.0%	—
Multifamily:
Notes payable:
Variable rate	$36.1	—	—	—	—	—	—	36.1	36.1
Average interest rate	4.3%	—	—	—	—	—	—	4.3%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	2.9%	—	—	—	—	—	—	2.9%	—
Variable rate	$13.2	—	—	—	—	—	—	13.2	13.2
Average interest rate	4.2%	—	—	—	—	—	—	4.2%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
We are a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements.
In August 2019, a subsidiary of ours was notified by the Massachusetts Department of Environmental Protection of the subsidiary’s non-compliance with the Massachusetts Contingency Plan regulations related to the clean-up of certain materials at a development formerly owned by that subsidiary in Hingham, MA. We expect to pay a monetary settlement to resolve this matter, which we do not currently expect will be material.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2019:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2019	1,718	$46.33	—	23,000,000
July 1 to July 31, 2019	3,440,582	$47.47	2,991,893	20,008,107
August 1 to August 31, 2019	3,118,669	$49.47	3,118,107	16,890,000

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

Items 3 - 5. Not Applicable

Item 6. Exhibits

3.1	By-Laws of Lennar Corporation, as amended effective June 26, 2019 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated June 26, 2019.
10.1***	2019 Award Agreements for Stuart Miller, Rick Beckwitt and Jonathan Jaffe - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 25, 2019.
10.2***
Form of 2019 Award Agreement under the Company’s 2016 Equity Incentive Plan for Stuart Miller, Rick Beckwitt and Jonathan Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 25, 2019.

10.3***	2019 Award Agreements for Diane Bessette, Mark Sustana, Jeff McCall and Bruce Gross - Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 25, 2019.
31.1	Rule 13a-14(a) certification by Rick Beckwitt, Chief Executive Officer.
31.2	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.	Section 1350 certifications by Rick Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.
The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, filed on October 8, 2019, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 8, 2019	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	October 8, 2019	/s/ David Collins
David Collins
Controller