Form 10-K
period 2019-11-30
LENNAR CORP /NEW/
filed 2020-01-27
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (305) 559-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value 10¢	LEN	New York Stock Exchange
Class B Common Stock, par value 10¢	LEN.B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (279,724,450 shares of Class A common stock and 15,719,447 shares of Class B common stock) as of May 31, 2019, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $14,491,510,465.
As of December 31, 2019, the registrant had outstanding 278,120,159 shares of Class A common stock and 37,738,354 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2020.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are the largest homebuilder in the United States in terms of consolidated revenues and earnings, an originator of residential and commercial mortgage loans, a provider of title insurance and closing services and a developer of multifamily rental properties. In addition, we are involved in ventures, and have interests in companies, that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry.
Our homebuilding operations are the most substantial part of our business, generating $20.8 billion in revenues, or approximately 93% of consolidated revenues, in fiscal 2019.
As of November 30, 2019, our reportable homebuilding segments and Homebuilding Other had divisions located in:
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including Five Point Holdings, LLC ("FivePoint")
Our other reportable segments are Financial Services, Multifamily and Lennar Other. Financial information about our Homebuilding, Financial Services, Multifamily and Lennar Other operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report. Effective for the first quarter of 2019, Lennar Corporation (the “Company”) realigned the composition of its segments due to the sale of its former Rialto Capital Management investment and asset management platform (“Rialto”). As a result of this realignment, the Company’s Rialto segment was renamed “Lennar Other”. Additionally, the Company’s Rialto Mortgage Finance (“RMF”) business moved from the Lennar Other segment to the Financial Services segment. The Company also moved its strategic investments from Homebuilding Other to the Lennar Other segment. Prior period segment financial information has been reclassified to conform to the fiscal year 2019 presentation.
About Our Company
Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into Georgia, Oregon, Washington and Tennessee. In 2017, we acquired WCI Communities, Inc. ("WCI"), a homebuilder of luxury single and multifamily homes, including a small number of luxury high-rise tower units, in Florida. In 2018, we acquired CalAtlantic Group, Inc. ("CalAtlantic"), a major homebuilder which was building homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states, and providing mortgage, title and escrow services. As a result, we became the nation's largest homebuilder in terms of consolidated revenues, with fiscal year 2019 consolidated revenues of $22.3 billion.
We are continuing our pivot to a land light operating model by controlling the timing of land purchases, reducing our years owned supply of homesites and increasing the percentage of land controlled through options or agreements versus owned land. We are focused on increasing the efficiencies in our building process and reducing selling, general and administrative expenses by using technology and innovative strategies to reduce customer acquisition costs.
We have been focusing on monetizing non-core assets and migrating toward being more of a pure-play homebuilding and financial services company. At the end of fiscal 2018 and the early part of 2019, we disposed of our Rialto Management Group, the majority of our retail title business, our title insurance underwriting business, our Florida real estate brokerage business and the majority of our business of offering residential mortgages to non-Lennar homebuyers.
In addition to our core operating platforms, Homebuilding and Financial Services, we have also been focusing on maximizing the value of our Multifamily business and our strategic investments in technology companies that are looking to improve the homebuilding industry and real estate related aspects of the financial services industry.

Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 51,491 in fiscal 2019, compared to 45,627 in fiscal 2018 and 29,394 in fiscal 2017. The increases in fiscal 2019 and 2018 resulted in part from the acquisition of CalAtlantic in February 2018. We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2019, the average sales price, excluding deliveries from unconsolidated entities, was $400,000, compared to $413,000 in fiscal 2018 and $376,000 in fiscal 2017.
We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:

•
Strong Operating Margins - We believe our purchasing leverage combined with our focus on reducing selling, general and administrative costs by using technology and innovative strategies and reducing interest expense through paydowns of debt position us for strong operating margins.

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

•
Land light strategy - We are focused on controlling the timing of land purchases, reducing our years owned supply of homesites and increasing the percentage of land controlled through options or agreements versus owned land.

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

•
Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) or unconsolidated entities in which we have investments until we have determined whether to exercise the options;

•
Acquiring access to land through joint ventures or partnerships, which among other benefits, limits the amount of our capital invested in land while helping to ensure our access to potential future homesites and allowing us to participate in strategic ventures;

•	Investing in regional developers in exchange for preferential land purchase opportunities; and

•	Acquiring land in conjunction with Multifamily.
At November 30, 2019, we owned 209,032 homesites and had access through option contracts to an additional 104,210 homesites, of which 81,887 homesites were through option contracts with third parties and 22,323 homesites were through option contracts with unconsolidated entities in which we have investments. At November 30, 2018, we owned 201,648 homesites and had access through option contracts to an additional 68,623 homesites, of which 59,289 homesites were through option contracts with third parties and 9,334 homesites were through option contracts with unconsolidated entities in which we had investments. We are in the process of reducing our reliance on land we own and increasing our access to land through options and joint ventures.

Construction and Development
Through our own efforts and those of unconsolidated entities in which Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2019, we were actively building and marketing homes in 1,283 communities, including five communities being constructed by unconsolidated entities. This was a decrease from the 1,329 communities, including five communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2018.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although homebuilders throughout the country have sometimes encountered shortages of materials and skilled labor, because of our size we have been less affected by these shortages than many of our competitors. We believe that the current availability of raw materials and labor to our subcontractors are in most locations adequate for our planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and corporate debt.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Marketing
We offer a diversified line of homes for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program enables us to differentiate our homes from those of our competitors by including luxury items as standard features at competitive pricing, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, we include built in wireless capability, home automation and solar power in many of the homes we sell, which enhances our brand and improves our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors.
Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, radio advertisements and other local and regional publications and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
Quality Service
We continually strive to improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. We strive to create a quality home buying experience for our customers through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, as well as use of technology to simplify the homebuying and financing process. We believe this leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes, and by other similar factors.
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
Local Operating Structure and Centralized Management
We balance a local operating structure with centralized corporate level management. Our local operating structure consists of homebuilding divisions across the country, each of which is usually managed by a division president, a controller and personnel focused on land acquisition, entitlement and development, sales, construction, customer service and purchasing. This local operating structure gives our division presidents and their teams, who generally have significant experience in the homebuilding industry, and in most instances, in their particular markets, the flexibility to make local operating decisions, including land identification, entitlement and development, the management of inventory levels for our current sales volume, community development, home design, construction and marketing of our homes. We centralize at the corporate level decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2019 and 15% in 2018. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2019 was $6.3 billion, compared to $6.6 billion at November 30, 2018. We expect that a substantial portion of all homes currently in backlog will be delivered in fiscal year 2020.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2019 and 2018, we had equity investments in 50 and 51 Homebuilding unconsolidated joint ventures, respectively, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $10.8 million and $65.7 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
FivePoint - We own an approximately 40% interest in FivePoint, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and the San Francisco Shipyard and Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. Three of the eleven directors of FivePoint are officers of Lennar. As of November 30, 2019, the carrying amount of our investment in FivePoint was $374.0 million.
Solar Business
Our solar business is focused on providing homeowners through solar purchases or lease programs, high-efficiency solar power systems that generate much of a home's annual expected energy needs. In fiscal 2019, Sunstreet operated in California, Colorado, Florida, Maryland, Nevada, South Carolina, and Texas.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Eagle Home Mortgage, LLC, from locations in most of the states in which we have homebuilding operations. In fiscal year 2019, our financial services subsidiaries provided loans to 76% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all credit worthy potential purchasers of our homes have access to financing.
During fiscal year 2019, we originated approximately 34,800 residential mortgage loans totaling $10.9 billion, compared to 36,500 residential mortgage loans totaling $11.1 billion during fiscal year 2018. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position.

We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2019, Financial Services had four warehouse facilities maturing at various dates through fiscal 2020 with a total maximum aggregate commitment of $1.8 billion including an uncommitted amount of $1.2 billion. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
We have been using new technology to automate portions of our mortgage loan origination process. This has reduced our origination costs from approximately $8,400 per loan in the fourth quarter of 2018 to approximately $5,600 per loan in the fourth quarter of 2019. This new technology has also made the mortgage financing process easier for homebuyers and improved the customer experience.
Title, Insurance and Closing Services
During fiscal year 2019, we sold to States Title the majority of our retail title insurance business and underwriting business in return for, among other consideration, an ownership interest in States Title. We retained our title agency business that provides services to our homebuyers and rebranded it as CalAtlantic Title. Also during fiscal year 2019, we sold our insurance agency subsidiary, North American Advantage Insurance Services, LLC, which had provided our homebuyers and others with personal lines, property and casualty insurance products.
During 2019, we provided title insurance and closing services to our homebuyers and others in approximately 59,700 real estate transactions in 32 states, through CalAtlantic Title compared to approximately 118,000 real estate transactions during 2018. Before the sales transactions disclosed above, we also provided approximately 19,800 title underwriter policies and 23,700 insurance policies compared to approximately 297,600 title underwriter policies and 69,800 insurance policies during 2018. Title and closing services are provided in 32 states.
Commercial Mortgage Origination
Our RMF subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. RMF also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance RMF lending activities, as of November 30, 2019, RMF had five warehouse repurchase financing agreements maturing between December 2019 and November 2020 with commitments totaling $900 million, which includes $50 million for floating rate loans. Prior to the sale of our Rialto Management Group on November 30, 2018, RMF was part of the Rialto operations. RMF is now included as part of Financial Services.
Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Our Multifamily segment is one of the largest developers of apartment communities across the country. At November 30, 2019, it had interests in 63 communities with development costs of approximately $7.4 billion, of which 31 communities were completed and operating, six communities were partially completed and leasing, 20 communities were under construction and the remaining communities were owned by the joint ventures. As of November 30, 2019, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $4.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
Our Multifamily segment had equity investments in 19 and 22 unconsolidated entities (including the Multifamily Ventures, described below) as of November 30, 2019 and 2018, respectively. During the year ended November 30, 2019, our Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an operating property resulting in the segment's $28.1 million share of gains. During the year ended November 30, 2018, our Multifamily segment sold, through its unconsolidated entities, six operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in ventures that build multifamily properties with the intention of retaining them after they are completed. The Lennar Multifamily Venture Fund I LP ("LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of November 30, 2019, $2.1 billion of the

$2.2 billion in equity commitments had been called, of which we had contributed our share of $485.5 million, resulting in a remaining equity commitment by us of $18.5 million.
In June 2019, the Multifamily segment completed the final closing of Lennar Multifamily Venture Fund II LP ("LMV II") which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of November 30, 2019, $582.3 million of the $1.3 billion in equity commitments had been called. As of November 30, 2019, LMV II included 16 undeveloped multifamily assets totaling approximately 5,600 apartments with projected project costs of approximately $2.4 billion.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC, that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018, however, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles it manages. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $236.7 million as of November 30, 2019, and are committed to invest as much as an additional $13.1 million in Rialto funds. The limited partner investments we retained are now included in our Lennar Other segment (see Note 10 of the notes to our consolidated financial statements).
Strategic Technology Investments
We strategically invest in technology initiatives that, among other things, help us enhance the homebuying experience, reduce our SG&A expenses and stay at the forefront of homebuilding innovation. Our strategic investments include Opendoor, a company that uses technology to streamline the home buying and selling process; Blend, a company that provides a digital mortgage application platform; Hippo Analytics, a company that provides home insurance in a more efficient and effective way; States Title, a company that built a predictive analytics platform for title insurers; and Notarize, a company that provides online notarizations. At November 30, 2019, our investment in strategic technology ventures was $285.7 million, which was included in our Lennar Other and Financial Services segments.
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
Competition
The residential homebuilding industry is highly competitive. In each of the market regions where we operate, we compete for homebuyers with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete with a wide variety of property owners in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Everything’s Included® marketing program, which simplifies the home buying experience by including most desirable features as standard items;

•	Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for multi-generational families;

•	Inclusion of built-in Wi-Fi, solar power systems and advanced technology in many of our homes;

•	Financial position, where we continue to focus on a land light strategy and using excess cash flow to pay down debt, repurchase shares and return capital to shareholders;

•	Access to land, particularly in land-constrained markets;

•	Pricing to current market conditions;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;

•	Quality construction and home warranty programs, which are supported by a responsive customer care team; and

•	Size and scale in leading markets
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
Our RMF commercial mortgage origination and sale business competes with a wide variety of banks and other lenders that offer small and mid-sized mortgage loans to commercial enterprises. Competition is based primarily on service, price and relationships with mortgage brokers and other referral sources. RMF is run by highly seasoned managers who have been originating and securitizing loans for over 28 years and can benefit from long-standing relationships with referral sources, as well as being able to leverage Lennar's infrastructure facilities for rapid market entrances and analysis. We believe these factors give RMF an advantage over many of the lenders with which it competes. Additionally, we believe access to Lennar's local homebuilding teams provides RMF with a distinct advantage in its evaluation of real estate assets.
Our multifamily operations compete with other multifamily apartment developers and operators, including REITs, across the United States. In addition, our multifamily operations compete in securing capital, partners and equity, and in securing tenants with the large supply of already existing rental apartments. Principal competitive factors include location, rental price and quality, and management of the apartment buildings.
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
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such subjects as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. For example, a 2015 decision of the California Supreme Court significantly delayed the start, and increased the cost of a California master planned mixed-use development by a company in which we have a significant investment.
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
Associates
At November 30, 2019, we employed 10,106 individuals of whom 7,931 were involved in the Homebuilding operations, 1,556 were involved in the Financial Services operations and 619 were involved in the Multifamily operations, compared to November 30, 2018, when we employed 11,626 individuals (excluding persons employed by Rialto Management Group which was sold on that day) of whom 7,844 were involved in the Homebuilding operations, 3,264 were involved in the Financial Services operations and 518 were involved in the Multifamily operations. The sale of the majority of our retail title business, retail mortgage business, title insurance underwriter and Berkshire Hathaway real estate brokerage business in the first quarter of fiscal 2019 resulted in a reduction in our associates of approximately 1,600 individuals who were involved in these businesses. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On March 20, 2019, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.
Available Information
This Report on Form 10-K and all other reports and amendments we file with or furnish to the SEC are publicly available free of charge on the investor relations section of the Lennar website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.lennar.com. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.
The following are what we believe to be the principal risks that could materially affect us and our businesses.
Market and Economic Risks
A downturn in the homebuilding market could adversely affect our operations.
In fiscal 2019, we continued to experience an improving housing market, and we saw increases in new sales contracts signed and homes delivered compared with the prior year. However, demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The economic downturn in 2007-2010 severely affected both the number of homes we could sell and the prices for which we could sell them. It also required us to write down the carrying value of our land inventory. It is likely that if there were another economic downturn, the resulting decline in demand for new homes would negatively impact our business, results of operations and financial condition.
We may not be able to continue to manage our costs.
During fiscal 2019, although we encountered increases in the costs of labor and materials, our direct costs as a percentage of our average sales prices trended downward each quarter. While we expect this trend to continue in 2020, we may not be able to lower our direct construction cost as a percentage of average sales price. We continue to operate in a labor constrained market and we cannot predict future inflationary pressures and tariffs on imported building materials. Our inability to pass on future increased costs to homebuyers would put downward pressure on our operating margins in 2020.

An increase in mortgage interest rates could reduce our buyers’ ability or desire to obtain financing and adversely affect our business or financial results.
Mortgage rates are very low as compared to most historical periods. However, they could increase in the future, particularly if the Federal Reserve Board raises its benchmark rate. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
During the prior economic downturn, we had to take significant write-downs on the carrying values of land we owned and of option values. A future decline in land values could result in similar write-downs.
We are constantly purchasing land, or entering into arrangements to purchase land, for use in our homebuilding operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, which required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write-downs of the carrying value of our inventory and costs relating to land purchase options.
Operational Risks
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
Financial Services. Our Financial Services residential and commercial lending businesses compete with other residential and commercial mortgage lenders, including national, regional and local banks and other financial institutions. Mortgage lenders who have greater access to low cost funds, superior technologies or different lending criteria than we do may be able to offer more attractive financing to potential customers than we can.
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
We may be subject to costs of warranty and liability claims in excess of the insurance coverage we can purchase.
As a homebuilder, we are subject in the ordinary course of our business to warranty and construction defect claims. We are also subject to claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and many of our subcontractors have, general liability, property, workers' compensation and other business insurance. These insurance policies are intended to protect us against risk of loss from claims, subject to self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur.
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
During 2019, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the homes. Increases in construction costs sometimes exceed our ability to increase home prices, particularly in areas where there is aggressive pricing competition or weak demand. This reduces our operating margins and our net income.
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
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2019, we had a $2.5 billion revolving credit facility with a group of banks (the "Credit Facility"). It has a $350 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The interest on borrowings under the Credit Facility is at rates based on prevailing short term rates from time to time. If interest rates increase, this increases the cost of the homes we build, which either makes those homes more expensive for homebuyers, which is likely to reduce demand, or lower our operating margins, or both.
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Financial Services residential mortgage companies have warehouse facilities to finance their mortgage lending activities and our RMF commercial lending group has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would seriously adversely impact our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2019, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $7.8 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding indebtedness during fiscal 2019, but we still have a significant amount of indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:

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

•
we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the cash flow available to fund operations and investments and reducing the amount we can return to our stockholders;

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
Our inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
Our Financial Services segment, including RMF, has warehouse facilities that mature in fiscal year 2020, and if we could not renew or replace these facilities, we probably would have to reduce our mortgage lending and origination activities.
Our Financial Services segment's residential mortgage origination subsidiaries have committed and uncommitted amounts under four warehouse repurchase credit facilities that totaled $1.8 billion as of November 30, 2019, all of which will mature at various dates through fiscal 2020. Our Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, RMF, our commercial mortgage lending subsidiary, which is included in our Financial Services segment, has committed amounts under five warehouse repurchase credit facilities that totaled $900 million as of November 30, 2019, all of which will mature within a year after that date. RMF uses these facilities primarily to finance its commercial mortgage loan origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have a material adverse impact on our financial results.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, joint venture participants, including us, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling them. For example, in connection with our Multifamily business, and its joint ventures, we and the other venture participants have guaranteed obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.
Several of the joint ventures in which we participate will in the relatively near future be required to repay, refinance, renegotiate or extend their borrowings. If any of those joint ventures are unable to do this, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the borrowings and to finance the activities for which they were incurred, which could adversely impact our financial position.
The loss of the services of members of our senior management or a significant number of our operating employees could negatively affect our business.
Our success depends to a significant extent upon the performance and active participation of our senior management, many of whom have been with us for 20 or more years. If we were to lose members of our senior management, we might not be able to find appropriate replacements on a timely basis and our operations could be negatively affected. Also, the loss of a significant number of operating employees and our inability to hire qualified replacements could have a material adverse effect on our business.

Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have approximately $6.9 billion outstanding, net of debt issuance costs as of November 30, 2019. Among other things, we rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
We will have to replace or repay a substantial amount of debt in fiscal year 2020.
We have $600 million of senior notes that mature in fiscal year 2020 and we will have to replace or renew a total of $2.7 billion of warehouse lines used by Financial Services, including RMF, as they mature. If we cannot replace or renew this debt when we need it, our operations could be adversely affected.
Natural disasters and severe weather conditions could delay deliveries and increase costs of new homes in affected areas, which could harm our sales and results of operations.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected. In the third quarter of fiscal year 2019, our homebuilding operation was disrupted due to impacts from hurricanes, which slowed home production and delayed home sales.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from Financial Services, others obtain mortgage financing from banks and other independent lenders. The uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Our Financial Services segment can be adversely affected by reduced demand for our homes.
Approximately 95% of the residential mortgage loans made by our Financial Services segment in 2019 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this aspect of our business.
If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. If we became unable to sell residential mortgage loans into the secondary mortgage market or directly to Fannie Mae, Freddie Mac and Ginnie Mae, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.
We may be liable for certain limited representations and warranties we make in connection with sale of loans.
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain industry standard limited representations and warranties we make in connection with such sales. Mortgage investors sometimes seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations or warranties. In addition, when RMF sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
Regulatory Risks
Changes in U.S. trade policies and retaliatory responses from other countries may substantially increase the costs or limit supplies of building materials and products used in our homes.
During the past year, the U.S. government has imposed new, or increased existing, tariffs on an array of imported materials and products that are used in the homes we build, including lumber, steel, aluminum, solar panels and washing machines, which increases the costs of those items, and it has threatened additional new or increased tariffs. The tariffs that have been imposed or increased have impacted our construction costs and caused disruptions in our supply chains, and new or increased tariffs could result in further cost increases. These cost increases could negatively impact our profit margins. The new or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for the homes we build.
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
We are subject to extensive and complex laws and regulations that affect land development, homebuilding and apartment development processes, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. These regulations often provide broad discretion to the administering governmental authorities as to the conditions that must be met prior to development or construction being approved, if they are approved at all. We are also subject to determinations by governmental authorities as to the adequacy of water or sewage facilities, roads and other local services with regard to particular residential communities. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay, or increase the costs of land development or home construction.
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
We could be held responsible for obligations of, and labor law violations by, our subcontractors and other contract parties.
The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies have sought, and in the future may seek, to hold contract parties like us responsible for violations of wage and hour laws, workers’ compensation and other work-related laws by firms whose employees are performing contracted for services. While the future of joint employer liability remains uncertain, if we were deemed to be a joint employer of our subcontractors’ employees, we could become responsible for collective bargaining obligations of, and labor law violations by, our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.
Other Risks
We have substantial investments in real estate related businesses in which we are a minority investor.
We have investments in funds and other investment vehicles managed by Rialto Capital Management, a company we sold in November 2018, investments in a number of companies that are applying technology to various aspects of building and marketing homes and real estate related aspects of the financial services industry, and investments in FivePoint, a publicly traded company that has ownership interests in, and is managing the development of, three large multi-use master planned communities in California. As a minority investor, we have limited influence over decisions made with regard to these funds and businesses. However, we could suffer significant losses of our investments as a result of decisions that are made by the funds and businesses.
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
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subject to possibility of computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber intrusions. The risk of cyber intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, computer intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. If we were to be subject to a material successful cyber intrusion, that could result in remediation costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value.

Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and there is an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We usually have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, their inability to sell their current home or our inability to complete and deliver the home within the specified time. If there is a downturn in the housing market, or if mortgage financing becomes less available than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
We sell a significant number of homes in communities in the United States to people who are not residents of the United States, and some large investors in our multifamily development ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business.
There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business.
The Tax Cuts and Jobs Act, which became effective January 1, 2018, contains substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among the possible changes that could make purchasing homes less attractive are (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest, and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes.
We experience variability in our operating results on a quarterly basis.
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
Stuart Miller, our Executive Chairman and a Director, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 34% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.

The trading price of our Class B common stock has been substantially lower than that of our Class A common stock.
The only significant difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to ten votes per share, while the Class A common stock entitles holders to only one vote per share. However, for many years, the trading price of the Class B common stock on the NYSE has been substantially lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
We could suffer significant losses with regard to our investments in technology companies.
In connection with our effort to use new technology to reduce selling costs and improve the experience of our homebuyers, we have made substantial investments in companies that are developing new technology that we are using.  In many instances those companies have not yet achieved profitability or their ability to survive market downturns has not yet been tested. While we think at least most of the investments we have made will prove to be profitable, it is possible that will not be the case, and that we at some time will have to write down significant portions of our investments in technology companies.
Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in restrictions on land development in certain areas and increased energy, transportation and raw material costs. We have tried to reduce the effect of the homes we build on the climate by installing solar power systems and other energy saving devices in many of those homes. Nonetheless, governmental requirements directed at reducing effects on climate could cause us to incur expenses that we cannot recover or that will require us to increase the price of homes we sell to the point that it affects demand for those homes.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 27, 2020:

Name	Position	Age
Stuart Miller	Executive Chairman	62
Rick Beckwitt	Chief Executive Officer	60
Jonathan M. Jaffe	President	60
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	59
Mark Sustana	Vice President, General Counsel and Secretary	58
David M. Collins	Controller	50
Jeff J. McCall	Executive Vice President	48
Mr. Miller is one of our Directors, and has served as our Executive Chairman since April 2018. Before that time, Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves on the Board of Directors of Five Point Holdings, LLC.
Mr. Beckwitt is one of our Directors, and has served as our Chief Executive Officer since April 2018. Before that time, Mr. Beckwitt served as our President from April 2011 to April 2018, and as our Executive Vice President from March 2006 to 2011. Mr. Beckwitt also serves on the Board of Directors of Eagle Materials Inc. and Five Point Holdings, LLC.
Mr. Jaffe is one of our Directors, and has served as our President since April 2018. Mr. Jaffe served as our Chief Operating Officer from December 2004 to January 2019, and he continues to have responsibility for the Company's operations nationally. In addition, Mr. Jaffe served as Vice President from 1994 to April 2018 and prior to then, Mr. Jaffe served as a Regional President in our Homebuilding operations. Mr. Jaffe serves on the Board of Directors of Five Point Holdings, LLC.

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
Mr. McCall became an Executive Vice President on January 9, 2020. Before that time, Mr. McCall served as our Senior Vice President from February 2018 to January 2020. From June 2011 to February 2018, Mr. McCall served as Executive Vice President and Chief Financial Officer of CalAtlantic Group, Inc., or a predecessor.

Item 2.	Properties.
We lease and maintain our executive offices in an office complex in Miami, Florida. Our homebuilding, financial services and multifamily offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.
Because of the nature of our homebuilding operations, we hold significant amounts of property as inventory in connection with our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Items 1 and 7 of this Report.

Item 3.	Legal Proceedings.
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in a number of cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers or indemnity contributions from subcontractors. We are also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us. In addition, we are a defendant in several lawsuits by entities to which we sold pools of mortgages we originated, alleging breaches of warranties in the sale documents.
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
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2019, the last reported sale price of our Class A and Class B common stock on the NYSE was $55.79 and $44.70, respectively. As of December 31, 2019, there were approximately 1,802 and 915 holders of record of our Class A and Class B common stock, respectively.
On January 9, 2020, our Board of Directors increased our annual dividend by 213% to $0.50 per share from $0.16 per share, resulting in a quarterly cash dividend of $0.125 per share for both Class A and Class B common stock, which is payable on February 7, 2020, to holders of record at the close of business on January 24, 2020.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2019:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2019	77,126	$54.08	—	16,890,000
October 1 to October 31, 2019	101,498	$59.97	95,000	16,795,000
November 1 to November 30, 2019	1,569,729	$58.92	1,569,729	15,225,271

(1)
Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration. Based on repurchases of $492.9 million to date under the repurchase authorization, we have a remaining authorization to purchase $507.1 million or the equivalent of approximately 9.1 million shares based on the December 31, 2019 Class A common stock price of $55.79.

The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2014 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2014	2015	2016	2017	2018	2019
Lennar Corporation	$100	109	91	137	94	131
Dow Jones U.S. Home Construction Index	$100	113	100	179	127	186
Dow Jones U.S. Total Market Index	$100	102	110	134	141	163

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2015 through 2019. The information presented below is based upon our historical financial statements.

	As of or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Results of Operations:
Revenues:
Homebuilding	$20,793,216	19,077,597	11,188,876	9,741,337	8,466,945
Financial Services	$824,810	954,631	891,957	809,694	734,491
Multifamily	$604,700	421,132	394,771	287,441	164,613
Lennar Other	$36,835	118,271	170,761	111,527	107,959
Total revenues	$22,259,561	20,571,631	12,646,365	10,949,999	9,474,008
Operating earnings (loss):
Homebuilding	$2,502,905	2,254,487	1,264,394	1,344,740	1,271,270
Financial Services	$224,642	199,716	195,307	207,439	197,477
Multifamily	$16,390	42,695	73,432	71,174	(7,171)
Lennar Other	$31,469	(33,707)	(57,633)	(60,322)	(35,716)
Gain on sale of Rialto investment and asset management platform	$—	296,407	—	—	—
Acquisition and integration costs related to CalAtlantic	$—	152,980	—	—	—
Corporate general and administrative expenses	$341,114	343,934	285,889	232,562	216,244
Earnings before income taxes	$2,434,292	2,262,684	1,189,611	1,330,469	1,209,616
Net earnings attributable to Lennar	$1,849,052	1,695,831	810,480	911,844	802,894
Diluted earnings per share	$5.74	5.44	3.38	3.86	3.39
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$29,359,511	28,566,181	18,745,034	15,361,781	14,419,509
Debt:
Homebuilding	$7,776,638	8,543,868	6,410,003	4,575,977	5,025,130
Financial Services	$1,745,755	1,558,702	1,191,344	1,300,704	1,211,704
Lennar Other	$15,178	14,488	371,168	398,859	418,324
Multifamily	$36,125	—	—	—	—
Stockholders’ equity	$15,949,517	14,581,535	7,872,317	7,026,042	5,648,944
Total equity	$16,033,830	14,682,957	7,986,132	7,211,567	5,950,072
Shares outstanding (000s)	315,893	324,238	239,964	239,133	215,804
Stockholders’ equity per share	$50.49	44.97	32.81	29.38	26.18
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	51,491	45,627	29,394	26,563	24,292
New orders	51,439	45,826	30,348	27,372	25,106
Backlog of home sales contracts	15,577	15,616	8,935	7,623	6,646
Backlog dollar value	$6,300,542	6,570,123	3,550,366	2,891,538	2,477,751

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in the real estate markets across the nation, including a slowdown in real estate markets in regions where we have significant homebuilding or multifamily development activities; increases in operating costs, including costs related to labor, construction materials, real estate taxes and insurance, which exceed our ability to increase prices, either in our Homebuilding or our Multifamily businesses; our inability to successfully execute our strategies, including our land lighter and our even flow production strategy; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or multifamily rental properties; the possibility that our increasing use of technology will not result in improvement to our SG&A expenses and bottom line, and will not justify its cost; inability of the technology companies in which we have investments to operate profitably; increased competition for home sales from other sellers of new and resale homes; increases in mortgage interest rates; a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt as it matures on terms that are acceptable to us; and changes in accounting standards that adversely affect our reported earnings or financial condition.
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

Outlook
During the fourth quarter, the housing market continued to strengthen. We saw traffic and sales continue to improve from last year's market pause as lower interest rates and slower price appreciation positively impacted affordability. That, together with low unemployment, wage growth, consumer confidence and economic growth, drove home purchasers, especially at the entry level, to return to the housing market.
We have remained focused on our pivot to a land lighter strategy. From controlling the timing of land purchases, to reducing our years-owned supply of homesites, to increasing the percentage of land controlled through options or agreements versus owned land, we are migrating towards a significantly smaller owned land inventory. At the beginning of 2019, we set a two-year goal of increasing the homesites we control but do not own from 25% to 40% of our land needs. We made great progress on this front, and finished the year at 33%. Based on our progress, our new goal is to have 50% of our land needs controlled versus owned by the end of fiscal 2021. We also believe that, based on our progress on reducing our years-owned supply of homesites from 4.4 years at the end of the third quarter to 4.1 years at the end of the fourth quarter, we can reduce our years-owned supply of homesites to 3 years by the end of fiscal 2021. While our most immediately impactful focus remains on our land spend and our inventory, we are also driving our asset-base lower as we continue to focus on monetizing non-core assets and business segments.
Our size and scale in each of our strategic markets continues to facilitate our management of costs even in labor constrained markets. Our continued focus on technology and leveraging our size and scale is driving efficiencies that are reflected in our consistent improvement in SG&A and our bottom line. In the fourth quarter, our SG&A expense as a percentage of home sale revenues continued its downward trend with our lowest fourth quarter level ever at 7.6%.
In addition, through contributions from our technology initiatives in our financial services platform, we decreased loan origination costs and simplified our business process to improve customer experience, which in part drove the financial services segment's record profit in the fourth quarter. Technology, together with management focus, has enabled efficiency, a better customer experience and a much better bottom line. Over the next two years we expect to see some of the same technology-based improvements that we used in our financial services platform affecting our core homebuilding operations, specifically in areas of customer acquisition costs, even flow production and inventory management.
Our backlog, combined with our current housing inventory, leads us to expect to close between 54,000 and 55,000 homes in fiscal 2020. Although the price per home may decrease as we focus more on the entry level market, we expect our fiscal 2020 gross margins to remain consistent with fiscal 2019 as we increase our home sales pace while continuing to focus on reducing construction spend by keeping cost per square foot flat while average square footage is declining, leveraging field expenses over a greater number of deliveries and reducing interest expense. Accordingly, we expect to generate strong cash flow in 2020, that we can use to pay down debt and return capital to shareholders through our increased dividend and strategic share repurchases. With a solid balance sheet, leading market positions and continued execution of our core operating strategies, we believe we are well positioned for strong profitability and cash flow in 2020.

Results of Operations
Overview
Our net earnings attributable to Lennar were $1.8 billion, or $5.74 per diluted share ($5.76 per basic share) in 2019 and $1.7 billion, or $5.44 per diluted share ($5.46 per basic share) in 2018.
The following table sets forth financial and operational information for the years indicated related to our operations:

	Years Ended November 30,
(Dollars in thousands, except average sales price)	2019	2018
Homebuilding revenues:
Sales of homes	$20,560,147	18,810,552
Sales of land and other homebuilding revenue	233,069	267,045
Total Homebuilding revenues	20,793,216	19,077,597
Homebuilding costs and expenses:
Costs of homes sold	16,323,989	15,121,738
Costs of land sold	206,526	206,956
Selling, general and administrative	1,715,185	1,608,109
Total Homebuilding costs and expenses	18,245,700	16,936,803
Homebuilding operating margins	2,547,516	2,140,794
Homebuilding equity in loss from unconsolidated entities	(13,273)	(90,209)
Homebuilding other income (expenses), net	(31,338)	203,902
Homebuilding operating earnings	$2,502,905	2,254,487
Financial Services revenues	$824,810	954,631
Financial Services costs and expenses	600,168	754,915
Financial Services operating earnings	$224,642	199,716
Multifamily revenues	$604,700	421,132
Multifamily costs and expenses	599,604	429,759
Multifamily equity in earnings from unconsolidated entities and other gain	11,294	51,322
Multifamily operating earnings	$16,390	42,695
Lennar Other revenues	$36,835	118,271
Lennar Other costs and expenses	11,794	115,969
Lennar Other equity in earnings from unconsolidated entities	15,372	24,110
Lennar Other expense, net	(8,944)	(60,119)
Lennar Other operating earnings (loss)	$31,469	(33,707)
Total operating earnings	$2,775,406	2,463,191
Gain on sale of Rialto investment and asset management platform	—	296,407
Acquisition and integration costs related to CalAtlantic	—	152,980
Corporate general and administrative expenses	341,114	343,934
Earnings before income taxes	$2,434,292	2,262,684
Net earnings attributable to Lennar	$1,849,052	1,695,831
Gross margin as a % of revenues from home sales	20.6%	19.6%
S,G&A expenses as a % of revenues from home sales	8.3%	8.5%
Operating margin as a % of revenues from home sales	12.3%	11.1%
Average sales price	$400,000	413,000
Effects of CalAtlantic Acquisition
For the year ended November 30, 2018, Homebuilding revenue included $7.0 billion of revenues, and earnings before income taxes included $491.3 million of pre-tax earnings from CalAtlantic since the date of acquisition, which included acquisition and integration costs of $153.0 million. These acquisition and integration costs were comprised mainly of severance expenses and transaction costs and were included within the acquisition and integration costs related to CalAtlantic line item in the consolidated statement of operations for the year ended November 30, 2018.
2019 versus 2018
In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2019 versus 2018 only. For discussion of fiscal year 2018 vs 2017 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report filed with the SEC for the fiscal year ended November 30, 2018.
Revenues from home sales increased 9% in the year ended November 30, 2019 to $20.6 billion from $18.8 billion in the year ended November 30, 2018. Revenues were higher primarily due to a 13% increase in the number of home deliveries, excluding unconsolidated entities, partially offset by a 3% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 51,412 homes in the year ended November 30, 2019 from 45,563 homes in the year ended November 30, 2018, primarily as a result of an increase in home deliveries in all of Homebuilding's segments except Homebuilding Other. The average sales price of homes delivered, excluding unconsolidated entities, decreased to $400,000 in the year ended November 30, 2019 from $413,000 in the year ended November 30, 2018 reflecting our continued focus on the entry-level market and, in general, moving down the price curve.
Gross margins on home sales were $4.2 billion, or 20.6%, in the year ended November 30, 2019 compared to $3.7 billion, or 19.6% (21.8% excluding purchase accounting), in the year ended November 30, 2018. The gross margin percentage on home sales increased because the year ended November 30, 2018 included $414.6 million or 220 basis points of backlog/construction in progress write-up related to purchase accounting adjustments on CalAtlantic homes that were delivered in that period. This was partially offset by higher construction costs as a percentage of home sales revenue.
Selling, general and administrative expenses were $1.7 billion in the year ended November 30, 2019, compared to $1.6 billion in the year ended November 30, 2018. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.3% in the year ended November 30, 2019, from 8.5% in the year ended November 30, 2018, due to improved operating leverage as a result of an increase in home deliveries.
Homebuilding equity in loss from unconsolidated entities, gross margin on land sales and other homebuilding revenue and homebuilding other income (expense), net, totaled a loss of $18.1 million in the year ended November 30, 2019, compared to earnings of $173.8 million in the year ended November 30, 2018. Homebuilding equity in loss from unconsolidated entities was $13.3 million in the year ended November 30, 2019, compared to Homebuilding equity in loss from unconsolidated entities of $90.2 million in the year ended November 30, 2018, which was attributable to our share of net operating losses from our unconsolidated entities, which were primarily driven by valuation adjustments related to assets of Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales. Gross margin on land sales and other homebuilding revenue was $26.5 million in the year ended November 30, 2019, compared to $60.1 million in the year ended November 30, 2018. Homebuilding other income (expense), net, totaled ($31.3) million in the year ended November 30, 2019, compared to $203.9 million in the year ended November 30, 2018. In the year ended November 30, 2018, other income, net, was primarily related to a $164.9 million gain on the sale of an 80% interest in one of Homebuilding's strategic joint ventures, Treasure Island Holdings.
Homebuilding interest expense was $395.0 million in the year ended November 30, 2019 ($371.8 million was included in costs of homes sold, $5.6 million in costs of land sold and $17.6 million in other interest expense), compared to $316.2 million in the year ended November 30, 2018 ($301.3 million was included in costs of homes sold, $3.6 million in costs of land sold and $11.3 million in other interest expense). Interest expense included in costs of homes sold increased primarily due to an increase in home deliveries.
Operating earnings for the Financial Services segment were $244.3 million in the year ended November 30, 2019 (which included $224.6 million of operating earnings and an add back of $19.6 million of net loss attributable to noncontrolling interests), compared to $199.7 million in the year ended November 30, 2018. Operating earnings increased due to an improvement in the mortgage business as a result of a higher capture rate of increased Lennar home deliveries, as well as reductions in loan origination costs driven in part by technology initiatives. Operating earnings of our title business decreased as a result of a decline in retail closed orders due to the sale of a majority of our retail agency business and title insurance underwriter in the first quarter of 2019. This decrease in retail volume was partially offset by an increase in captive business volume and a decrease in operating expenses.
Operating earnings for the Multifamily segment were $18.1 million in the year ended November 30, 2019 (which included $16.4 million of operating earnings and an add back of $1.8 million of net loss attributable to noncontrolling interests), compared to operating earnings of $42.7 million in the year ended November 30, 2018. Operating earnings in the year ended November 30, 2019 was primarily due to the segment's $16.3 million share of gains as a result of the sale of two operating properties by Multifamily's unconsolidated entities, $11.9 million gain on the sale of an investment in an operating property and $19.3 million of promote revenue related to nine properties in LMV I, partially offset by general and administrative expenses, compared to the segment's $61.2 million share of gains as a result of the sale of six operating properties by Multifamily's unconsolidated entities and the sale of an investment in an operating property in the year ended November 30, 2018.
Operating earnings for the Lennar Other segment in the year ended November 30, 2019 were $32.0 million (which included $31.5 million of operating earnings and an add back of $0.6 million of net loss attributable to noncontrolling interests). Operating loss for the Lennar Other segment in the year ended November 30, 2018 was $30.4 million (which included $33.7 million of operating loss and an add back of $3.3 million of net loss attributable to noncontrolling interests). The increase in operating earnings was primarily related to non-recurring expenses incurred in the year ended November 30, 2018 and an increase in our equity in earnings from the Rialto fund investments that were retained when we sold the Rialto investment and asset management platform.
Corporate general and administrative expenses were $341.1 million, or 1.5% as a percentage of total revenues, in the year ended November 30, 2019, compared to $343.9 million, or 1.7% as a percentage of total revenues, in the year ended November 30, 2018. The decrease in corporate general and administrative expenses as a percentage of total revenues was due to improved operating leverage as a result of an increase in revenues.
In the years ended November 30, 2019 and 2018, we had a tax provision of $592.2 million and $545.2 million, respectively. Our overall effective income tax rates were 24.3% for both the years ended November 30, 2019 and 2018. During the year ended November 30, 2018, we recorded a non-cash one-time write down of deferred tax assets that resulted in income tax expense of $68.6 million as a result of the Tax Cuts and Jobs Act enacted in December 2017, offset primarily by tax benefits for tax accounting method changes implemented during the period.
Homebuilding Segments
Our Homebuilding operations construct and sell homes primarily for first-time, move-up, active adult and luxury homebuyers primarily under the Lennar brand name. In addition, our homebuilding operations purchase, develop and sell land to third parties. In certain circumstances, we diversify our operations through strategic alliances and attempt to minimize our risks by investing with third parties in joint ventures. Our chief operating decision makers ("CODM") manage and assess our performance at a regional level. Therefore, we performed an assessment of our operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of our four homebuilding regions (Homebuilding East, Homebuilding Central, Homebuilding Texas, and Homebuilding West), financial services operations, multifamily operations and Lennar Other are our operating segments. Information about homebuilding activities in our urban divisions that do not have economic characteristics similar to those in other divisions within the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. In the first quarter of 2019, as a result of the reclassification of RMF and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, we renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from the Homebuilding segments to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Homebuilding segments are to those four reportable segments.
At November 30, 2019 our homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2019	2018
Homebuilding revenues:
East:
Sales of homes	$7,059,267	6,193,868
Sales of land and other homebuilding revenue	39,670	55,996
Total East	7,098,937	6,249,864
Central:
Sales of homes	2,718,836	2,260,105
Sales of land and other homebuilding revenue	20,170	30,782
Total Central	2,739,006	2,290,887
Texas:
Sales of homes	2,526,364	2,366,844
Sales of land and other homebuilding revenue	52,598	54,555
Total Texas	2,578,962	2,421,399
West:
Sales of homes	8,203,790	7,934,138
Sales of land and other homebuilding revenue	23,514	125,712
Total West	8,227,304	8,059,850
Other:
Sales of homes	51,890	55,597
Sales of land and other homebuilding revenue	97,117	—
Total Other	149,007	55,597
Total homebuilding revenues	$20,793,216	19,077,597

	Years Ended November 30,
(In thousands)	2019	2018
Homebuilding operating earnings (loss):
East:
Sales of homes	$936,045	728,934
Sales of land and other homebuilding revenue	25,888	20,287
Equity in loss from unconsolidated entities	(793)	(818)
Other income, net	16,235	10,818
Total East	977,375	759,221
Central:
Sales of homes	273,009	180,150
Sales of land and other homebuilding revenue	6,047	909
Equity in earnings from unconsolidated entities	178	691
Other income, net	5,382	858
Total Central	284,616	182,608
Texas:
Sales of homes	278,121	165,094
Sales of land and other homebuilding revenue	11,634	10,808
Equity in earnings from unconsolidated entities	569	469
Other expense, net	(4,450)	(3,922)
Total Texas	285,874	172,449
West:
Sales of homes	1,062,701	1,029,251
Sales of land and other homebuilding revenue	(19,405)	30,375
Equity in earnings (loss) from unconsolidated entities	1,263	(212)
Other income, net	6,291	22,888
Total West	1,050,850	1,082,302
Other:
Sales of homes	(28,903)	(22,709)
Sales of land and other homebuilding revenue	2,379	(2,305)
Equity in loss from unconsolidated entities (1)	(14,490)	(90,339)
Other income (expense), net (2)	(54,796)	173,260
Total Other	(95,810)	57,907
Total homebuilding operating earnings	$2,502,905	2,254,487

(1)
Equity in loss from unconsolidated entities for the year ended November 30, 2018 included our share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments related to assets of Homebuilding unconsolidated entities, partially offset by profit from land sales.

(2)
Other expense, net for the year ended November 30, 2019 included a one-time loss of $48.9 million from the consolidation of a previously unconsolidated entity. Other income, net for the year ended November 30, 2018 included $164.9 million related to a gain on the sale of an 80% interest in one of Homebuilding's joint ventures, Treasure Island Holdings.

Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2019	2018	2019	2018	2019	2018
East	20,979	18,161	7,079,863	6,193,868	337,000	341,000
Central	7,071	5,865	2,718,836	2,260,105	385,000	385,000
Texas	8,193	7,146	2,526,364	2,366,844	308,000	331,000
West	15,178	14,352	8,203,790	7,934,138	541,000	553,000
Other	70	103	67,439	103,330	963,000	1,003,000
Total	51,491	45,627	20,596,292	18,858,285	400,000	413,000
Of the total homes delivered listed above, 79 homes with a dollar value of $36.1 million and an average sales price of $458,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2019 and 64 home deliveries with a dollar value of $47.7 million and an average sales price of $746,000 for the year ended November 30, 2018.

New Orders (1):

	Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2019	2018	2019	2018	2019	2018
East	20,718	19,297	7,002,496	6,505,867	338,000	337,000
Central	7,098	5,855	2,750,420	2,263,946	387,000	387,000
Texas	8,215	7,078	2,478,981	2,284,726	302,000	323,000
West	15,335	13,516	8,024,755	7,544,235	523,000	558,000
Other	73	80	66,903	82,522	916,000	1,032,000
Total	51,439	45,826	20,323,555	18,681,296	395,000	408,000
Of the total new orders listed above, 103 represent the dollar value of new orders from unconsolidated entities with a dollar value of $43.7 million and an average sales price of $424,000 for the year ended November 30, 2019 and 58 new orders with a dollar value of $39.7 million and an average sales price of $685,000 for the year ended November 30, 2018.

(1)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2019 and 2018.
Backlog (2):

	November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2019	2018	2019	2018	2019	2018
East (3)	6,827	7,075	2,448,498	2,522,710	359,000	357,000
Central	2,013	1,986	821,837	790,252	408,000	398,000
Texas	2,170	2,148	713,337	760,721	329,000	354,000
West	4,558	4,401	2,308,417	2,487,451	506,000	565,000
Other	9	6	8,453	8,989	939,000	1,498,000
Total	15,577	15,616	6,300,542	6,570,123	404,000	421,000
Of the total homes in backlog listed above, 31 homes with a backlog dollar value of $10.2 million and an average sales price of $328,000 represent homes in backlog from unconsolidated entities at November 30, 2019 and 17 homes with a dollar value of $7.1 million and an average sales price of $420,000 represent homes in backlog from unconsolidated entities at November 30, 2018.

(2)
During the year ended November 30, 2018, we acquired a total of 6,481 homes in backlog in connection with the CalAtlantic acquisition. Of the homes acquired that were in backlog, 2,126 homes were in the East, 1,281 homes were in the Central, 877 homes were in Texas and 2,197 homes were in the West.

(3)	During the year ended November 30, 2019, we acquired 13 homes in backlog.
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
We experienced cancellation rates as follows:

	Years Ended November 30,
	2019	2018
East	15%	14%
Central	12%	11%
Texas	23%	21%
West	15%	14%
Other	7%	21%
Total	16%	15%
Active Communities:

	November 30,
	2019	2018 (1)
East	428	481
Central	255	243
Texas	238	240
West	359	361
Other	3	4
Total	1,283	1,329
Of the total active communities listed above, five communities represent active communities being developed by unconsolidated entities as of both November 30, 2019 and 2018.

(1)
We acquired 542 active communities as part of the CalAtlantic acquisition on February 12, 2018. Of the communities acquired, 177 were in the East, 135 were in the Central, 99 were in Texas and 131 were in the West.

The following table details our gross margins on home sales for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(Dollars in thousands)	2019		2018 (1)
East:
Sales of homes	$7,059,267		6,193,868
Costs of homes sold	5,526,335		4,900,188
Gross margins on home sales	1,532,932	21.7%	1,293,680	20.9%
Central:
Sales of homes	2,718,836		2,260,105
Costs of homes sold	2,215,955		1,882,114
Gross margins on home sales	502,881	18.5%	377,991	16.7%
Texas:
Sales of homes	2,526,364		2,366,844
Costs of homes sold	2,003,650		1,952,366
Gross margins on home sales	522,714	20.7%	414,478	17.5%
West:
Sales of homes	8,203,790		7,934,138
Costs of homes sold	6,520,975		6,331,368
Gross margins on home sales	1,682,815	20.5%	1,602,770	20.2%
Other:
Sales of homes	51,890		55,597
Costs of homes sold (2)	57,074		55,702
Gross margins on home sales (2)	(5,184)	(10.0)%	(105)	(0.2)%
Total gross margins on home sales	$4,236,158	20.6%	3,688,814	19.6%
(1) During the year ended November 30, 2018, gross margins on home sales included backlog/construction in progress write-up of $414.6 million related to purchase accounting on CalAtlantic homes that were delivered in fiscal year 2018.
(2) Negative gross margins were due to period costs in Urban divisions that impact costs of homes sold without any sales of homes revenue.
Homebuilding East: Revenues from home sales increased in 2019 compared to 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, partially offset by a decrease in the average sales price in all the states of the segment, except in the Carolinas and New Jersey/New York. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily due to our continued focus on the entry-level market and, in general, moving down the price curve. Gross margin percentage on home sales for the year ended November 30, 2019 increased compared to the same period last year primarily due to decreases in construction costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries in fiscal year 2018.
Homebuilding Central: Revenues from home sales increased in 2019 compared to 2018, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of deliveries was primarily driven by an increase in active communities and an increase in the number of home deliveries per active community. The average sales prices of home deliveries were flat from 2019 compared to 2018. Gross margin percentage on home sales for the year ended November 30, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries in 2018.
Homebuilding Texas: Revenues from home sales increased in 2019 compared to 2018, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily due to our continued focus on the entry-level market and, in general, moving down the price curve. Gross margin percentage on home sales for the year ended November 30, 2019 increased compared to the same period last year primarily due to decreases in construction costs per home and purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries in 2018.

Homebuilding West: Revenues from home sales increased in 2019 compared to 2018, primarily due to an increase in the number of home deliveries in all the states in the segment, except Colorado. The increase in revenues was partially offset by a decrease in the average sales price of homes delivered in Arizona, California and Oregon. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Colorado was primarily due to a decrease in active communities and timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Arizona, California and Oregon was primarily due to our continued focus on the entry-level market and, in general, moving down the price curve. Gross margin percentage on home sales for the year ended November 30, 2019 increased compared to the same period last year primarily due to purchase accounting adjustments on CalAtlantic homes that were in backlog/construction in progress when we acquired CalAtlantic, which reduced the gross margin percentage on those deliveries in 2018.
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
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2019	2018
Revenues	$824,810	954,631
Costs and expenses	600,168	754,915
Operating earnings	$224,642	199,716
Dollar value of mortgages originated	$10,930,900	11,079,000
Number of mortgages originated	34,800	36,500
Mortgage capture rate of Lennar homebuyers	76%	73%
Number of title and closing service transactions	59,700	118,000
Number of title policies issued	19,800	297,600
RMF
RMF originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties. This business has become a significant contributor to Financial Services' revenues.
During the year ended November 30, 2019, RMF originated loans with a total principal balance of $1.6 billion, all of which were recorded as loans held-for-sale, except $15.3 million which were recorded as accrual loans within loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. During the year ended November 30, 2018, RMF originated loans with a principal balance of $1.4 billion all of which were recorded as loans held-for-sale and sold $1.5 billion of loans into 16 separate securitizations. As of November 30, 2019 and 2018, originated loans with an unpaid balance of $158.4 million and $218.4 million, respectively, were sold into a securitization trust but not settled and thus were included as receivables, net.
Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in ventures that build multifamily properties with the intention of retaining them after they are completed.
As of November 30, 2019 and 2018, our balance sheet had $1.1 billion and $874.2 million, respectively, of assets related to our Multifamily segment, which included investments in unconsolidated entities of $561.2 million and $481.1 million, respectively. Our net investment in our Multifamily segment as of November 30, 2019 and 2018 was $829.5 million and $703.6 million, respectively. During the year ended November 30, 2019, our Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an operating property resulting in the segment's $28.1 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the year ended November 30, 2018, our Multifamily segment sold, through its unconsolidated entities six operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. The gain of $15.7 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities.
Our Multifamily segment had equity investments in 19 and 22 unconsolidated entities, including LMV I and LMV II, as of November 30, 2019 and 2018, respectively. As of November 30, 2019, our Multifamily segment had interests in 63 communities with development costs of $7.4 billion, of which 31 communities were completed and operating, six communities were partially completed and leasing, 20 communities were under construction and the remaining communities were owned by joint ventures. As of November 30, 2019, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $4.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs.
In March 2018, our Multifamily segment completed the first closing of a second LMV II for the development, construction and property management of Class-A multifamily assets. In June 2019, our Multifamily segment completed the final closing of LMV II which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2019, $330.2 million in equity commitments were called, of which we contributed our portion of $94.1 million, which was made up of a $191.0 million inventory and cash contributions, offset by $96.9 million of distributions as a return of capital, resulting in a remaining equity commitment for us of $205.7 million. As of November 30, 2019, $582.3 million of the $1.3 billion in equity had been called. As of November 30, 2019 and 2018, the carrying value of our investment in LMV II was $153.3 million and $63.0 million, respectively. The difference between our net contributions and the carrying value of our investments was related to a basis difference. As of November 30, 2019, LMV II included 16 undeveloped multifamily assets totaling approximately 5,600 apartments with projected project costs of approximately $2.4 billion.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies. As of November 30, 2019 and 2018, our balance sheet had $495.4 million and $589.0 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $403.7 million and $424.1 million, respectively.
At November 30, 2019 and 2018, the carrying value of Lennar Other's commercial mortgage-backed securities ("CMBS") was $54.1 million and $60.0 million, respectively. These securities were purchased at discount rates ranging from 6% to 86% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2019 and 2018. We classify these securities as held-to-maturity based on our intent and ability to hold the securities until maturity. We have financing agreements to finance CMBS that have been purchased as investments by the segment. At November 30, 2019 and 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $13.3 million and $12.6 million, respectively, and the interest is incurred at a rate of 3.9%.
Financial Condition and Capital Resources
At November 30, 2019, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.5 billion, compared to $1.6 billion at November 30, 2018.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").

Operating Cash Flow Activities
During 2019 and 2018, cash provided by operating activities totaled $1.5 billion and $1.7 billion, respectively. During 2019, cash provided by operating activities was positively impacted by our net earnings and a decrease in receivables of $312.3 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $623.6 million and an increase in Financial Services loans held-for-sale of $431.3 million. For the year ended November 30, 2019, distributions of earnings from unconsolidated entities were $12.8 million, which included (1) $8.5 million from Multifamily unconsolidated entities, and (2) $4.3 million from Homebuilding unconsolidated entities.
During 2018, cash provided by operating activities was positively impacted by our net earnings, an increase in accounts payable and other liabilities of $412.8 million, deferred income tax expense of $268.0 million and a decrease in loans held-for-sale of $5.8 million of which $153.3 million related to our Lennar Other segment, partially offset by an increase in loans held-for-sale of $147.5 million related to Financial Services. In addition, cash provided by operating activities was negatively impacted by an increase in other assets of $24.9 million, an increase in receivables of $431.2 million and an increase in inventories due to strategic land purchases, land development and construction costs of $135.9 million. For the year ended November 30, 2018, distributions of earnings from unconsolidated entities were $113.1 million, which included (1) $69.9 million from Homebuilding unconsolidated entities, (2) $37.8 million from Multifamily unconsolidated entities, and (3) $5.4 million from the unconsolidated Rialto real estate funds included in the Lennar Other Segment.
Investing Cash Flow Activities
During 2019 and 2018, cash provided by (used in) investing activities totaled $19.6 million and ($594.0) million, respectively. During 2019, our cash provided by investing activities was primarily due to $52.6 million of proceeds from the sales of securities, $70.4 million of proceeds from the sale of two Homebuilding operating properties and other assets, and distributions of capital from unconsolidated entities of $405.7 million, which primarily included (1) $151.9 million from Multifamily unconsolidated entities, (2) $137.6 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment and (3) $93.4 million from Homebuilding unconsolidated entities. This was partially offset by net additions to operating properties and equipment of $86.5 million and cash contributions of $436.2 million to unconsolidated entities, which included (1) $225.8 million to Homebuilding unconsolidated entities, (2) $108.6 million to Multifamily unconsolidated entities and (3) $101.8 million to the unconsolidated Rialto real estate funds and strategic investments included in the Lennar Other segment.
During 2018, our cash used in investing activities was primarily due to our $1.1 billion acquisition of CalAtlantic, net of cash acquired, net additions to operating properties and equipment of $130.4 million and cash contributions of $405.5 million to unconsolidated entities, which included (1) $138.0 million to Homebuilding unconsolidated entities, (2) $113.0 million to Multifamily unconsolidated entities primarily for working capital and (3) $154.6 million to the unconsolidated Rialto real estate funds and strategic investments included in the Lennar Other segment. This was partially offset by the receipt of $340 million from the sale of our Rialto investment and asset management platform to investment funds managed by Stone Point Capital, $225.3 million of proceeds from the sale of investments in unconsolidated entities, including $200 million of proceeds from the sale of an 80% interest in one of our strategic joint ventures, Treasure Island Holdings, proceeds from maturities/sales of investment securities of $85.2 million, and distributions of capital from unconsolidated entities of $362.5 million, which primarily included (1) $172.0 million from Multifamily unconsolidated entities, (2) $136.0 million from Homebuilding unconsolidated entities, and (3) $54.3 million from the unconsolidated Rialto real estate funds and strategic investments included in the Lennar Other segment.
Financing Cash Flow Activities
During 2019 and 2018, our cash used in financing activities totaled $1.6 billion and $2.2 billion, respectively. During 2019, our cash used in financing activities was primarily impacted by (1) $600 million aggregate principal amount redemption of our 4.50% senior notes due November 2019, (2) $500 million aggregate principal amount redemption of our 4.500% senior notes due June 2019, (3) $189.5 million principal payments on other borrowings, and (4) repurchase of our common stock for $523.1 million, which included $492.9 million of repurchases of our stock under our repurchase program and $29.0 million of repurchases related to our equity compensation plan. This was partially offset by $166.6 million of net borrowings under our Financial Services warehouse facilities and $88.8 million of proceeds from other borrowings.
During 2018, our cash used in financing activities was primarily impacted by (1) $575 million aggregate principal redemption of our 8.375% senior notes due 2018, (2) $454.7 million net repayments under our revolving Credit Facility, (3) $359.0 million of aggregate principal payment on Lennar Other's (formerly our Rialto segment) 7.00% senior notes due December 2018 and other notes payable, (4) payment at maturity of $275 million aggregate principal amount of 4.125% senior notes due 2018, (5) $250 million aggregate principal paid to redeem our 6.95% senior notes due 2018, (6) $138.5 million of principal payments on other borrowings, and (7) $89.6 million of payments related to noncontrolling interests. This was partially offset by $272.9 million of net borrowings under our Financial Services warehouse facilities.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2019	2018
Homebuilding debt	$7,776,638	8,543,868
Stockholders’ equity	15,949,517	14,581,535
Total capital	$23,726,155	23,125,403
Homebuilding debt to total capital	32.8%	36.9%
Homebuilding debt	$7,776,638	8,543,868
Less: Homebuilding cash and cash equivalents	1,200,832	1,337,807
Net Homebuilding debt	$6,575,806	7,206,061
Net Homebuilding debt to total capital (1)	29.2%	33.1%

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

At November 30, 2019, Homebuilding debt to total capital was lower compared to November 30, 2018, as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by stock repurchases, and a decrease in Homebuilding debt.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or pursuing other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructuring, joint ventures, spin-offs or initial public offerings as we intend to move back towards being a pure play homebuilding company over time. On November 30, 2018, we sold the Rialto Management Group. However, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $236.7 million as of November 30, 2019, and we are committed to invest as much as an additional $13.1 million in Rialto funds. The retained aspects of our former Rialto segment are now included in our Lennar Other segment, except for RMF and certain other Rialto assets which are included in our Financial Services segment (see Note 8 and 10 of the notes to our consolidated financial statements).

The following table summarizes our Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2019	2018
6.625% senior notes due 2020 (1)	$303,668	311,735
2.95% senior notes due 2020	299,421	298,838
8.375% senior notes due 2021 (1)	418,860	435,897
4.750% senior notes due 2021	498,893	498,111
6.25% senior notes due December 2021 (1)	310,252	315,283
4.125% senior notes due 2022	597,885	596,894
5.375% senior notes due 2022 (1)	258,198	261,055
4.750% senior notes due 2022	571,644	570,564
4.875% senior notes due December 2023	396,553	395,759
4.500% senior notes due 2024	646,802	646,078
5.875% senior notes due 2024 (1)	448,158	452,833
4.750% senior notes due 2025	497,558	497,114
5.25% senior notes due 2026 (1)	407,921	409,133
5.00% senior notes due 2027 (1)	352,892	353,275
4.75% senior notes due 2027	893,046	892,297
0.25% convertible senior notes due 2019	—	1,291
4.500% senior notes due 2019	—	499,585
4.50% senior notes due 2019	—	599,176
Mortgage notes on land and other debt	874,887	508,950
	$7,776,638	8,543,868

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

The carrying amounts of the senior notes listed above are net of debt issuance costs of $22.9 million and $31.2 million, as of November 30, 2019 and 2018, respectively.
Our Homebuilding average debt outstanding was $9.1 billion with an average rate of interest incurred of 4.8% for the year ended November 30, 2019, compared to $9.1 billion with an average rate of interest incurred of 4.8% for the year ended November 30, 2018. Interest incurred related to Homebuilding debt for the year ended November 30, 2019 was $422.7 million, compared to $423.7 million in 2018. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, proceeds from sales of debt as well as borrowings under our Credit Facility.
In November 2019, we redeemed $600 million aggregate principal amount of our 4.50% senior notes due November 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
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
In April 2019, we amended the credit agreement governing our Credit Facility to increase the maximum borrowings from $2.0 billion to $2.4 billion and extend the maturity one year to April 2024, with $50 million maturing in June 2020. In September 2019, the Credit Facility commitments were increased by $50 million to total commitments of $2.5 billion. Our Credit Facility has a $350 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of November 30, 2019. As of both November 30, 2019 and 2018, we had no outstanding borrowings under the Credit Facility. In addition, we had $305 million in letter of credit facilities with different financial institutions at November 30, 2019.
Under the amended Credit Facility agreement executed in April 2019 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2019.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2019:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2019
Minimum net worth test	$7,652,808	10,577,157
Maximum leverage ratio	65.0%	34.5%
Liquidity test (1)	1.00	3.05

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
Our performance letters of credit outstanding were $715.8 million and $598.4 million at November 30, 2019 and 2018, respectively. Our financial letters of credit outstanding were $184.1 million and $165.4 million at November 30, 2019 and 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds.

At November 30, 2019, the Financial Services segment warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2019 (1)	$500,000
364-day warehouse repurchase facility that matures March 2020 (2)	300,000
364-day warehouse repurchase facility that matures June 2020	500,000
364-day warehouse repurchase facility that matures October 2020 (3)	500,000
Total	$1,800,000

(1)
Subsequent to November 30, 2019, the maturity date was extended to March 2020 and the maximum aggregate commitment was decreased to $300 million. As of November 30, 2019, the maximum aggregate commitment includes an uncommitted amount of $500 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.4 billion and $1.3 billion at November 30, 2019 and 2018, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.4 billion and $1.3 billion at November 30, 2019 and 2018, respectively. The combined effective interest rate on the facilities at November 30, 2019 was 3.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
RMF - loans held-for-sale
During the year ended November 30, 2019, RMF originated loans with a total principal balance of $1.6 billion, nearly all of which were recorded as loans held-for-sale, except $15.3 million which were recorded as accrual loans within loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. During the year ended November 30, 2018, RMF originated loans with a principal balance of $1.4 billion, all of which were recorded as loans held-for-sale and sold $1.5 billion of loans into 16 separate securitizations. As of November 30, 2019 and 2018, originated loans with an unpaid balance of $158.4 million and $218.4 million, respectively, were sold into a securitization trust but not settled and thus were included as receivables, net.
At November 30, 2019, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2019 (1)	$250,000
364-day warehouse repurchase facility that matures December 2019 (1)	200,000
364-day warehouse repurchase facility that matures December 2019 (1)	200,000
364-day warehouse repurchase facility that matures November 2020	200,000
Total - Loans origination and securitization business	$850,000
Warehouse repurchase facility that matures December 2019 (two - one year extensions) (2)	50,000
Total	$900,000

(1)	Subsequent to November 30, 2019, the maturity date was extended to December 2020.

(2)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were borrowings under this facility of $11.4 million as of November 30, 2019. There were no borrowings under this facility as of November 30, 2018.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $216.9 million and $178.8 million as of November 30, 2019 and 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors. Without the warehouse facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Changes in Capital Structure
We had a stock repurchase program adopted in 2001, which originally authorized us to purchase up to 20 million shares of our outstanding common stock. During the year ended November 30, 2018, under our stock repurchase program, we repurchased 6.0 million shares of Class A common stock for $249.9 million at an average share price of $41.63.
In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. During the year ended November 30, 2019, we repurchased 9.8 million shares of Class A common stock for approximately $492.9 million at an average share price of $50.41.
During the year ended November 30, 2019, treasury stock increased by 10.5 million shares of Class A common stock due primarily to 9.8 million shares of common stock repurchased during the year through our stock repurchase program. During the year ended November 30, 2018, treasury stock increased by 7.0 million shares of Class A common stock primarily due to 6.0 million shares of common stock repurchased during the year through our stock repurchase program.
During the years ended November 30, 2019 and 2018, our Class A and Class B common stockholders received an aggregate per share annual dividend of $0.16. On January 9, 2020, our Board of Directors increased the annual dividend rate to $0.50 per share.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
At November 30, 2019, we had equity investments in 50 homebuilding and land unconsolidated entities (of which 4 had recourse debt, 8 had non-recourse debt and 38 had no debt), compared to 51 homebuilding and land unconsolidated entities at November 30, 2018. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
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

Summarized financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2019	2018
Revenues	$303,963	522,811
Costs and expenses	401,396	720,849
Other income, net (1)	78,406	120,620
Net loss of unconsolidated entities (1)	$(19,027)	(77,418)
Homebuilding equity in loss from unconsolidated entities (1)	$(13,273)	(90,209)
Homebuilding cumulative share of net earnings - deferred at November 30	$26,499	35,233
Homebuilding investments in unconsolidated entities (2)	$1,009,035	870,201
Equity of the unconsolidated entities	$4,213,756	4,041,666
Homebuilding investment % in the unconsolidated entities (3)	24%	22%

(1)
During the year ended November 30, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which our pro-rata share was $25.9 million. During the year ended November 30, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, we have a 70% interest in the FivePoint TRA Liability. Therefore, we did not include in Homebuilding’s equity in loss from unconsolidated entities our pro-rata share of earnings related to our portion of the TRA Liability. As a result, our unconsolidated entities have net losses, but we have a higher equity in loss from unconsolidated entities.

(2)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities as of November 30, 2018.

(3)
Our share of profit and cash distributions from operations could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return or cash flow milestones are achieved.

For the year ended November 30, 2019, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities.
For the year ended November 30, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by valuation adjustments related to assets of Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales.
Balance Sheets

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$602,480	781,833
Inventories	4,514,885	4,291,470
Other assets	1,007,698	1,045,274
	$6,125,063	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$816,719	874,355
Debt (1)	1,094,588	1,202,556
Equity	4,213,756	4,041,666
	$6,125,063	6,118,577

(1)
Debt is net of debt issuance costs of $13.0 million and $12.4 million, as of November 30, 2019 and 2018, respectively. The decrease in debt was primarily related to the consolidation of a previously unconsolidated entity during the year ended November 30, 2019.

As of November 30, 2019 and 2018, our recorded investments in Homebuilding unconsolidated entities were $1.0 billion and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of November 30, 2019 and 2018 was $1.3 billion and $1.2 billion, respectively. The basis difference was primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of November 30, 2019 and 2018, the carrying amount of our investment was $374.0 million and $342.7 million, respectively.
The Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.
Debt to total capital of the Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2019	2018
Debt	$1,094,588	1,202,556
Equity	4,213,756	4,041,666
Total capital	$5,308,344	5,244,222
Debt to total capital of our Homebuilding unconsolidated entities	20.6%	22.9%
Our investments in Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2019	2018
Land development	$923,769	805,678
Homebuilding	85,266	64,523
Total investments (1)	$1,009,035	870,201

(1)	Does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities as of November 30, 2018.
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
The total debt of the Homebuilding unconsolidated entities in which we have investments, including Lennar's maximum recourse exposure, was as follows:

	November 30,
(Dollars in thousands)	2019	2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$52,007	48,313
Non-recourse debt with completion guarantees	219,558	239,568
Non-recourse debt without completion guarantees	825,192	861,371
Non-recourse debt to Lennar	1,096,757	1,149,252
Lennar’s maximum recourse exposure (1)	10,787	65,707
Debt issuance costs	$(12,956)	(12,403)
Total debt	$1,094,588	1,202,556
Lennar’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of November 30, 2019 and 2018, our maximum recourse exposure was primarily related to us providing a repayment guarantee on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to the consolidation of a previously unconsolidated entity during the year ended November 30, 2019.

During the year ended November 30, 2019, our maximum recourse exposure related to indebtedness of the Homebuilding unconsolidated entities decreased by $54.9 million, primarily attributable to the consolidation of a previously unconsolidated entity.
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
As of both November 30, 2019 and 2018, the fair values of the repayment, maintenance and completion guarantees were not material. We believe that as of November 30, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral is expected to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 7 of the notes to our consolidated financial statements).
If credit market conditions were to decline, it would not be uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is possible that we will have some balance of unpaid guarantee liability. At both November 30, 2019 and 2018, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheets.

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2019 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Maximum recourse debt exposure to Lennar	$10,787	—	4,521	6,266	—	—
Debt without recourse to Lennar	1,096,757	136,002	258,402	54,789	647,564	—
Debt issuance costs	(12,956)	—	—	—	—	(12,956)
Total	$1,094,588	136,002	262,923	61,055	647,564	(12,956)

The table below indicates the assets, debt and equity of our 10 largest Homebuilding unconsolidated joint venture investments by the carrying value of Lennar's investment as of November 30, 2019:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio

FivePoint	$373,959	2,996,792	—	625,000	625,000	1,889,256	25%
Dublin Crossings	78,124	242,900	—	—	—	218,569	—%
Heritage Fields El Toro	45,131	1,180,669	—	5,919	5,919	1,025,485	1%
Hawk Land Investors	43,254	5,714	—	—	—	5,609	—%
SC East Landco	41,979	114,951	—	15,820	15,820	99,737	14%
Greenbriar Investor	40,000	91,798	—	38,243	38,243	52,187	42%
BHCSP	37,525	110,168	4,521	31,650	36,171	63,562	36%
Mesa Canyon Community Partners	37,367	150,653	—	39,500	39,500	111,255	26%
E.L. Urban Communities	37,002	53,147	—	25,316	25,316	24,376	51%
Runkle Canyon	32,990	66,137	—	—	—	65,979	—%
10 largest JV investments (1)	767,331	5,012,929	4,521	781,448	785,969	3,556,015	18%
Other JVs	241,704	1,112,134	6,266	315,309	321,575	657,741	33%
Total	$1,009,035	6,125,063	10,787	1,096,757	1,107,544	4,213,756	21%
Debt issuance costs			—	(12,956)	(12,956)
Total JV debt			10,787	1,083,801	1,094,588

(1)
The 10 largest joint ventures by the carrying value of Lennar's investment presented above represent the majority of total JVs assets and equity, 42% of total JV maximum recourse debt exposure to Lennar and 71% of total JV debt without recourse to Lennar. The joint ventures listed are included in the Homebuilding West segment, except FivePoint, Heritage Fields El Toro and E.L. Urban Communities which are in Homebuilding Other and Hawk Land Investors, LLC which is in Homebuilding East.

Multifamily - Investments in Unconsolidated Entities
At November 30, 2019, Multifamily had equity investments in 19 unconsolidated entities that are engaged in multifamily residential developments (of which 8 had non-recourse debt and 11 had no debt), compared to 22 unconsolidated entities at November 30, 2018. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
LMV I is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. LMV I has 39 multifamily assets totaling approximately 11,700 apartments with projected project costs of $4.1 billion as of November 30, 2019. There are 27 completed and operating multifamily assets with 7,950 apartments. During the year ended November 30, 2019, $184.7 million in equity commitments were called, of which we contributed $44.7 million. During the year ended November 30, 2019, we received $35.5 million of distributions as a return of capital from LMV I. As of November 30, 2019, $2.1 billion of the $2.2 billion in equity commitments had been called, of which we had contributed $485.5 million representing our pro-rata portion of the called equity, resulting in a remaining equity commitment for us of $18.5 million. As of November 30, 2019 and 2018, the carrying value of our investment in LMV I was $371.0 million and $383.4 million, respectively.
In March 2018, our Multifamily segment completed the first closing of a second Multifamily Venture, LMV II, for the development, construction and property management of class-A multifamily assets. In June 2019, our Multifamily segment completed the final closing of LMV II which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by us comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2019, $330.2 million in equity commitments were called, of which we contributed our portion of $94.1 million, which was made up of $191.0 million in inventory and cash contributions, offset by $96.9 million of distributions as a return of capital, resulting in a remaining equity commitment for us of $205.7 million. As of November 30, 2019, $582.3 of the $1.3 billion in equity had been called. As of November 30, 2019 and 2018, the carrying value of our investment in LMV II was $153.3 million and $63.0 million, respectively. The difference between our net contributions and the carrying value of our investments was related to a basis difference. As of November 30, 2019, LMV II included 16 undeveloped multifamily assets totaling approximately 5,600 apartments with projected project costs of approximately $2.4 billion.
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
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2019.
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
In many instances, we are designated as the development manager and/or the general contractor and/or the property manager of the unconsolidated entity and receive fees for such services. In addition, we generally do not plan to enter into purchase contracts to acquire rental properties from our Multifamily joint ventures.

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
Summarized financial information on a combined 100% basis related to Multifamily’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$74,726	61,571
Operating properties and equipment	4,618,518	3,708,613
Other assets	66,960	40,899
	$4,760,204	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$212,706	199,119
Notes payable (1)	2,113,696	1,381,656
Equity	2,433,802	2,230,308
	$4,760,204	3,811,083

(1)	Notes payable are net of debt issuance costs of $26.8 million and $15.7 million, for the years ended November 30, 2019 and 2018, respectively.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2019 and does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Debt without recourse to Lennar	$2,140,507	470,839	459,534	291,622	918,512	—
Debt issuance costs	(26,811)	—	—	—	—	(26,811)
Total	$2,113,696	470,839	459,534	291,622	918,512	(26,811)

Statements of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2019	2018
Revenues	$170,598	117,985
Costs and expenses	247,207	172,089
Other income, net	54,578	93,778
Net earnings (loss) of unconsolidated entities	$(22,031)	39,674
Multifamily equity in earnings from unconsolidated entities and other gain (1)	$11,294	51,322
Our investments in unconsolidated entities	$561,190	481,129
Equity of the unconsolidated entities	$2,433,802	2,230,308
Our investment % in the unconsolidated entities (2)	23%	22%

(1)
During the year ended November 30, 2019, our Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an operating property resulting in the segment's $28.1 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings (loss) of unconsolidated entities. During the year ended November 30, 2018, our Multifamily segment sold, through its unconsolidated entities six operating properties and an investment in an operating property resulting in the segment's $61.2 million share of gains. The gain of $15.7 million recognized on the sale of the investment in an operating property and recognition of our share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities.

(2)
Our share of profit and cash distributions from sales of operating properties could be higher compared to our ownership interest in unconsolidated entities if certain specified internal rate of return milestones are achieved.

Lennar Other - Investments in Unconsolidated Entities
We sold our Rialto Management Group on November 30, 2018. We retained our fund investments along with our carried interests in various Rialto funds and investments in other Rialto balance sheet assets. Our limited partner investments in Rialto funds and investment vehicles totaled $236.7 million at November 30, 2019. We are committed to invest as much as an additional $13.1 million in Rialto funds.
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
Advanced and carried interest distributions received during the years ended November 30, 2019 and 2018 were $29.7 million and $25.5 million, respectively. The following table represents amounts we would have received had the funds ceased operations and hypothetically liquidated all their investments at their estimated fair values on November 30, 2019, both gross and net of amounts already received as advanced tax distributions. The actual amounts we may receive could be materially different from amounts presented in the table below.

(In thousands)	Hypothetical Carried Interest	Paid as Advanced Tax Distribution	Paid as Carried Interest	Hypothetical Carried Interest, Net (2)
Rialto Real Estate Fund, LP (1)	$185,335	52,711	55,313	77,311
Rialto Real Estate Fund II, LP (1)	38,268	18,578	417	19,273
Rialto Real Estate Fund III, LP (1)	88,746	18,151	—	70,595
	$312,349	89,440	55,730	167,179

(1)	Gross of interests of participating employees (refer to note below).

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

In recent years, we have invested in technology companies that are looking to improve the homebuilding and financial services industries in order to better serve our customers and increase efficiencies. In connection with our strategic technology initiatives, at November 30, 2019 and 2018, we had strategic equity investments in 17 and nine unconsolidated entities, respectively, which totaled $167.0 million and $126.7 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options. In fiscal year 2020 and beyond, we anticipate increasing the percentage of our total homesites that we control through options rather than own.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2019 and 2018:

	Controlled Homesites
November 30, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	39,136	16,613	55,749	77,150	132,899
Central	7,102	132	7,234	30,922	38,156
Texas	21,766	—	21,766	36,443	58,209
West	8,144	3,267	11,411	62,424	73,835
Other	5,739	2,311	8,050	2,093	10,143
Total homesites	81,887	22,323	104,210	209,032	313,242
% of total homesites			33%	67%

	Controlled Homesites
November 30, 2018	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	25,699	3,482	29,181	72,367	101,548
Central	5,837	—	5,837	31,684	37,521
Texas	18,890	—	18,890	31,733	50,623
West	8,863	4,576	13,439	62,732	76,171
Other	—	1,276	1,276	3,132	4,408
Total homesites	59,289	9,334	68,623	201,648	270,271
% of total homesites			25%	75%
We evaluate all option contracts for land to determine whether they are variable interest entities ("VIEs") and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land.
During the year ended November 30, 2019, consolidated inventory not owned increased by $104.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2019. The increase was primarily related to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $320.5 million and $209.5 million at November 30, 2019 and 2018, respectively. Additionally, we had posted $75.0 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2019 and 2018, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2019:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - Senior notes and other debts payable (1)	$7,728,821	1,055,076	2,891,119	1,595,544	2,187,082
Financial Services - Notes and other debts payable	1,745,755	1,452,879	138,158	—	154,718
Multifamily - Note payable	36,125	36,125	—	—	—
Lennar Other - Notes and other debts payable	15,178	15,178	—	—	—
Interest commitments under interest bearing debt (2)	1,502,096	374,642	540,491	342,603	244,360
Operating leases	185,027	41,952	72,216	38,950	31,909
Other contractual obligations (3)	237,388	195,805	41,583	—	—
Total contractual obligations (4)	$11,450,390	3,171,657	3,683,567	1,977,097	2,618,069

(1)	The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.

(2)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2019.

(3)
Amounts include $18.5 million and $205.7 million remaining equity commitment to fund the LMV I and LMV II, respectively, for future expenditures related to the construction and development of the projects and $13.1 million of commitments to Rialto funds.

(4)
Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $68.2 million as of November 30, 2019, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk and costs of capital associated with land holdings. At November 30, 2019, we had access to 104,210 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2019, we had $320.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2019, we had letters of credit outstanding in the amount of $899.9 million (which included the $75.0 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2019, we had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2019, there were approximately $1.4 billion, or 48%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Financial Services segment had a pipeline of loan applications in process of $3.5 billion at November 30, 2019. Loans in process for which interest rates were committed to the borrowers totaled approximately $542 million as of November 30, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2019, we had open commitments amounting to $1.7 billion to sell MBS with varying settlement dates through February 2020 and there were no open futures contracts.

The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:
Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Multifamily activities and general operating needs primarily with cash generated from operations, debt and equity issuances, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered in the prior economic downturn.
Interest Rates and Changing Prices
Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and increase the costs of financing land development activities and housing construction. Rising interest rates as well as increased material and labor costs, may reduce gross margins. An increase in materials and labor costs is particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.
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
Homebuilding and Multifamily Operations
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for our benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Consolidated Balance Sheets and disclosed in the notes to consolidated balance sheets. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Consolidated Balance Sheets. We periodically elect to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
Multifamily Revenue Recognition
Our Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which we have investments. As a result, our Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are recorded over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management services. In addition, our Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the construction services. These customer contracts require us to provide management and general contractor services which represents a performance obligation that we satisfy over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,278 and 1,324 active communities, excluding unconsolidated entities, as of November 30, 2019 and 2018, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
At November 30, 2019, the reserve for warranty costs was $294.1 million, which included $8.2 million of adjustments to pre-existing warranties from changes in estimates during the current year, primarily related to specific claims related to certain of our homebuilding communities and other adjustments. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Homebuilding, Multifamily and Lennar Other Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction and sale of multifamily rental properties. Our Homebuilding partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. Additionally, in recent years, we have invested in technology companies that are looking to improve the homebuilding and financial services industry in order to better serve our customers and increase efficiencies. Our Multifamily partners are all financial partners.
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as Homebuilding, Multifamily or Lennar Other Investments in Unconsolidated Entities and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as Homebuilding, Multifamily or Lennar Other Equity in Earnings (Loss) from Unconsolidated Entities, as described in Note 5, Note 9 and Note 10 of the notes to our consolidated financial statements. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Homebuilding unconsolidated entities and all of our Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
Management looks at specific criteria and uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether the entity is a VIE or a voting interest entity and then whether we are the primary beneficiary or have control or significant influence.
We believe that the equity method of accounting is appropriate for our investments in Homebuilding, Multifamily and Lennar Other unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2019, the Homebuilding unconsolidated entities in which we had investments had total assets of $6.1 billion and total liabilities of $1.9 billion. At November 30, 2019, the Multifamily unconsolidated entities in which we had investments had total assets of $4.8 billion and total liabilities of $2.3 billion.
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
The evaluation of our investment in unconsolidated entities for other-than-temporary impairment includes certain critical assumptions: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.

Our assumptions on the projected future distributions from unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Homebuilding unconsolidated entities or operating assets by the Multifamily unconsolidated entities. Such long-lived assets are also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally also use a discount rate of between 10% and 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in our Homebuilding or Multifamily equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our Homebuilding or Multifamily investment in unconsolidated entities. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.
Additionally, we evaluate if a decrease in the value of an investment below its carrying amount is other than-temporary. This evaluation includes certain critical assumptions made by management and other factors such as age of the venture, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Homebuilding other income, net or Multifamily costs and expenses.
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
Consolidation of Variable Interest Entities
GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
Loan Origination Liabilities
Substantially all of the loans our Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties related to loan sales. Over the last several years there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. A number of claims of that type have been brought against us. We do not believe these claims will have a material adverse effect on our business.
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
RMF - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. We elected the fair value option for RMF's loans held-for-sale in accordance with ASC Topic 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Changes in fair values of the loans are reflected in Financial Services' revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Financial Services' revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in securitizations on a servicing released, non-recourse basis; although, we remain liable for certain limited industry-standard representations and warranties related to loan sales. We recognize revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
We believe this is a critical accounting policy due to the significant judgment involved in estimating the fair values of loans held-for-sale during the period between when the loans are originated and the time the loans are sold and because of its significance to our Financial Services' segment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on our investments, loans held-for-sale, loans held-for-investment and outstanding variable rate debt.
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility and Financial Services’ and RMF’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.
In our Financial Services operations, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates.
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

The table below provides information at November 30, 2019 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2019. Weighted average variable interest rates are based on the variable interest rates at November 30, 2019.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 15 of the notes to the consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2019

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	2019
ASSETS
Lennar Other:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	54.1	54.1	56.4
Average interest rate	—	—	—	—	—	2.8%	2.8%	—
Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$19.9	9.9	3.1	1.7	1.7	45.1	81.4	77.1
Average interest rate	3.2%	2.8%	4.5%	4.4%	4.4%	4.3%	3.8%	—
Variable rate	$—	0.1	15.2	0.1	0.1	1.3	16.8	16.9
Average interest rate	—%	3.1%	6.5%	3.1%	3.1%	3.1%	6.2%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$1,003.6	1,080.6	1,759.8	72.4	1,523.1	2,187.1	7,626.6	8,041.3
Average interest rate	4.0%	5.9%	4.8%	4.2%	5.0%	4.9%	4.9%	—
Variable rate	$51.5	50.7	—	—	—	—	102.2	103.3
Average interest rate	4.5%	2.0%	—	—	—	—	3.3%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	154.7	154.8	154.8
Average interest rate	5.5%	—	—	—	—	3.4%	3.5%	—
Variable rate	$1,452.8	138.1	—	—	—	—	1,590.9	1,590.9
Average interest rate	3.5%	3.6%	—	—	—	—	3.5%	—
Multifamily:
Note payable:
Fixed rate	$36.1	—	—	—	—	—	36.1	36.1
Average interest rate	4.0%	—	—	—	—	—	4.0%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	1.9	1.9
Average interest rate	2.9%	—	—	—	—	—	2.9%	—
Variable rate	$13.3	—	—	—	—	—	13.3	13.3
Average interest rate	3.9%	—	—	—	—	—	3.9%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended November 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities - Consolidation of Variable Interest Entities - Refer to Note 1, Summary of Significant Accounting Policies (Variable Interest Entities), and Note 16, Variable Interest Entities, to the financial statements
Critical Audit Matter Description
Certain of the Company’s investments in unconsolidated entities within their Homebuilding and Multifamily segments have complex structures and agreements which need to be evaluated for consolidation, including determining whether the joint venture is a variable interest entity (“VIE”), and if so, whether the Company is the primary beneficiary. This assessment is performed at the formation of the joint venture and upon the occurrence of reconsideration events. This determination requires significant judgment by management.
As of November 30, 2019, the carrying value of the Company’s consolidated VIE’s assets and non-recourse liabilities was $980.2 million and $549.7 million, respectively. Additionally, at November 30, 2019, the carrying value of the Company’s investments in VIEs that are unconsolidated was $840.9 million.
We identified the consolidation and primary beneficiary assessment upon formation and reconsideration events of some of the Company’s VIE’s as a critical audit matter given the significant judgment required by management. This required a high degree of auditor judgment and an increased extent of audit effort due to complexity of the entity structures and agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting determination for unconsolidated joint ventures included the following, among others:

•
We tested the effectiveness of the investment consolidation controls over the initial accounting assessment of joint ventures and the continuous reassessment for reconsideration events, as required by the accounting framework.

•	We selected a sample of unconsolidated joint ventures and evaluated the appropriateness of the Company’s accounting conclusions upon formation and reconsideration events by:

•	Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement to determine if the joint venture should be classified as a VIE.

•
If an entity is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.

•	For those entities where the Company has determined it is the primary beneficiary, evaluating whether or not the Company consolidated the balances at the appropriate amounts.

•
Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsiderations events that had not been identified by the Company, including, among others, reading joint venture board minutes and confirming the terms of certain joint venture agreements and side agreements, if any.

Variable Interest Entities - Recorded Valuation Adjustment on Previously Unconsolidated Variable Interest Entity-specific transaction - Refer to Note 16, Variable Interest Entities, to the financial statements
Critical Audit Matter Description
The Company identified a reconsideration event related to a previously unconsolidated VIE during the year ended November 30, 2019. The reconsideration event resulted from the change of the entity’s conclusion with respect to future capital calls required to fund operations and debt repayments. Upon reconsideration, the Company determined that the homebuilding entity continued to meet the accounting definition of a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company was required to consolidate the net assets of the entity at estimated fair value. As a result, the Company recorded a one-time loss of $48.9 million from the consolidation. At November 30, 2019, the consolidated homebuilding entity had total assets and liabilities of $240.5 million and $373.5 million, respectively.
The determination of the fair value of the homebuilding entity’s net assets requires management to make significant estimates related to the discounting of estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the homebuilding entity and related cash flow streams.
We identified the loss on consolidation of the VIE as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the entity. This required a high degree of auditor judgment and a significant extent of audit effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s significant assumptions utilized to determine the fair value of the VIE.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value analysis and assessment of the recorded loss included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the fair value analysis of the previously unconsolidated entity, including the appropriateness of the valuation technique applied, accounting and business assumptions used in the analysis, and the mathematical accuracy of the overall model.

•
With the assistance of our fair value specialists we evaluated the reasonableness of the Company’s valuation technique, to determine if it is consistent with generally accepted valuation practices, and considered acceptable under the circumstances.

•
We evaluated the significant valuation assumptions, including the source information of the significant valuation assumptions used by management with assistance of our fair value specialists. We evaluated the significant assumptions, including: base home price per unit, absorption rate/sales velocity, annual inflation rate, direct construction costs, and the discount rate by (1) independently obtaining evidence from knowledgeable sources that are independent from the Company in order to benchmark, challenge, and assess management’s key assumptions, and (2) testing the mathematical accuracy of management’s calculation of the undiscounted cash flow analysis.

•
We assessed the reasonableness of the Company’s business assumptions, including capital expenditures and property information including location and property type, and historical and budgeted construction costs by comparing the assumptions to the Company’s historical results.

/s/ Deloitte & Touche LLP
Miami, Florida
January 27, 2020

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2019 and 2018

	2019 (1)	2018 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,200,832	1,337,807
Restricted cash	9,698	12,399
Receivables, net	329,124	236,841
Inventories:
Finished homes and construction in progress	9,195,721	8,681,357
Land and land under development	8,267,647	8,178,388
Consolidated inventory not owned	313,139	208,959
Total inventories	17,776,507	17,068,704
Investments in unconsolidated entities	1,009,035	870,201
Goodwill	3,442,359	3,442,359
Other assets	1,021,684	1,355,782
	24,789,239	24,324,093
Financial Services	3,006,024	2,778,910
Multifamily	1,068,831	874,219
Lennar Other	495,417	588,959
Total assets	$29,359,511	28,566,181

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2019, total assets include $980.2 million related to consolidated VIEs of which $15.5 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $97.5 million in Homebuilding finished homes and construction in progress, $283.2 million in Homebuilding land and land under development, $301.0 million in Homebuilding consolidated inventory not owned, $2.5 million in Homebuilding investments in unconsolidated entities, $10.0 million in Homebuilding other assets, $221.2 million in Financial Services assets and $49.1 million in Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2019 and 2018

	2019 (2)	2018 (2)
	(Dollars in thousands except per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,069,179	1,154,782
Liabilities related to consolidated inventory not owned	260,266	175,590
Senior notes and other debts payable, net	7,776,638	8,543,868
Other liabilities	1,900,955	1,902,658
	11,007,038	11,776,898
Financial Services	2,056,450	1,868,202
Multifamily	232,155	170,616
Lennar Other	30,038	67,508
Total liabilities	13,325,681	13,883,224
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2019 and 2018 - 400,000,000 shares; Issued: 2019 - 297,119,153 shares; 2018 - 294,992,562 shares	29,712	29,499
Class B common stock of $0.10 par value per share; Authorized: 2019 and 2018 - 90,000,000 shares, Issued: 2019 - 39,443,064 shares; 2018 - 39,442,219 shares	3,944	3,944
Additional paid-in capital	8,578,219	8,496,677
Retained earnings	8,295,001	6,487,650
Treasury stock, at cost; 2019 - 18,964,973 shares of Class A common stock and 1,704,630 shares of Class B common stock; 2018 - 8,498,203 shares of Class A common stock and 1,698,424 shares of Class B common stock	(957,857)	(435,869)
Accumulated other comprehensive income (loss)	498	(366)
Total stockholders’ equity	15,949,517	14,581,535
Noncontrolling interests	84,313	101,422
Total equity	16,033,830	14,682,957
Total liabilities and equity	$29,359,511	28,566,181

(2)
As of November 30, 2019, total liabilities include $549.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $13.7 million is included in Homebuilding accounts payable, $247.5 million in Homebuilding liabilities related to consolidated inventory not owned, $47.1 million in Homebuilding senior notes and other debts payable, $8.9 million in Homebuilding other liabilities, $231.1 million in Financial Services liabilities and $1.4 million in Multifamily liabilities.

As of November 30, 2018, total liabilities include $242.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $11.4 million is included in Homebuilding accounts payable, $175.6 million in Homebuilding liabilities related to consolidated inventory not owned, $51.9 million in Homebuilding senior notes and other debts payable, $2.6 million in Homebuilding other liabilities and $1.0 million in Lennar Other liabilities.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2019, 2018 and 2017

	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$20,793,216	19,077,597	11,188,876
Financial Services	824,810	954,631	891,957
Multifamily	604,700	421,132	394,771
Lennar Other	36,835	118,271	170,761
Total revenues	22,259,561	20,571,631	12,646,365
Costs and expenses:
Homebuilding	18,245,700	16,936,803	9,743,148
Financial Services	600,168	754,915	696,650
Multifamily	599,604	429,759	407,078
Lennar Other	11,794	115,969	174,605
Acquisition and integration costs related to CalAtlantic	—	152,980	—
Corporate general and administrative	341,114	343,934	285,889
Total costs and expenses	19,798,380	18,734,360	11,307,370
Homebuilding equity in loss from unconsolidated entities	(13,273)	(90,209)	(63,637)
Homebuilding other income (expense), net	(31,338)	203,902	23,245
Homebuilding loss due to litigation	—	—	(140,000)
Multifamily equity in earnings from unconsolidated entities and other gain	11,294	51,322	85,739
Lennar Other equity in earnings from unconsolidated entities	15,372	24,110	27,376
Lennar Other expense, net	(8,944)	(60,119)	(82,107)
Gain on sale of Rialto investment and asset management platform	—	296,407	—
Earnings before income taxes	2,434,292	2,262,684	1,189,611
Provision for income taxes (1)	(592,173)	(545,171)	(417,857)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	1,842,119	1,717,513	771,754
Less: Net earnings (loss) attributable to noncontrolling interests	(6,933)	21,682	(38,726)
Net earnings attributable to Lennar	$1,849,052	1,695,831	810,480
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	1,040	(1,634)	1,331
Reclassification adjustments for (gains) loss included in net earnings	(176)	234	12
Total other comprehensive income (loss), net of tax	$864	(1,400)	1,343
Total comprehensive income attributable to Lennar	$1,849,916	1,694,431	811,823
Total comprehensive income (loss) attributable to noncontrolling interests	$(6,933)	21,682	(38,726)
Basic earnings per share	$5.76	5.46	3.38
Diluted earnings per share	$5.74	5.44	3.38

(1)
Provision for income taxes for the year ended November 30, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2019, 2018 and 2017

	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$29,499	20,543	20,409
Employee stock and director plans	213	183	134
Stock issuance in connection with CalAtlantic acquisition	—	8,408	—
Conversion of convertible senior notes to shares of Class A common stock	—	365	—
Balance at November 30,	29,712	29,499	20,543
Class B common stock:
Beginning balance	3,944	3,769	3,298
Stock dividends - Class B common stock	—	—	471
Stock issuance in connection with CalAtlantic acquisition	—	168	—
Conversion of convertible senior notes to shares of Class B common stock	—	7	—
Balance at November 30,	3,944	3,944	3,769
Additional paid-in capital:
Beginning balance	8,496,677	3,142,013	2,805,349
Employee stock and director plans	415	3,797	2,086
Stock issuance in connection with CalAtlantic acquisition	—	5,061,430	—
Tax benefit from employee stock plans, vesting of restricted stock and conversion of convertible senior notes	—	—	35,543
Amortization of restricted stock	86,940	72,655	61,356
Conversion of convertible senior notes to shares of Class A common stock	—	216,782	—
Equity adjustment related to purchase of noncontrolling interests	(5,813)	—	—
Stock dividends - Class B common stock	—	—	237,679
Balance at November 30,	8,578,219	8,496,677	3,142,013
Retained earnings:
Beginning balance	6,487,650	4,840,978	4,306,256
Net earnings attributable to Lennar	1,849,052	1,695,831	810,480
Cumulative-effect of accounting change (see Note 1 to the Notes to Consolidated Financial Statements)	9,753	—	—
Cash dividends - Class A common stock ($0.16 per share)	(45,418)	(43,195)	(32,600)
Cash dividends - Class B common stock ($0.16 per share)	(6,036)	(5,964)	(5,008)
Stock dividends - Class B common stock	—	—	(238,150)
Balance at November 30,	8,295,001	6,487,650	4,840,978
Treasury stock, at cost:
Beginning balance	(435,869)	(136,020)	(108,961)
Employee stock and directors plans	(29,049)	(49,939)	(27,059)
Purchases of treasury stock	(492,939)	(249,910)	—
Balance at November 30,	(957,857)	(435,869)	(136,020)
Accumulated other comprehensive income (loss):
Beginning balance	(366)	1,034	(309)
Total other comprehensive income (loss), net of tax	864	(1,400)	1,343
Balance at November 30,	498	(366)	1,034
Total stockholders’ equity	15,949,517	14,581,535	7,872,317
Noncontrolling interests:
Beginning balance	101,422	113,815	185,525
Net earnings (loss) attributable to noncontrolling interests	(6,933)	21,682	(38,726)
Receipts related to noncontrolling interests	27,859	18,126	5,786
Payments related to noncontrolling interests	(43,734)	(89,575)	(74,372)
Non-cash consolidations, net	8,894	—	37,292
Non-cash purchase or activity of noncontrolling interests, net	(3,195)	37,374	(1,690)
Balance at November 30,	84,313	101,422	113,815
Total equity	$16,033,830	14,682,957	7,986,132

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$1,842,119	1,717,513	771,754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,200	91,181	66,324
Amortization of discount/premium and accretion on debt, net	(26,210)	(23,544)	11,312
Equity in (earnings) loss from unconsolidated entities	(2,528)	30,518	(49,478)
Distributions of earnings from unconsolidated entities	12,753	113,096	137,669
Share-based compensation expense	86,940	72,655	61,356
Excess tax benefits from share-based awards	—	—	(1,981)
Deferred income tax expense	235,493	268,037	91,050
Gain on sale of Rialto investment and asset management platform	—	(296,407)	—
Gain on sale of other assets, operating properties and equipment and CMBS bonds	(21,941)	(11,963)	(12,789)
Loss on consolidation of previously unconsolidated entity	48,874	—	—
Gain on sale of interest in Multifamily unconsolidated entities	(10,865)	(15,741)	—
Gain on sale of interest in unconsolidated entities	—	(164,880)	—
Gain on sale of Financial Services' businesses	(2,368)	—	—
Unrealized and realized gains on real estate owned	(1,183)	(3,734)	(5,119)
Impairments of loans receivable and real estate owned	—	39,053	97,786
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	56,125	49,338	16,339
Changes in assets and liabilities:
Decrease (increase) in receivables	312,255	(431,183)	253,111
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(623,644)	(135,870)	(661,494)
Increase in other assets	(69,699)	(24,923)	(44,535)
(Increase) decrease in loans held-for-sale	(431,339)	5,805	(105,600)
(Decrease) increase in accounts payable and other liabilities	(14,639)	412,796	356,669
Net cash provided by operating activities	$1,482,343	1,691,747	982,374
Cash flows from investing activities:
Net additions to operating properties and equipment	(86,497)	(130,439)	(111,773)
Proceeds from the sale of other assets, operating properties and equipment and CMBS bonds	70,441	52,855	63,936
Proceeds from sale of investments in unconsolidated entities	17,790	225,267	—
Proceeds from sale of Financial Services' businesses	24,446	—	—
Investments in and contributions to unconsolidated entities	(436,325)	(405,547)	(430,304)
Distributions of capital from unconsolidated and consolidated entities	405,677	362,516	207,327
Proceeds from sales of real estate owned	8,866	32,221	86,565
Receipts of principal payments on loans held-for-sale	—	—	11,251
Receipts of principal payments on loans receivable and other	2,382	4,339	165,413
Originations of loans receivable	—	—	(98,375)
Purchases of commercial mortgage-backed securities bonds	—	(31,068)	(107,262)
Proceeds from sale of Rialto investment and asset management platform	—	340,000	—
Acquisitions, net of cash and restricted cash acquired	—	(1,078,282)	(604,366)
Increase in Financial Services loans held-for-investment, net	(3,516)	(3,603)	(14,257)
Purchases of investment securities	(36,261)	(47,305)	(53,558)
Proceeds from maturities/sales of investment securities	52,593	85,237	41,765
Other payments, net	—	(145)	(1,442)
Net cash provided by (used in) investing activities	$19,596	(593,954)	(845,080)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash flows from financing activities:
Net repayments under revolving lines of credit	$—	(454,700)	—
Net borrowings (repayments) under warehouse facilities	166,552	272,920	(199,684)
Proceeds from senior notes	—	—	2,450,000
Debt issuance costs	(25)	(14,661)	(28,590)
Redemption of senior notes	(1,100,000)	(1,100,000)	(1,058,595)
Conversions, exchanges and redemption of convertible senior notes	(1,288)	(59,145)	—
Proceeds from Rialto notes payable	—	33,724	99,630
Principal payments on Rialto notes payable including structured notes	—	(359,016)	(24,964)
Proceeds from other borrowings	88,751	44,374	31,230
(Payments) proceeds to/from other liabilities	(3,850)	(3,542)	195,541
Principal payments on other borrowings	(189,454)	(138,475)	(139,725)
Receipts related to noncontrolling interests	27,859	18,126	5,786
Payments related to noncontrolling interests	(43,734)	(89,575)	(74,372)
Excess tax benefits from share-based awards	—	—	1,981
Common stock:
Issuances	493	3,061	720
Repurchases	(523,074)	(299,833)	(27,054)
Dividends	(51,454)	(49,159)	(37,608)
Net cash (used in) provided by financing activities	$(1,629,224)	(2,195,901)	1,194,296
Net (decrease) increase in cash and cash equivalents and restricted cash	(127,285)	(1,098,108)	1,331,590
Cash and cash equivalents and restricted cash at beginning of year	1,595,976	2,694,084	1,362,494
Cash and cash equivalents and restricted cash at end of year	$1,468,691	1,595,976	2,694,084
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,210,530	1,350,206	2,291,665
Financial Services	246,135	206,429	129,416
Multifamily	8,711	7,832	8,676
Lennar Other	3,315	31,509	264,327
	$1,468,691	1,595,976	2,694,084
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$49,870	128,877	89,485
Cash paid for income taxes, net	$261,445	376,609	199,557

Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$101,300	163,519	279,323
Net non-cash contributions to unconsolidated entities	156,075	162,281	62,618
Non-cash sale of operating properties and equipment and other assets	48,671	—	—
Conversions of and exchanges on convertible senior notes to equity	—	217,154	—
Equity component of acquisition consideration	—	5,070,006	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	187,506	35,430	48,656
Receivables	102,959	7,198	—
Operating properties and equipment and other assets	53,412	—	(1,716)
Investments in unconsolidated entities	67,925	(25,614)	(9,692)
Notes payable	(383,212)	—	—
Other liabilities	(19,696)	(17,014)	44
Noncontrolling interests	(8,894)	—	(37,292)

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
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for the Company’s benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $84.3 million, $72.1 million and $47.0 million for the years ended November 30, 2019, 2018 and 2017, respectively.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services restricted cash consisted of upfront deposits and application fees Rialto Mortgage Finance (“RMF”) receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan servicer provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties. Lennar Other restricted cash primarily consisted of cash set aside for future investments on behalf of a real estate investment trust that Rialto Capital Management is a sub-advisor (“Rialto”).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the consolidated statements of cash flows to the respective consolidated balance sheets:

	November 30,
(In thousands)	2019	2018
Homebuilding:
Cash and cash equivalents	$1,200,832	1,337,807
Restricted cash	9,698	12,399
Financial Services:
Cash and cash equivalents	234,113	188,485
Restricted cash	12,022	17,944
Multifamily:
Cash and cash equivalents	8,711	7,832
Lennar Other:
Cash and cash equivalents	2,340	24,334
Restricted cash	975	7,175
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$1,468,691	1,595,976

Homebuilding cash and cash equivalents as of November 30, 2019 and 2018 included $565.8 million and $926.1 million, respectively, of cash held in escrow for approximately three days.
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,278 and 1,324 active communities, excluding unconsolidated entities, as of November 30, 2019 and 2018, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
As of November 30, 2019, the Company reviewed its communities for potential indicators of impairments and identified 40 homebuilding communities with 1,720 homesites and a carrying value of $212.7 million as having potential indicators of impairment. For the year ended November 30, 2019, the Company recorded valuation adjustments of $2.6 million on 149 homesites in three communities with a carrying value of $10.5 million.
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
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2019 and 2018:

	Years ended November 30,
	2019			2018
Unobservable inputs	Range			Range
Average selling price	$167,000	-	$222,000	$233,000	-	$843,000
Absorption rate per quarter (homes)	4	-	12	4	-	16
Discount rate	20%			20%

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
Homebuilding, Multifamily and Lennar Other Investments in Unconsolidated Entities
The Company evaluates the long-lived assets in unconsolidated entities for indicators of impairment during each reporting period. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company generally uses a discount rate between 10% and 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory or operating assets. The Company’s proportionate share of a valuation adjustment is reflected in the Company's Homebuilding, Multifamily or Lennar Other equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its Homebuilding, Multifamily or Lennar Other investment in unconsolidated entities.
Additionally, the Company evaluates if a decrease in the value of an investment below its carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Homebuilding other income, net, Multifamily other gain (loss) or Lennar Other other gain (loss).
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
Variable Interest Entities
GAAP requires the assessment of whether an entity is a VIE and, if so, if the Company is the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the Company and other partners. Generally, the Company purchases less than a majority of the JV’s assets and the purchase prices under its option contracts are believed to be at market.
Generally, Homebuilding and Multifamily unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
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
At November 30, 2019 and 2018, the Financial Services segment had investment securities classified as held-to-maturity totaling $190.3 million and $189.5 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS") corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years. Also, at November 30, 2019 and 2018, the Financial Services segment had available-for-sale securities totaling $3.7 million and $4.2 million, respectively, which consist primarily of preferred stock and mutual funds. These investments available-for-sale are carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss).
In addition, at November 30, 2019 and 2018, the Lennar Other segment had investment securities classified as held-to-maturity totaling $54.1 million and $60.0 million, respectively. The Lennar Other segment held-to-maturity securities consist of CMBS.
At both November 30, 2019 and 2018, the Company had no investment securities classified as trading.
Interest and Real Estate Taxes
Interest and real estate taxes attributable to land and homes are capitalized as inventory costs while they are being actively developed. Interest related to homebuilding and land, including interest costs relieved from inventories, is included in costs of homes sold and costs of land sold. Interest expense related to the Financial Services and Multifamily operations is included in its costs and expenses.
During the years ended November 30, 2019, 2018 and 2017, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $422.7 million, $423.7 million and $290.3 million, respectively; interest capitalized into inventories was $405.1 million, $412.5 million and $283.2 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2019	2018	2017
Interest expense in costs of homes sold	$371,821	301,339	260,650
Interest expense in costs of land sold	5,554	3,567	9,995
Other interest expense (1)	17,620	11,258	7,164
Total interest expense	$394,995	316,164	277,809

(1)	Included in Homebuilding other income (expense), net.

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
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2019 and 2018, the Company's net deferred tax assets included a valuation allowance of $4.3 million and $7.2 million, respectively. See Note 11 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2019 and 2018, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
Product Warranty
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in Homebuilding other liabilities in the consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Years Ended November 30,
(In thousands)	2019	2018
Warranty reserve, beginning of year	$319,109	164,619
Warranties issued	189,105	175,410
Adjustments to pre-existing warranties from changes in estimates (1)	(8,156)	3,116
Warranties assumed related to acquisitions	—	140,959
Payments	(205,920)	(164,995)
Warranty reserve, end of year	$294,138	319,109

(1)
The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2019 and 2018 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2019 and 2018 was $109.6 million and $101.4 million of which $60.7 million and $60.3 million, respectively, was included in Financial Services’ other liabilities as of November 30, 2019 and 2018. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

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
Loans Held-for-Sale
Loans held-for-sale by the Financial Services segment, including the rights to service the mortgage loans, are carried at fair value and changes in fair value are reflected in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2019 and 2018. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
Provision for Losses
The Company establishes reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. Loan origination liabilities are included in Financial Services’ liabilities in the consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Years Ended November 30,
(In thousands)	2019	2018
Loan origination liabilities, beginning of year	$48,584	22,543
Provision for losses	3,813	5,787
Adjustments to pre-existing provisions for losses from changes in estimates	—	4,625
Origination liabilities assumed related to CalAtlantic acquisition	—	29,959
Payments/settlements (1)	(43,033)	(14,330)
Loan origination liabilities, end of year	$9,364	48,584

(1)
In December 2018, the Company settled litigation with the creditors of a former investor to resolve claims of breach of representations and warranties and similar claims for loans sold by the Company (or its subsidiaries or predecessors). The Company had adequately reserved $42.0 million for this settlement payment as of November 30, 2018.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held-for-Investment, Net
Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at the principal amount outstanding, net of unamortized discounts and allowance for loan losses. Discounts are amortized over the estimated lives of the loans using the interest method.
The Financial Services segment also provides an allowance for loan losses. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.
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
RMF - Loans Held-for-Sale
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
Multifamily
Management Fees and General Contractor Revenue
The Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which the Company has investments. As a result, the Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. In addition, the Multifamily segment provides general contractor services for the construction of some of its rental projects. Both management fees and general contractor revenue are recognized over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management or construction services. These customer contracts require the Company to provide management and general contractor services which represents a performance obligation that the Company satisfies over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, effective December 1, 2018. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and restricted cash. As a result, the Company's beginning-of-period and end-of-period cash balances presented in the consolidated statements of cash flows were retrospectively adjusted to include restricted cash with cash and cash equivalents. In accordance with Securities and Exchange Commission ("SEC") Final Rule Release No. 33-10532, Disclosure Update and Simplification, the Company removed the presentation of cash dividends per each Class A and Class B common share from the accompanying consolidated statements of operations and comprehensive income (loss). This is now disclosed with the analysis of changes in stockholders' equity within the accompanying consolidated statement of equity.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. ASU 2016-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017- 01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning December 1, 2019. The Company elected the available practical expedients on adoption. Additionally, in preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The standard will not have a material impact on our consolidated statements of operations

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and comprehensive income (loss) and our consolidated statements of cash flows. Based on the Company’s current portfolio of leases, the Company expects the adoption of the standard will result in the recognition of ROU assets of approximately $150 million with a corresponding lease liability on its consolidated balance sheets within other assets and other liabilities.
Subsequent to the issuance of ASU 2016-02, the FASB issued ASUs 2018-01, Land Easement Practical Expedient for Transition to Topic 842, 2018-10, Codification Improvements to Topic 842, Leases, 2018-11, Leases (Topic 842): Targeted Improvements and 2018-20, Narrow-Scope Improvements for Lessors and 2019-01, Leases (Topic 842): Codification Improvements. These ASUs do not change the core principle of the guidance in ASU 2016-02, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs had the same effective date and transition requirements as ASU 2016-02.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments —Credit Losses, ASU 2019-05, Financial Instruments —Credit Losses (Topic 326) Targeted Transition Relief, ASU 2016-13, the FASB issued ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.
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
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2019 presentation. The Company's segments were adjusted to reflect RMF and certain other Rialto assets within the Financial Services segment effective December 1, 2018. The remaining assets retained related to the Company's former Rialto segment were included in the Lennar Other segment. In addition, the Company's strategic technology investments, which were part of Homebuilding, were reclassified to be included in the Lennar Other segment. These reclassifications were between segments and had no impact on the Company's total assets, total equity, revenues or net earnings in the consolidated financial statements.

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
Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805"), Lennar Corporation was determined to be the acquirer for accounting purposes. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The $3.3 billion allocated to goodwill in Homebuilding and the $175 million allocated to goodwill in Financial Services represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.
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

(3)
Other liabilities include contingencies assumed at the Merger date, which includes warranty and legal reserves. Warranty reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Warranty reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Consistent with ASC 450, Contingencies, ("ASC450") legal reserves are established when a loss is considered probable and the amount of loss can be reasonably estimated.

(4)	Fair value of noncontrolling interests was measured using discounted cash flows of expected future contributions and distributions.
Homebuilding revenue and net earnings attributable to Lennar for the year ended November 30, 2018 included $7.0 billion of home sales revenues, and earnings before income taxes included $491.3 million of pre-tax earnings from CalAtlantic after the date of acquisition, which included acquisition and integration costs of $153.0 million. These transaction expenses were included within acquisition and integration costs related to CalAtlantic in the accompanying consolidated statement of operation for the year ended November 30, 2018.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. The Company's chief operating decision makers ("CODM") manage and assess the Company's performance at a regional level. Therefore, the Company performed an assessment of the Company's operating segments in accordance with ASC 280, Segment Reporting, (“ASC 280”) and determined that each of the Company's four homebuilding regions (Homebuilding East, Homebuilding Central, Homebuilding Texas, and Homebuilding West), financial services operations, multifamily operations and Lennar Other are the Company's operating segments. Information about homebuilding activities in the urban divisions that do not have economic characteristics similar to those in other divisions within the same geographic area is grouped under "Homebuilding Other," which is not a reportable segment. In the first quarter of 2019, as a result of the reclassification of RMF and certain other Rialto assets from the Rialto segment to the Financial Services segment effective December 1, 2018, the Company renamed the Rialto segment as "Lennar Other" and included in this segment certain strategic technology investments, which were reclassified from the Homebuilding segments to Lennar Other. Prior periods have been reclassified to conform with the 2019 presentation. As of and for the year ended November 30, 2019, the Company’s reportable segments consist of:

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
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including Five Point Holdings, LLC ("FivePoint")
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its RMF business. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
Operations of the Lennar Other segment include revenues generated primarily from the Company's share of carried interests in the Rialto fund investments retained after the sale of Rialto's asset and investment management platform, along with equity in earnings (loss) from the Rialto fund investments and strategic technology investments, and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
Operations of the Multifamily segment include revenues generated from land sales, revenue from construction activities and management fees generated from joint ventures, and equity in earnings from unconsolidated entities, less the cost of land sold, expenses related to construction activities and general and administrative expenses.

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
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2019	2018	2017
Assets:
Homebuilding East	$6,708,586	7,183,758	3,817,454
Homebuilding Central	2,732,872	2,522,799	1,275,623
Homebuilding Texas	2,246,893	2,311,760	1,199,971
Homebuilding West	10,663,666	10,291,385	5,432,485
Homebuilding Other	1,173,163	1,013,367	1,086,739
Financial Services	3,006,024	2,778,910	2,054,317
Multifamily	1,068,831	874,219	710,725
Lennar Other	495,417	588,959	827,452
Corporate and unallocated	1,264,059	1,001,024	2,340,268
Total assets	$29,359,511	28,566,181	18,745,034
Homebuilding investments in unconsolidated entities:
Homebuilding East	$162,108	76,627	68,670
Homebuilding Central	6,520	6,510	2,971
Homebuilding Texas	1,629	1,902	—
Homebuilding West	270,931	311,200	225,803
Homebuilding Other	567,847	473,962	564,905
Total Homebuilding investments in unconsolidated entities (1)	$1,009,035	870,201	862,349
Multifamily investments in unconsolidated entities	$561,190	481,129	407,544
Lennar Other investments in unconsolidated entities	$403,688	424,104	303,839
Homebuilding goodwill (2)	$3,442,359	3,442,359	136,566
Financial Services goodwill (2)	$215,516	237,688	59,838
Lennar Other goodwill	$—	—	5,396

(1)
Homebuilding investments in unconsolidated entities as of November 30, 2018, does not include the ($62.0) million investment balance for one unconsolidated entity as it was reclassed to other liabilities.

(2)
In connection with the CalAtlantic acquisition, the Company recorded a provisional amount of homebuilding goodwill of $3.3 billion. The assignment of goodwill among the Company's reporting segments included $1.1 billion to Homebuilding East, $495.0 million to Homebuilding Central, $342.2 million to Homebuilding Texas, $1.4 billion to Homebuilding West, and $175.4 million to Financial Services. In connection with the WCI acquisition in 2017, the Company allocated $136.6 million of goodwill to the Homebuilding East reportable segment and $20.0 million to the Financial Services segment. The portion allocated to the Financial Services segment was written off as part of the sale of the Florida real estate brokerage business in the first quarter of 2019.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2019	2018	2017
Revenues:
Homebuilding East	$7,098,937	6,249,864	4,054,849
Homebuilding Central	2,739,006	2,290,887	923,518
Homebuilding Texas	2,578,962	2,421,399	1,697,731
Homebuilding West	8,227,304	8,059,850	4,447,084
Homebuilding Other	149,007	55,597	65,694
Financial Services	824,810	954,631	891,957
Multifamily	604,700	421,132	394,771
Lennar Other	36,835	118,271	170,761
Total revenues	$22,259,561	20,571,631	12,646,365
Operating earnings (loss):
Homebuilding East	$977,375	759,221	575,701
Homebuilding Central (1)	284,616	182,608	(52,301)
Homebuilding Texas	285,874	172,449	180,212
Homebuilding West	1,050,850	1,082,302	615,916
Homebuilding Other (2)	(95,810)	57,907	(55,134)
Financial Services	224,642	199,716	195,307
Multifamily (3)	16,390	42,695	73,432
Lennar Other (4)	31,469	(33,707)	(57,633)
Total operating earnings	2,775,406	2,463,191	1,475,500
Gain on sale of Rialto investment and asset management platform	—	296,407	—
Acquisition and integration costs related to CalAtlantic	—	152,980	—
Corporate general and administrative expenses	341,114	343,934	285,889
Earnings before income taxes	$2,434,292	2,262,684	1,189,611

(1)	Homebuilding Central operating loss for the year ended November 30, 2017 included a $140 million loss due to litigation.

(2)
For the year ended November 30, 2019, Homebuilding Other's operating loss includes a $48.9 million loss on consolidation due to the consolidation of a previously unconsolidated entity. Additionally, Homebuilding Other's revenues increased for the year ended November 30, 2019 due to the consolidation of that entity. For the year ended November 30, 2018, Homebuilding Other's operating earnings includes a $164.9 million gain on the sale of an 80% interest in one of the Company's strategic joint ventures, Treasure Island Holdings. For the years ended November 30, 2018 and 2017, Homebuilding Other's operating earnings (loss) included an equity in loss from unconsolidated entities of $90.3 million and $49.5 million, respectively.

(3)
For the years ended November 30, 2019, 2018 and 2017, Multifamily's operating earnings included $11.3 million, $51.3 million and $85.7 million, respectively, of equity in earnings from unconsolidated entities and other gain primarily as a result of $28.1 million share of gains from the sale of two operating properties and an investment in an unconsolidated entity for the year ended November 30, 2019, $61.2 million share of gains from the sale of six operating properties and an investment in an unconsolidated entity for the year ended November 30, 2018 and $96.7 million share of gains from the sale of seven operating properties for the year ended November 30, 2017 by its unconsolidated entities.

(4)
For the year ended November 30, 2018, Lennar Other's operating loss was primarily as a result of non-recurring expenses, partially offset by a decrease in real estate owned and loan impairments due to the liquidation of the FDIC and bank portfolios and a decrease in interest expense. For the year ended November 30, 2017, Lennar Other's operating loss included $96.2 million of gross REO and loan impairments ($44.7 million net of noncontrolling interests) as Lennar Other liquidated most of the remaining assets of the FDIC portfolio.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2019	2018	2017
Homebuilding interest expense:
Homebuilding East	$118,270	98,478	85,761
Homebuilding Central	42,403	28,471	21,061
Homebuilding Texas	37,144	32,930	34,237
Homebuilding West	183,906	151,823	135,574
Homebuilding Other	13,272	4,462	1,176
Total Homebuilding interest expense	$394,995	316,164	277,809
Financial Services interest income, net	$22,800	19,774	20,359
Lennar Other interest expense, net	$587	557	1,761
Depreciation and amortization:
Homebuilding East	$23,969	20,614	17,258
Homebuilding Central	8,010	5,285	3,879
Homebuilding Texas	8,395	9,041	8,228
Homebuilding West	45,456	36,013	27,403
Homebuilding Other	369	1,022	2,447
Financial Services	10,430	13,473	10,022
Multifamily	6,209	4,357	2,910
Lennar Other	—	5,687	5,164
Corporate and unallocated	75,197	66,261	50,369
Total depreciation and amortization	$178,035	161,753	127,680
Net additions to (disposals of) operating properties and equipment:
Homebuilding East	$(31,323)	26,402	(27)
Homebuilding Central	74	14,677	32
Homebuilding Texas	950	200	(40)
Homebuilding West	63,803	42,525	32,995
Homebuilding Other	(1,214)	15,549	10,833
Financial Services	6,942	7,703	11,185
Multifamily	495	1,558	12,657
Lennar Other	—	6,416	4,115
Corporate and unallocated	7,183	55,364	40,023
Total net additions (disposals of) operating properties and equipment	$46,910	170,394	111,773
Homebuilding equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(793)	(818)	(754)
Homebuilding Central	178	691	(255)
Homebuilding Texas	569	469	8
Homebuilding West	1,263	(212)	(13,095)
Homebuilding Other (1)	(14,490)	(90,339)	(49,541)
Total Homebuilding equity in loss from unconsolidated entities	$(13,273)	(90,209)	(63,637)
Multifamily equity in earnings from unconsolidated entities and other gain	$11,294	51,322	85,739
Lennar Other equity in earnings from unconsolidated entities	$15,372	24,110	27,376

(1)
For the year ended November 30, 2019, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by general and administrative expenses, partially offset by profits from land sales. For the year ended November 30, 2018, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by valuation adjustments and general and administrative expenses, partially offset by profits from land sales. For the year ended November 30, 2017, equity in loss included the Company's share of operational net losses from unconsolidated entities driven by general and administrative expenses and valuation adjustments, partially offset by profits from land sales.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Homebuilding Receivables

	November 30,
(In thousands)	2019	2018
Accounts receivable	$129,216	115,642
Mortgages and notes receivable	203,230	123,796
	332,446	239,438
Allowance for doubtful accounts	(3,322)	(2,597)
Receivables, net	$329,124	236,841

At November 30, 2019 and 2018, Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.
5. Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2019	2018	2017
Revenues	$303,963	522,811	465,182
Costs and expenses	401,396	720,849	603,079
Other income (1)	78,406	120,620	16,440
Net loss of unconsolidated entities (1)	$(19,027)	(77,418)	(121,457)
Homebuilding equity in loss from unconsolidated entities (1)	$(13,273)	(90,209)	(63,637)

(1)
During the year ended November 30, 2019, other income was primarily attributable to a $64.9 million gain on the settlement of contingent consideration recorded by one Homebuilding unconsolidated entity, of which the Company's pro-rata share was $25.9 million. During the year ended November 30, 2018, other income was primarily due to FivePoint recording income resulting from the Tax Cuts and Jobs Act of 2017’s reduction in its corporate tax rate to reduce its liability pursuant to its tax receivable agreement (“TRA Liability”) with its non-controlling interests. However, the Company has a 70% interest in the FivePoint TRA Liability. Therefore, the Company did not include in Homebuilding’s equity in earnings (loss) from unconsolidated entities its pro-rata share of earnings related to the Company’s portion of the TRA Liability. As a result, the Company’s unconsolidated entities have net earnings, but the Company has an equity in loss from unconsolidated entities.

For the year ended November 30, 2018, Homebuilding equity in loss from unconsolidated entities was primarily attributable to our share of net operating losses from our unconsolidated entities which were primarily driven by valuation adjustments related to assets of Homebuilding's unconsolidated entities and general and administrative expenses, partially offset by profits from land sales.
For the year ended November 30, 2017, Homebuilding equity in loss from unconsolidated entities was primarily attributable to the Company's share of net operating losses from the Company's unconsolidated entities which were primarily driven by general and administrative expenses and valuation adjustments related to assets of Homebuilding unconsolidated entities, partially offset by the profits from land sales. One of the Company’s unconsolidated entities had equity in earnings of $11.9 million relating to an equity method investee selling 475 homesites to a third-party land bank. Simultaneous with the purchase by the land bank, the Company entered into an option contract to purchase all 475 homesites from the land bank. Due to the Company’s continuing involvement with respect to the homesites sold from the investee entity, the Company deferred all of its equity in earnings from the unconsolidated entity relating to the sale transaction, which amounted to $4.9 million.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$602,480	781,833
Inventories	4,514,885	4,291,470
Other assets	1,007,698	1,045,274
	$6,125,063	6,118,577
Liabilities and equity:
Accounts payable and other liabilities	$816,719	874,355
Debt (1)	1,094,588	1,202,556
Equity	4,213,756	4,041,666
	$6,125,063	6,118,577
Homebuilding investments in unconsolidated entities (2)	$1,009,035	870,201

(1)
Debt presented above is net of debt issuance costs of $13.0 million and $12.4 million, as of November 30, 2019 and 2018, respectively. The decrease in debt was primarily related to the Company's consolidation of a previously unconsolidated entity during the year ended November 30, 2019.

(2)
Homebuilding investments in unconsolidated entities as of November 30, 2018, does not include $62.0 million of the negative investment balance for one unconsolidated entity as it was reclassed to other liabilities.

As of November 30, 2019 and 2018, the Company’s recorded investments in Homebuilding unconsolidated entities were $1.0 billion and $870.2 million, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of November 30, 2019 and 2018 was $1.3 billion and $1.2 billion, respectively. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2019 and 2018, the carrying amount of the Company's investment was $374.0 million and $342.7 million, respectively.
During the year ended November 30, 2018, the Company sold 80% of a strategic joint venture to a third-party resulting in a gain of $164.9 million recorded in Homebuilding other income, net within the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss).
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and the Company receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2019, 2018 and 2017, the Company received management fees and reimbursement of expenses, net of deferrals, from Homebuilding unconsolidated entities totaling $2.7 million, $7.0 million and $4.4 million, respectively.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2019, 2018 and 2017, $83.0 million, $169.5 million and $226.2 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Homebuilding equity in loss from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
The Homebuilding entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total debt of the Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars in thousands)	2019	2018
Non-recourse bank debt and other debt (partner’s share of several recourse)	$52,007	48,313
Non-recourse debt with completion guarantees	219,558	239,568
Non-recourse debt without completion guarantees	825,192	861,371
Non-recourse debt to the Company	1,096,757	1,149,252
The Company’s maximum recourse exposure (1)	10,787	65,707
Debt issuance costs	(12,956)	(12,403)
Total debt (1)	$1,094,588	1,202,556
The Company’s maximum recourse exposure as a % of total JV debt	1%	5%

(1)
As of November 30, 2019 and 2018, the Company's maximum recourse exposure was primarily related to the Company providing repayment guarantee on two and four unconsolidated entities' debt, respectively. The decrease in maximum recourse exposure and total debt was primarily related to the Company's consolidation of a previously unconsolidated entity during the year ended November 30, 2019.

In most instances in which the Company has guaranteed debt of a Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's share of any funds the unconsolidated entity distributes.
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
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2019 and 2018, the fair values of the repayment, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2019, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 7).
6. Homebuilding Operating Properties and Equipment
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2019	2018
Operating properties (1)	$225,256	255,203
Leasehold improvements	63,846	61,990
Furniture, fixtures and equipment	159,007	141,466
	448,109	458,659
Accumulated depreciation and amortization	(168,582)	(138,798)
	$279,527	319,861

(1)	Operating properties primarily include solar systems, rental operations and commercial properties.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2019	2018
6.625% senior notes due 2020 (1)	$303,668	311,735
2.95% senior notes due 2020	299,421	298,838
8.375% senior notes due 2021 (1)	418,860	435,897
4.750% senior notes due 2021	498,893	498,111
6.25% senior notes due December 2021 (1)	310,252	315,283
4.125% senior notes due 2022	597,885	596,894
5.375% senior notes due 2022 (1)	258,198	261,055
4.750% senior notes due 2022	571,644	570,564
4.875% senior notes due December 2023	396,553	395,759
4.500% senior notes due 2024	646,802	646,078
5.875% senior notes due 2024 (1)	448,158	452,833
4.750% senior notes due 2025	497,558	497,114
5.25% senior notes due 2026 (1)	407,921	409,133
5.00% senior notes due 2027 (1)	352,892	353,275
4.75% senior notes due 2027	893,046	892,297
0.25% convertible senior notes due 2019	—	1,291
4.500% senior notes due 2019	—	499,585
4.50% senior notes due 2019	—	599,176
Mortgage notes on land and other debt	874,887	508,950
	$7,776,638	8,543,868

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

The carrying amounts of the senior notes listed above are net of debt issuance costs of $22.9 million and $31.2 million, as of November 30, 2019 and 2018, respectively.
In November 2019, the Company redeemed $600 million aggregate principal amount of its 4.50% senior notes due November 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In June 2019, the Company redeemed $500 million aggregate principal amount of its 4.50% senior notes due June 2019. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In April 2019, the Company amended the credit agreement governing its unsecured revolving credit facility (the "Credit Facility") to increase the maximum borrowings from $2.0 billion to $2.4 billion and extended the maturity to April 2024, with $50 million maturing in June 2020. In September 2019, the Credit Facility commitments were increased by $50 million to total commitments of $2.5 billion. As of November 30, 2019, the Credit Facility included a $350 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2019 and 2018, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2019. In addition, the Company had $305 million in letter of credit facilities with different financial institutions at November 30, 2019.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s performance letters of credit outstanding were $715.8 million and $598.4 million at November 30, 2019 and 2018, respectively. The Company’s financial letters of credit outstanding were $184.1 million and $165.4 million at November 30, 2019 and 2018, respectively. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2019, the Company had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2019, there were approximately $1.4 billion, or 48%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The terms of each of the Company's senior notes outstanding at November 30, 2019 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.625% senior notes due 2020	$300,000	(3)	(3)	(3)
2.95% senior notes due 2020	300,000	298,800	100%	November 2017
8.375% senior notes due 2021	400,000	(3)	(3)	(3)
4.750% senior notes due 2021	500,000	495,974	100%	March 2016
6.25% senior notes due December 2021	300,000	(3)	(3)	(3)
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
5.375% senior notes due 2022	250,000	(3)	(3)	(3)
4.750% senior notes due 2022	575,000	567,585	(4)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017

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
At November 30, 2019, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 7.5% with an average interest rate of 3.4%. At November 30, 2019 and 2018, the carrying amount of the mortgage notes on land and other debt was $874.9 million and $509.0 million, respectively. During the years ended November 30, 2019 and 2018, the Company retired $172.5 million and $128.3 million, respectively, of mortgage notes on land and other debt.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2019 and thereafter are as follows:

(In thousands)	Debt Maturities
2020	$1,055,076
2021	1,131,303
2022	1,759,816
2023	72,419
2024	1,523,125
Thereafter	2,187,082

The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.
8. Financial Services Segment
The assets and liabilities related to the Financial Services segment were as follows:

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$234,113	188,485
Restricted cash	12,022	17,944
Receivables, net (1)	500,847	731,169
Loans held-for-sale (2)	1,644,939	1,213,889
Loans held-for-investment, net	73,867	70,216
Investments held-to-maturity	190,289	189,472
Investments available-for-sale (3)	3,732	4,161
Goodwill (4)	215,516	237,688
Other assets (5)	130,699	125,886
	$3,006,024	2,778,910
Liabilities:
Notes and other debts payable	$1,745,755	1,558,702
Other liabilities (6)	310,695	309,500
	$2,056,450	1,868,202

(1)	Receivables, net, primarily related to loans sold to investors for which the Company had not yet been paid.

(2)	Loans held-for-sale related to unsold loans carried at fair value.

(3)	Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss).

(4)	As of November 30, 2019 and 2018, goodwill included $175.4 million related to the CalAtlantic acquisition (See Note 2).

(5)
As of November 30, 2019 and 2018, other assets included mortgage loan commitments carried at fair value of $16.3 million and $16.4 million, respectively, and mortgage servicing rights carried at fair value of $24.7 million and $37.2 million, respectively.

(6)
As of November 30, 2019 and 2018, other liabilities included $60.7 million and $60.3 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation, and forward contracts carried at fair value of $3.9 million and $10.4 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2019, the Financial Services segment warehouse facilities used to fund residential mortgages were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2019 (1)	$500,000
364-day warehouse repurchase facility that matures March 2020 (2)	300,000
364-day warehouse repurchase facility that matures June 2020	500,000
364-day warehouse repurchase facility that matures October 2020 (3)	500,000
Total	$1,800,000

(1)
Subsequent to November 30, 2019, the maturity date was extended to March 2020 and the maximum aggregate commitment was decreased to $300 million. As of November 30, 2019, the maximum aggregate commitment includes an uncommitted amount of $500 million.

(2)	Maximum aggregate commitment includes an uncommitted amount of $300 million.

(3)	Maximum aggregate commitment includes an uncommitted amount of $400 million.
The Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $1.4 billion and $1.3 billion at November 30, 2019 and 2018, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $1.4 billion and $1.3 billion at November 30, 2019 and 2018, respectively. The combined effective interest rate on the facilities at November 30, 2019 was 3.5%. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
RMF - loans held-for-sale
During the year ended November 30, 2019, RMF originated loans with a total principal balance of $1.6 billion, nearly all of which were recorded as loans held-for-sale, $15.3 million which were recorded as accrual loans within loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. During the year ended November 30, 2018, RMF originated loans with a principal balance of $1.4 billion all of which were recorded as loans held-for-sale and sold $1.5 billion of loans into 16 separate securitizations. As of November 30, 2019 and 2018, originated loans with an unpaid balance of $158.4 million and $218.4 million were sold into a securitization trust but not settled and thus were included as receivables, net, respectively.
At November 30, 2019, RMF warehouse facilities were as follows:

(In thousands)	Maximum Aggregate Commitment
364-day warehouse repurchase facility that matures December 2019 (1)	$250,000
364-day warehouse repurchase facility that matures December 2019 (1)	200,000
364-day warehouse repurchase facility that matures December 2019 (1)	200,000
364-day warehouse repurchase facility that matures November 2020	200,000
Total - Loans origination and securitization business	850,000
Warehouse repurchase facility that matures December 2019 (two - one year extensions) (2)	50,000
Total	$900,000

(1)	Subsequent to November 30, 2019, the maturity date was extended to December 2020.

(2)
RMF uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans receivable, net. There were borrowings under this facility of $11.4 million as of November 30, 2019. There were no borrowings under this facility as of November 30, 2018.

Borrowings under the facilities that finance RMF's loan originations and securitization activities were $216.9 million and $178.8 million as of November 30, 2019 and 2018, respectively, and were secured by a 75% interest in the originated commercial loans financed. The facilities require immediate repayment of the 75% interest in the secured commercial loans when the loans are sold in a securitization and the proceeds are collected. These warehouse repurchase facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. If the facilities are not renewed or replaced, the borrowings under the lines of credit will be paid off by selling the loans held-for-sale to investors.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Investments held-to-maturity
At November 30, 2019 and 2018, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $166.0 million and $137.0 million, respectively. These securities were purchased at discount rates ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2019, 2018 and 2017. The Financial Services segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
9. Multifamily Segment
The Company is actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The assets and liabilities related to the Multifamily segment were as follows:

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$8,711	7,832
Receivables (1)	76,906	73,829
Land under development	315,107	277,894
Investments in unconsolidated entities	561,190	481,129
Assets held-for-sale, net	48,206	—
Other assets	58,711	33,535
	$1,068,831	874,219
Liabilities:
Note payable (2)	$36,125	—
Accounts payable and other liabilities	196,030	170,616
	$232,155	170,616

(1)	Receivables primarily related to general contractor services, net of deferrals, and management fee income receivables due from unconsolidated entities as of November 30, 2019 and 2018.

(2)	Note payable is net of debt issuance costs.
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2019 and 2018, the fair value of the completion guarantees was immaterial. Additionally, as of November 30, 2019 and 2018, the Multifamily segment had $4.2 million and $4.6 million, respectively, of letters of credit outstanding primarily for credit enhancements for the bank debt of certain of its unconsolidated entities and deposits on land purchase contracts. These letters of credit outstanding are included in the disclosure in Note 7 related to the Company's performance and financial letters of credit. As of November 30, 2019 and 2018, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $867.3 million and $1.0 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager of certain of its Multifamily unconsolidated entities and receives fees for performing this function. During the years ended November 30, 2019, 2018 and 2017, the Multifamily segment received fee income, net of deferrals, from its unconsolidated entities of $53.6 million, $48.8 million and $53.8 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. During the years ended November 30, 2019, 2018 and 2017, the Multifamily segment provided general contractor services, net of deferrals, totaling $355.4 million, $353.2 million and $341.0 million, respectively, which were offset by costs related to those services of $340.1 million, $338.7 million and $330.4 million, respectively.
The Lennar Multifamily Venture Fund I LP ("LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets with $2.2 billion in equity commitments, including a $504 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. During the year ended November 30, 2019, $184.7 million in equity commitments were called, of which the Company contributed its portion of $44.7 million. During the year ended November 30, 2019, the Company received $35.5 million of distributions as a return of capital from LMV I. As of November 30, 2019, $2.1 billion of the $2.2 billion in equity commitments had been called, of which the Company had contributed $485.5 million representing its pro-rata portion of the called equity, resulting in a remaining equity commitment for the Company of $18.5 million. As of November 30, 2019 and 2018, the carrying value of the Company's investment in LMV I was $371.0 million and $383.4 million, respectively.
In March 2018, the Multifamily segment completed the first closing of a second Multifamily Venture, Lennar Multifamily Venture II LP, ("LMV II"), for the development, construction and property management of Class-A multifamily assets. In June 2019, the Multifamily segment completed the final closing of LMV II which has approximately $1.3 billion of equity commitments, including a $381 million co-investment commitment by Lennar comprised of cash, undeveloped land and preacquisition costs. As of and for the year ended November 30, 2019, $330.2 million in equity commitments were called, of which the Company contributed its portion of $94.1 million, which was made up of a $191.0 million inventory and cash contributions, offset by $96.9 million of distributions as a return of capital, resulting in a remaining equity commitment for the Company of $205.7 million. As of November 30, 2019, $582.3 million of the $1.3 billion in equity had been called. As of November 30, 2019 and 2018, the carrying value of the Company's investment in LMV II was $153.3 million and $63.0 million, respectively. The difference between the Company's net contributions and the carrying value of the Company's investments was related to a basis difference. As of November 30, 2019, LMV II included 16 undeveloped multifamily assets totaling approximately 5,600 apartments with projected project costs of approximately $2.4 billion.
Summarized condensed financial information on a combined 100% basis related to Multifamily's investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$74,726	61,571
Operating properties and equipment	4,618,518	3,708,613
Other assets	66,960	40,899
	$4,760,204	3,811,083
Liabilities and equity:
Accounts payable and other liabilities	$212,706	199,119
Notes payable (1)	2,113,696	1,381,656
Equity	2,433,802	2,230,308
	$4,760,204	3,811,083
Multifamily investments in unconsolidated entities	$561,190	481,129

(1)	Notes payable are net of debt issuance costs of $26.8 million and $15.7 million, as of November 30, 2019 and 2018, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations

	Years Ended November 30,
(In thousands)	2019	2018	2017
Revenues	$170,598	117,985	67,578
Costs and expenses	247,207	172,089	108,610
Other income, net	54,578	93,778	207,793
Net earnings (loss) of unconsolidated entities	$(22,031)	39,674	166,761
Multifamily equity in earnings from unconsolidated entities and other gain (1)	$11,294	51,322	85,739

(1)
During the year ended November 30, 2019, the Multifamily segment sold, through its unconsolidated entities, two operating properties and an investment in an unconsolidated entity resulting in the segment's $28.1 million share of gains. The gain of $11.9 million recognized on the sale of the investment in an unconsolidated entity and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings (loss) from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities. During the year ended November 30, 2018, the Multifamily segment sold, through its unconsolidated entities six operating properties and an investment in an unconsolidated entity resulting in the segment's $61.2 million share of gains. The gain of $15.7 million recognized on the sale of the investment in an operating property and recognition of the Company's share of deferred development fees that were capitalized at the joint venture level are included in Multifamily equity in earnings from unconsolidated entities and other gain, and are not included in net earnings of unconsolidated entities. During the year ended November 30, 2017, the Multifamily segment sold seven operating properties, through its unconsolidated entities resulting in the segment's $96.7 million share of gains.

10. Lennar Other
Lennar Other primarily includes fund investments the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies.
The assets and liabilities related to Lennar Other were as follows:

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$2,340	24,334
Restricted cash	975	7,175
Real estate owned, net	2,033	25,632
Investments in unconsolidated entities	403,688	424,104
Investments held-to-maturity	54,117	59,974
Other assets	32,264	47,740
	$495,417	588,959
Liabilities:
Notes and other debts payable	$15,178	14,488
Other liabilities	14,860	53,020
	$30,038	67,508

Investments held-to-maturity
At November 30, 2019 and 2018, the carrying value of Lennar Other's CMBS was $54.1 million and $60.0 million, respectively. These securities were purchased at discount rates ranging from 6% to 86% with coupon rates ranging from 1.3% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. The Company reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2019, 2018 and 2017. The Company classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the segment. At November 30, 2019 and November 30, 2018, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $13.3 million and $12.6 million, respectively, and the interest is incurred at a rate of 3.9%.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized condensed financial information on a combined 100% basis related to Lennar Other's investments in unconsolidated entities that are accounted for by the equity method or cost method was as follows:
Balance Sheets

	November 30,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$122,089	50,775
Loans receivable	690,270	705,414
Real estate owned	282,832	298,332
Investment securities	2,404,987	2,296,768
Investments in partnerships	768,219	561,234
Other assets	204,009	39,818
	$4,472,406	3,952,341
Liabilities and equity:
Accounts payable and other liabilities	$38,770	31,262
Notes payable (1)	775,648	605,208
Equity	3,657,988	3,315,871
	$4,472,406	3,952,341
Lennar Other investments in unconsolidated entities	$403,688	424,104

(1)	Notes payable are net of debt issuance costs.
Statements of Operations

	Years Ended November 30,
(In thousands)	2019	2018	2017
Revenues	$305,348	376,475	245,698
Costs and expenses	101,369	111,989	117,481
Other income, net (1)	138,443	7,605	116,740
Net earnings of unconsolidated entities	$342,422	272,091	244,957
Lennar Other equity in earnings from unconsolidated entities	$15,372	24,110	27,376

(1)	Other income, net included realized and unrealized gains (losses) on investments.
11. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2019	2018	2017
Current:
Federal	$298,701	246,604	309,235
State	53,400	30,530	17,572
	$352,101	277,134	326,807
Deferred:
Federal	$165,080	189,096	40,641
State	74,992	78,941	50,409
	240,072	268,037	91,050
	$592,173	545,171	417,857

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2019	2018	2017
Statutory rate	21.00%	22.22%	35.00%
State income taxes, net of federal income tax benefit	4.17	3.81	3.29
Tax credits	(1.49)	(1.60)	(2.03)
Nondeductible compensation	0.45	—	—
Domestic production activities deduction	—	(1.71)	(2.77)
Tax reserves and interest expense, net	(0.03)	(0.39)	0.27
Deferred tax asset valuation allowance, net	(0.02)	(0.03)	0.17
Accounting method changes	—	(1.47)	—
Changes in tax law (1)	—	3.06	—
Other	0.18	0.44	0.09
Effective rate	24.26%	24.33%	34.02%

(1)
In December 2017, the Tax Cuts and Jobs Act was enacted which had a positive impact on the Company's effective tax rate in 2019 and 2018 and will have a positive impact in subsequent years. The tax reform bill reduced the maximum federal corporate income tax rate to 21%, which reduced the value of the Company's deferred tax assets. As a result, the Company recorded a non-cash one-time write down of deferred tax assets that resulted in income tax expense of $68.6 million in fiscal year 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2019	2018
Deferred tax assets:
Inventory valuation adjustments	$201,408	315,006
Reserves and accruals	148,477	175,626
Net operating loss carryforwards	108,250	138,094
Investments in partnerships	2,800	5,938
Capitalized expenses	72,054	51,477
Investments in unconsolidated entities	52,506	63,339
Other assets	84,454	115,266
Total deferred tax assets	669,949	864,746
Valuation allowance	(4,341)	(7,219)
Total deferred tax assets after valuation allowance	665,608	857,527
Deferred tax liabilities:
Capitalized expenses	152,208	153,392
Deferred income	198,503	156,376
Other liabilities	35,432	32,271
Total deferred tax liabilities	386,143	342,039
Net deferred tax assets	$279,465	515,488

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of the Company's net deferred tax assets was as follows:

	Years Ended November 30,
(In thousands)	2019	2018
Net deferred tax assets: (1)
Homebuilding	$224,859	477,676
Financial Services	17,551	5,075
Multifamily	34,291	15,272
Lennar Other	2,764	17,465
Net deferred tax assets	$279,465	515,488

(1)	Net deferred tax assets and net deferred tax liabilities detailed above are included within other assets and other liabilities in the respective segments.
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
As of November 30, 2019 and 2018, the net deferred tax assets included valuation allowances of $4.3 million and $7.2 million, respectively, primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
At November 30, 2019 and 2018, the Company had federal tax effected NOL carryforwards totaling $39.1 million and $44.8 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. At November 30, 2019 and 2018, the Company had state tax effected NOL carryforwards totaling $69.2 million and $93.3 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2020 and 2038.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2019	2018	2017
Gross unrecognized tax benefits, beginning of year	$14,667	12,285	12,285
Lapse of statute of limitations	(1,811)	(2,052)	—
Decreases due to tax positions taken during prior period	—	(2,805)	—
Decreases due to settlements with tax authorities	—	(6,493)	—
Increases due to the CalAtlantic acquisition	—	13,510	—
Increases due to tax positions taken during prior period	—	222	—
Gross unrecognized tax benefits, end of year	$12,856	14,667	12,285

If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2019, $10.2 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2019	2018
Accrued interest and penalties, beginning of the year	$52,942	49,723
Additional interest and penalties (related to the acquisition of CalAtlantic)	—	1,515
Accrual of interest and penalties (primarily related to state audits)	3,029	1,894
Reduction of interest and penalties	(638)	(190)
Accrued interest and penalties, end of the year	$55,333	52,942

The IRS is currently examining the Company's federal tax income tax returns for fiscal year 2018, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.
12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2019	2018	2017
Numerator:
Net earnings attributable to Lennar	$1,849,052	1,695,831	810,480
Less: distributed earnings allocated to nonvested shares	420	429	377
Less: undistributed earnings allocated to nonvested shares	15,722	14,438	7,447
Numerator for basic earnings per share	1,832,910	1,680,964	802,656
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	4,204	3,320	1,009
Plus: interest on convertible senior notes	—	80	—
Plus: undistributed earnings allocated to convertible shares	—	2,904	—
Less: undistributed earnings reallocated to convertible shares	—	2,899	—
Numerator for diluted earnings per share	$1,828,706	1,677,729	801,647
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	318,419	307,968	237,155
Effect of dilutive securities:
Share-based payments	3	48	1
Convertible senior notes	—	549	—
Denominator for diluted earnings per share - weighted average common shares outstanding	318,422	308,565	237,156
Basic earnings per share	$5.76	5.46	3.38
Diluted earnings per share	$5.74	5.44	3.38

(1)
The amounts presented above relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received by Lennar Other segment and the amount Lennar, as the parent company, is assumed to own.

For the years ended November 30, 2019, 2018 and 2017, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
13. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2019 and 2018.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock
During each of the years ended November 30, 2019, 2018 and 2017, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
On November 27, 2017, the Company paid a stock dividend of one share of Class B common stock for each 50 shares of Class A common stock or Class B common stock to holders of record at the close of business on November 10, 2017, as declared by the Company's Board of Directors on October 30, 2017.
As of November 30, 2019, Stuart Miller, the Company’s Executive Chairman, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 34% voting power of the Company’s stock.
In January 2019, the Company's Board of Directors authorized a stock repurchase program, which replaced a June 2001 stock repurchase program, under which the Company is authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. The repurchase authority has no expiration date. During the year ended November 30, 2019, the Company repurchased 9.8 million shares of Class A common stock for approximately $492.9 million at an average share price of $50.41.
During fiscal 2018, the Company had a stock repurchase program adopted in 2001, which originally authorized the purchase of up to 20 million shares of its outstanding common stock. During the year ended November 30, 2018, under the Company's stock repurchase program, the Company repurchased 6.0 million shares of Class A common stock for $249.9 million at an average share price of $41.63. During the year ended November 30, 2017, there were no share repurchases of common stock under the stock repurchase program.
During the year ended November 30, 2019, treasury stock increased by 10.5 million shares of Class A common stock primarily due to the repurchase of 9.8 million shares of common stock. During the year ended November 30, 2018, treasury stock increased by 7.0 million shares of Class A common stock primarily due to the repurchase of 6.0 million shares of common stock.
Restrictions on Payment of Dividends
There are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than the need to maintain the financial ratios and net worth requirements under the Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder and limit dividends to 50% of net income in the absence of an event of default.
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2019, 2018 and 2017, this amount was $24.5 million, $25.3 million and $17.2 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2019	2018	2017
Total compensation expense for nonvested share-based awards	$86,940	72,655	61,356

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2019, 2018 and 2017 was $48.26, $55.84 and $51.92, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2018	2,737,352	$52.37
Grants	2,081,935	$48.26
Vested	(1,421,613)	$50.43
Forfeited	(106,811)	$51.50
Nonvested shares at November 30, 2019	3,290,863	$50.64

At November 30, 2019, there was $110.1 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.8 years. For the years ended November 30, 2019, 2018 and 2017, 1.4 million, 2.2 million and 1.2 million nonvested shares, respectively, vested each year.
15. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2019 and 2018, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$73,867	69,708	70,216	63,794
Investments held-to-maturity	Level 3	$166,012	195,962	136,982	149,767
Investments held-to-maturity	Level 2	$24,277	24,257	52,490	52,220
Lennar Other:
Investments held-to-maturity	Level 3	$54,117	56,415	59,974	72,986

LIABILITIES
Homebuilding senior notes and other debts payable	Level 2	$7,776,638	8,144,632	8,543,868	8,336,166
Financial Services notes and other debts payable	Level 2	$1,745,755	1,745,782	1,558,702	1,559,718
Multifamily note payable	Level 2	$36,125	36,125	—	—
Lennar Other notes and other debts payable	Level 2	$15,178	15,178	14,488	14,488

The following methods and assumptions are used by the Company in estimating fair values:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Multifamily—For the note payable, the fair value approximates the carrying value due to variable interest pricing terms and the short-term nature of the borrowing.
Fair Value Measurements
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1:    Fair value determined based on quoted prices in active markets for identical assets.
Level 2:    Fair value determined using significant other observable inputs.
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2019	Fair Value at November 30, 2018
Financial Services Assets:
Financial Services residential loans held-for-sale (1)	Level 2	$1,447,715	1,152,198
RMF loans held-for-sale (2)	Level 3	$197,224	61,691
Investments available-for-sale	Level 1	$3,732	4,161
Mortgage loan commitments	Level 2	$16,288	16,373
Forward contracts	Level 2	$(3,856)	(10,360)
Mortgage servicing rights	Level 3	$24,679	37,206

(1)
The aggregate fair value of Financial Services residential loans held-for-sale of $1.4 billion at November 30, 2019 exceeded their aggregate principal balance of $1.4 billion by $42.2 million. The aggregate fair value of Financial Services residential loans held-for-sale of $1.2 billion at November 30, 2018 exceeded their aggregate principal balance of $1.1 billion by $37.3 million.

(2)
The aggregate fair value of RMF's loans held-for-sale of $197.2 million at November 30, 2019 exceeded their aggregate principal balance of $196.3 million by $0.9 million. The aggregate fair value of RMF's loans held-for-sale of $61.7 million at November 30, 2018 exceeded their aggregate principal balance of $61.0 million by $0.7 million.

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
Financial Services residential loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services’ loans held-for-sale as of November 30, 2019 and 2018. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
RMF loans held-for-sale— The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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
Financial Services forward contracts— Fair value is based on quoted market prices for similar financial instruments. The fair value of forward contracts is included in the Financial Services segment's other liabilities as of November 30, 2019 and 2018.
The Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2019, the segment had open commitments amounting to $1.7 billion to sell MBS with varying settlement dates through February 2020.
Financial Services mortgage servicing rights — Financial Services records the value of mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates. As of November 30, 2019, the key assumptions used in determining the fair value include an 17.8% mortgage prepayment rate, a 12.6% discount rate and a 9.1% delinquency rate. The fair value of mortgage servicing rights is included in the Financial Services segment's other assets.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2019	2018	2017
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$4,891	8,621	20,309
Mortgage loan commitments	$(85)	6,500	2,436
Forward contracts	$6,504	(12,041)	(24,786)
Investments available-for-sale	$(176)	(234)	(12)
Changes in fair value included in other comprehensive income (loss), net of tax:
Financial Services investments available-for-sale	$1,040	(1,634)	1,331

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on Financial Services loans held-for-sale and RMF loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Financial Services’ statement of operations and RMF's statement of operations, respectively.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2019		2018
	Financial Services
(In thousands)	Mortgage servicing rights	RMF loans held-for-sale	Mortgage servicing rights	RMF loans held-for-sale
Beginning of year	$37,206	61,691	31,163	234,403
Purchases/loan originations	3,417	1,593,655	7,841	1,350,091
Sales/loan originations sold, including those not settled	—	(1,447,818)	—	(1,504,554)
Disposals/settlements	(5,326)	(9,920)	(6,948)	(19,600)
Changes in fair value (1)	(10,618)	430	5,150	1,481
Interest and principal paydowns	—	(814)	—	(130)
End of year	$24,679	197,224	37,206	61,691

(1)	Changes in fair value for RMF loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
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

	Years Ended November 30,
		2019			2018			2017
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total (Losses), Net (1)	Carrying Value	Fair Value	Total (Losses), Net (1)	Carrying Value	Fair Value	Total (Losses), Net (1)
Financial assets
Lennar Other:
Impaired loans receivable	Level 3	$—	—	—	—	—	—	31,561	18,885	(12,676)
FDIC portfolios loans held-for-sale	Level 3	$—	—	—	—	—	—	32,018	12,072	(19,946)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$218,942	205,201	(13,741)	4,019	3,473	(546)	8,601	4,227	(4,374)
Land and land under development (2)	Level 3	$121,564	82,816	(38,748)	96,093	62,850	(33,243)	6,771	3,094	(3,677)
Other assets (2)	Level 3	$60,363	56,727	(3,636)	—	—	—	—	—	—
Lennar Other:
REO, net (3)
Upon acquisition/transfer	Level 3	$—	—	—	—	—	—	27,640	26,591	(1,049)
Upon management periodic valuations	Level 3	$—	—	—	58,721	25,632	(33,089)	145,251	81,677	(63,574)

(1)	Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the year.

(2)	Valuation adjustments were included in Homebuilding costs and expenses in the Company's consolidated statements of operations for the years ended November 30, 2019, 2018 and 2017.

(3)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of the transfer or acquisition through, or in lieu of, loan foreclosure. The fair value of REO held-for-sale is based upon appraised value at the time of foreclosure or management's best estimate. In addition, management periodically performs valuations of its REO held-for-sale. The gains (losses) upon

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the transfer or acquisition of REO and impairments were included in Lennar Other (formerly Rialto segment) other income (expense), net, in the Company’s consolidated statements of operations for the years ended November 30, 2018 and 2017.
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory.
16. Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events, such as changes in the governing documents or debt arrangements, during the year ended November 30, 2019. Based on the Company's evaluation, during the year ended November 30, 2019, the Company consolidated five entities that had a total combined assets and liabilities of $505.2 million and $602.1 million, respectively. During the year ended November 30, 2019, there were no VIEs that were deconsolidated.
Consolidated VIEs
As of November 30, 2019, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $980.2 million and $549.7 million, respectively. As of November 30, 2018, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated was $666.2 million and $242.5 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
The increase in VIEs' assets and non-recourse liabilities during the year ended November 30, 2019 was primarily due to the consolidation of an unconsolidated entity related to the sale of the majority of the Company's retail title agency business and title insurance underwriter. In connection with the sale of the majority of its retail title agency business and title insurance underwriter in the first quarter of 2019, the Company provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, the Company is required to consolidate the buyer’s results at this time.
During the year ended November 30, 2019, the Company consolidated a previously unconsolidated entity, which resulted from a reconsideration event that required the reassessment of a homebuilding unconsolidated entity. The reconsideration event was the change of the entity’s conclusion with respect to future capital calls required to fund operations and debt repayments. Upon reconsideration, the Company determined that the homebuilding entity continued to meet the accounting definition of a VIE and the Company was deemed to be the primary beneficiary. The Company consolidated the previously unconsolidated entity’s net assets at estimated fair value. The determination of fair value of the homebuilding entity’s net assets requires the discounting of estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the homebuilding entity and related cash flow streams. The Company used a 15% discount rate in determining the fair value of the entity, which was subject to perceived risks associated with the entity’s cash flow streams. There was no non-controlling interest recorded in consolidation. As a result, the Company recorded a one-time loss of $48.9 million from the consolidation which was included in Homebuilding other income (expense), net on the consolidated statements of operations. During the year ended November 30, 2019, the Company bought out the partner's interest in the entity and therefore at November 30, 2019, the entity is no longer considered a VIE. At November 30, 2019, the consolidated homebuilding entity had total assets and liabilities of $240.5 million and $373.5 million, respectively.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unconsolidated VIEs
At November 30, 2019 and 2018, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	November 30,
	2019		2018
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$80,939	81,118	123,064	184,945
Multifamily (2)	533,018	768,651	463,534	710,754
Financial Services (3)	166,012	166,012	136,982	136,982
Lennar Other (4)	60,882	60,882	63,919	63,919
	$840,851	1,076,663	787,499	1,096,600

(1)
As of November 30, 2019, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited primarily to its investments in the unconsolidated VIEs. As of November 30, 2018, the maximum exposure to loss of Homebuilding’s investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to repayment guarantees of one unconsolidated entity's debt of $54.8 million.

(2)
As of November 30, 2019 and 2018, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $224.2 million and $237.0 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects and $4.2 million and $4.6 million, respectively, of letters of credit outstanding for certain of the unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements.

(3)
At both November 30, 2019 and 2018, the maximum recourse exposure to loss of the Financial Services segment was limited to its investments in the unconsolidated entities VIEs. At November 30, 2019 and 2018, investments in unconsolidated VIEs and Financial Services' maximum exposure to loss included $166.0 million and $137.0 million, respectively, related to the Financial Services' CMBS investments held-to-maturity.

(4)
At both November 30, 2019 and 2018, the maximum recourse exposure to loss of Lennar Other’s segment was limited to its investments in the unconsolidated entities VIEs. At November 30, 2019 and 2018, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss included $54.1 million and $60.0 million, respectively, related to Lennar Other segment's investments held-to-maturity.

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
As of November 30, 2019, the Company and other partners did not have an obligation to make capital contributions to the VIEs, except for a $224.2 million remaining equity commitment to fund LMV I and LMV II for future expenditures related to the construction and development of the projects and $4.2 million of letters of credit outstanding for certain Multifamily unconsolidated VIEs that could be drawn upon in the event of default under their debt agreements. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
During the year ended November 30, 2019, consolidated inventory not owned increased by $104.2 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet as of November 30, 2019. The increase was primarily related to the consolidation of option contracts, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of November 30, 2019. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $320.5 million and $209.5 million at November 30, 2019 and 2018, respectively. Additionally, the Company had posted $75.0 million and $72.4 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2019 and 2018, respectively.
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2019, the Company had $320.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2019 were as follows:

(In thousands)	Lease Payments
2020	$41,952
2021	41,076
2022	31,140
2023	22,507
2024	16,443
Thereafter	31,909

Rental expense for the years ended November 30, 2019, 2018 and 2017 was $92.2 million, $98.4 million and $74.6 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $899.9 million at November 30, 2019. Additionally, at November 30, 2019, the Company had outstanding surety bonds of $2.9 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2019, there were approximately $1.4 billion, or 48%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. Over the last decade there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
18. Supplemental Financial Information
The indentures governing the Company’s 6.625% senior notes due 2020, 2.95% senior notes due 2020, 8.375% senior notes due 2021, 4.750% senior notes due 2021, 6.25% senior notes due 2021, 4.125% senior notes due 2022, 5.375% senior notes due 2022, 4.750% senior notes due 2022, 4.875% senior notes due 2023, 4.500% senior notes due 2024, 5.875% senior notes due 2024, 4.750% senior notes due 2025, 5.25% senior notes due 2026, 5.00% senior notes due 2027 and 4.75% senior notes due 2027 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. In addition, some subsidiaries of CalAtlantic are guaranteeing CalAtlantic senior convertible notes that also are guaranteed by Lennar Corporation. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2019 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, described in Note 7. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the consolidating statements of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries, as a dividend and accordingly a return on investment within cash flows from operating activities. Distributions of capital received by the Parent from its subsidiaries are reflected as cash flows from investing activities. The cash outflows associated with the return on investment dividends and distributions of capital received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2019 was as follows:
Consolidating Balance Sheet November 30, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$722,172	794,588	22,894	—	1,539,654
Inventories	—	17,396,139	380,368	—	17,776,507
Investments in unconsolidated entities	—	1,006,541	2,494	—	1,009,035
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	344,941	500,356	217,607	(41,220)	1,021,684
Investments in subsidiaries	10,453,165	26,773	—	(10,479,938)	—
Intercompany	12,027,996	—	—	(12,027,996)	—
	23,548,274	23,166,756	623,363	(22,549,154)	24,789,239
Financial Services	—	275,812	2,731,285	(1,073)	3,006,024
Multifamily	—	—	1,068,831	—	1,068,831
Lennar Other	—	158,194	339,988	(2,765)	495,417
Total assets	$23,548,274	23,600,762	4,763,467	(22,552,992)	29,359,511
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$760,981	1,935,366	318,845	(45,058)	2,970,134
Liabilities related to consolidated inventory not owned	—	260,266	—	—	260,266
Senior notes and other debts payable	6,837,776	885,783	53,079	—	7,776,638
Intercompany	—	10,122,374	1,905,622	(12,027,996)	—
	7,598,757	13,203,789	2,277,546	(12,073,054)	11,007,038
Financial Services	—	40,235	2,016,215	—	2,056,450
Multifamily	—	—	232,155	—	232,155
Lennar Other	—	—	30,038	—	30,038
Total liabilities	$7,598,757	13,244,024	4,555,954	(12,073,054)	13,325,681
Total stockholders’ equity	15,949,517	10,356,738	123,200	(10,479,938)	15,949,517
Noncontrolling interests	—	—	84,313	—	84,313
Total equity	15,949,517	10,356,738	207,513	(10,479,938)	16,033,830
Total liabilities and equity	$23,548,274	23,600,762	4,763,467	(22,552,992)	29,359,511

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$637,083	886,059	63,905	—	1,587,047
Inventories	—	16,679,245	389,459	—	17,068,704
Investments in unconsolidated entities	—	866,395	3,806	—	870,201
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	339,307	878,582	164,848	(26,955)	1,355,782
Investments in subsidiaries	10,562,273	89,044	—	(10,651,317)	—
Intercompany	11,815,491	—	—	(11,815,491)	—
	23,354,154	22,841,684	622,018	(22,493,763)	24,324,093
Financial Services	—	232,632	2,547,167	(889)	2,778,910
Multifamily	—	—	874,219	—	874,219
Lennar Other	—	117,568	471,391	—	588,959
Total assets	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$804,232	1,977,579	303,473	(27,844)	3,057,440
Liabilities related to consolidated inventory not owned	—	162,090	13,500	—	175,590
Senior notes and other debts payable	7,968,387	523,589	51,892	—	8,543,868
Intercompany	—	10,116,590	1,698,901	(11,815,491)	—
	8,772,619	12,779,848	2,067,766	(11,843,335)	11,776,898
Financial Services	—	51,535	1,816,667	—	1,868,202
Multifamily	—	—	170,616	—	170,616
Lennar Other	—	—	67,508	—	67,508
Total liabilities	$8,772,619	12,831,383	4,122,557	(11,843,335)	13,883,224
Total stockholders’ equity	14,581,535	10,360,501	290,816	(10,651,317)	14,581,535
Noncontrolling interests	—	—	101,422	—	101,422
Total equity	14,581,535	10,360,501	392,238	(10,651,317)	14,682,957
Total liabilities and equity	$23,354,154	23,191,884	4,514,795	(22,494,652)	28,566,181

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	20,707,299	85,917	—	20,793,216
Financial Services	—	165,498	679,887	(20,575)	824,810
Multifamily	—	—	604,700	—	604,700
Lennar Other	—	—	36,835	—	36,835
Total revenues	—	20,872,797	1,407,339	(20,575)	22,259,561
Cost and expenses:
Homebuilding	—	18,154,739	89,352	1,609	18,245,700
Financial Services	—	97,719	528,678	(26,229)	600,168
Multifamily	—	—	599,604	—	599,604
Lennar Other	—	—	11,794	—	11,794
Corporate general and administrative	328,014	8,039	—	5,061	341,114
Total costs and expenses	328,014	18,260,497	1,229,428	(19,559)	19,798,380
Homebuilding equity in (loss) earnings from unconsolidated entities	—	(13,716)	443	—	(13,273)
Homebuilding other income (expense), net	(1,013)	(41,119)	9,778	1,016	(31,338)
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	11,294	—	11,294
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(12,609)	27,981	—	15,372
Lennar Other expense, net	—	—	(8,944)	—	(8,944)
Earnings (loss) before income taxes	(329,027)	2,544,856	218,463	—	2,434,292
Benefit (provision) for income taxes	79,822	(613,579)	(58,416)	—	(592,173)
Equity in earnings from subsidiaries	2,098,257	110,943	—	(2,209,200)	—
Net earnings (including net loss attributable to noncontrolling interests)	1,849,052	2,042,220	160,047	(2,209,200)	1,842,119
Less: Net loss attributable to noncontrolling interests	—	—	(6,933)	—	(6,933)
Net earnings attributable to Lennar	$1,849,052	2,042,220	166,980	(2,209,200)	1,849,052
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,040	—	1,040
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	—	—	864	—	864
Total comprehensive income attributable to Lennar	$1,849,052	2,042,220	167,844	(2,209,200)	1,849,916
Total comprehensive loss attributable to noncontrolling interests	$—	—	(6,933)	—	(6,933)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	18,972,723	104,874	—	19,077,597
Financial Services	—	371,063	603,491	(19,923)	954,631
Multifamily	—	—	421,132	—	421,132
Lennar Other	—	—	118,271	—	118,271
Total revenues	—	19,343,786	1,247,768	(19,923)	20,571,631
Cost and expenses:
Homebuilding	—	16,831,780	104,880	143	16,936,803
Financial Services	—	339,211	447,186	(31,482)	754,915
Multifamily	—	—	429,759	—	429,759
Lennar Other	—	—	124,417	(8,448)	115,969
Acquisition and integration costs related to CalAtlantic	—	152,980	—	—	152,980
Corporate general and administrative	336,355	2,417	—	5,162	343,934
Total costs and expenses	336,355	17,326,388	1,106,242	(34,625)	18,734,360
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(91,013)	804	—	(90,209)
Homebuilding other income, net	14,740	192,951	10,913	(14,702)	203,902
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	51,322	—	51,322
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(1,304)	25,414	—	24,110
Lennar Other expense, net	—	—	(60,119)	—	(60,119)
Gain on sale of Rialto investment and asset management platform	—	—	296,407	—	296,407
Earnings (loss) before income taxes	(321,615)	2,118,032	466,267	—	2,262,684
Benefit (provision) for income taxes	78,249	(498,424)	(124,996)	—	(545,171)
Equity in earnings from subsidiaries	1,939,197	93,612	—	(2,032,809)	—
Net earnings (including net earnings attributable to noncontrolling interests)	1,695,831	1,713,220	341,271	(2,032,809)	1,717,513
Less: Net earnings attributable to noncontrolling interests	—	—	21,682	—	21,682
Net earnings attributable to Lennar	$1,695,831	1,713,220	319,589	(2,032,809)	1,695,831
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(1,634)	—	(1,634)
Reclassification adjustments for losses included in net earnings, net of tax	$—	—	234	—	234
Total other comprehensive loss, net of tax	—	—	(1,400)	—	(1,400)
Total comprehensive income attributable to Lennar	$1,695,831	1,713,220	318,189	(2,032,809)	1,694,431
Total comprehensive income attributable to noncontrolling interests	$—	—	21,682	—	21,682

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	11,118,553	70,323	—	11,188,876
Financial Services	—	307,892	604,075	(20,010)	891,957
Multifamily	—	—	394,906	(135)	394,771
Lennar Other	—	—	170,761	—	170,761
Total revenues	—	11,426,445	1,240,065	(20,145)	12,646,365
Cost and expenses:
Homebuilding	—	9,676,548	70,217	(3,617)	9,743,148
Financial Services	—	280,349	437,212	(20,911)	696,650
Multifamily	—	—	407,078	—	407,078
Lennar Other	—	—	174,818	(213)	174,605
Corporate general and administrative	279,490	1,338	—	5,061	285,889
Total costs and expenses	279,490	9,958,235	1,089,325	(19,680)	11,307,370
Homebuilding equity in loss from unconsolidated entities	—	(63,567)	(70)	—	(63,637)
Homebuilding other income (expense), net	(427)	17,488	5,719	465	23,245
Homebuilding loss due to litigation	—	(140,000)	—	—	(140,000)
Multifamily equity in earnings from unconsolidated entities	—	—	85,739	—	85,739
Lennar Other equity in earnings from unconsolidated entities	—	2,167	25,209	—	27,376
Lennar Other expense, net	—	—	(82,107)	—	(82,107)
Earnings (loss) before income taxes	(279,917)	1,284,298	185,230	—	1,189,611
Benefit (provision) for income taxes	95,228	(427,961)	(85,124)	—	(417,857)
Equity in earnings from subsidiaries	995,169	72,104	—	(1,067,273)	—
Net earnings (including loss attributable to noncontrolling interests)	810,480	928,441	100,106	(1,067,273)	771,754
Less: Net loss attributable to noncontrolling interests	—	—	(38,726)	—	(38,726)
Net earnings attributable to Lennar	$810,480	928,441	138,832	(1,067,273)	810,480
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	1,331	—	1,331
Reclassification adjustments for losses included in net earnings, net of tax	$—	—	12	—	12
Total other comprehensive income, net of tax	—	—	1,343	—	1,343
Total comprehensive income attributable to Lennar	$810,480	928,441	140,175	(1,067,273)	811,823
Total comprehensive loss attributable to noncontrolling interests	$—	—	(38,726)	—	(38,726)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$1,849,052	2,042,220	160,047	(2,209,200)	1,842,119
Distributions of earnings from guarantor and non-guarantor subsidiaries	2,098,257	110,943	—	(2,209,200)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(2,061,774)	(53,114)	(454,088)	2,209,200	(359,776)
Net cash provided by (used in) operating activities	1,885,535	2,100,049	(294,041)	(2,209,200)	1,482,343
Cash flows from investing activities:
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(174,481)	143,833	—	(30,648)
Proceeds from sales of real estate owned	—	—	8,866	—	8,866
Proceeds from sale of investment in unconsolidated entity	—	—	17,790	—	17,790
Other	(10,557)	81,993	(55,227)	7,379	23,588
Intercompany	(111,809)	—	—	111,809	—
Net cash (used in) provided by investing activities	(122,366)	(92,488)	115,262	119,188	19,596
Cash flows from financing activities:
Net borrowings (repayments) under warehouse facilities	—	(20,472)	187,024	—	166,552
Net borrowings (repayments) on convertible senior notes, other borrowings, other liabilities, and other notes payable	(1,100,000)	(131,737)	25,871	—	(1,205,866)
Net payments related to noncontrolling interests	—	—	(15,875)	—	(15,875)
Common stock:
Issuances	493	—	—	—	493
Repurchases	(523,074)	—	—	—	(523,074)
Dividends	(51,454)	(2,042,220)	(159,601)	2,201,821	(51,454)
Intercompany	—	(2,431)	114,240	(111,809)	—
Net cash (used in) provided by financing activities	(1,674,035)	(2,196,860)	151,659	2,090,012	(1,629,224)
Net increase (decrease) in cash and cash equivalents and restricted cash	89,134	(189,299)	(27,120)	—	(127,285)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,603	249,679	—	1,595,976
Cash and cash equivalents and restricted cash at end of period	$713,828	532,304	222,559	—	1,468,691

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2018

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,695,831	1,713,220	341,271	(2,032,809)	1,717,513
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,939,197	93,612	—	(2,032,809)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by operating activities	(1,731,192)	579,779	(907,162)	2,032,809	(25,766)
Net cash provided by (used in) operating activities	1,903,836	2,386,611	(565,891)	(2,032,809)	1,691,747
Cash flows from investing activities:
Proceeds from sale of operating properties	—	38,633	—	—	38,633
(Investments in and contributions to) and distributions of capital from unconsolidated entities, net	—	(94,937)	51,906	—	(43,031)
Proceeds from sales of real estate owned	—	—	32,221	—	32,221
Proceeds from sale of investment in unconsolidated entity	—	199,654	25,613	—	225,267
Proceeds from sale of commercial mortgage-backed securities bonds	—	—	14,222	—	14,222
Proceeds from sale of Rialto investment and asset management platform	—	—	340,000	—	340,000
Purchases of commercial mortgage-backed securities bonds	—	—	(31,068)	—	(31,068)
Acquisitions, net of cash and restricted cash acquired	(1,162,342)	44,711	39,349	—	(1,078,282)
Other	(56,050)	(35,982)	116	—	(91,916)
Distributions of capital from guarantor and non-guarantor subsidiaries	94,987	40,987	—	(135,974)	—
Intercompany	(728,546)	—	—	728,546	—
Net cash (used in) provided by investing activities	(1,851,951)	193,066	472,359	592,572	(593,954)
Cash flows from financing activities:
Net repayments under unsecured revolving credit facility	—	(454,700)	—	—	(454,700)
Net (repayments) borrowings under warehouse facilities	—	(108)	273,028	—	272,920
Debt issuance costs	(9,189)	—	(5,472)	—	(14,661)
Redemption of senior notes	(1,010,626)	(89,374)	—	—	(1,100,000)
Conversions and exchanges of convertible senior notes	—	(59,145)	—	—	(59,145)
Net payments on other borrowings, other liabilities, Rialto Senior Notes and other notes payable	—	(128,685)	(294,250)	—	(422,935)
Net payments related to noncontrolling interests	—	—	(71,449)	—	(71,449)
Common stock:
Issuances	3,061	—	—	—	3,061
Repurchases	(299,833)	—	—	—	(299,833)
Dividends	(49,159)	(1,799,207)	(369,576)	2,168,783	(49,159)
Intercompany	—	306,199	422,347	(728,546)	—
Net cash used in financing activities	(1,365,746)	(2,225,020)	(45,372)	1,440,237	(2,195,901)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,313,861)	354,657	(138,904)	—	(1,098,108)
Cash and cash equivalents and restricted cash at beginning of period	1,938,555	366,946	388,583	—	2,694,084
Cash and cash equivalents and restricted cash at end of period	$624,694	721,603	249,679	—	1,595,976

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2017

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$810,480	928,441	100,106	(1,067,273)	771,754
Distributions of earnings from guarantor and non-guarantor subsidiaries	995,169	72,104	—	(1,067,273)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(740,008)	(251,428)	134,783	1,067,273	210,620
Net cash provided by operating activities	1,065,641	749,117	234,889	(1,067,273)	982,374
Cash flows from investing activities:
Proceeds from sale of operating properties	—	60,326	—	—	60,326
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(181,101)	(41,876)	—	(222,977)
Proceeds from sales of real estate owned	—	—	86,565	—	86,565
Receipts of principal payments on loans held-for-sale	—	—	11,251	—	11,251
Originations of loans receivable	—	—	(98,375)	—	(98,375)
Purchases of commercial mortgage-backed securities bonds	—	—	(107,262)	—	(107,262)
Acquisition, net of cash acquired	(604,366)	—	—	—	(604,366)
Other	(35,251)	(49,356)	114,365	—	29,758
Distributions of capital from guarantor and non-guarantor subsidiaries	115,000	80,000	—	(195,000)	—
Intercompany	(865,364)	—	—	865,364	—
Net cash provided by (used in) investing activities	(1,389,981)	(90,131)	(35,332)	670,364	(845,080)
Cash flows from financing activities:
Net repayments under warehouse facilities	—	(104)	(199,580)	—	(199,684)
Proceeds from senior notes, net of debt issuance costs	2,433,539	—	(12,129)	—	2,421,410
Redemption of senior notes	(800,000)	(258,595)	—	—	(1,058,595)
Net proceeds from Rialto notes payable	—	—	74,666	—	74,666
Net payments on other borrowings	—	(104,471)	(4,024)	—	(108,495)
Proceeds on other liabilities	—	—	195,541	—	195,541
Net payments related to noncontrolling interests	—	—	(68,586)	—	(68,586)
Excess tax benefits from share-based awards	1,981	—	—	—	1,981
Common stock:
Issuances	720	—	—	—	720
Repurchases	(27,054)	—	—	—	(27,054)
Dividends	(37,608)	(1,018,441)	(243,832)	1,262,273	(37,608)
Intercompany	—	700,197	165,167	(865,364)	—
Net cash provided by (used in) financing activities	1,571,578	(681,414)	(92,777)	396,909	1,194,296
Net increase (decrease) in cash and cash equivalents and restricted cash	1,247,238	(22,428)	106,780	—	1,331,590
Cash and cash equivalents and restricted cash at beginning of period	691,317	389,374	281,803	—	1,362,494
Cash and cash equivalents and restricted cash at end of period	$1,938,555	366,946	388,583	—	2,694,084

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2019
Revenues	$3,868,082	5,562,890	5,857,058	6,971,531
Gross profit from sales of homes	$726,079	1,038,587	1,085,633	1,385,859
Earnings before income taxes	$319,124	559,399	667,083	888,686
Net earnings attributable to Lennar	$239,910	421,472	513,366	674,304
Earnings per share:
Basic	$0.74	1.31	1.60	2.13
Diluted	$0.74	1.30	1.59	2.13
2018
Revenues	$2,980,791	5,459,061	5,672,569	6,459,210
Gross profit from sales of homes	$516,628	840,042	1,057,903	1,274,241
Earnings before income taxes	$269,428	390,810	565,918	1,036,528
Net earnings attributable to Lennar	$136,215	310,257	453,211	796,148
Earnings per share:
Basic	$0.53	0.95	1.37	2.42
Diluted	$0.53	0.94	1.37	2.42

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2019. The effectiveness of our internal control over financial reporting as of November 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2019, of the Company and our report dated January 27, 2020 expressed an unqualified opinion on those financial statements.
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
January 27, 2020

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2020 (120 days after the end of our fiscal year).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2020 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2020 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2019:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	—	$—	8,908,570
Equity compensation plans not approved by stockholders	—	n/a	—
Total	—	$—	8,908,570

(1)	Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2020 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2020 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	120
Schedule II—Valuation and Qualifying Accounts	121
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

3.1**
Restated Certificate of Incorporation of the Company, dated January 14, 2015, as amended by the Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated February 12, 2018.

3.2	Bylaws of the Company, as amended effective June 26, 2019 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated June 26, 2019.

4.1**	Description of Capital Stock

4.2
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

4.5
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 6, 2015.

4.6
Twelfth Supplemental Indenture, dated as of March 4, 2016, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2021 - Incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K, dated March 4, 2016.

4.7
Thirteenth Supplemental Indenture, dated as of January 20, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.125% Senior Notes due 2022- Incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K, dated January 20, 2017.

4.8
Fourteenth Supplemental Indenture, dated as of April 28, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2024 - Incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, dated April 28, 2017.

4.9
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.10
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

10.1*	Lennar Corporation 2016 Equity Incentive Plan - Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 2, 2016.

10.2*	Lennar Corporation 2016 Incentive Compensation Plan - Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 2, 2016.

10.3
Seventh Amended and Restated Credit Agreement, dated as of April 11, 2019, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as issuing lender and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 11, 2019.

10.4
Seventh Amended and Restated Guarantee Agreement, dated as of April 11, 2019, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 11, 2019.

10.5
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee -Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 19, 2015.

10.6*
Form of 2018 Restricted Stock Agreement for Stuart Miller, Rick Beckwitt and Jonathan Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 14, 2018.

10.7*	2019 Award Agreements for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 25, 2019.

10.8*
Form of 2019 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 25, 2019.

10.9*	2019 Award Agreements for Ms. Bessette, Mr. Sustana, Mr. McCall and Mr. Gross - Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 25, 2019.

21**	List of subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Rick Beckwitt.

31.2**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32**	Section 1350 Certifications of Rick Beckwitt and Diane Bessette.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2019, filed on January 27, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104***	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2019 was formatted in iXBRL.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Included in Exhibit 101.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ RICK BECKWITT
Rick Beckwitt
Chief Executive Officer and Director
Date:	January 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Rick Beckwitt	/S/ RICK BECKWITT
Chief Executive Officer and Director	Date:	January 27, 2020

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 27, 2020

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Controller	Date:	January 27, 2020

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 27, 2020

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 27, 2020

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 27, 2020

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 27, 2020

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
	Date:	January 27, 2020

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 27, 2020

Teri McClure	/S/ TERI MCCLURE
	Date:	January 27, 2020

Stuart Miller	/S/ STUART MILLER
	Date:	January 27, 2020

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 27, 2020

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 27, 2020

Scott Stowell	/S/ SCOTT STOWELL
	Date:	January 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2019 and 2018, and for each of the three years in the period ended November 30, 2019, and the Company's internal control over financial reporting as of November 30, 2019, and have issued our reports thereon dated January 27, 2020; such reports are included elsewhere in this Form 10K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Miami, Florida
January 27, 2020

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2019, 2018 and 2017

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2019
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$2,793	1,404	(344)	(474)	3,379
Allowance for loan losses and loans receivable	$6,154	485	—	(2,517)	4,122
Allowance against net deferred tax assets	$7,219	—	—	(2,878)	4,341
Year ended November 30, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$2,849	246	(156)	(146)	2,793
Allowance for loan losses and loans receivable	$3,192	2,177	3,890	(3,105)	6,154
Allowance against net deferred tax assets	$6,423	796	—	—	7,219
Year ended November 30, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$328	260	2,463	(202)	2,849
Allowance for loan losses and loans receivable	$33,575	32,850	(1)	(63,232)	3,192
Allowance against net deferred tax assets	$5,773	650	—	—	6,423