Form 10-Q
period 2020-02-29
LENNAR CORP /NEW/
filed 2020-04-07
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock outstanding as of February 29, 2020:
Class A 274,617,591
Class B 37,623,275

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	February 29,	November 30,
	2020 (1)	2019 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$784,950	1,200,832
Restricted cash	8,666	9,698
Receivables, net	311,817	329,124
Inventories:
Finished homes and construction in progress	10,110,009	9,195,721
Land and land under development	8,116,047	8,267,647
Consolidated inventory not owned	417,424	313,139
Total inventories	18,643,480	17,776,507
Investments in unconsolidated entities	946,716	1,009,035
Goodwill	3,442,359	3,442,359
Other assets	1,061,852	1,021,684
	25,199,840	24,789,239
Financial Services	2,375,564	3,006,024
Multifamily	1,113,903	1,068,831
Lennar Other	484,392	495,417
Total assets	$29,173,699	29,359,511

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

As of February 29, 2020, total assets include $1.2 billion related to consolidated VIEs of which $12.9 million is included in Homebuilding cash and cash equivalents, $0.1 million in Homebuilding receivables, net, $104.4 million in Homebuilding finished homes and construction in progress, $292.5 million in Homebuilding land and land under development, $406.1 million in Homebuilding consolidated inventory not owned, $2.7 million in Homebuilding investments in unconsolidated entities, $7.3 million in Homebuilding other assets, $259.9 million in Financial Services assets and $74.2 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	February 29,	November 30,
	2020 (2)	2019 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,180,708	1,069,179
Liabilities related to consolidated inventory not owned	365,284	260,266
Senior notes and other debts payable, net	8,115,498	7,776,638
Other liabilities	1,733,605	1,900,955
	11,395,095	11,007,038
Financial Services	1,358,723	2,056,450
Multifamily	201,992	232,155
Lennar Other	24,512	30,038
Total liabilities	12,980,322	13,325,681
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 29, 2020 and November 30, 2019 - 400,000,000 shares; Issued: February 29, 2020 - 298,018,470 shares and November 30, 2019 - 297,119,153 shares	29,802	29,712
Class B common stock of $0.10 par value; Authorized: February 29, 2020 and November 30, 2019 - 90,000,000 shares; Issued: February 29, 2020 - 39,443,101 shares and November 30, 2019 - 39,443,064 shares	3,944	3,944
Additional paid-in capital	8,609,944	8,578,219
Retained earnings	8,654,213	8,295,001
Treasury stock, at cost; February 29, 2020 - 23,400,879 shares of Class A common stock and 1,819,826 shares of Class B common stock; November 30, 2019 - 18,964,973 shares of Class A common stock and 1,704,630 shares of Class B common stock	(1,253,756)	(957,857)
Accumulated other comprehensive income	452	498
Total stockholders’ equity	16,044,599	15,949,517
Noncontrolling interests	148,778	84,313
Total equity	16,193,377	16,033,830
Total liabilities and equity	$29,173,699	29,359,511

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of February 29, 2020, total liabilities include $669.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $8.9 million is included in Homebuilding accounts payable, $353.5 million in Homebuilding liabilities related to consolidated inventory not owned, $68.3 million in Homebuilding senior notes and other debts payable, $8.9 million in Homebuilding other liabilities, $218.5 million in Financial Services liabilities and $11.3 million in Multifamily liabilities.
As of November 30, 2019, total liabilities include $549.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $13.7 million is included in Homebuilding accounts payable, $247.5 million in Homebuilding liabilities related to consolidated inventory not owned, $47.1 million in Homebuilding senior notes and other debt payable, $8.9 million in Homebuilding other liabilities, $231.1 million in Financial Services liabilities and $1.4 million in Multifamily liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019
Revenues:
Homebuilding	$4,172,116	3,623,721
Financial Services	198,661	143,311
Multifamily	132,617	97,394
Lennar Other	1,943	3,656
Total revenues	4,505,337	3,868,082
Costs and expenses:
Homebuilding	3,697,806	3,238,835
Financial Services	151,344	124,339
Multifamily	137,348	101,178
Lennar Other	2,574	1,622
Corporate general and administrative	86,847	79,343
Total costs and expenses	4,075,919	3,545,317
Homebuilding equity in loss from unconsolidated entities	(4,546)	(13,756)
Homebuilding other expense, net	(9,366)	(1,535)
Multifamily equity in earnings from unconsolidated entities and other gain	6,516	10,581
Lennar Other equity in earnings from unconsolidated entities	119	8,330
Lennar Other income (expense), net	1,411	(7,261)
Earnings before income taxes	423,552	319,124
Provision for income taxes	(32,329)	(79,700)
Net earnings (including net loss attributable to noncontrolling interests)	391,223	239,424
Less: Net loss attributable to noncontrolling interests	(7,229)	(486)
Net earnings attributable to Lennar	$398,452	239,910
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$(46)	208
Total other comprehensive income (loss), net of tax	$(46)	208
Total comprehensive income attributable to Lennar	$398,406	240,118
Total comprehensive loss attributable to noncontrolling interests	$(7,229)	(486)
Basic earnings per share	$1.27	0.74
Diluted earnings per share	$1.27	0.74

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$391,223	239,424
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,414	18,362
Amortization of discount/premium and accretion on debt, net	(6,943)	(7,048)
Equity in loss from unconsolidated entities	2,572	5,710
Distributions of earnings from unconsolidated entities	36,922	3,489
Share-based compensation expense	31,855	16,899
Deferred income tax expense	57,006	65,879
Gain on sale of other assets, operating properties and equipment and real estate owned	(2,910)	(938)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(4,661)	(10,865)
Gain on sale of Financial Services' businesses	—	(1,663)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	24,515	6,910
Changes in assets and liabilities:
Decrease in receivables	245,694	394,682
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(777,012)	(1,073,322)
(Increase) decrease in other assets	(121,506)	49,015
Decrease in loans held-for-sale	474,243	156,720
Increase (decrease) in accounts payable and other liabilities	11,564	(387,677)
Net cash provided by (used in) operating activities	382,976	(524,423)
Cash flows from investing activities:
Net additions of operating properties and equipment	(17,909)	(27,395)
Proceeds from the sale of operating properties and equipment and other assets	13,067	—
Proceeds from sale of investment in unconsolidated entity	—	17,790
Proceeds from sale of Financial Services' businesses	—	24,446
Investments in and contributions to unconsolidated entities	(78,607)	(133,917)
Distributions of capital from unconsolidated entities	86,324	70,080
Proceeds from sale of commercial mortgage-backed securities bonds	3,248	—
Decrease (increase) in Financial Services loans held-for-investment, net	2,733	(11,208)
Purchases of investment securities	(8,107)	(31,305)
Proceeds from maturities/sales of investments securities	10,753	9,442
Other receipts, net	1,677	4,079
Net cash provided by (used in) investing activities	$13,179	(77,988)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019
Cash flows from financing activities:
Net borrowings under revolving line of credit	$300,000	725,000
Net repayments under warehouse facilities	(755,602)	(508,655)
Proceeds from other borrowings	27,577	10,452
Principal payments on notes payable and other borrowings	(93,250)	(92,983)
Payments related to other liabilities	(5,480)	(447)
Receipts related to noncontrolling interests	88,913	8,348
Payments related to noncontrolling interests	(16,734)	(11,297)
Common stock:
Issuances	—	607
Repurchases	(295,988)	(49,143)
Dividends	(39,240)	(12,860)
Net cash (used in) provided by financing activities	$(789,804)	69,022
Net decrease in cash and cash equivalents and restricted cash	(393,649)	(533,389)
Cash and cash equivalents and restricted cash at beginning of period	1,468,691	1,595,978
Cash and cash equivalents and restricted cash at end of period	$1,075,042	1,062,589
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$793,616	865,426
Financial Services	260,606	166,751
Multifamily	15,790	13,594
Lennar Other	5,030	16,818
	$1,075,042	1,062,589
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$75,365	46,144
Non-cash contributions to unconsolidated entities	$13,859	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Operating properties and equipment and other assets	$(667)	51,603
Investments in unconsolidated entities	$—	(4,755)
Notes payable	$—	(36,110)
Other liabilities	$182	(1,844)
Noncontrolling interests	$485	(8,894)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities ("VIEs") (see Note 10 of the Notes to the Condensed Consolidated Financial Statements) in which Lennar Corporation is deemed to be the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 29, 2020 and November 30, 2019 included $502.2 million and $565.8 million, respectively, of cash held in escrow for approximately three days.
Share-based Payments
During the three months ended February 29, 2020, the Company granted employees 0.9 million nonvested shares. During the three months ended February 28, 2019, the Company granted employees an immaterial number of nonvested shares.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification determined whether the lease expense was recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company beginning December 1, 2019. The Company elected the available practical expedients on adoption. Additionally, in preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The standard did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) or our condensed consolidated statements of cash flows. As a result of the adoption, as of February 29, 2020, the Company has recorded $143.7 million of ROU assets and $150.8 million of lease liabilities on its condensed consolidated balance sheets within other assets and other liabilities of the respective segments.

(2)	Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. The Company's chief operating decision makers manage and assess the Company’s performance at a regional level. Therefore, the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, and determined that the following are its operating and reportable segments:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(1) Homebuilding East
(2) Homebuilding Central
(3) Homebuilding Texas
(4) Homebuilding West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	February 29, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$784,950	246,712	15,790	5,030	1,052,482
Restricted cash	8,666	13,894	—	—	22,560
Receivables, net (1)	311,817	281,941	80,319	—	674,077
Inventories	18,643,480	—	357,051	—	19,000,531
Loans held-for-sale (2)	—	1,170,696	—	—	1,170,696
Loans held-for-investment, net	—	70,763	—	—	70,763
Investments held-to-maturity	—	183,945	—	—	183,945
Investments available-for-sale (3)	—	7,922	—	53,402	61,324
Investments in unconsolidated entities	946,716	—	589,646	406,179	1,942,541
Goodwill	3,442,359	215,516	—	—	3,657,875
Other assets (4)	1,061,852	184,175	71,097	19,781	1,336,905
	$25,199,840	2,375,564	1,113,903	484,392	29,173,699
Liabilities:
Notes and other debts payable, net	$8,115,498	990,152	—	15,178	9,120,828
Other liabilities (5)	3,279,597	368,571	201,992	9,334	3,859,494
	$11,395,095	1,358,723	201,992	24,512	12,980,322

(In thousands)	November 30, 2019
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,200,832	234,113	8,711	2,340	1,445,996
Restricted cash	9,698	12,022	—	975	22,695
Receivables, net (1)	329,124	500,847	76,906	—	906,877
Inventories	17,776,507	—	315,107	—	18,091,614
Loans held-for-sale (2)	—	1,644,939	—	—	1,644,939
Loans held-for-investment, net	—	73,867	—	—	73,867
Investments held-to-maturity	—	190,289	—	54,117	244,406
Investments available-for-sale (3)	—	3,732	48,206	—	51,938
Investments in unconsolidated entities	1,009,035	—	561,190	403,688	1,973,913
Goodwill	3,442,359	215,516	—	—	3,657,875
Other assets (4)	1,021,684	130,699	58,711	34,297	1,245,391
	$24,789,239	3,006,024	1,068,831	495,417	29,359,511
Liabilities:
Notes and other debts payable, net	$7,776,638	1,745,755	36,125	15,178	9,573,696
Other liabilities (5)	3,230,400	310,695	196,030	14,860	3,751,985
	$11,007,038	2,056,450	232,155	30,038	13,325,681

(1)	Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of February 29, 2020 and November 30, 2019, respectively.

(2)	Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(4)
As of February 29, 2020 and November 30, 2019, Financial Services other assets included mortgage loan commitments carried at fair value of $31.2 million and $16.3 million, respectively, and mortgage servicing rights carried at fair value of $12.6 million and $24.7 million, respectively.

(5)
As of February 29, 2020 and November 30, 2019, Financial Services other liabilities included $62.0 million and $60.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of February 29, 2020 and November 30, 2019, Financial Services other liabilities also included forward contracts carried at fair value of $13.2 million and $3.9 million, respectively.

Financial information relating to the Company’s segments was as follows:

	Three Months Ended February 29, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$4,172,116	198,661	132,617	1,943	—	4,505,337
Operating earnings	460,398	47,317	1,785	899	—	510,399
Corporate general and administrative expenses	—	—	—	—	86,847	86,847
Earnings before income taxes	460,398	47,317	1,785	899	(86,847)	423,552

	Three Months Ended February 28, 2019
Revenues	$3,623,721	143,311	97,394	3,656	—	3,868,082
Operating earnings	369,595	18,972	6,797	3,103	—	398,467
Corporate general and administrative expenses	—	—	—	—	79,343	79,343
Earnings before income taxes	369,595	18,972	6,797	3,103	(79,343)	319,124

Homebuilding Segments
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
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)
Assets:	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at February 29, 2020	$6,867,299	2,779,966	2,388,579	11,083,548	1,141,924	938,524	25,199,840
Balance at November 30, 2019	$6,708,586	2,732,872	2,246,893	10,663,666	1,173,163	1,264,059	24,789,239

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended February 29, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,406,866	534,976	473,228	1,748,769	8,277	4,172,116
Operating earnings (loss)	175,005	29,472	53,073	224,907	(22,059)	460,398

	Three Months Ended February 28, 2019
Revenues	$1,226,814	435,067	418,517	1,540,896	2,427	3,623,721
Operating earnings (loss)	135,383	30,926	32,278	190,661	(19,653)	369,595

Financial Services
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its LMF Commercial business, formerly Rialto Mortgage Finance ("RMF"). The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.
At February 29, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
March 2020 (1)	$100,000
May 2020	300,000
June 2020	300,000
October 2020	500,000
Total - Residential facilities	$1,200,000
LMF Commercial facilities maturing
November 2020	$200,000
December 2020	650,000
December 2020 (two - one year extensions) (2)	50,000
Total - LMF Commercial facilities	$900,000
Total	$2,100,000

(1)	Subsequent to February 2020, the maturity date was extended to March 2021.

(2)
LMF Commercial uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of February 29, 2020.

The Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by a 75% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	February 29, 2020	November 30, 2019
Borrowings under the residential facilities	$674,848	$1,374,063
Collateral under the residential facilities	698,369	1,423,650
Borrowings under the LMF Commercial facilities	161,546	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2020	2019
Loan origination liabilities, beginning of period	$9,364	48,584
Provision for losses	776	673
Payments/settlements	(144)	(42,560)
Loan origination liabilities, end of period	$9,996	6,697

LMF Commercial - loans held-for-sale
During the three months ended February 29, 2020, LMF Commercial originated commercial loans with a total principal balance of $412.3 million, all of which were recorded as loans held-for-sale and sold $314.4 million of commercial loans into two separate securitizations. As of February 29, 2020 there were no unsettled transactions.
During the three months ended February 28, 2019, LMF Commercial originated commercial loans with a total principal balance of $270.1 million, all of which were recorded as loans held-for-sale, and sold $200.5 million of commercial loans into two separate securitizations.
Investments held-to-maturity
At February 29, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $165.3 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three months ended February 29, 2020 or February 28, 2019. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At February 29, 2020 and November 30, 2019, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $153.8 million and $154.7 million, respectively and interest is incurred at a rate of 3.4%.
Multifamily
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Lennar Other
Lennar Other primarily includes fund interests the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments retained after the sale of Rialto's asset and investment management platform, along with equity in earnings (loss) from the Rialto fund investments and strategic technology investments, and other income (expense), net from the remaining assets related to the Company's former Rialto segment.

(3)	Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
As of February 29, 2020 and November 30, 2019, the Company’s recorded investments in Homebuilding unconsolidated entities were $946.7 million and $1.0 billion, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of both February 29, 2020 and November 30, 2019 was $1.3 billion. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 29, 2020 and November 30, 2019, the carrying amount of the Company's FivePoint investment was $366.8 million and $374.0 million, respectively.
The Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.1 billion as of both February 29, 2020 and November 30, 2019, of which the Company's maximum recourse exposure was $4.9 million and $10.8 million as of February 29, 2020 and November 30, 2019, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral.
In connection with many of the loans to Homebuilding unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the development or construction of the improvements for which the financing was obtained. If the development or construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used.
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
As of both February 29, 2020 and November 30, 2019, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 29, 2020, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both February 29, 2020 and November 30, 2019, the fair value of the completion guarantees was immaterial. As of February 29, 2020 and November 30, 2019, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $979.5 million and $867.3 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. During the three months ended February 29, 2020 and February 28, 2019, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.8 million and $13.1 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three months ended February 29, 2020 and February 28, 2019, the Multifamily segment provided general contractor services, net of deferrals, totaling $93.9 million and $82.4 million, respectively, which were partially offset by costs related to those services of $90.2 million and $79.4 million, respectively.
The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 29, 2020 are included below:

	February 29, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$365,823	181,479
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,110,545	677,398
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	489,655	204,084
Lennar's remaining commitments	14,361	176,916
Distributions to Lennar during the three months ended February 29, 2020	5,646	—

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(4)	Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 29, 2020 and February 28, 2019:

		Three months ended February 29, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498	8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	391,223	—	—	—	—	—	398,452	(7,229)
Employee stock and directors plans	(7,424)	90	—	(130)	(7,384)	—	—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—	—	—
Amortization of restricted stock	31,855	—	—	31,855	—	—	—	—
Cash dividends	(39,240)	—	—	—	—	—	(39,240)	—
Receipts related to noncontrolling interests	88,913	—	—	—	—	—	—	88,913
Payments related to noncontrolling interests	(16,734)	—	—	—	—	—	—	(16,734)
Non-cash consolidations, net	(485)	—	—	—	—	—	—	(485)
Total other comprehensive loss, net of tax	(46)	—	—	—	—	(46)	—	—
Balance at February 29, 2020	$16,193,377	29,802	3,944	8,609,944	(1,253,756)	452	8,654,213	148,778

		Three months ended February 28, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)	6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	239,424	—	—	—	—	—	239,910	(486)
Employee stock and directors plans	(1,422)	2	—	725	(2,149)	—	—	—
Purchases of treasury stock	(46,998)	—	—	—	(46,998)	—	—	—
Amortization of restricted stock	16,899	—	—	16,899	—	—	—	—
Cash dividends	(12,860)	—	—	—	—	—	(12,860)	—
Receipts related to noncontrolling interests	8,348	—	—	—	—	—	—	8,348
Payments related to noncontrolling interests	(11,297)	—	—	—	—	—	—	(11,297)
Non-cash consolidations, net	8,894	—	—	—	—	—	—	8,894
Cumulative-effect of accounting change	9,542	—	—	—	—	—	9,542	—
Total other comprehensive earnings, net of tax	208	—	—	—	—	208	—	—
Balance at February 28, 2019	$14,893,695	29,501	3,944	8,514,301	(485,016)	(158)	6,724,242	106,881

On April 7, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on both its Class A and Class B common stock, payable on May 5, 2020 to holders of record at the close of business on April 21, 2020. On February 7, 2020, the Company paid cash dividends of $0.125 per share on both its Class A and Class B common stock to holders of record at the close of business on January 24, 2020, as declared by its Board of Directors on January 9, 2020. The Company approved and paid cash dividends of $0.04 per share on both its Class A and Class B common stock in each quarter for the year ended November 30, 2019.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks, under this program, for the three months ended February 29, 2020 and February 28, 2019:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Three Months Ended
	February 29, 2020		February 28, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	4,250,000	115,000	1,000,000	—
Principal	$282,274	$6,155	$46,998	$—
Average price per share	$66.42	$53.52	$46.98	$—

(5)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 29,	February 28,
(Dollars in thousands)	2020	2019
Provision for income taxes	$32,329	79,700
Effective tax rate (1)	7.5%	24.9%

(1)
For both the three months ended February 29, 2020 and February 28, 2019, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by solar tax credits. For the three months ended February 29, 2020, the effective tax rate also included a $69.2 million benefit due to Congress extending the new energy efficient home credit in December 2019.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands, except per share amounts)	2020	2019
Numerator:
Net earnings attributable to Lennar	$398,452	239,910
Less: distributed earnings allocated to nonvested shares	334	99
Less: undistributed earnings allocated to nonvested shares	4,092	1,860
Numerator for basic earnings per share	394,026	237,951
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	—	323
Numerator for diluted earnings per share	$394,026	237,628
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	311,213	321,339
Effect of dilutive securities:
Shared based payments	2	10
Denominator for diluted earnings per share - weighted average common shares outstanding	311,215	321,349
Basic earnings per share	$1.27	0.74
Diluted earnings per share	$1.27	0.74

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

For both the three months ended February 29, 2020 and February 28, 2019, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 29, 2020	November 30, 2019
Unsecured revolving credit facility	$300,000	—
6.625% senior notes due 2020	301,651	303,668
2.95% senior notes due 2020	299,566	299,421
8.375% senior notes due 2021	414,600	418,860
4.750% senior notes due 2021	499,088	498,893
6.25% senior notes due December 2021	308,994	310,252
4.125% senior notes due 2022	598,133	597,885
5.375% senior notes due 2022	257,484	258,198
4.750% senior notes due 2022	571,806	571,644
4.875% senior notes due December 2023	396,853	396,553
4.500% senior notes due 2024	646,984	646,802
5.875% senior notes due 2024	446,990	448,158
4.750% senior notes due 2025	497,669	497,558
5.25% senior notes due 2026	407,618	407,921
5.00% senior notes due 2027	352,796	352,892
4.75% senior notes due 2027	893,234	893,046
Mortgage notes on land and other debt	922,032	874,887
	$8,115,498	7,776,638

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $21.2 million and $22.9 million as of February 29, 2020 and November 30, 2019, respectively.
At February 29, 2020, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.45 billion with $50 million maturing in June 2020 and the balance due in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2019. Under the Credit Agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at February 29, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2020, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The company's letter of credit and surety bond facilities are described below:

	February 29, 2020	November 30, 2019
(In thousands)
Performance letters of credit	$739,944	715,793
Financial letters of credit	208,871	184,075
Surety bonds	2,966,393	2,946,167
Anticipated future costs related to site improvements related to performance surety bonds	1,440,444	1,427,145

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
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The activity in the Company’s warranty reserve, which are included in Homebuilding other liabilities was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2020	2019
Warranty reserve, beginning of the period	$294,138	319,109
Warranties issued	38,271	33,971
Adjustments to pre-existing warranties from changes in estimates (1)	5,904	(9,527)
Payments	(50,900)	(47,931)
Warranty reserve, end of period	$287,413	295,622

(1)
The adjustments to pre-existing warranties from changes in estimates during the three months ended February 29, 2020 and February 28 2019 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

(9)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 29, 2020 and November 30, 2019, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 29, 2020		November 30, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$70,763	67,266	73,867	69,708
Investments held-to-maturity	Level 3	$165,303	200,787	166,012	195,962
Investments held-to-maturity	Level 2	$18,642	18,680	24,277	24,257
Lennar Other:
Investments held-to-maturity	Level 3	$—	—	54,117	56,415
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$8,115,498	8,535,225	7,776,638	8,144,632
Financial Services notes and other debts payable, net	Level 2	$990,152	992,011	1,745,755	1,745,782
Multifamily note payable, net	Level 2	$—	—	36,125	36,125
Lennar Other notes and other debts payable, net	Level 2	$15,178	15,178	15,178	15,178

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
Lennar Other—The fair value for investments held-to-maturity is based on discounted cash flow. For notes payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at February 29, 2020	Fair Value at November 30, 2019
Financial Services Assets:
Residential loans held-for-sale (1)	Level 2	$870,294	1,447,715
LMF Commercial loans held-for-sale (2)	Level 3	$300,402	197,224
Mortgage servicing rights	Level 3	$12,576	24,679
Lennar Other:
Investments available-for-sale	Level 3	$53,402	—

(1)
The aggregate fair value of residential loans held-for-sale of $870.3 million at February 29, 2020 exceeded their aggregate principal balance of $835.6 million by $34.7 million. The aggregate fair value of residential loans held-for-sale of $1.4 billion at November 30, 2019 exceeded their aggregate principal balance of $1.4 billion by $42.2 million.

(2)
The aggregate fair value of LMF Commercial loans held-for-sale of $300.4 million at February 29, 2020 exceeded their aggregate principal balance of $294.1 million by $6.4 million. The aggregate fair value of LMF Commercial loans held-for-sale of $197.2 million at November 30, 2019 exceeded their aggregate principal balance of $196.3 million by $0.9 million.

Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services’ loans held-for-sale as of February 29, 2020 and November 30, 2019. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Mortgage servicing rights - Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates and are noted below:

Three Months Ended
February 29, 2020
Unobservable inputs
Mortgage prepayment rate	21%
Discount rate	13%
Delinquency rate	9%

Lennar Other investments available-for-sale - The fair value of investments available-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads.
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2020	2019
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(7,493)	(10,120)
Mortgage loan commitments	14,895	(259)
Forward contracts	(9,361)	8,853
Changes in fair value included in other comprehensive income (loss), net of tax:
Financial Services investments available-for-sale	(46)	208

Interest on Financial Services loans held-for-sale and LMF Commercial loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 29, 2020		February 28, 2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$24,679	197,224	37,206	61,691
Purchases/loan originations	746	412,250	1,586	270,123
Sales/loan originations sold, including those not settled	—	(314,439)	—	(200,588)
Disposals/settlements	(1,289)	—	(908)	—
Changes in fair value (1)	(11,560)	5,601	(2,436)	(486)
Interest and principal paydowns	—	(234)	—	302
Ending balance	$12,576	300,402	35,448	131,042

(1)	Changes in fair value for LMF Commercial loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended
		February 29, 2020			February 28, 2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$73,006	59,284	(13,722)	—	—	—
Land and land under development (1)	Level 3	$22,453	11,660	(10,793)	6,954	3,001	(3,953)

(1)	Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2019.
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
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2019. On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of February 29, 2020 and February 28, 2019, there were 1,253 and 1,287 active communities, excluding unconsolidated entities, respectively. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

		Communities with valuation adjustments
	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
Three Months Ended
February 29, 2020	33	6	$45,123	$19,944
February 28, 2019	54	—	—	—

The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the three months ended February 29, 2020:

	Three Months Ended
	February 29, 2020
Unobservable inputs	Range
Average selling price	$201,000	-	$970,000
Absorption rate per quarter (homes)	3	-	15
Discount rate	20%

(10)	Variable Interest Entities
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the three months ended February 29, 2020. Based on the Company's evaluation, the Company consolidated one entity that had a total assets and liabilities of $49.4 million and $0.9 million, respectively and deconsolidated an entity that had an immaterial amount of assets and liabilities.
The carrying amount of our consolidated VIE's assets and non-recourse liabilities are disclosed in the footnote to the condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
Unconsolidated VIEs
At February 29, 2020 and November 30, 2019, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	February 29, 2020		November 30, 2019
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)
Homebuilding	$78,213	78,379	80,939	81,118
Multifamily (2)	556,271	757,902	533,018	768,651
Financial Services	165,303	165,303	166,012	166,012
Lennar Other	6,765	6,765	60,882	60,882
	$806,552	1,008,349	840,851	1,076,663

(1)	Limited to investments in unconsolidated VIEs, except as noted below.

(2)
As of February 29, 2020 and November 30, 2019, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $191.3 million and $224.2 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.

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
During the three months ended February 29, 2020, consolidated inventory not owned increased by $104.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2020. The increase was primarily related to the consolidation of option contracts, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 29, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $306.0 million and $320.5 million at February 29, 2020 and November 30, 2019, respectively. Additionally, for both periods, the Company had posted $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 29, 2020 and November 30, 2019, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(11)Commitments and Contingent Liabilities
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
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes leases expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and right-of-use lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional information about the Company's leases:

(Dollars in thousands)	February 29, 2020
Right-of-use assets	$143,690
Lease liabilities	$150,779
Weighted-average remaining lease term (in years)	3.4
Weighted-average discount rate	3.1%

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at February 29, 2020 were as follows:

(Dollars in thousands)	Lease Payments
2020	$30,818
2021	38,278
2022	29,061
2023	21,754
2024	15,311
2025 and thereafter	28,550
Total future minimum lease payments (1)	$163,772
Less: Interest (2)	12,993
Present value of lease liabilities (2)	$150,779

(1)
Total future minimum lease payments exclude variable lease costs of $13.4 million and short-term lease costs of $2.8 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of February 29, 2020, the minimum lease payments for these leases that have not yet commenced were immaterial.

(2)
The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of February 29, 2020, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 3.4 years and 3.1%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within other liabilities.

Rental expense for the three months ended February 29, 2020, was $20.7 million. Payments on lease liabilities during the three months ended February 29, 2020 totaled $17.4 million. Rental expense includes costs for all leases. On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the three months ended February 29, 2020, the Company had an immaterial amount of sublease income.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(12)	New Accounting Pronouncements
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

(13)	Supplemental Financial Information
The indentures governing the Company’s senior notes require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 29, 2020 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to the Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at February 29, 2020 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Balance Sheet
February 29, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$392,022	696,826	16,585	—	1,105,433
Inventories	—	18,246,920	396,560	—	18,643,480
Investments in unconsolidated entities	—	944,034	2,682	—	946,716
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	380,047	485,196	234,863	(38,254)	1,061,852
Investments in subsidiaries	10,274,276	41,304	—	(10,315,580)	—
Intercompany	12,879,536	—	—	(12,879,536)	—
	23,925,881	23,856,639	650,690	(23,233,370)	25,199,840
Financial Services	—	259,786	2,116,789	(1,011)	2,375,564
Multifamily	—	—	1,113,903	—	1,113,903
Lennar Other	—	183,265	308,030	(6,903)	484,392
Total assets	$23,925,881	24,299,690	4,189,412	(23,241,284)	29,173,699
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$751,475	1,894,224	314,782	(46,168)	2,914,313
Liabilities related to consolidated inventory not owned	—	365,284	—	—	365,284
Senior notes and other debts payable	7,129,807	917,408	68,283	—	8,115,498
Intercompany	—	10,722,529	2,157,007	(12,879,536)	—
	7,881,282	13,899,445	2,540,072	(12,925,704)	11,395,095
Financial Services	—	42,628	1,316,095	—	1,358,723
Multifamily	—	—	201,992	—	201,992
Lennar Other	—	—	24,512	—	24,512
Total liabilities	7,881,282	13,942,073	4,082,671	(12,925,704)	12,980,322
Total stockholders’ equity	16,044,599	10,357,617	(42,037)	(10,315,580)	16,044,599
Noncontrolling interests	—	—	148,778	—	148,778
Total equity	16,044,599	10,357,617	106,741	(10,315,580)	16,193,377
Total liabilities and equity	$23,925,881	24,299,690	4,189,412	(23,241,284)	29,173,699

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Balance Sheet
November 30, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$722,172	794,588	22,894	—	1,539,654
Inventories	—	17,396,139	380,368	—	17,776,507
Investments in unconsolidated entities	—	1,006,541	2,494	—	1,009,035
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	344,941	500,356	217,607	(41,220)	1,021,684
Investments in subsidiaries	10,453,165	26,773	—	(10,479,938)	—
Intercompany	12,027,996	—	—	(12,027,996)	—
	23,548,274	23,166,756	623,363	(22,549,154)	24,789,239
Financial Services	—	275,812	2,731,285	(1,073)	3,006,024
Multifamily	—	—	1,068,831	—	1,068,831
Lennar Other	—	158,194	339,988	(2,765)	495,417
Total assets	$23,548,274	23,600,762	4,763,467	(22,552,992)	29,359,511
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$760,981	1,935,366	318,845	(45,058)	2,970,134
Liabilities related to consolidated inventory not owned	—	260,266	—	—	260,266
Senior notes and other debts payable	6,837,776	885,783	53,079	—	7,776,638
Intercompany	—	10,122,374	1,905,622	(12,027,996)	—
	7,598,757	13,203,789	2,277,546	(12,073,054)	11,007,038
Financial Services	—	40,235	2,016,215	—	2,056,450
Multifamily	—	—	232,155	—	232,155
Lennar Other	—	—	30,038	—	30,038
Total liabilities	7,598,757	13,244,024	4,555,954	(12,073,054)	13,325,681
Total stockholders’ equity	15,949,517	10,356,738	123,200	(10,479,938)	15,949,517
Noncontrolling interests	—	—	84,313	—	84,313
Total equity	15,949,517	10,356,738	207,513	(10,479,938)	16,033,830
Total liabilities and equity	$23,548,274	23,600,762	4,763,467	(22,552,992)	29,359,511

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended February 29, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	4,156,143	15,973	—	4,172,116
Financial Services	—	28,994	175,653	(5,986)	198,661
Multifamily	—	—	132,617	—	132,617
Lennar Other	—	—	1,943	—	1,943
Total revenues	—	4,185,137	326,186	(5,986)	4,505,337
Cost and expenses:
Homebuilding	—	3,684,697	17,343	(4,234)	3,697,806
Financial Services	—	16,453	137,551	(2,660)	151,344
Multifamily	—	—	137,348	—	137,348
Lennar Other	—	—	2,574	—	2,574
Corporate general and administrative	84,010	1,572	—	1,265	86,847
Total costs and expenses	84,010	3,702,722	294,816	(5,629)	4,075,919
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(4,734)	188	—	(4,546)
Homebuilding other income (expense), net	(357)	(11,048)	1,682	357	(9,366)
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	6,516	—	6,516
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(4,930)	5,049	—	119
Lennar Other income, net	—	—	1,411	—	1,411
Earnings (loss) before income taxes	(84,367)	461,703	46,216	—	423,552
Benefit (provision) for income taxes	6,328	(25,837)	(12,820)	—	(32,329)
Equity in earnings from subsidiaries	476,491	24,705	—	(501,196)	—
Net earnings (including net loss attributable to noncontrolling interests)	398,452	460,571	33,396	(501,196)	391,223
Less: Net loss attributable to noncontrolling interests	—	—	(7,229)	—	(7,229)
Net earnings attributable to Lennar	$398,452	460,571	40,625	(501,196)	398,452
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(46)	—	(46)
Total other comprehensive loss, net of tax	$—	—	(46)	—	(46)
Total comprehensive income attributable to Lennar	$398,452	460,571	40,579	(501,196)	398,406
Total comprehensive loss attributable to noncontrolling interests	$—	—	(7,229)	—	(7,229)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended February 28, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	3,614,041	9,680	—	3,623,721
Financial Services	—	48,917	99,249	(4,855)	143,311
Multifamily	—	—	97,394	—	97,394
Lennar Other	—	—	3,656	—	3,656
Total revenues	—	3,662,958	209,979	(4,855)	3,868,082
Cost and expenses:
Homebuilding	—	3,225,929	12,307	599	3,238,835
Financial Services	—	38,378	92,268	(6,307)	124,339
Multifamily	—	—	101,178	—	101,178
Lennar Other	—	—	1,622	—	1,622
Corporate general and administrative	77,529	549	—	1,265	79,343
Total costs and expenses	77,529	3,264,856	207,375	(4,443)	3,545,317
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(13,951)	195	—	(13,756)
Homebuilding other income (expense), net	(408)	(2,396)	857	412	(1,535)
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	10,581	—	10,581
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(3,346)	11,676	—	8,330
Lennar Other expense, net	—	—	(7,261)	—	(7,261)
Earnings (loss) before income taxes	(77,937)	378,409	18,652	—	319,124
Benefit (provision) for income taxes	19,437	(93,839)	(5,298)	—	(79,700)
Equity in earnings from subsidiaries	298,410	4,773	—	(303,183)	—
Net earnings (including net loss attributable to noncontrolling interests)	239,910	289,343	13,354	(303,183)	239,424
Less: Net loss attributable to noncontrolling interests	—	—	(486)	—	(486)
Net earnings attributable to Lennar	$239,910	289,343	13,840	(303,183)	239,910
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	208	—	208
Total other comprehensive income, net of tax	$—	—	208	—	208
Total comprehensive income attributable to Lennar	$239,910	289,343	14,048	(303,183)	240,118
Total comprehensive loss attributable to noncontrolling interests	$—	—	(486)	—	(486)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 29, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$398,452	460,571	33,396	(501,196)	391,223
Distributions of earnings from guarantor and non-guarantor subsidiaries	501,196	—	—	(501,196)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(514,919)	(686,494)	691,970	501,196	(8,247)
Net cash provided by (used in) operating activities	384,729	(225,923)	725,366	(501,196)	382,976
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(1,178)	8,895	—	7,717
Proceeds from the sales of operating properties and equipment and other assets	—	13,067	—	—	13,067
Other	(330)	913	(8,188)	—	(7,605)
Intercompany	(672,022)	—	—	672,022	—
Net cash provided by (used in) investing activities	(672,352)	12,802	707	672,022	13,179
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	300,000	—	—	—	300,000
Net repayments under warehouse facilities	—	—	(755,602)	—	(755,602)
Net repayments on other borrowings, other liabilities, and other notes payable	—	(55,580)	(15,573)	—	(71,153)
Net receipts related to noncontrolling interests	—	—	72,179	—	72,179
Common stock:
Repurchases	(295,988)	—	—	—	(295,988)
Dividends	(39,240)	(460,571)	(40,625)	501,196	(39,240)
Intercompany	—	605,744	66,278	(672,022)	—
Net cash provided by (used in) financing activities	(35,228)	89,593	(673,343)	(170,826)	(789,804)
Net increase (decrease) in cash and cash equivalents and restricted cash	(322,851)	(123,528)	52,730	—	(393,649)
Cash and cash equivalents and restricted cash at beginning of period	713,828	532,304	222,559	—	1,468,691
Cash and cash equivalents and restricted cash at end of period	$390,977	408,776	275,289	—	1,075,042

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$239,910	289,343	13,354	(303,183)	239,424
Distributions of earnings from guarantor and non-guarantor subsidiaries	298,410	4,773	—	(303,183)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(339,730)	(1,082,776)	355,476	303,183	(763,847)
Net cash provided by (used in) operating activities	198,590	(788,660)	368,830	(303,183)	(524,423)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(60,660)	(3,177)	—	(63,837)
Proceeds from sales of real estate owned	—	—	2,696	—	2,696
Proceeds from sale of investment in unconsolidated entity	—	—	17,790	—	17,790
Proceeds from sales of Financial Services retail mortgage and real estate brokerage business	—	21,517	2,929	—	24,446
Other	(8,411)	(15,686)	(34,986)	—	(59,083)
Intercompany	(1,121,791)	—	—	1,121,791	—
Net cash used in investing activities	(1,130,202)	(54,829)	(14,748)	1,121,791	(77,988)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	725,000	—	—	—	725,000
Net borrowings (repayments) under warehouse facilities	—	5,801	(514,456)	—	(508,655)
Net payments on other borrowings, other liabilities, and other notes payable	—	(79,281)	(3,697)	—	(82,978)
Net payments related to noncontrolling interests	—	—	(2,949)	—	(2,949)
Common stock:
Issuances	607	—	—	—	607
Repurchases	(49,143)	—	—	—	(49,143)
Dividends	(12,860)	(289,343)	(13,840)	303,183	(12,860)
Intercompany	—	973,489	148,302	(1,121,791)	—
Net cash provided by (used in) financing activities	663,604	610,666	(386,640)	(818,608)	69,022
Net decrease in cash and cash equivalents and restricted cash	(268,008)	(232,823)	(32,558)	—	(533,389)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,968	249,316	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$356,686	489,145	216,758	—	1,062,589

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(14)	Subsequent Event
Subsequent to February 29, 2020, the United States has been severely impacted by a coronavirus (COVID-19) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted activities in large segments of the economy. Presently, certain markets in which we do business have stopped our construction and sales of homes. Although we continue to build and sell homes in our other markets, traffic in our Welcome Home Centers and sales have slowed significantly. While the extent to which COVID-19 impacts our results will depend on future developments, the outbreak and associated economic impacts could result in a material impact to the Company's future financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2019.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the negative impact of the coronavirus (COVID-19) outbreak on our financial position and ability to continue our Homebuilding or Multifamily development activities at normal levels or at all in affected regions; the duration, impact and severity of the COVID-19 outbreak; an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors related to COVID-19 force us to delay or terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2019 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
The United States economy in general and our business specifically have been dramatically affected by the coronavirus (COVID-19) pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and hygiene of our associates, customers, suppliers and others with whom we partner in our business activities. Subject to that and through the use of appropriate risk mitigation and safety practices, we are doing everything we can to continue our business operations in this unprecedented business environment in which we find ourselves. Part of our strategy includes accelerating various technology initiatives to accommodate our safety first mandate and to continue our business in these difficult times.
Subsequent to our first quarter earnings call, a number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required non-essential businesses to close. Some states designated residential homebuilding as an essential business activity. However, several states and municipalities did not include residential construction as an essential business and required that construction cease. Late in March, the United States Department of Homeland Security added construction to its list of critical infrastructure activities, though this is not binding on state and local governments.
Presently, certain markets in which we do business have stopped our construction and sales of homes. While we continue to build and sell homes in our other markets, traffic in our Welcome Home Centers and sales have slowed significantly. With a near shutdown of large portions of our national economy, we expect sales to continue to slow, even while we maintain and innovate our sales, construction and closing operations. In response to these rapidly changing market conditions, we are taking all appropriate steps to reduce construction costs, SG&A expenses and other cash outflows.
While we have a strong liquidity position as of February 29, 2020 with $785 million of cash and $2.1 billion of unused committed capacity under our revolving credit facility, we are taking steps to maximize positive cash flow, in case a lack of liquidity in the economy resulting from the responses to the COVID-19 pandemic limits our access to third party funding. We are doing this by limiting cash expenditures as much as possible, including working collaboratively through our strong relationships with national, regional and local developers to extend the closing date of our land purchases and defer land development activities.
Our mortgage lending operations have not yet experienced a significant slowdown in loan originations as a result of the COVID-19 pandemic. However, a material reduction in our home sales would significantly reduce our residential mortgage lending activities. To the extent we are able to continue originating residential mortgage loans, we expect to be able to continue selling them into the secondary mortgage market.
We do not know to what extent the financial effects of the responses to the COVID-19 pandemic will impact the demand for commercial mortgage loans of the type we originate, but they are likely to make it more difficult for us to sell loans we originate into securitization vehicles. This could require us to reduce our commercial mortgage lending even if demand is not adversely affected. If the COVID-19 pandemic continues to curtail economic activity for a substantial period, it is likely to lead to rent arrearages by tenants in multifamily residential buildings in which our Multifamily segment has investments. All of our other business activities are likely to be affected by COVID-19 related reductions in economic activity.
Nobody knows the total effects the COVID-19 pandemic will have on the economy during the remainder of 2020. Our senior management team is monitoring its impact on a daily basis and will continue to adjust our operations as necessary.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns as noted in the Outlook section above.
Our net earnings attributable to Lennar were $398.5 million, or $1.27 per diluted share ($1.27 per basic share), in the first quarter of 2020, compared to net earnings attributable to Lennar of $239.9 million, or $0.74 per diluted share ($0.74 per basic share), in the first quarter of 2019.

Financial information relating to our operations was as follows:

	Three Months Ended February 29, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,140,767	—	—	—	—	4,140,767
Sales of land	26,867	—	—	—	—	26,867
Other revenues	4,482	198,661	132,617	1,943	—	337,703
Total revenues	4,172,116	198,661	132,617	1,943	—	4,505,337
Costs and expenses:
Costs of homes sold	3,291,779	—	—	—	—	3,291,779
Costs of land sold	27,135	—	—	—	—	27,135
Selling, general and administrative expenses	378,892	—	—	—	—	378,892
Other costs and expenses	—	151,344	137,348	2,574	—	291,266
Total costs and expenses	3,697,806	151,344	137,348	2,574	—	3,989,072
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(4,546)	—	6,516	119	—	2,089
Other income (expense), net	(9,366)	—	—	1,411	—	(7,955)
Operating earnings	$460,398	47,317	1,785	899	—	510,399
Corporate general and administrative expenses	—	—	—	—	86,847	86,847
Earnings before income taxes	$460,398	47,317	1,785	899	(86,847)	423,552

	Three Months Ended February 28, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$3,608,129	—	—	—	—	3,608,129
Sales of land	13,783	—	—	—	—	13,783
Other revenues	1,809	143,311	97,394	3,656	—	246,170
Total revenues	3,623,721	143,311	97,394	3,656	—	3,868,082
Homebuilding costs and expenses:
Costs of homes sold	2,882,050	—	—	—	—	2,882,050
Costs of land sold	13,526	—	—	—	—	13,526
Selling, general and administrative	343,259	—	—	—	—	343,259
Other costs and expenses	—	124,339	101,178	1,622		227,139
Total costs and expenses	3,238,835	124,339	101,178	1,622	—	3,465,974
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(13,756)	—	10,581	8,330	—	5,155
Other expense, net	(1,535)	—	—	(7,261)	—	(8,796)
Operating earnings	$369,595	18,972	6,797	3,103	—	398,467
Corporate general and administrative expenses	—	—	—	—	79,343	79,343
Earnings before income taxes	$369,595	18,972	6,797	3,103	(79,343)	319,124

Three Months Ended February 29, 2020 versus Three Months Ended February 28, 2019
Revenues from home sales increased 15% in the first quarter of 2020 to $4.1 billion from $3.6 billion in the first quarter of 2019. Revenues were higher primarily due to a 17% increase in the number of home deliveries, excluding unconsolidated entities, partially offset by a 2% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 10,313 homes in the first quarter of 2020 from 8,802 homes in the first quarter of 2019, as a result of an increase in home deliveries in all homebuilding segments. The average sales price of homes delivered was $402,000 in the first quarter of 2020, compared to $410,000 in the first quarter of 2019. The decrease in average sales price primarily resulted from a continuing to shift to lower-priced communities.
Gross margin on home sales were $849.0 million, or 20.5%, in the first quarter of 2020, compared to $726.1 million, or 20.1% in the first quarter of 2019. The gross margin percentage on home sales increased primarily due to our focus on reducing construction costs.
Selling, general and administrative expenses were $378.9 million in the first quarter of 2020, compared to $343.3 million in the first quarter of 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 9.2% in the first quarter of 2020, from 9.5% in the first quarter of 2019, due to improved operating leverage primarily as a result of an increase in home deliveries.
Operating earnings for the Financial Services segment were $58.2 million in the first quarter of 2020 (which included $47.3 million of operating earnings and an add back of $10.9 million of net loss attributable to noncontrolling interests) compared to $21.8 million in the first quarter of 2019 (which included $19.0 million of operating earnings and an add back of $2.8 million of net loss attributable to noncontrolling interests). Operating earnings increased due to an improvement in the mortgage business as a result of an increase in volume and margin, as well as reductions in loan origination costs driven in part by technology initiatives. Additionally, operating earnings of our title business increased primarily due to an increase in volume.
Operating earnings for the Multifamily segment were $1.8 million in the first quarter of 2020 (which included $0.1 million of net earnings attributable to noncontrolling interests), compared to $6.8 million in the first quarter of 2019. Operating earnings for the Lennar Other segment were $0.9 million in the first quarter of 2020, compared to $3.1 million in the first quarter of 2019 (which included $0.1 million of net earnings attributable to noncontrolling interests).
For the three months ended February 29, 2020 and February 28, 2019, we had a tax provision of $32.3 million and $79.7 million, respectively and our overall effective income tax rate of 7.5% and 24.9%, respectively. The reduction in the overall effective income tax rate is primarily due to the extension of the new energy efficient home tax credit during the first quarter of 2020.
Homebuilding Segments
At February 29, 2020, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 29, 2020
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,402,672	1,085,109	22.6%	$181,295	(743)	1,683	359	(7,589)	175,005
Central	534,746	453,391	15.2%	27,934	(635)	230	553	1,390	29,472
Texas	463,796	360,273	22.3%	53,127	1,673	517	203	(2,447)	53,073
West	1,731,514	1,379,291	20.3%	218,507	(563)	1,814	3,940	1,209	224,907
Other (2)	8,039	13,715	(70.6)%	(10,767)	—	238	(9,601)	(1,929)	(22,059)
Totals	$4,140,767	3,291,779	20.5%	$470,096	(268)	4,482	(4,546)	(9,366)	460,398

	Three Months Ended February 28, 2019
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,222,644	969,866	20.7%	$134,286	2,372	609	(99)	(1,785)	135,383
Central	433,125	358,361	17.3%	30,065	403	164	69	225	30,926
Texas	412,430	332,103	19.5%	31,989	1,464	54	(120)	(1,109)	32,278
West	1,537,503	1,216,746	20.9%	193,896	(3,981)	982	(311)	75	190,661
Other (2)	2,427	4,974	(104.9)%	(7,416)	(1)	—	(13,295)	1,059	(19,653)
Totals	$3,608,129	2,882,050	20.1%	$382,820	257	1,809	(13,756)	(1,535)	369,595

(1)	Net margins on sales of homes include selling, general and administrative expenses.

(2)	Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without any sales of homes revenue.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019	2020	2019
East	4,065	3,612	$1,405,667	1,226,435	$346,000	340,000
Central	1,366	1,124	534,746	433,125	391,000	385,000
Texas	1,577	1,251	463,796	412,429	294,000	330,000
West	3,304	2,825	1,731,514	1,537,503	524,000	544,000
Other	9	8	8,039	7,758	893,000	970,000
Total	10,321	8,820	$4,143,762	3,617,250	$401,000	410,000
Of the total homes delivered listed above, eight homes with a dollar value of $3.0 million and an average sales price of $374,000 represent home deliveries from unconsolidated entities for the three months ended February 29, 2020, compared to 18 home deliveries with a dollar value of $9.1 million and an average sales price of $507,000 for the three months ended February 28, 2019.

New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019	2020	2019	2020	2019
East	424	447	4,625	4,493	$1,597,298	1,521,431	$345,000	339,000
Central	243	248	1,773	1,422	695,498	537,596	392,000	378,000
Texas	236	245	1,999	1,424	573,079	456,959	287,000	321,000
West	352	348	3,965	3,112	2,125,632	1,629,814	536,000	524,000
Other	3	4	14	12	13,581	11,313	970,000	943,000
Total	1,258	1,292	12,376	10,463	$5,005,088	4,157,113	$404,000	397,000
Of the total new orders listed above, 26 homes with a dollar value of $8.1 million and an average sales price of $310,000 represent new orders in five active communities from unconsolidated entities for the three months ended February 29, 2020, compared to 15 new orders with a dollar value of $9.7 million and an average sales price of $647,000 in five active communities for the three months ended February 28, 2019.

(1)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 29, 2020 and February 28, 2019.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2020	2018	2020	2019	2020	2019
East	7,387	7,956	$2,640,129	2,817,706	$357,000	354,000
Central	2,420	2,284	982,589	894,724	406,000	392,000
Texas	2,592	2,321	822,620	805,250	317,000	347,000
West	5,219	4,688	2,702,535	2,579,762	518,000	550,000
Other	14	10	13,995	12,543	1,000,000	1,254,000
Total	17,632	17,259	$7,161,868	7,109,985	$406,000	412,000
Of the total homes in backlog listed above, 49 homes with a backlog dollar value of $15.2 million and an average sales price of $311,000 represent the backlog from unconsolidated entities at February 29, 2020, compared to 14 homes with a backlog dollar value of $7.7 million and an average sales price of $552,000 at February 28, 2019.
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
Three Months Ended February 29, 2020 versus Three Months Ended February 28, 2019
Homebuilding East: Revenues from home sales increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in Florida and New Jersey, partially offset by a decrease in the number of home deliveries and the average sales price of homes delivered in the Carolinas and Pennsylvania. The increase in the number of home deliveries in Florida and New Jersey was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in the Carolinas and Pennsylvania was primarily due to a decrease in active communities. The increase in the average sales price of homes delivered in Florida and New Jersey was primarily driven by a change in product mix due to a higher percentage of deliveries in higher-priced communities. The decrease in the average sales price of homes delivered in the Carolinas and Pennsylvania was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the first quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs and a slight increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. Gross margin percentage on home deliveries in the first quarter of 2020 decreased compared to the same period last year primarily due to impairments taken in a few communities during first quarter of 2020.

Homebuilding Texas: Revenues from home sales increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the first quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in the number of home deliveries in all states of the segment except Oregon and Utah, partially offset by a decrease in the average sales price of homes delivered in all states of the segment except Utah. The increase in the number of home deliveries in all states of the segment except Oregon and Utah was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Oregon and Utah was primarily due to timing of the opening and closing of communities. The decrease in the average sales price of homes delivered in all states of the segment except Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. The increase in the average sales price of homes delivered in Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in higher-priced communities. Gross margin percentage on home deliveries in the first quarter of 2020 decreased compared to the same period last year primarily due to a decrease in the average sales price of homes delivered, partially offset by a reduction in our construction costs.
Financial Services Segment
Our Financial Services reportable segment provides mortgage financing, title and closing services primarily for buyers of our homes. The segment also originates and sells into securitizations commercial mortgage loans through its LMF Commercial business. Our Financial Services segment sells substantially all of the residential loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Three Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019
Dollar value of mortgages originated	$2,221,000	1,937,000
Number of mortgages originated	6,900	6,200
Mortgage capture rate of Lennar homebuyers	77%	73%
Number of title and closing service transactions	11,200	14,600
At February 29, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $165.3 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. Our Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
LMF Commercial
LMF Commercial originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the three months ended February 29, 2020, LMF Commercial originated commercial loans with a total principal balance of $412.3 million, all of which were recorded as loans held-for-sale and sold $314.4 million of commercial loans into two separate securitizations. As of November 30, 2019, there were no unsettled transactions.
During the three months ended February 28, 2019, LMF Commercial originated commercial loans with a total principal balance of $270.1 million, all of which were recorded as loans held-for-sale, and sold $200.5 million of loans into two separate securitizations.

Multifamily Segment
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets	February 29, 2020	November 30, 2019
(Dollars in thousands)
Multifamily investments in unconsolidated entities	$589,646	561,190
Lennar's net investment in Multifamily	868,302	829,537

Statement of Operations	Three Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019
Number of operating properties/investments sold through joint ventures	2	2
Lennar's share of gains on the sale of operating properties/investments	$3,000	15,500
(2) Financial Condition and Capital Resources
At February 29, 2020, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.1 billion, compared to $1.5 billion at November 30, 2019 and $1.1 billion at February 28, 2019.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the three months ended February 29, 2020 and February 28, 2019, cash provided by (used in) operating activities totaled $383.0 million and ($524.4) million, respectively. During the three months ended February 29, 2020, cash provided by operating activities was impacted primarily by our net earnings, a decrease in receivables of $245.7 million and a decrease in loans held-for-sale of $474.2 million primarily related to the sale of loans originated by Financial Services, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $777.0 million and increase in other assets of $121.5 million.
During the three months ended February 28, 2019, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $1.1 billion, and a decrease in accounts payable and other liabilities of $387.7 million. This was partially offset by our net earnings, a decrease in receivables of $394.7 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid, and a decrease in loans held-for-sale of $156.7 million.
Investing Cash Flow Activities
During the three months ended February 29, 2020 and February 28, 2019, cash provided by (used in) investing activities totaled $13.2 million and ($78.0) million, respectively. During the three months ended February 29, 2020, our cash provided by investing activities was primarily due to distributions of capital from unconsolidated entities of $86.3 million, which primarily included (1) $17.1 million from Multifamily unconsolidated entities, (2) $27.8 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment and (3) $41.4 million from Homebuilding unconsolidated entities. This was partially offset by net additions to operating properties and equipment of $17.9 million and cash contributions of $78.6 million to unconsolidated entities, which included (1) $12.6 million to Homebuilding unconsolidated entities, (2) $35.8 million to Multifamily unconsolidated entities, and (3) $30.2 million to the strategic technology investments included in the Lennar Other segment.
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

Financing Cash Flow Activities
During the three months ended February 29, 2020 and February 28, 2019, cash (used in) provided by financing activities totaled ($789.8) million and $69.0 million, respectively. During the three months ended February 29, 2020, cash used in financing activities was primarily impacted by (1) $755.6 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) repurchases of our common stock for $296.0 million, which included $288.5 million of repurchases under our repurchase program and $7.4 million of repurchases related to our equity compensation plan and (3) $93.3 million of principal payments on notes payable and other borrowings. These were partially offset by (1) $300.0 million of net borrowings under our Credit Facility; and (2) $88.9 million of receipts related to noncontrolling interests.
During the three months ended February 28, 2019, cash provided by financing activities was primarily impacted by $725.0 million of net borrowings under our Credit Facilities, partially offset by $508.7 million of net repayments under our Financial Services' warehouse facilities which included the LMF Commercial warehouse repurchase facilities, $93.0 million of principal payments on other borrowings and repurchases of our common stock of $49.1 million, which included $47.0 million of repurchases of our stock under our repurchase program and $2.1 million of repurchases related to employee stock plans.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 29, 2020	November 30, 2019	February 28, 2019
Homebuilding debt	$8,115,498	7,776,638	9,256,423
Stockholders’ equity	16,044,599	15,949,517	14,786,814
Total capital	$24,160,097	23,726,155	24,043,237
Homebuilding debt to total capital	33.6%	32.8%	38.5%
Homebuilding debt	$8,115,498	7,776,638	9,256,423
Less: Homebuilding cash and cash equivalents	784,950	1,200,832	852,551
Net Homebuilding debt	$7,330,548	6,575,806	8,403,872
Net Homebuilding debt to total capital (1)	31.4%	29.2%	36.2%

(1)
Net homebuilding debt to total capital is a non-GAAP financial measure defined as net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders' equity). We believe the ratio of net homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in homebuilding operations. However, because net homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.

At February 29, 2020, Homebuilding debt to total capital improved compared to February 28, 2019, as a result of an increase in stockholders' equity primarily related to our net earnings, partially offset by stock repurchases. At February 29, 2020, Homebuilding debt to total capital was higher compared to November 30, 2019, as a result of an increase in Homebuilding debt primarily due to an increase in outstanding borrowings under our Credit Facility, partially offset by a net increase in stockholders' equity primarily related to our net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company.
Our Homebuilding senior notes and other debts payable are summarized within Note 7 of the Notes to the Condensed Consolidated Financial Statements.
At February 29, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.45 billion with $50 million maturing in June 2020 and the balance due in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, as of the end of the fiscal quarter, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in our Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2019. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.

Our letter of credit and surety bond facilities are described below:

	February 29, 2020	November 30, 2019
(In thousands)
Performance letters of credit	$739,944	715,793
Financial letters of credit	208,871	184,075
Surety bonds	2,966,393	2,946,167
Anticipated future costs related to site improvements related to performance surety bonds	1,440,444	1,427,145
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our senior notes (the "Guaranteed Notes"). The guarantees are full and unconditional. However, they will terminate as to a subsidiary any time it is not directly or indirectly guaranteeing at least $75 million of Lennar Corporation debt or when the subsidiary is sold. These guarantees are outlined in Note 13 of the Notes to the Condensed Consolidated Financial Statements.
Our Homebuilding average debt outstanding with an average rate of interest was as follows:

	Three Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019
Homebuilding average debt outstanding	$8,016,263	$9,024,926
Average interest rate	4.9%	4.9%
Interest incurred related to Homebuilding debt for the three months ended February 29, 2020 was $93.3 million, compared to $104.4 million for the three months ended February 28, 2019.
Under the amended Credit Facility agreement executed in April 2019 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375.0 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at February 29, 2020.
The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 29, 2020:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 29, 2020
Minimum net worth test	$7,686,753	10,611,854
Maximum leverage ratio	65.0%	38.0%
Liquidity test	1.00	2.08

At February 29, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
March 2020 (1)	$100,000
May 2020	300,000
June 2020	300,000
October 2020	500,000
Total - Residential facilities	$1,200,000
LMF Commercial facilities maturing
November 2020	$200,000
December 2020	650,000
December 2020 (two - one year extensions) (2)	50,000
Total - LMF Commercial facilities	$900,000
Total	$2,100,000

(1)	Subsequent to February 2020, the maturity date was extended to March 2021.

(2)
LMF Commercial uses this warehouse repurchase facility to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were no borrowings under this facility as of February 29, 2020.

Our Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by a 75% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	February 29, 2020	November 30, 2019
Borrowings under the residential facilities	$674,848	$1,374,063
Collateral under the residential facilities	698,369	1,423,650
Borrowings under the LMF Commercial facilities	161,546	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. The following table represents the repurchase of our Class A and Class B common stocks, under this program, for the three months ended February 29, 2020 and February 28, 2019:

	Three Months Ended
	February 29, 2020		February 28, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	4,250,000	115,000	1,000,000	—
Principal	$282,274	$6,155	$46,998	$—
Average price per share	$66.42	$53.52	$46.98	$—
During the three months ended February 29, 2020, treasury stock increased due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 28, 2019, treasury stock increased by 1.0 million shares of Class A common stock due primarily to our repurchase of one million shares of Class A common stock through our stock repurchase program.
On April 7, 2020, our Board of Directors declared a quarterly cash dividend of $0.125 per share on both our Class A and Class B common stock, payable on May 5, 2020 to holders of record at the close of business on April 21, 2020. On February 7, 2020, we paid cash dividends of $0.125 per share on both our Class A and Class B common stock to holders of record at the close of business on January 24, 2020, as declared by our Board of Directors on January 9, 2020. We declared and paid cash dividends of $0.04 per share on both our Class A and Class B common stock in each quarter for the year ended November 30, 2019.
Based on our current financial condition and credit relationships, we believe that, assuming our operations are not significantly affected by the COVID-19 pandemic for a protracted period, our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At February 29, 2020, we had equity investments in 48 homebuilding and land unconsolidated entities (of which three had recourse debt, ten had non-recourse debt and 35 had no debt) compared to 50 homebuilding and land unconsolidated entities at November 30, 2019. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
As of February 29, 2020 and November 30, 2019, our recorded investments in Homebuilding unconsolidated entities were $946.7 million and $1.0 billion, respectively, while the underlying equity related to our investments in Homebuilding unconsolidated entities partners’ net assets as of both February 29, 2020 and November 30, 2019 were $1.3 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of February 29, 2020 and November 30, 2019, the carrying amount of our investment in FivePoint was $366.8 million and $374.0 million, respectively.
The Homebuilding unconsolidated entities in which we have investments usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of unconsolidated entities.
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
In connection with loans to a Homebuilding unconsolidated entity, we and our partners often guarantee to a lender, either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender against losses from environmental issues, (iii) indemnification of the lender from "bad boy acts" of the unconsolidated entity (or full recourse liability in the event of an unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).
The total debt of the Homebuilding unconsolidated entities in which we have investments was $1.1 billion as of both February 29, 2020 and November 30, 2019, of which our maximum recourse exposure was $4.9 million and $10.8 million as of February 29, 2020 and November 30, 2019, respectively. In most instances in which we have guaranteed debt of a Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral.
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

As of February 29, 2020 and November 30, 2019, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of February 29, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 29, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Maximum recourse debt exposure to Lennar	$4,932	—	—	4,932	—	—
Debt without recourse to Lennar	1,090,853	49,093	252,073	142,123	647,564	—
Land seller and CDD debt	9,429	—	—	—	—	9,429
Debt issuance costs	(13,612)	—	—	—	—	(13,612)
Total	$1,091,602	49,093	252,073	147,055	647,564	(4,183)
Multifamily: Investments in Unconsolidated Entities
At February 29, 2020, Multifamily had equity investments in 21 unconsolidated entities that are engaged in multifamily residential developments (of which seven had non-recourse debt and 14 had no debt), compared to 19 unconsolidated entities at November 30, 2019. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 29, 2020 are included below:

	February 29, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$365,823	181,479
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,110,545	677,398
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	489,655	204,084
Lennar's remaining commitments	14,361	176,916
Distributions to Lennar during the three months ended February 29, 2020	5,646	—
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 29, 2020.

The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 29, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Debt without recourse to Lennar	$2,203,797	378,230	564,890	331,291	929,386	—
Debt issuance costs	(28,888)	—	—	—	—	(28,888)
Total	$2,174,909	378,230	564,890	331,291	929,386	(28,888)

Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled from the applicable funds and have been recorded as revenues.
As of February 29, 2020 and November 30, 2019, we had strategic technology investments in unconsolidated entities of $192.1 million and $124.3 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at February 29, 2020 and February 28, 2019:

	Controlled Homesites					Years of
February 29, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	28,869	15,420	44,289	80,741	125,030
Central	6,476	122	6,598	31,038	37,636
Texas	19,914	—	19,914	38,365	58,279
West	12,275	2,940	15,215	62,048	77,263
Other	—	8,514	8,514	2,084	10,598
Total homesites	67,534	26,996	94,530	214,276	308,806	4.0
% of total homesites			31%	69%

	Controlled Homesites					Years of
February 28, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	26,174	3,482	29,656	76,699	106,355
Central	6,328	—	6,328	31,754	38,082
Texas	18,845	—	18,845	35,131	53,976
West	7,257	4,525	11,782	63,810	75,592
Other	—	979	979	2,845	3,824
Total homesites	58,604	8,986	67,590	210,239	277,829	4.4
% of total homesites			24%	76%

(1)	Based on trailing twelve months of home deliveries.
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Consolidated land purchase options are reflected in the accompanying condensed consolidated balance sheets as consolidated inventory not owned. Over the next several years, we plan to increase the controlled homesites to 40%-50% of our entire homesite inventory from approximately 31% as of February 29, 2020. Recently, we have undertaken several strategic land initiatives which include acquiring fully developed homesites from regional developers and may also include building homes in bulk for landowners who will retain them as rental properties.

During the three months ended February 29, 2020, consolidated inventory not owned increased by $104.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2020. The increase was primarily due to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory that was consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 29, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to losses related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $306.0 million and $320.5 million at February 29, 2020 and November 30, 2019, respectively. Additionally, we had posted $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of February 29, 2020 and November 30, 2019, respectively.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, except for $300.0 million of outstanding borrowings under our Credit Facility.
(3) New Accounting Pronouncements
See Note 12 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 29, 2020 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of February 29, 2020, we had $300 million of outstanding borrowings under our Credit Facility.
As of February 29, 2020, borrowings under Financial Services' warehouse repurchase facilities totaled $674.8 million under residential facilities and $161.5 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 29, 2020

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 29,
(Dollars in millions)	2020	2021	2022	2023	2024	2025	Thereafter	Total	2020
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$956.6	1,097.4	1,782.9	73.2	1,522.7	536.2	1,679.4	7,648.4	8,088.3
Average interest rate	4.0%	5.9%	4.8%	3.6%	5.0%	4.9%	4.9%	4.9%	—
Variable rate	$52.2	67.1	1.8	7.2	294.7	0.9	4.3	428.2	446.9
Average interest rate	4.2%	1.9%	5.3%	5.6%	2.8%	4.8%	4.8%	2.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	153.8	153.8	155.6
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$836.4	—	—	—	—	—	—	836.4	836.4
Average interest rate	3.5%	—	—	—	—	—	—	3.5%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
Variable rate	$13.3	—	—	—	—	—	—	13.3	13.3
Average interest rate	3.7%	—	—	—	—	—	—	3.7%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2019.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
We are a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements.
In August 2019, a subsidiary of ours was notified by the Massachusetts Department of Environmental Protection of the subsidiary’s non-compliance with the Massachusetts Contingency Plan regulations related to the clean-up of certain materials at a development formerly owned by that subsidiary in Hingham, MA. In February 2020, we paid a monetary settlement that was not material to resolve this matter.
Item 1A. Risk Factors
Our results of operations and financial condition may be adversely affected by the outbreak of the coronavirus (also known as COVID-19). That is discussed in greater detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations above.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control.  The outbreak of COVID-19 has caused the shutdown of large portions of our national economy. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. As a result of COVID-19, traffic in our Welcome Home Centers and sales have slowed significantly, and sales contract cancellations have increased significantly. If the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows will be significantly adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 29, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 30, 2019	—	$—	—	15,225,271
January 1 to January 31, 2020	2,638,898	$64.53	2,636,605	12,588,666
February 1 to February 29, 2020	1,857,377	$68.06	1,728,395	10,860,271

(1)
Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)
In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. During the three months ended February 29, 2020, under this repurchase program, we repurchased 4.3 million shares of our Class A common stock for approximately $282.3 million at an average share price of $66.42 and 0.1 million shares of our Class B common stock for approximately $6.2 million at an average share price of $53.52 (approximately 40,000 shares in January and 75,000 shares in February at an average share price of $51.13 and $54.81, respectively). This repurchase authorization has no expiration.

Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1***
2020 Award Agreements under the Company’s 2016 Incentive Compensation Plan for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Diane Bessette and Jeff McCall - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.2***
Form of 2020 Award Agreement under the Company’s 2016 Equity Incentive Plan for Stuart Miller, Rick Beckwitt, Jonathan Jaffe, Diane Bessette and Jeff McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

31.1*	Rule 13a-14(a) certification by Rick Beckwitt, Chief Executive Officer.
31.2*	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.*	Section 1350 certifications by Rick Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.*
The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, filed on April 7, 2020, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 7, 2020	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	April 7, 2020	/s/ David Collins
David Collins
Controller