Form 10-Q
period 2020-05-31
LENNAR CORP /NEW/
filed 2020-07-06
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock outstanding as of May 31, 2020:
Class A 274,618,334
Class B 37,623,183

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	May 31,	November 30,
	2020 (1)	2019 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,398,682	1,200,832
Restricted cash	9,569	9,698
Receivables, net	299,494	329,124
Inventories:
Finished homes and construction in progress	9,609,146	9,195,721
Land and land under development	7,938,451	8,267,647
Consolidated inventory not owned	399,809	313,139
Total inventories	17,947,406	17,776,507
Investments in unconsolidated entities	973,044	1,009,035
Goodwill	3,442,359	3,442,359
Other assets	1,080,186	1,021,684
	25,150,740	24,789,239
Financial Services	2,577,805	3,006,024
Multifamily	1,127,929	1,068,831
Lennar Other	452,551	495,417
Total assets	$29,309,025	29,359,511
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.
As of May 31, 2020, total assets include $873.0 million related to consolidated VIEs of which $9.1 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $110.6 million in Homebuilding finished homes and construction in progress, $308.4 million in Homebuilding land and land under development, $391.6 million in Homebuilding consolidated inventory not owned, $2.0 million in Homebuilding investments in unconsolidated entities, $8.0 million in Homebuilding other assets and $43.3 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2020 (2)	2019 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,033,558	1,069,179
Liabilities related to consolidated inventory not owned	344,074	260,266
Senior notes and other debts payable, net	7,495,674	7,776,638
Other liabilities	1,900,970	1,900,955
	10,774,276	11,007,038
Financial Services	1,663,548	2,056,450
Multifamily	222,387	232,155
Lennar Other	16,190	30,038
Total liabilities	12,676,401	13,325,681
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2020 and November 30, 2019 - 400,000,000 shares; Issued: May 31, 2020 - 298,037,274 shares and November 30, 2019 - 297,119,153 shares	29,804	29,712
Class B common stock of $0.10 par value; Authorized: May 31, 2020 and November 30, 2019 - 90,000,000 shares; Issued: May 31, 2020 - 39,443,104 shares and November 30, 2019 - 39,443,064 shares	3,944	3,944
Additional paid-in capital	8,630,442	8,578,219
Retained earnings	9,132,714	8,295,001
Treasury stock, at cost; May 31, 2020 - 23,418,940 shares of Class A common stock and 1,819,921 shares of Class B common stock; November 30, 2019 - 18,964,973 shares of Class A common stock and 1,704,630 shares of Class B common stock	(1,253,863)	(957,857)
Accumulated other comprehensive income (loss)	(338)	498
Total stockholders’ equity	16,542,703	15,949,517
Noncontrolling interests	89,921	84,313
Total equity	16,632,624	16,033,830
Total liabilities and equity	$29,309,025	29,359,511
(2)Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.
As of May 31, 2020, total liabilities include $450.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $20.9 million is included in Homebuilding accounts payable, $335.5 million in Homebuilding liabilities related to consolidated inventory not owned, $74.5 million in Homebuilding senior notes and other debts payable, $8.6 million in Homebuilding other liabilities and $11.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2020	2019	2020	2019
Revenues:
Homebuilding	$4,949,484	5,195,599	9,121,600	8,819,320
Financial Services	196,263	204,216	394,924	347,527
Multifamily	123,117	147,412	255,734	244,806
Lennar Other	18,509	15,663	20,452	19,319
Total revenues	5,287,373	5,562,890	9,792,710	9,430,972
Costs and expenses:
Homebuilding	4,313,331	4,587,259	8,011,137	7,826,094
Financial Services	110,355	147,999	261,699	272,338
Multifamily	123,473	148,716	260,821	249,894
Lennar Other	(1,072)	3,194	1,502	4,816
Corporate general and administrative	83,451	76,113	170,298	155,456
Total costs and expenses	4,629,538	4,963,281	8,705,457	8,508,598
Homebuilding equity in earnings (loss) from unconsolidated entities	(9,100)	19,614	(13,646)	5,858
Homebuilding other income (expense), net	4,308	(46,165)	(5,058)	(47,700)
Financial Services gain on deconsolidation	61,418	—	61,418	—
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(282)	(3,018)	6,234	7,563
Lennar Other equity in earnings (loss) from unconsolidated entities	(26,642)	(4,978)	(26,523)	3,352
Lennar Other expense, net	(10,960)	(5,663)	(9,549)	(12,924)
Earnings before income taxes	676,577	559,399	1,100,129	878,523
Provision for income taxes	(160,479)	(140,530)	(192,808)	(220,230)
Net earnings (including net loss attributable to noncontrolling interests)	516,098	418,869	907,321	658,293
Less: Net loss attributable to noncontrolling interests	(1,308)	(2,603)	(8,537)	(3,089)
Net earnings attributable to Lennar	$517,406	421,472	915,858	661,382
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$(338)	561	(384)	769
Reclassification adjustments for gains included in earnings, net of tax	(452)	(176)	(452)	(176)
Total other comprehensive income (loss), net of tax	$(790)	385	(836)	593
Total comprehensive income attributable to Lennar	$516,616	421,857	915,022	661,975
Total comprehensive loss attributable to noncontrolling interests	$(1,308)	(2,603)	(8,537)	(3,089)
Basic earnings per share	$1.66	1.31	2.92	2.05
Diluted earnings per share	$1.65	1.30	2.91	2.03

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2020	2019
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$907,321	658,293
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	44,464	40,986
Amortization of discount/premium and accretion on debt, net	(13,839)	(13,335)
Equity in earnings (loss) from unconsolidated entities	40,355	(5,908)
Distributions of earnings from unconsolidated entities	38,000	4,037
Share-based compensation expense	55,141	31,390
Deferred income tax expense	79,738	101,477
Gain on sale of other assets, operating properties and equipment and real estate owned	(13,126)	(1,471)
Loss on consolidation	—	48,874
Gain on deconsolidation of previously consolidated entity	(61,418)	—
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(4,661)	(10,865)
Gain on sale of Financial Services' servicing portfolio/businesses	(5,014)	(2,168)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	65,098	10,602
Changes in assets and liabilities:
(Increase) decrease in receivables	(7,758)	542,054
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(159,138)	(1,501,423)
(Increase) decrease in other assets	(148,087)	66,464
Decrease (increase) in loans held-for-sale	481,583	(206,349)
Increase (decrease) in accounts payable and other liabilities	12,144	(192,548)
Net cash provided by (used in) operating activities	1,310,803	(429,890)
Cash flows from investing activities:
Net additions of operating properties and equipment	(25,731)	(47,766)
Proceeds from the sale of operating properties and equipment, other assets and real estate owned	29,727	4,210
Proceeds from sale of investment in unconsolidated entity	—	17,790
Proceeds from sale of Financial Services' servicing portfolio/businesses	9,096	24,446
Investments in and contributions to unconsolidated entities/deconsolidation of previously consolidated entity	(302,784)	(230,744)
Distributions of capital from unconsolidated entities	115,093	140,888
Receipts of principal payments on loans receivable and other	—	1,811
Proceeds from sale of commercial mortgage-backed securities bonds	3,248	—
Decrease (increase) in Financial Services loans held-for-investment, net	143	(5,975)
Purchases of investment securities	(29,642)	(31,462)
Proceeds from maturities/sales of investments securities	25,138	35,416
Other receipts (payments), net	1,670	(200)
Net cash used in investing activities	$(174,042)	(91,586)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2020	2019
Cash flows from financing activities:
Net borrowings under revolving line of credit	$—	550,000
Net repayments under warehouse facilities	(310,216)	(365,184)
Redemption of senior notes	(300,000)	—
Proceeds from other borrowings	59,139	28,620
Principal payments on notes payable and other borrowings	(174,382)	(123,681)
Proceeds (payments) related to other liabilities, net	3,567	(1,046)
Conversions, exchanges and redemption of convertible senior notes	—	(1,288)
Receipts related to noncontrolling interests	169,061	8,937
Payments related to noncontrolling interests	(21,501)	(23,317)
Common stock:
Issuances	—	634
Repurchases	(296,093)	(101,229)
Dividends	(78,145)	(25,877)
Net cash used in financing activities	$(948,570)	(53,431)
Net increase (decrease) in cash and cash equivalents and restricted cash	188,191	(574,907)
Cash and cash equivalents and restricted cash at beginning of period	1,468,691	1,595,978
Cash and cash equivalents and restricted cash at end of period	$1,656,882	1,021,071
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,408,251	812,365
Financial Services	229,621	186,760
Multifamily	13,061	16,743
Lennar Other	5,949	5,203
	$1,656,882	1,021,071
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$102,982	46,631
Non-cash contributions to unconsolidated entities	13,859	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$217,565	—
Financial Services liabilities	(115,175)	—
Financial Services noncontrolling interests	(102,390)	—
Inventories	(35,959)	187,506
Receivables	—	102,959
Operating properties and equipment and other assets	6,375	53,412
Investments in unconsolidated entities	—	67,925
Notes payable	—	(383,212)
Other liabilities	182	(19,696)
Noncontrolling interests	29,402	(8,894)
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(1)Basis of Presentation
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2020 and November 30, 2019 included $528.3 million and $565.8 million, respectively, of cash held in escrow for approximately three days.
Share-based Payments
During the three months ended May 31, 2020, the Company granted an immaterial number of vested shares. During the six months ended May 31, 2020, the Company granted employees 0.9 million nonvested shares. During the three and six months ended May 31, 2019, the Company granted employees an immaterial number of nonvested shares.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification determined whether the lease expense was recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company beginning December 1, 2019. The Company elected the available practical expedients on adoption. Additionally, in preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The standard did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) or our condensed consolidated statements of cash flows. As a result of the adoption, on December 1, 2019, the Company recorded $150.7 million of ROU assets and $159.7 million of lease liabilities on its condensed consolidated balance sheets within other assets and other liabilities of the respective segments.
(2)Operating and Reporting Segments
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(1) Homebuilding East
(2) Homebuilding Central
(3) Homebuilding Texas
(4) Homebuilding West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	May 31, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,398,682	224,229	13,061	5,949	1,641,921
Restricted cash	9,569	5,392	—	—	14,961
Receivables, net (1)	299,494	594,620	87,183	—	981,297
Inventories	17,947,406	—	328,497	—	18,275,903
Loans held-for-sale (2)	—	1,163,356	—	—	1,163,356
Loans held-for-investment, net	—	69,846	—	1,422	71,268
Investments held-to-maturity	—	164,982	—	—	164,982
Investments available-for-sale (3)	—	—	—	53,585	53,585
Investments in unconsolidated entities (4)	973,044	70,844	621,465	380,105	2,045,458
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets (5)	1,080,186	94,837	77,723	11,490	1,264,236
	$25,150,740	2,577,805	1,127,929	452,551	29,309,025
Liabilities:
Notes and other debts payable, net	$7,495,674	1,435,538	—	6,170	8,937,382
Other liabilities (6)	3,278,602	228,010	222,387	10,020	3,739,019
	$10,774,276	1,663,548	222,387	16,190	12,676,401

(In thousands)	November 30, 2019
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,200,832	234,113	8,711	2,340	1,445,996
Restricted cash	9,698	12,022	—	975	22,695
Receivables, net (1)	329,124	500,847	76,906	—	906,877
Inventories	17,776,507	—	315,107	—	18,091,614
Loans held-for-sale (2)	—	1,644,939	—	—	1,644,939
Loans held-for-investment, net	—	73,867	—	—	73,867
Investments held-to-maturity	—	190,289	—	54,117	244,406
Investments available-for-sale (3)	—	3,732	48,206	—	51,938
Investments in unconsolidated entities (4)	1,009,035	—	561,190	403,688	1,973,913
Goodwill	3,442,359	215,516	—	—	3,657,875
Other assets (5)	1,021,684	130,699	58,711	34,297	1,245,391
	$24,789,239	3,006,024	1,068,831	495,417	29,359,511
Liabilities:
Notes and other debts payable, net	$7,776,638	1,745,755	36,125	15,178	9,573,696
Other liabilities (6)	3,230,400	310,695	196,030	14,860	3,751,985
	$11,007,038	2,056,450	232,155	30,038	13,325,681
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2020 and November 30, 2019, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(3)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
(4)Lennar Other investments in unconsolidated entities decreased primarily due to a $25.0 million write-down of assets held by Rialto legacy funds because of disruption in the capital markets as a result of COVID-19 and the economic shutdown.
(5)As of May 31, 2020 and November 30, 2019, Financial Services other assets included mortgage loan commitments carried at fair value of $45.0 million and $16.3 million, respectively, and mortgage servicing rights carried at fair value of $1.2 million and $24.7 million, respectively.
(6)As of May 31, 2020 and November 30, 2019, Financial Services other liabilities included $62.4 million and $60.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of May 31, 2020 and November 30, 2019, Financial Services other liabilities also included forward contracts carried at fair value of $4.7 million and $3.9 million, respectively.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$4,949,484	196,263	123,117	18,509	—	5,287,373
Operating earnings (loss) (1)	631,361	147,326	(638)	(18,021)	—	760,028
Corporate general and administrative expenses	—	—	—	—	83,451	83,451
Earnings (loss) before income taxes	631,361	147,326	(638)	(18,021)	(83,451)	676,577

	Three Months Ended May 31, 2019
Revenues	$5,195,599	204,216	147,412	15,663	—	5,562,890
Operating earnings (loss)	581,789	56,217	(4,322)	1,828	—	635,512
Corporate general and administrative expenses	—	—	—	—	76,113	76,113
Earnings (loss) before income taxes	581,789	56,217	(4,322)	1,828	(76,113)	559,399

	Six Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$9,121,600	394,924	255,734	20,452	—	9,792,710
Operating earnings (loss) (1)	1,091,759	194,643	1,147	(17,122)	—	1,270,427
Corporate general and administrative expenses	—	—	—	—	170,298	170,298
Earnings (loss) before income taxes	1,091,759	194,643	1,147	(17,122)	(170,298)	1,100,129

	Six Months Ended May 31, 2019
Revenues	$8,819,320	347,527	244,806	19,319	—	9,430,972
Operating earnings	951,384	75,189	2,475	4,931	—	1,033,979
Corporate general and administrative expenses	—	—	—	—	155,456	155,456
Earnings before income taxes	951,384	75,189	2,475	4,931	(155,456)	878,523
(1)Operating loss for Lennar Other for both the three and six months ended May 31, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of disruption in the capital markets as a result of COVID-19 and the economic shutdown.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)
Assets:	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at May 31, 2020	$6,676,730	2,664,309	2,305,777	10,815,820	1,143,132	1,544,972	25,150,740
Balance at November 30, 2019	$6,708,586	2,732,872	2,246,893	10,663,666	1,173,163	1,264,059	24,789,239
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended May 31, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,577,716	685,999	712,756	1,959,823	13,190	4,949,484
Operating earnings (loss)	229,726	67,065	99,887	280,094	(45,411)	631,361

	Three Months Ended May 31, 2019
Revenues	$1,737,342	613,785	693,212	2,143,023	8,237	5,195,599
Operating earnings (loss)	210,464	55,344	75,374	272,904	(32,297)	581,789

	Six Months Ended May 31, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$2,984,582	1,220,975	1,185,984	3,708,592	21,467	9,121,600
Operating earnings (loss)	404,731	96,537	152,960	505,001	(67,470)	1,091,759

	Six Months Ended May 31, 2019
Revenues	$2,964,155	1,048,852	1,111,729	3,683,920	10,664	8,819,320
Operating earnings (loss)	345,847	86,270	107,652	463,565	(51,950)	951,384
Financial Services
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its LMF Commercial business, formerly Rialto Mortgage Finance. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

At May 31, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
June 2020 (1)	$500,000
July 2020	300,000
January 2021	500,000
March 2021	300,000
Total - Residential facilities	$1,600,000
LMF Commercial facilities maturing:
November 2020	$200,000
December 2020 (2)	700,000
Total - LMF Commercial facilities	$900,000
Total	$2,500,000
(1)Subsequent to May 31, 2020, the maturity date was extended to June 2021.
(2)Includes $50.0 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of May 31, 2020.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	May 31, 2020	November 30, 2019
Borrowings under the residential facilities	$1,054,588	$1,374,063
Collateral under the residential facilities	1,085,503	1,423,650
Borrowings under the LMF Commercial facilities	227,003	216,870
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2020	2019	2020	2019
Loan origination liabilities, beginning of period	$9,996	6,697	9,364	48,584
Provision for losses	1,139	914	1,915	1,587
Payments/settlements	(255)	(187)	(399)	(42,747)
Loan origination liabilities, end of period	$10,880	7,424	10,880	7,424
LMF Commercial - loans held-for-sale
During the six months ended May 31, 2020, LMF Commercial originated commercial loans with a total principal balance of $417.7 million, all of which were recorded as loans held-for-sale and sold $457.4 million of commercial loans into three separate securitizations. As of May 31, 2020, $146.4 million of originated commercial loans were sold into a securitization trust but not settled and thus were included as receivables, net.
During the six months ended May 31, 2019, LMF Commercial originated commercial loans with a total principal balance of $720.6 million, of which $705.3 million were recorded as loans held-for-sale, and sold $500.5 million of commercial loans into five separate securitizations. As of May 31, 2019, $61.0 million of originated loans were sold into a securitization trust but not settled and thus were included as receivables, net.
Investments held-to-maturity
At May 31, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.9 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three or six months ended May 31, 2020 or May 31, 2019. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At May 31, 2020 and November 30, 2019, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $153.9 million and $154.7 million, respectively, and interest is incurred at a rate of 3.4%.
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
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
As of May 31, 2020 and November 30, 2019, the Company’s recorded investments in Homebuilding unconsolidated entities were $973.0 million and $1.0 billion, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of both May 31, 2020 and November 30, 2019 was $1.3 billion. The basis difference was primarily as a

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2020 and November 30, 2019, the carrying amount of the Company's FivePoint investment was $376.9 million and $374.0 million, respectively.
The Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
Indebtedness of an unconsolidated entity is secured by its own assets. Some unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt of different unconsolidated entities. The Company also does not use its investment in one unconsolidated entity as collateral for the debt of another unconsolidated entity or commingle funds among Homebuilding unconsolidated entities.
In connection with loans to a Homebuilding unconsolidated entity, the Company and its partners often guarantee to a lender, either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, for which the financing was obtained (ii) indemnification of the lender against losses from environmental issues, (iii) indemnification of the lender from "bad boy acts" of the unconsolidated entity (or full recourse liability in the event of an unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.1 billion as of both May 31, 2020 and November 30, 2019, of which the Company's maximum recourse exposure was $4.9 million and $10.8 million as of May 31, 2020 and November 30, 2019, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral.
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
As of both May 31, 2020 and November 30, 2019, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2020, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both May 31, 2020 and November 30, 2019, the fair value of the completion guarantees was immaterial. As of May 31, 2020 and November 30, 2019, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $813.8 million and $867.3 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. During the three and six months ended May 31, 2020, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $14.6 million and $28.4 million, respectively. During the three and six months ended May 31, 2019, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $13.3 million and $26.4 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and six months ended May 31, 2020, the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Multifamily segment provided general contractor services, net of deferrals, totaling $104.5 million and $198.4 million, respectively, which were partially offset by costs related to those services of $100.3 million and $190.5 million, respectively. During the three and six months ended May 31, 2019, the Multifamily segment provided general contractor services, net of deferrals, totaling $99.2 million and $181.6 million, respectively, which were partially offset by costs related to those services of $95.2 million and $174.6 million, respectively.
The Multifamily segment includes Multifamily Venture Fund I ("LMV I") and Multifamily Venture Fund II LP ("LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2020 are included below:

	May 31, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$355,136	213,635
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,127,560	754,177
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	493,730	227,372
Lennar's remaining commitments	10,286	153,628
Distributions to Lennar during the six months ended May 31, 2020	19,969	—
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2020 and 2019:

		Three Months Ended May 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at February 29, 2020	$16,193,377	29,802	3,944	8,609,944	(1,253,756)	452	8,654,213	148,778
Net earnings (including net loss attributable to noncontrolling interests)	516,098	—	—	—	—	—	517,406	(1,308)
Employee stock and directors plans	651	2	—	756	(107)	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—
Amortization of restricted stock	23,286	—	—	23,286	—	—	—	—
Cash dividends	(38,905)	—	—	—	—	—	(38,905)	—
Receipts related to noncontrolling interests	80,148	—	—	—	—	—	—	80,148
Payments related to noncontrolling interests	(4,767)	—	—	—	—	—	—	(4,767)
Non-cash purchase or activity of noncontrolling interests, net	(5,168)	—	—	(3,544)	—	—	—	(1,624)
Non-cash consolidations/deconsolidations, net	(131,306)	—	—	—	—	—	—	(131,306)
Total other comprehensive loss, net of tax	(790)	—	—	—	—	(790)	—	—
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)	9,132,714	89,921

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended May 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2019	$14,893,695	29,501	3,944	8,514,301	(485,016)	(158)	6,724,242	106,881
Net earnings (including net loss attributable to noncontrolling interests)	418,869	—	—	—	—	—	421,472	(2,603)
Employee stock and directors plans	731	2	—	1,036	(307)	—	—	—
Purchases of treasury stock	(51,783)	—	—	—	(51,783)	—	—	—
Amortization of restricted stock	14,491	—	—	14,491	—	—	—	—
Cash dividends	(13,017)	—	—	—	—	—	(13,017)	—
Receipts related to noncontrolling interests	589	—	—	—	—	—	—	589
Payments related to noncontrolling interests	(12,020)	—	—	—	—	—	—	(12,020)
Non-cash activities related to noncontrolling interests	(5,616)	—	—	—	—	—	—	(5,616)
Cumulative-effect of accounting change	211	—	—	—	—	—	211	—
Total other comprehensive earnings, net of tax	385	—	—	—	—	385	—	—
Balance at May 31, 2019	$15,246,535	29,503	3,944	8,529,828	(537,106)	227	7,132,908	87,231

		Six Months Ended May 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498	8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	907,321	—	—	—	—	—	915,858	(8,537)
Employee stock and directors plans	(6,773)	92	—	626	(7,491)	—	—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—	—	—
Amortization of restricted stock	55,141	—	—	55,141	—	—	—	—
Cash dividends	(78,145)	—	—	—	—	—	(78,145)	—
Receipts related to noncontrolling interests	169,061	—	—	—	—	—	—	169,061
Payments related to noncontrolling interests	(21,501)	—	—	—	—	—	—	(21,501)
Non-cash purchase or activity of noncontrolling interests, net	(5,168)	—	—	(3,544)	—	—	—	(1,624)
Non-cash consolidations/deconsolidations, net	(131,791)	—	—	—	—	—	—	(131,791)
Total other comprehensive earnings, net of tax	(836)	—	—	—	—	(836)	—	—
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)	9,132,714	89,921

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Six Months Ended May 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)	6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	658,293	—	—	—	—	—	661,382	(3,089)
Employee stock and directors plans	(691)	4	—	1,761	(2,456)	—	—	—
Purchases of treasury stock	(98,781)	—	—	—	(98,781)	—	—	—
Amortization of restricted stock	31,390	—	—	31,390	—	—	—	—
Cash dividends	(25,877)	—	—	—	—	—	(25,877)	—
Receipts related to noncontrolling interests	8,937	—	—	—	—	—	—	8,937
Payments related to noncontrolling interests	(23,317)	—	—	—	—	—	—	(23,317)
Non-cash consolidations, net	8,894	—	—	—	—	—	—	8,894
Non-cash activities related to noncontrolling interests	(5,616)	—	—	—	—	—	—	(5,616)
Cumulative-effect of accounting change	9,753	—	—	—	—	—	9,753	—
Total other comprehensive earnings, net of tax	593	—	—	—	—	593	—	—
Balance at May 31, 2019	$15,246,535	29,503	3,944	8,529,828	(537,106)	227	7,132,908	87,231
On June 25, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on both its Class A and Class B common stock, payable on July 24, 2020 to holders of record at the close of business on July 10, 2020. On May 5, 2020, the Company paid cash dividends of $0.125 per share on both its Class A and Class B common stock to holders of record at the close of business on April 21, 2020, as declared by its Board of Directors on April 7, 2020. The Company approved and paid cash dividends of $0.04 per share on both its Class A and Class B common stock in each quarter for the year ended November 30, 2019.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table describes the repurchase of the Company's Class A and Class B common stocks, under this program, for the three and six months ended May 31, 2020 and 2019:

	Three Months Ended				Six Months Ended
	May 31, 2020		May 31, 2019		May 31, 2020		May 31, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	—	—	1,000,000	—	4,250,000	115,000	2,000,000	—
Purchase amount	$—	$—	$51,783	$—	$282,274	$6,155	$98,781	$—
Average price per share	$—	$—	$51.76	$—	$66.42	$53.52	$49.37	$—

(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2020	2019	2020	2019
Provision for income taxes	$160,479	140,530	192,808	220,230
Effective tax rate (1)	23.7%	25.0%	17.4%	25.0%
(1)For both the three and six months ended May 31, 2020, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by new energy efficient home and solar tax credits. For the six months ended May 31, 2020, the effective tax rate also included a benefit related to years ended November 30, 2018 and 2019, due to Congress retroactively extending the new energy efficient home tax credit in December 2019.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(6)Earnings Per Share
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net earnings attributable to Lennar	$517,406	421,472	915,858	661,382
Less: distributed earnings allocated to nonvested shares	357	94	690	193
Less: undistributed earnings allocated to nonvested shares	5,931	3,063	9,962	4,987
Numerator for basic earnings per share	511,118	418,315	905,206	656,202
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	3,322	3,331	3,322	3,654
Numerator for diluted earnings per share	$507,796	414,984	901,884	652,548
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	308,373	320,329	309,793	320,834
Effect of dilutive securities:
Shared based payments	—	1	1	6
Denominator for diluted earnings per share - weighted average common shares outstanding	308,373	320,330	309,794	320,840
Basic earnings per share	$1.66	1.31	2.92	2.05
Diluted earnings per share	$1.65	1.30	2.91	2.03
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and six months ended May 31, 2020 and May 31, 2019, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2020	November 30, 2019
2.95% senior notes due 2020	$299,712	299,421
8.375% senior notes due 2021	410,591	418,860
4.750% senior notes due 2021	499,283	498,893
6.25% senior notes due December 2021	307,737	310,252
4.125% senior notes due 2022	598,380	597,885
5.375% senior notes due 2022	256,770	258,198
4.750% senior notes due 2022	572,184	571,644
4.875% senior notes due December 2023	396,950	396,553
4.500% senior notes due 2024	647,165	646,802
5.875% senior notes due 2024	445,821	448,158
4.750% senior notes due 2025	497,780	497,558
5.25% senior notes due 2026	407,315	407,921
5.00% senior notes due 2027	352,700	352,892
4.75% senior notes due 2027	894,386	893,046
6.625% senior notes due 2020	—	303,668
Mortgage notes on land and other debt	908,900	874,887
	$7,495,674	7,776,638
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $19.6 million and $22.9 million as of May 31, 2020 and November 30, 2019, respectively.
At May 31, 2020, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.45 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2019. Under the Credit Agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at May 31, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2020, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In May 2020, the Company redeemed $300 million aggregate principal amount of its 6.625% senior notes due May 2020. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
The company's letter of credit and surety bond facilities are described below:

	May 31, 2020	November 30, 2019
(In thousands)
Performance letters of credit	$726,191	715,793
Financial letters of credit	220,264	184,075
Surety bonds	2,995,941	2,946,167
Anticipated future costs related to site improvements subject to performance surety bonds	1,496,571	1,427,145

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
(8)Product Warranty
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2020	2019	2020	2019
Warranty reserve, beginning of the period	$287,413	295,622	294,138	319,109
Warranties issued	46,272	47,855	84,543	81,826
Adjustments to pre-existing warranties from changes in estimates (1)	7,707	2,004	13,611	(7,523)
Payments	(39,930)	(53,857)	(90,830)	(101,788)
Warranty reserve, end of period	$301,462	291,624	301,462	291,624
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2020 and 2019 are primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2020 and November 30, 2019, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2020		November 30, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$69,846	66,529	73,867	69,708
Investments held-to-maturity	Level 3	$164,982	188,942	166,012	195,962
Investments held-to-maturity	Level 2	$—	—	24,277	24,257
Lennar Other:
Investments held-to-maturity	Level 3	$—	—	54,117	56,415
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$7,495,674	7,828,214	7,776,638	8,144,632
Financial Services notes and other debts payable, net	Level 2	$1,435,538	1,436,961	1,745,755	1,745,782
Multifamily note payable, net	Level 2	$—	—	36,125	36,125
Lennar Other notes and other debts payable, net	Level 2	$6,170	6,170	15,178	15,178
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at May 31, 2020	Fair Value at November 30, 2019
Financial Services Assets:
Residential loans held-for-sale (1)	Level 2	$1,003,470	1,447,715
LMF Commercial loans held-for-sale (2)	Level 3	$159,886	197,224
Mortgage servicing rights	Level 3	$1,238	24,679
Lennar Other:
Investments available-for-sale	Level 3	$53,585	—
(1)The aggregate fair value of residential loans held-for-sale of $1.0 billion at May 31, 2020 exceeded their aggregate principal balance of $963.5 million by $40.0 million. The aggregate fair value of residential loans held-for-sale of $1.4 billion at November 30, 2019 exceeded their aggregate principal balance of $1.4 billion by $42.2 million.
(2)The aggregate fair value of LMF Commercial loans held-for-sale of $159.9 million at May 31, 2020 exceeded their aggregate principal balance of $156.2 million by $3.7 million. The aggregate fair value of LMF Commercial loans held-for-sale of $197.2 million at November 30, 2019 exceeded their aggregate principal balance of $196.3 million by $0.9 million.
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services’ loans held-for-sale as of May 31, 2020 and November 30, 2019. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

As of May 31, 2020
Unobservable inputs
Mortgage prepayment rate	20%
Discount rate	11%
Delinquency rate	4%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2020	2019	2020	2019
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$5,270	13,007	(2,223)	2,887
Mortgage loan commitments	13,816	9,111	28,711	8,852
Forward contracts	8,478	(9,766)	(883)	(913)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	(338)	—	(338)	—
Financial Services investments available-for-sale	—	561	(46)	769
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	May 31, 2020		May 31, 2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$12,576	300,402	35,448	131,042
Purchases/loan originations	607	5,400	672	435,189
Sales/loan originations sold, including those not settled	—	(143,285)	—	(299,962)
Disposals/settlements (1)	(8,908)	—	(1,378)	(9,920)
Changes in fair value (2)	(3,037)	(2,334)	(5,323)	3,022
Interest and principal paydowns	—	(298)	—	228
Ending balance	$1,238	159,885	29,419	259,599

	Six Months Ended
	May 31, 2020		May 31, 2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$24,679	197,224	37,206	61,691
Purchases/loan originations	1,354	417,650	2,259	705,311
Sales/loan originations sold, including those not settled	—	(457,724)	—	(500,549)
Disposals/settlements (1)	(10,197)	—	(2,287)	(9,920)
Changes in fair value (2)	(14,598)	3,267	(7,759)	3,324
Interest and principal paydowns	—	(532)	—	(258)
Ending balance	$1,238	159,885	29,419	259,599
(1)Includes $7.5 million related to the sale of a servicing portfolio.
(2)Changes in fair value for LMF Commercial loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		May 31, 2020			May 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$68,802	61,119	(7,683)	—	—	—
Land and land under development (1)	Level 3	$42,609	9,709	(32,900)	—	—	—

		Six Months Ended
		May 31, 2020			May 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$141,809	120,404	(21,405)	—	—	—
Land and land under development (1)	Level 3	$65,062	21,369	(43,693)	6,954	3,001	(3,953)
(1)Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

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
The Company estimates the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. This was particularly the case with regard to inventory owned at May 31, 2020, because of the need to consider the effect of the COVID-19 pandemic and related government actions in determining whether there was a need for valuation adjustments and write-offs. For example, changes in market conditions and other specific developments or changes in assumptions may cause the Company to re-evaluate its strategy regarding previously impaired inventory, as well as inventory not currently impaired but for which indicators of impairment may arise if market deterioration occurs, and certain other assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2019. On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of May 31, 2020 and May 31, 2019, there were 1,241 and 1,320 active communities, excluding unconsolidated entities, respectively. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

		Communities with valuation adjustments
	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
At and for the Six Months Ended
May 31, 2020	41	9	$69,137	$32,072
May 31, 2019	52	—	—	—
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended
	May 31, 2020
Unobservable inputs	Range
Average selling price	$201,000	-	$970,000
Absorption rate per quarter (homes)	3	-	15
Discount rate	20%
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the six months ended May 31, 2020. Based on the Company's evaluation, the Company consolidated one Multifamily entity that had a total assets and liabilities of $49.4 million and $0.9 million, respectively and deconsolidated two Multifamily entities that had total assets of $37.2 million and an immaterial amount of liabilities. In addition, the Company's Financial Services segment deconsolidated one entity that had total assets and liabilities of $291.2 million and $204.1 million, respectively. In January 2019, this JV was formed by the sale of the Company’s retail title agency and its retail title insurance business to this JV entity. In exchange for the sale of the retail agency and retail title insurance business, the Company received 20% of the JV entity’s preferred stock, warrants exercisable to purchase additional shares of preferred stock in the JV entity and a note due from the JV to the Company. The JV entity’s reconsideration event was due to a significant equity raise that was completed during the three months ended May 31, 2020. The proceeds of the equity raise resulted in approximately a 43% reduction of the principal amount of debt owed by the JV entity to the Company as well as an approximately 20% reduction of the Company’s ownership interest in the JV. The JV remains a VIE; however, the Company has concluded that it is no longer the primary beneficiary as the Company no longer has the power to direct the VIE. In particular, the additional infusion of equity from third party investors provides evidence that the JV entity is no longer financially dependent on the Company. The Company does not have the voting or economic power to direct the activities of the JV entity. As a result, the Company concluded that the JV entity should be deconsolidated which required fair value accounting for its equity investment and note receivable. The valuation assumptions used in determining fair value of the equity investment began by utilizing the capital raise discounted by public company comparable transactions that took into account the impact of COVID-19 and the economic shutdown and the lack of marketability of the Company’s investment. The valuation of the note receivable utilized the underlying cash flows and applied a discount, which was determined by using market comparables. The Company used discount rates ranging from 16% to 30% for the fair value

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

calculations. In aggregate, the resulting fair value of the equity investment and note receivable totaled $123.4 million, of which $70.8 million is included in Financial Services investments in unconsolidated entities. Upon deconsolidation, the Company recorded a gain of $61.4 million.
The carrying amount of our consolidated VIE's assets and non-recourse liabilities are disclosed in the footnote to the condensed consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. The assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s lenders. Other than debt guarantee agreements with a VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
At May 31, 2020 and November 30, 2019, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	May 31, 2020		November 30, 2019
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)
Homebuilding	$79,553	79,714	80,939	81,118
Multifamily (2)	578,026	759,633	533,018	768,651
Financial Services (3)	235,626	286,608	166,012	166,012
Lennar Other	7,148	7,148	60,882	60,882
	$900,353	1,133,103	840,851	1,076,663
(1)Limited to investments in unconsolidated VIEs, except as noted below.
(2)As of May 31, 2020 and November 30, 2019, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $163.9 million and $224.2 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.
(3)As of May 31, 2020, the maximum exposure to loss of Financial Services' investments in unconsolidated entities included a note receivable.
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
During the six months ended May 31, 2020, consolidated inventory not owned increased by $86.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2020. The increase was primarily related to the consolidation of option contracts, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

under development in the accompanying condensed consolidated balance sheet as of May 31, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $282.1 million and $320.5 million at May 31, 2020 and November 30, 2019, respectively. Additionally, the Company had posted $72.5 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2020 and November 30, 2019, respectively. As a result of the COVID-19 pandemic, the Company reviewed its option contracts as of May 31, 2020 and had no write-offs of costs related to option contracts because of the COVID-19 pandemic during the three months ended May 31, 2020.

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
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional information about the Company's leases:

(Dollars in thousands)	May 31, 2020
Right-of-use assets	$128,423
Lease liabilities	$137,795
Weighted-average remaining lease term (in years)	2.9
Weighted-average discount rate	3.0%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at May 31, 2020 were as follows:

(Dollars in thousands)	Lease Payments
2020	$17,791
2021	36,544
2022	28,543
2023	21,349
2024	15,429
2025 and thereafter	30,004
Total future minimum lease payments (1)	$149,660
Less: Interest (2)	11,865
Present value of lease liabilities (2)	$137,795
(1)Total future minimum lease payments exclude variable lease costs of $11.3 million and short-term lease costs of $2.3 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of May 31, 2020, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. The Company recognized the lease liabilities on its condensed consolidated balance sheets within other liabilities.
Rental expense for the six months ended May 31, 2020 was $41.1 million. Payments on lease liabilities during the six months ended May 31, 2020 totaled $29.0 million. Rental expense includes costs for all leases. On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the six months ended May 31, 2020, the Company had an immaterial amount of sublease income.
(12)New Accounting Pronouncements
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 will be effective for the Company’s fiscal year beginning December 1, 2022. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the Company's condensed consolidated financial statements.
(13)Supplemental Financial Information
The indentures governing the Company’s senior notes require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2020 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to the Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2020 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Balance Sheet
May 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,000,333	695,182	12,230	—	1,707,745
Inventories	—	17,528,852	418,554	—	17,947,406
Investments in unconsolidated entities	—	971,058	1,986	—	973,044
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	392,355	468,610	251,743	(32,522)	1,080,186
Investments in subsidiaries	10,270,732	21,757	—	(10,292,489)	—
Intercompany	12,267,017	—	—	(12,267,017)	—
	23,930,437	23,127,818	684,513	(22,592,028)	25,150,740
Financial Services	—	249,999	2,329,154	(1,348)	2,577,805
Multifamily	—	—	1,127,929	—	1,127,929
Lennar Other	—	187,352	281,789	(16,590)	452,551
Total assets	$23,930,437	23,565,169	4,423,385	(22,609,966)	29,309,025
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$832,049	1,821,132	331,807	(50,460)	2,934,528
Liabilities related to consolidated inventory not owned	—	344,074	—	—	344,074
Senior notes and other debts payable	6,555,685	865,539	74,450	—	7,495,674
Intercompany	—	10,145,745	2,121,272	(12,267,017)	—
	7,387,734	13,176,490	2,527,529	(12,317,477)	10,774,276
Financial Services	—	30,344	1,633,204	—	1,663,548
Multifamily	—	—	222,387	—	222,387
Lennar Other	—	—	16,190	—	16,190
Total liabilities	7,387,734	13,206,834	4,399,310	(12,317,477)	12,676,401
Total stockholders’ equity	16,542,703	10,358,335	(65,846)	(10,292,489)	16,542,703
Noncontrolling interests	—	—	89,921		89,921
Total equity	16,542,703	10,358,335	24,075	(10,292,489)	16,632,624
Total liabilities and equity	$23,930,437	23,565,169	4,423,385	(22,609,966)	29,309,025

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	4,939,857	9,627	—	4,949,484
Financial Services	—	35,534	166,712	(5,983)	196,263
Multifamily	—	—	123,117	—	123,117
Lennar Other	—	—	18,509	—	18,509
Total revenues	—	4,975,391	317,965	(5,983)	5,287,373
Cost and expenses:
Homebuilding	—	4,302,960	13,304	(2,933)	4,313,331
Financial Services	—	21,146	93,176	(3,967)	110,355
Multifamily	—	—	123,473	—	123,473
Lennar Other	—	—	(1,072)	—	(1,072)
Corporate general and administrative	80,544	1,641	—	1,266	83,451
Total costs and expenses	80,544	4,325,747	228,881	(5,634)	4,629,538
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(9,222)	122	—	(9,100)
Homebuilding other income (expense), net	(349)	2,809	1,499	349	4,308
Financial Services gain on deconsolidation	—	61,418	—	—	61,418
Multifamily equity in loss from unconsolidated entities	—	—	(282)	—	(282)
Lennar Other equity in loss from unconsolidated entities	—	(3,922)	(22,720)	—	(26,642)
Lennar Other income (expense), net	—	6	(10,966)	—	(10,960)
Earnings (loss) before income taxes	(80,893)	700,733	56,737	—	676,577
Benefit (provision) for income taxes	22,411	(165,874)	(17,016)	—	(160,479)
Equity in earnings from subsidiaries	575,888	56,130	—	(632,018)	—
Net earnings (including net loss attributable to noncontrolling interests)	517,406	590,989	39,721	(632,018)	516,098
Less: Net loss attributable to noncontrolling interests	—	—	(1,308)	—	(1,308)
Net earnings attributable to Lennar	$517,406	590,989	41,029	(632,018)	517,406
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(338)	—	(338)
Reclassification adjustments for gains included in earnings, net of tax	—	—	(452)	—	(452)
Total other comprehensive loss, net of tax	$—	—	(790)	—	(790)
Total comprehensive income attributable to Lennar	$517,406	590,989	40,239	(632,018)	516,616
Total comprehensive loss attributable to noncontrolling interests	$—	—	(1,308)	—	(1,308)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,175,289	20,310	—	5,195,599
Financial Services	—	36,353	172,729	(4,866)	204,216
Multifamily	—	—	147,412	—	147,412
Lennar Other	—	—	15,663	—	15,663
Total revenues	—	5,211,642	356,114	(4,866)	5,562,890
Cost and expenses:
Homebuilding	—	4,561,235	19,594	6,430	4,587,259
Financial Services	—	20,829	139,510	(12,340)	147,999
Multifamily	—	—	148,716	—	148,716
Lennar Other	—	—	3,194	—	3,194
Corporate general and administrative	74,321	527	—	1,265	76,113
Total costs and expenses	74,321	4,582,591	311,014	(4,645)	4,963,281
Homebuilding equity in earnings from unconsolidated entities	—	19,537	77	—	19,614
Homebuilding other income (expense), net	(222)	(48,550)	2,386	221	(46,165)
Multifamily equity in loss from unconsolidated entities and other gain	—	—	(3,018)	—	(3,018)
Lennar Other equity in loss from unconsolidated entities	—	(4,239)	(739)	—	(4,978)
Lennar Other expense, net	—	—	(5,663)	—	(5,663)
Earnings (loss) before income taxes	(74,543)	595,799	38,143	—	559,399
Benefit (provision) for income taxes	18,653	(148,736)	(10,447)	—	(140,530)
Equity in earnings from subsidiaries	477,362	28,703	—	(506,065)	—
Net earnings (including net loss attributable to noncontrolling interests)	421,472	475,766	27,696	(506,065)	418,869
Less: Net loss attributable to noncontrolling interests	—	—	(2,603)	—	(2,603)
Net earnings attributable to Lennar	$421,472	475,766	30,299	(506,065)	421,472
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	561	—	561
Reclassification adjustments for gains included in net earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	$—	—	385	—	385
Total comprehensive income attributable to Lennar	$421,472	475,766	30,684	(506,065)	421,857
Total comprehensive loss attributable to noncontrolling interests	$—	—	(2,603)	—	(2,603)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	9,096,000	25,600	—	9,121,600
Financial Services	—	64,528	342,365	(11,969)	394,924
Multifamily	—	—	255,734	—	255,734
Lennar Other	—	—	20,452	—	20,452
Total revenues	—	9,160,528	644,151	(11,969)	9,792,710
Cost and expenses:
Homebuilding	—	7,987,657	30,647	(7,167)	8,011,137
Financial Services	—	37,599	230,727	(6,627)	261,699
Multifamily	—	—	260,821	—	260,821
Lennar Other	—	—	1,502	—	1,502
Corporate general and administrative	164,554	3,213	—	2,531	170,298
Total costs and expenses	164,554	8,028,469	523,697	(11,263)	8,705,457
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(13,956)	310	—	(13,646)
Homebuilding other income (expense), net	(706)	(8,239)	3,181	706	(5,058)
Financial Services gain on deconsolidation	—	61,418	—	—	61,418
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	6,234	—	6,234
Lennar Other equity in loss from unconsolidated entities	—	(8,852)	(17,671)	—	(26,523)
Lennar Other income (expense), net	—	6	(9,555)	—	(9,549)
Earnings (loss) before income taxes	(165,260)	1,162,436	102,953	—	1,100,129
Benefit (provision) for income taxes	28,739	(191,711)	(29,836)	—	(192,808)
Equity in earnings from subsidiaries	1,052,379	80,835	—	(1,133,214)	—
Net earnings (including net loss attributable to noncontrolling interests)	915,858	1,051,560	73,117	(1,133,214)	907,321
Less: Net loss attributable to noncontrolling interests	—	—	(8,537)	—	(8,537)
Net earnings attributable to Lennar	$915,858	1,051,560	81,654	(1,133,214)	915,858
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(384)	—	(384)
Reclassification adjustments for gain included in earnings, net of tax	—	—	(452)	—	(452)
Total other comprehensive loss, net of tax	$—	—	(836)	—	(836)
Total comprehensive income attributable to Lennar	$915,858	1,051,560	80,818	(1,133,214)	915,022
Total comprehensive loss attributable to noncontrolling interests	$—	—	(8,537)	—	(8,537)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	8,789,330	29,990	—	8,819,320
Financial Services	—	85,270	271,978	(9,721)	347,527
Multifamily	—	—	244,806	—	244,806
Lennar Other	—	—	19,319	—	19,319
Total revenues	—	8,874,600	566,093	(9,721)	9,430,972
Cost and expenses:
Homebuilding	—	7,787,164	31,901	7,029	7,826,094
Financial Services	—	59,207	231,778	(18,647)	272,338
Multifamily	—	—	249,894	—	249,894
Lennar Other	—	—	4,816	—	4,816
Corporate general and administrative	151,850	1,076	—	2,530	155,456
Total costs and expenses	151,850	7,847,447	518,389	(9,088)	8,508,598
Homebuilding equity in earnings from unconsolidated entities	—	5,586	272	—	5,858
Homebuilding other income (expense), net	(630)	(50,946)	3,243	633	(47,700)
Multifamily equity in earnings from unconsolidated entities	—	—	7,563	—	7,563
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(7,585)	10,937	—	3,352
Lennar Other expense, net	—	—	(12,924)	—	(12,924)
Earnings (loss) before income taxes	(152,480)	974,208	56,795	—	878,523
Benefit (provision) for income taxes	38,090	(242,575)	(15,745)	—	(220,230)
Equity in earnings from subsidiaries	775,772	33,476	—	(809,248)	—
Net earnings (including net earnings attributable to noncontrolling interests)	661,382	765,109	41,050	(809,248)	658,293
Less: Net loss attributable to noncontrolling interests	—	—	(3,089)	—	(3,089)
Net earnings attributable to Lennar	$661,382	765,109	44,139	(809,248)	661,382
Other comprehensive loss, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	769	—	769
Reclassification adjustments for gains included in earnings, net of tax	—	—	(176)	—	(176)
Total other comprehensive income, net of tax	$—	—	593	—	593
Total comprehensive income attributable to Lennar	$661,382	765,109	44,732	(809,248)	661,975
Total comprehensive loss attributable to noncontrolling interests	$—	—	(3,089)	—	(3,089)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$915,858	1,051,560	73,117	(1,133,214)	907,321
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,052,379	80,835	—	(1,133,214)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(980,620)	(149,064)	399,952	1,133,214	403,482
Net cash provided by operating activities	987,617	983,331	473,069	(1,133,214)	1,310,803
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities/deconsolidation of a previously consolidated entity, net of distributions of capital	—	(17,986)	(169,705)	—	(187,691)
Proceeds from the sales of operating properties and equipment and other assets	—	29,727	—	—	29,727
Other	(1,767)	28,454	(42,765)	—	(16,078)
Intercompany	(58,949)	—	—	58,949	—
Net cash provided by (used in) investing activities	(60,716)	40,195	(212,470)	58,949	(174,042)
Cash flows from financing activities:
Net borrowings (repayments) under warehouse facilities	—	404	(310,620)	—	(310,216)
Net borrowings (repayments) on senior notes, other borrowings, other liabilities, and other notes payable	(267,708)	(123,505)	127,097	—	(264,116)
Common stock:
Repurchases	(296,093)	—	—	—	(296,093)
Dividends	(78,145)	(1,051,560)	(81,654)	1,133,214	(78,145)
Intercompany	—	39,591	19,358	(58,949)	—
Net cash used in financing activities	(641,946)	(1,135,070)	(245,819)	1,074,265	(948,570)
Net increase (decrease) in cash and cash equivalents and restricted cash	284,955	(111,544)	14,780	—	188,191
Cash and cash equivalents and restricted cash at beginning of period	713,828	532,304	222,559	—	1,468,691
Cash and cash equivalents and restricted cash at end of period	$998,783	420,760	237,339	—	1,656,882

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$661,382	765,109	41,050	(809,248)	658,293
Distributions of earnings from guarantor and non-guarantor subsidiaries	775,772	33,476	—	(809,248)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(819,869)	(1,222,713)	145,151	809,248	(1,088,183)
Net cash provided by (used in) operating activities	617,285	(424,128)	186,201	(809,248)	(429,890)
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities, net of distributions of capital	—	(99,052)	11,716	—	(87,336)
Proceeds from sales of real estate owned	—	—	4,210	—	4,210
Proceeds from sale of investment in unconsolidated entity	—	—	17,790	—	17,790
Proceeds from sales of Financial Services' businesses	—	21,317	3,129	—	24,446
Other	(170)	(30,185)	(20,341)	—	(50,696)
Intercompany	(1,263,527)	—	—	1,263,527	—
Net cash provided by (used in) investing activities	(1,263,697)	(107,920)	16,504	1,263,527	(91,586)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	550,000	—	—	—	550,000
Net borrowings (repayments) under warehouse facilities	—	170	(365,354)	—	(365,184)
Net borrowings (repayments) on convertible senior notes, other borrowings, other liabilities, and other notes payable	—	(101,052)	3,657	—	(97,395)
Net repayments related to noncontrolling interests	—	—	(14,380)	—	(14,380)
Common stock:
Issuances	634	—	—	—	634
Repurchases	(101,229)	—	—	—	(101,229)
Dividends	(25,877)	(765,109)	(44,139)	809,248	(25,877)
Intercompany	—	1,057,135	206,392	(1,263,527)	—
Net cash provided by (used in) financing activities	423,528	191,144	(213,824)	(454,279)	(53,431)
Net decrease in cash and cash equivalents and restricted cash	(222,884)	(340,904)	(11,119)	—	(574,907)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,603	249,681	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$401,810	380,699	238,562	—	1,021,071

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential continuing negative impact of the ongoing coronavirus ("COVID-19") pandemic, the duration, impact and severity of which is highly uncertain; an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors related to COVID-19 force us to delay or terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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
Outlook
Early in the second quarter, the economy was shuttering and unemployment was rising rapidly as the coronavirus (“COVID-19”) pandemic was dramatically affecting the United States economy in general and our business specifically. While the economy is still trying to recover after the shut-down, the homebuilding industry only stalled from mid-March through April. By the end of April, most states and municipalities across the country had deemed housing an essential service, which enabled us to continue building, selling, and delivering homes to our customers. During May and for the first few weeks of June, the market for new homes had steadily strengthened in almost all areas where we have communities under development. We believe this is the result of low interest rates and short supply, together with what appears to be a desire by many people to move out of crowded urban areas into new homes in the suburbs. The strength in the market may also be partially attributable to pent up demand from the earlier part of our second quarter when more restrictive stay at home orders were in place in many of our markets and when public concern over COVID-19 was much greater.

Our first priority with regard to the COVID-19 pandemic was to do everything we could to ensure the safety, health and hygiene of our associates, customers, suppliers and others with whom we partner in our business activities. We, like many businesses, required or permitted many of our associates to work remotely. This did not seem to have had a material negative impact on our business activities. However, it did require us to increase our cybersecurity monitoring. Subject to that and through the use of appropriate risk mitigation and safety practices, we continued to strategically manage our business in this unprecedented environment in which we find ourselves. Part of our strategy included accelerating various technology initiatives to accommodate our safety first mandate and to continue our business in these difficult times. We are selling homes in person by appointment, virtually or by self-guided tours. Additionally, we are implementing a virtual new home orientation process so our home buyers can walk and view their completed home via FaceTime and even get keys to the front door digitally. Additionally we have increased the number of digital closings, with digital document signings and where permitted digital notarization.

We have worked closely with our trade partners, including through our focus on an even flow approach to production, which enabled our trade partners to lower their costs and reduce their prices to us. This drove a year-over-year 200-basis point improvement in cost as a percentage of revenue in the second quarter. Also in our second quarter, our cost per square foot was down 130 basis points from the prior quarter and 240 basis from the same period in the prior year. The benefit of pricing power and reduced costs will not all flow through to margins, as we are also focused on producing affordable housing. However, we do expect further margin improvement during the remainder of 2020.

We also slowed our land purchases, land development activities and home starts. As a result, our land positions were temporarily altered, and we ended the quarter with a 3.9 year supply of land owned, compared to a 4.5 year supply of land owned in the second quarter of 2019. The portion of land we controlled through options or similar agreements was 32%, up from 25% last year. As home sales started to recover, we restarted our development activities. However, because of the mid-March through April slowdown in construction at some of our communities, we expect to have fewer deliveries in the third and fourth quarters. We expect to deliver between 50,500 and 51,000 homes in fiscal year 2020. While community count is difficult to predict, particularly in the current environment with municipal offices shutting down and being less available to provide permits for land development, we expect our community count to dip slightly in the third quarter and stabilize in the fourth quarter.

Our Lennar Financial Services business continues to lead the way for the Company on innovation and enhanced customer experiences. Confronted with limitations on the ability of borrowers to engage in normal mortgage borrowing procedures, our Lennar Financial Services business accelerated its rollout of certain technologies that enabled it to have a strong second quarter in spite of those limitations. These enhancements represent a permanent improvement in our mortgage processing procedures.

In our Multifamily business, despite the disruptions to businesses and employment resulting from the COVID-19 pandemic, occupancy in the properties in which we have investments did not change substantially, and we did not encounter a significant increase in rent delinquencies. We believe the reason we were not substantially affected by people moving from urban apartments to single family homes is because people are leaving the lower quality, less-amenitized apartments, but not higher quality residential buildings such as those offered by our Multifamily business.

There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it and therefore, the unpredictable environment in our country will evolve over time. However, we believe that we will be well positioned through hard work, focused leadership, and innovative technology.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry can alter seasonal patterns as noted in the Outlook section.
Our net earnings attributable to Lennar were $517.4 million, or $1.65 per diluted share ($1.66 per basic share), in the second quarter of 2020, compared to net earnings attributable to Lennar of $421.5 million, or $1.30 per diluted share ($1.31 per basic share), in the second quarter of 2019. Our net earnings attributable to Lennar were $915.9 million, or $2.91 per diluted share ($2.92 per basic share), in the six months ended May 31, 2020, compared to net earnings attributable to Lennar of $661.4 million, or $2.03 per diluted share ($2.05 per basic share), in the six months ended May 31, 2019.

Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,925,081	—	—	—	—	4,925,081
Sales of land	19,833	—	—	—	—	19,833
Other revenues	4,570	196,263	123,117	18,509	—	342,459
Total revenues	4,949,484	196,263	123,117	18,509	—	5,287,373
Costs and expenses:
Costs of homes sold	3,862,771	—	—	—	—	3,862,771
Costs of land sold	43,369	—	—	—	—	43,369
Selling, general and administrative expenses	407,191	—	—	—	—	407,191
Other costs and expenses	—	110,355	123,473	(1,072)	—	232,756
Total costs and expenses	4,313,331	110,355	123,473	(1,072)	—	4,546,087
Equity in loss from unconsolidated entities	(9,100)	—	(282)	(26,642)	—	(36,024)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other income (expense), net	4,308	—	—	(10,960)	—	(6,652)
Operating earnings (loss)	$631,361	147,326	(638)	(18,021)	—	760,028
Corporate general and administrative expenses	—	—	—	—	83,451	83,451
Earnings (loss) before income taxes	$631,361	147,326	(638)	(18,021)	(83,451)	676,577

	Three Months Ended May 31, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,176,116	—	—	—	—	5,176,116
Sales of land	16,455	—	—	—	—	16,455
Other revenues	3,028	204,216	147,412	15,663	—	370,319
Total revenues	5,195,599	204,216	147,412	15,663	—	5,562,890
Costs and expenses:
Costs of homes sold	4,137,529	—	—	—	—	4,137,529
Costs of land sold	14,008	—	—	—	—	14,008
Selling, general and administrative expenses	435,722	—	—	—	—	435,722
Other costs and expenses	—	147,999	148,716	3,194	—	299,909
Total costs and expenses	4,587,259	147,999	148,716	3,194	—	4,887,168
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	19,614	—	(3,018)	(4,978)	—	11,618
Other expense, net	(46,165)	—	—	(5,663)	—	(51,828)
Operating earnings (loss)	$581,789	56,217	(4,322)	1,828	—	635,512
Corporate general and administrative expenses	—	—	—	—	76,113	76,113
Earnings (loss) before income taxes	$581,789	56,217	(4,322)	1,828	(76,113)	559,399

	Six Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$9,065,848	—	—	—	—	9,065,848
Sales of land	46,700	—	—	—	—	46,700
Other revenues	9,052	394,924	255,734	20,452	—	680,162
Total revenues	9,121,600	394,924	255,734	20,452	—	9,792,710
Costs and expenses:
Costs of homes sold	7,154,550	—	—	—	—	7,154,550
Costs of land sold	70,504	—	—	—	—	70,504
Selling, general and administrative expenses	786,083	—	—	—	—	786,083
Other costs and expenses	—	261,699	260,821	1,502	—	524,022
Total costs and expenses	8,011,137	261,699	260,821	1,502	—	8,535,159
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(13,646)	—	6,234	(26,523)	—	(33,935)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other expense, net	(5,058)	—	—	(9,549)	—	(14,607)
Operating earnings (loss)	$1,091,759	194,643	1,147	(17,122)	—	1,270,427
Corporate general and administrative expenses	—	—	—	—	170,298	170,298
Earnings (loss) before income taxes	$1,091,759	194,643	1,147	(17,122)	(170,298)	1,100,129

	Six Months Ended May 31, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,784,245	—	—	—	—	8,784,245
Sales of land	30,238	—	—	—	—	30,238
Other revenues	4,837	347,527	244,806	19,319	—	616,489
Total revenues	8,819,320	347,527	244,806	19,319	—	9,430,972
Homebuilding costs and expenses:
Costs of homes sold	7,019,579	—	—	—	—	7,019,579
Costs of land sold	27,534	—	—	—	—	27,534
Selling, general and administrative	778,981	—	—	—	—	778,981
Other costs and expenses	—	272,338	249,894	4,816		527,048
Total costs and expenses	7,826,094	272,338	249,894	4,816	—	8,353,142
Equity in earnings from unconsolidated entities and Multifamily other gain	5,858	—	7,563	3,352	—	16,773
Other expense, net	(47,700)	—	—	(12,924)	—	(60,624)
Operating earnings	$951,384	75,189	2,475	4,931	—	1,033,979
Corporate general and administrative expenses	—	—	—	—	155,456	155,456
Earnings (loss) before income taxes	$951,384	75,189	2,475	4,931	(155,456)	878,523
Three Months Ended May 31, 2020 versus Three Months Ended May 31, 2019
Revenues from home sales decreased 5% in the second quarter of 2020 to $4.9 billion from $5.2 billion in the second quarter of 2019. Revenues were lower primarily due to a 4% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, of 12,653 homes in the second quarter of 2020 were flat compared to 12,706 homes in the second quarter of 2019, as a result of the COVID-19 pandemic and the economic shutdown. The average sales price of homes delivered was $389,000 in the second quarter of 2020, compared to $407,000 in the second quarter of 2019. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and regional product mix due to COVID-19 stay-at-home orders in certain higher priced markets.

Gross margin on home sales was $1.1 billion, or 21.6%, in the second quarter of 2020, compared to $1.0 billion, or 20.1% in the second quarter of 2019. The gross margin percentage on home sales increased primarily due to our continued focus on reducing construction costs. Loss on land sales in the second quarter of 2020 was $23.5 million, primarily due to a write-off of costs as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco. Gross margin on land sales were $2.4 million in the second quarter of 2019.
Selling, general and administrative expenses were $407.2 million in the second quarter of 2020, compared to $435.7 million in the second quarter of 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.3% in the second quarter of 2020, from 8.4% in the second quarter of 2019.
Operating earnings for our Financial Services segment were $150.6 million in the second quarter of 2020 (which included $147.3 million of operating earnings and an add back of $3.3 million of net loss attributable to noncontrolling interests) compared to $62.5 million in the second quarter of 2019 (which included $56.2 million of operating earnings and an add back of $6.3 million of net loss attributable to noncontrolling interests). Operating earnings increased due to an improvement in the mortgage business as a result of an increase in volume and margin, as well as reductions in loan origination costs and a $5.0 million gain on the sale of a servicing portfolio. Additionally, our Financial Services segment recorded a $61.4 million gain on the deconsolidation of a previously consolidated entity.
Operating loss for our Multifamily segment was $0.6 million in the second quarter of 2020, compared to $4.3 million ($3.9 million net of noncontrolling interest) in the second quarter of 2019. Operating loss for our Lennar Other segment was $18.0 million in the second quarter of 2020 primarily due to a $25.0 million write-down of assets held by Rialto legacy funds because of disruption in the capital markets as a result of COVID-19 and the economic shutdown. This compared to operating earnings of $1.8 million ($2.2 million net of noncontrolling interest) in the second quarter of 2019.
Six Months Ended May 31, 2020 versus Six Months Ended May 31, 2019
Revenues from home sales increased 3% in the six months ended May 31, 2020 to $9.1 billion from $8.8 billion in the six months ended May 31, 2019. Revenues were higher primarily due to a 7% increase in the number of home deliveries, excluding unconsolidated entities. Despite new home deliveries in the second quarter of 2020 being consistent with the second quarter of 2019 as a result of COVID-19 and the economic shutdown, new home deliveries, excluding unconsolidated entities, increased to 22,966 homes in the six months ended May 31, 2020 from 21,508 homes in the six months ended May 31, 2019, as a result of an increase in home deliveries in all of Homebuilding's segments except Other. The average sales price of homes delivered was $395,000 in the six months ended May 31, 2020, compared to $408,000 in the six months ended May 31, 2019. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and regional product mix due to COVID-19 stay-at-home orders in certain higher priced markets.
Gross margin on home sales was $1.9 billion, or 21.1%, in the six months ended May 31, 2020, compared to $1.8 billion, or 20.1% in the six months ended May 31, 2019. The gross margin percentage on home sales increased primarily due to our continued focus on reducing construction costs. Loss on land sales in the six months ended May 31, 2020 was $23.8 million, primarily due to a write-off of costs as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco. Gross margin on land sales were $2.7 million in the six months ended May 31, 2019.
Selling, general and administrative expenses were $786.1 million in the six months ended May 31, 2020, compared to $779.0 million in the six months ended May 31, 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.7% in the six months ended May 31, 2020, from 8.9% in the six months ended May 31, 2019.
Operating earnings for our Financial Services segment were $208.8 million in the six months ended May 31, 2020 (which included $194.6 million of operating earnings and an add back of $14.1 million of net loss attributable to noncontrolling interests), compared to $84.2 million in the six months ended May 31, 2019 (which included $75.2 million of operating earnings and an add back of $9.1 million of net loss attributable to noncontrolling interests). Operating earnings increased due to an improvement in the mortgage and title businesses as a result of an increase in volume and margin, as well as reductions in loan origination costs and a $5.0 million gain on the sale of a servicing portfolio. Additionally, our Financial Services segment recorded a $61.4 million gain on the deconsolidation of a previously consolidated entity.
Operating earnings for our Multifamily segment were $1.1 million in the six months ended May 31, 2020, compared to $2.5 million ($2.9 million net of noncontrolling interest) in the six months ended May 31, 2019. Operating loss for our Lennar Other segment was $17.1 million in the six months ended May 31, 2020 primarily due to a $25.0 million write-down of assets held by Rialto legacy funds because of disruption in the capital markets as a result of COVID-19 and the economic shutdown.

This compared to operating earnings of $4.9 million ($5.2 million net of noncontrolling interest) in the six months ended May 31, 2019.
For the six months ended May 31, 2020 and May 31, 2019, we had a tax provision of $192.8 million and $220.2 million, respectively, which resulted in an overall effective income tax rate of 17.4% and 25.0%, respectively. The reduction in the overall effective income tax rate is primarily due to the extension of the new energy efficient home tax credit during the first quarter of 2020.
Homebuilding Segments
At May 31, 2020, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, North Carolina, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2020
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,576,083	1,218,337	22.7%	$221,798	(1,093)	1,592	218	7,211	229,726
Central	684,440	561,076	18.0%	66,269	247	638	19	(108)	67,065
Texas	694,110	530,004	23.6%	98,566	1,524	250	1	(454)	99,887
West	1,957,435	1,533,513	21.7%	279,509	(776)	1,914	(40)	(513)	280,094
Other (2)	13,013	19,841	(52.5)%	(11,023)	(23,438)	176	(9,298)	(1,828)	(45,411)
Totals	$4,925,081	3,862,771	21.6%	$655,119	(23,536)	4,570	(9,100)	4,308	631,361

	Three Months Ended May 31, 2019
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,732,216	1,374,798	20.6%	$208,535	1,633	1,110	(135)	(679)	210,464
Central	609,195	500,071	17.9%	54,684	171	112	69	308	55,344
Texas	687,011	547,648	20.3%	75,055	811	201	278	(971)	75,374
West	2,140,637	1,706,645	20.3%	270,321	(168)	425	(186)	2,512	272,904
Other (2)	7,057	8,367	(18.6)%	(5,730)	—	1,180	19,588	(47,335)	(32,297)
Totals	$5,176,116	4,137,529	20.1%	$602,865	2,447	3,028	19,614	(46,165)	581,789

	Six Months Ended May 31, 2020
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,978,755	2,303,446	22.7%	$403,093	(1,836)	3,275	577	(378)	404,731
Central	1,219,186	1,014,467	16.8%	94,203	(388)	868	572	1,282	96,537
Texas	1,157,907	890,278	23.1%	151,693	3,197	767	204	(2,901)	152,960
West	3,688,948	2,912,803	21.0%	498,016	(1,339)	3,728	3,900	696	505,001
Other (2)	21,052	33,556	(59.4)%	(21,790)	(23,438)	414	(18,899)	(3,757)	(67,470)
Totals	$9,065,848	7,154,550	21.1%	$1,125,215	(23,804)	9,052	(13,646)	(5,058)	1,091,759

	Six Months Ended May 31, 2019
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,954,860	2,344,664	20.7%	$342,821	4,005	1,719	(234)	(2,464)	345,847
Central	1,042,320	858,432	17.6%	84,749	574	276	138	533	86,270
Texas	1,099,440	879,750	20.0%	107,044	2,275	255	158	(2,080)	107,652
West	3,678,141	2,923,392	20.5%	464,217	(4,149)	1,407	(497)	2,587	463,565
Other (2)	9,484	13,341	(40.7)%	(13,146)	(1)	1,180	6,293	(46,276)	(51,950)
Totals	$8,784,245	7,019,579	20.1%	$985,685	2,704	4,837	5,858	(47,700)	951,384
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without any sales of homes revenue. Negative gross margins on sales of land for the three and six months ended May 31, 2020 was primarily due to a write-off of costs as a result of us not moving forward with a naval base development in Concord, California.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2020	2019	2020	2019	2020	2019
East	4,630	5,061	$1,582,360	1,735,165	$342,000	343,000
Central	1,763	1,568	684,440	609,195	388,000	389,000
Texas	2,462	2,149	694,110	687,011	282,000	320,000
West	3,804	3,934	1,957,435	2,140,638	515,000	544,000
Other	13	17	13,013	17,273	1,001,000	1,016,000
Total	12,672	12,729	$4,931,358	5,189,282	$389,000	408,000
Of the total homes delivered listed above, 19 homes with a dollar value of $6.3 million and an average sales price of $330,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2020, compared to 23 home deliveries with a dollar value of $13.2 million and an average sales price of $572,000 for the three months ended May 31, 2019.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2020	2019	2020	2019	2020	2019
East	8,695	8,673	$2,988,027	2,961,600	$344,000	341,000
Central	3,129	2,692	1,219,186	1,042,320	390,000	387,000
Texas	4,039	3,400	1,157,907	1,099,440	287,000	323,000
West	7,108	6,759	3,688,948	3,678,141	519,000	544,000
Other	22	25	21,052	25,032	957,000	1,001,000
Total	22,993	21,549	$9,075,120	8,806,533	$395,000	409,000
Of the total homes delivered listed above, 27 homes with a dollar value of $9.3 million and an average sales price of $343,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2020, compared to 41 home deliveries with a dollar value of $22.3 million and an average sales price of $544,000 for the six months ended May 31, 2019.
New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	At May 31,		May 31,		May 31,		May 31,
	2020	2019	2020	2019	2020	2019	2020	2019
East	423	458	4,919	5,591	$1,644,275	1,939,901	$334,000	347,000
Central	246	253	1,906	2,062	740,968	798,080	389,000	387,000
Texas	221	246	2,582	2,424	670,139	744,586	260,000	307,000
West	352	364	3,608	4,420	1,802,705	2,298,540	500,000	520,000
Other	3	4	—	21	—	15,238	—	726,000
Total	1,245	1,325	13,015	14,518	$4,858,087	5,796,345	$373,000	399,000
Of the total new orders listed above, 25 homes with a dollar value of $9.0 million and an average sales price of $361,000 represent new orders in four active communities from unconsolidated entities for the three months ended May 31, 2020, compared to 32 new orders with a dollar value of $15.1 million and an average sales price of $471,000 in five active communities for the three months ended May 31, 2019.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2020	2019	2020	2019	2020	2019
East	9,544	10,084	$3,241,573	3,461,332	$340,000	343,000
Central	3,679	3,484	1,436,466	1,335,676	390,000	383,000
Texas	4,581	3,848	1,243,218	1,201,545	271,000	312,000
West	7,573	7,532	3,928,337	3,928,354	519,000	522,000
Other	14	33	13,581	26,551	970,000	805,000
Total	25,391	24,981	$9,863,175	9,953,458	$388,000	398,000
Of the total new orders listed above, 51 homes with a dollar value of $17.1 million and an average sales price of $335,000 represent new orders from unconsolidated entities for the six months ended May 31, 2020, compared to 47 new orders with a dollar value of $24.8 million and an average sales price of $527,000 for the six months ended May 31, 2019.
(1)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2020 and May 31, 2019.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2020	2019	2020	2019	2020	2019
East (1)	7,676	8,499	$2,702,044	3,025,598	$352,000	356,000
Central	2,563	2,778	1,039,118	1,083,608	405,000	390,000
Texas	2,712	2,596	798,648	862,826	294,000	332,000
West	5,023	5,174	2,547,649	2,737,664	507,000	529,000
Other	1	14	1,138	10,507	1,138,000	751,000
Total	17,975	19,061	$7,088,597	7,720,203	$394,000	405,000
Of the total homes in backlog listed above, 55 homes with a backlog dollar value of $18.0 million and an average sales price of $327,000 represent the backlog from unconsolidated entities at May 31, 2020, compared to 13 homes with a backlog dollar value of $5.2 million and an average sales price of $397,000 at May 31, 2019.
(1)During both the three and six months ended May 31, 2019, we acquired 13 homes in backlog.
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
Three Months Ended May 31, 2020 versus Three Months Ended May 31, 2019
Homebuilding East: Revenues from home sales decreased in the second quarter of 2020 compared to the second quarter of 2019, primarily due to a decrease in the number of home deliveries in the Carolinas, Florida and Pennsylvania. The decrease in the number of home deliveries was primarily due to the effects of COVID-19 and the economic shutdown. The average sales price of homes delivered was consistent in the second quarter of 2020 compared to the second quarter of 2019. Gross margin percentage on home deliveries in the second quarter of 2020 improved compared to the same period last year primarily due to reducing our construction costs.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2020 compared to the second quarter of 2019, primarily due to an increase in the number of home deliveries in all the states in the segment, except in Virginia and Minnesota. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The average sales price of homes delivered was consistent in the second quarter of 2020 compared to the second quarter of 2019. Gross margin percentage on home deliveries in the second quarter of 2020 improved slightly compared to the same period last year primarily due to reducing our construction costs.
Homebuilding Texas: Revenues from home sales increased in the second quarter of 2020 compared to the second quarter of 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the second quarter of 2020 improved compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales decreased in the second quarter of 2020 compared to the second quarter of 2019, primarily due to a decrease in the number of home deliveries in all states of the segment except Arizona and due to a decrease in the average sales price of homes delivered in all states of the segment except Utah. The decrease in the number of home deliveries in all states of the segment except Arizona was primarily due to the effects of COVID-19 and the economic shutdown. The increase in the number of home deliveries in Arizona was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered in all states of the segment except Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities due to COVID-19 stay-at-home orders in certain high priced markets. The increase in the average sales price of homes delivered in Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in higher-priced communities. Gross margin percentage on home deliveries in the second quarter of 2020 improved compared to the same period last year primarily due to reducing our construction costs.

Six Months Ended May 31, 2020 versus Six Months Ended May 31, 2019
Homebuilding East: Revenues from home sales increased slightly in the six months ended May 31, 2020 compared to the six months ended May 31, 2019, primarily due to an increase in the number of home deliveries in Florida, partially offset by a decrease in the number of home deliveries in the Carolinas and Pennsylvania. The increase in the number of home deliveries in Florida was primarily due to higher demand as the number of deliveries per active community increased during the first quarter, partially offset by the impact of COVID-19 and economic shutdown during the second quarter. The decrease in the number of home deliveries in the Carolinas and Pennsylvania was primarily due to the impact of COVID-19 and economic shutdown during the second quarter. The average sales price of homes delivered was consistent in the six months ended May 31, 2020, compared to the same period last year. Gross margin percentage on home deliveries in the six months ended May 31, 2020 improved compared to the same period last year primarily due to reducing our construction costs.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2020 compared to the six months ended May 31, 2019, primarily due to an increase in the number of home deliveries in all the states in the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. Gross margin percentage on home deliveries in the six months ended May 31, 2020 decreased compared to the same period last year primarily due to valuation adjustments taken in a few communities during the six months ended May 31, 2020.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2020 compared to the six months ended May 31, 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2020 improved compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales increased slightly in the six months ended May 31, 2020 compared to the second quarter of 2019, primarily due to an increase in the number of home deliveries in all states of the segment except Oregon, Utah and Washington, partially offset by a decrease in the average sales price of homes delivered in all states of the segment except Utah. The increase in the number of home deliveries in all states of the segment except Oregon, Utah and Washington was primarily due to higher demand as the number of deliveries per active community increased during the first quarter, partially offset by the impact of COVID-19 and economic shutdown during the second quarter. The decrease in the number of home deliveries in Oregon, Utah and Washington was primarily due to the impact of COVID-19 and economic shutdown during the second quarter. The decrease in the average sales price of homes delivered in all states of the segment except Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities due to COVID-19 stay-at-home orders in certain higher priced markets. The increase in the average sales price of homes delivered in Utah was primarily driven by a change in product mix due to a higher percentage of deliveries in higher-priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2020 improved compared to the same period last year primarily due to reducing our construction costs.
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
The following table sets forth selected financial and operational information related to our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2020	2019	2020	2019
Dollar value of mortgages originated	$3,258,000	2,620,000	$5,478,000	4,557,000
Number of mortgages originated	10,100	8,250	17,000	14,500
Mortgage capture rate of Lennar homebuyers	82%	75%	79%	74%
Number of title and closing service transactions	14,400	13,500	25,500	28,100

At May 31, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.9 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. Our Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
LMF Commercial
LMF Commercial originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the six months ended May 31, 2020, LMF Commercial originated commercial loans with a total principal balance of $417.7 million, all of which were recorded as loans held-for-sale and sold $457.4 million of commercial loans into three separate securitizations. As of May 31, 2020, there were $146.4 million of originated commercial loans were sold into a securitization trust but not settled and thus were included as receivables, net.
During the six months ended May 31, 2019, LMF Commercial originated commercial loans with a total principal balance of $720.6 million, of which $705.3 million were recorded as loans held-for-sale, and sold $500.5 million of loans into five separate securitizations.
Multifamily Segment
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets	May 31, 2020	November 30, 2019
(Dollars in thousands)
Multifamily investments in unconsolidated entities	$621,465	561,190
Lennar's net investment in Multifamily	888,218	829,537

Statements of Operations	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Number of operating properties/investments sold through joint ventures	—	—	2	2
Lennar's share of gains on the sale of operating properties/investments	$—	—	3,000	15,500
Despite widespread reductions in economic activity due to the COVID-19 pandemic, the properties in which the Multifamily segment has investments did not, overall, experience significant increases in vacancies or in delinquent rent payments to date.

(2) Financial Condition and Capital Resources
At May 31, 2020, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.7 billion, compared to $1.5 billion at November 30, 2019 and $1.0 billion at May 31, 2019.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the six months ended May 31, 2020 and May 31, 2019, cash provided by (used in) operating activities totaled $1.3 billion and ($429.9) million, respectively. During the six months ended May 31, 2020, cash provided by operating activities was impacted primarily by our net earnings and a decrease in loans held-for-sale of $481.6 million primarily related to the sale of loans originated by Financial Services, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $159.1 million and an increase in other assets of $148.1 million.
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
Investing Cash Flow Activities
During the six months ended May 31, 2020 and May 31, 2019, cash used in investing activities totaled $174.0 million and $91.6 million, respectively. During the six months ended May 31, 2020, our cash used in investing activities was primarily due to $302.8 million of investments in and contributions to unconsolidated entities and deconsolidation of a previously consolidated entity, which included (1) $31.2 million to Homebuilding unconsolidated entities; (2) $79.7 million to Multifamily unconsolidated entities; (3) $39.3 million in strategic technology investments included in our Lennar Other segment; and (4) derecognition of $152.5 million of cash as of the date of deconsolidation of a previously consolidated Financial Services entity. This was partially offset by distributions of capital from unconsolidated entities of $115.1 million, which primarily included (1) $33.4 million from Multifamily unconsolidated entities, (2) $36.4 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment and (3) $45.3 million from Homebuilding unconsolidated entities.
During the six months ended May 31, 2019, our cash used in investing activities was primarily due to cash contributions of $230.7 million to unconsolidated entities, which included (1) $136.3 million to Homebuilding unconsolidated entities, (2) $60.0 million to Multifamily unconsolidated entities primarily for working capital; and (3) $31.8 million to the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $140.9 million, which included (1) $52.4 million from Multifamily unconsolidated entities; (2) $46.5 million from Homebuilding unconsolidated entities; (3) $29.3 million from the unconsolidated Rialto real estate funds and strategic technology investments included in our Lennar Other segment; and (4) $12.7 million from Financial Services unconsolidated entities.

Financing Cash Flow Activities
During the six months ended May 31, 2020 and May 31, 2019, cash used in financing activities totaled $948.6 million and $53.4 million, respectively. During the six months ended May 31, 2020, cash used in financing activities was primarily impacted by (1) $310.2 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) the redemption of $300.0 million aggregate principal amount of our 6.625% senior notes due May 2020; (3) repurchases of our common stock, which included $288.5 million of repurchases under our repurchase program and $7.5 million of repurchases related to our equity compensation plan; and (4) $174.4 million of principal payments on notes payable and other borrowings. These were partially offset by $169.1 million of receipts related to noncontrolling interests.
During the six months ended May 31, 2019, cash used in financing activities was primarily impacted by $365.2 million of net repayments under our Financial Services' warehouse facilities, which included the RMF warehouse repurchase facilities, $123.7 million principal payment on other borrowings and repurchases of our common stock of $101.2 million, which included $98.8 million of repurchases of our stock under our repurchase program and $2.5 million of repurchases related to equity compensation plans, partially offset by $550.0 million of net borrowings under our Credit Facility and $28.6 million proceeds from other borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2020	November 30, 2019	May 31, 2019
Homebuilding debt	$7,495,674	7,776,638	9,390,941
Stockholders’ equity	16,542,703	15,949,517	15,159,304
Total capital	$24,038,377	23,726,155	24,550,245
Homebuilding debt to total capital	31.2%	32.8%	38.3%
Homebuilding debt	$7,495,674	7,776,638	9,390,941
Less: Homebuilding cash and cash equivalents	1,398,682	1,200,832	800,678
Net Homebuilding debt	$6,096,992	6,575,806	8,590,263
Net Homebuilding debt to total capital (1)	26.9%	29.2%	36.2%
(1)Net homebuilding debt to total capital is a non-GAAP financial measure defined as net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders' equity). We believe the ratio of net homebuilding debt to total capital is a relevant and a useful financial measure to investors in understanding the leverage employed in homebuilding operations. However, because net homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results.
At May 31, 2020, Homebuilding debt to total capital improved compared to May 31, 2019 and November 30, 2019, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings.
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
At May 31, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.45 billion with maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, as of the end of the fiscal quarter, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in our Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2019. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Our letter of credit and surety bond facilities are described below:

	May 31, 2020	November 30, 2019
(In thousands)
Performance letters of credit	$726,191	715,793
Financial letters of credit	220,264	184,075
Surety bonds	2,995,941	2,946,167
Anticipated future costs related to site improvements subject to performance surety bonds	1,496,571	1,427,145
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

Our Homebuilding average debt outstanding with an average rate of interest was as follows:

	Six Months Ended
(Dollars in thousands)	May 31, 2020	May 31, 2019
Homebuilding average debt outstanding	$8,171,686	$9,218,102
Average interest rate	4.9%	4.9%
Interest incurred	184,198	212,559
Under the amended Credit Facility agreement executed in April 2019 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375.0 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at May 31, 2020.
The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2020:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2020
Minimum net worth test	$7,928,483	11,090,017
Maximum leverage ratio	65.0%	33.0%
Liquidity test	1.00	3.81
At May 31, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
June 2020 (1)	$500,000
July 2020	300,000
January 2021	500,000
March 2021	300,000
Total - Residential facilities	$1,600,000
LMF Commercial facilities maturing:
November 2020	$200,000
December 2020 (2)	700,000
Total - LMF Commercial facilities	$900,000
Total	$2,500,000
(1)Subsequent to May 31, 2020, the maturity date was extended to June 2021.
(2)Includes $50.0 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of May 31, 2020.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	May 31, 2020	November 30, 2019
Borrowings under the residential facilities	$1,054,588	$1,374,063
Collateral under the residential facilities	1,085,503	1,423,650
Borrowings under the LMF Commercial facilities	227,003	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. The following table describes the repurchase of our Class A and Class B common stocks, under this program, for the three and six months ended May 31, 2020 and 2019:

	Three Months Ended				Six Months Ended
	May 31, 2020		May 31, 2019		May 31, 2020		May 31, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	—	—	1,000,000	—	4,250,000	115,000	2,000,000	—
Purchase amount	$—	$—	$51,783	$—	$282,274	$6,155	$98,781	$—
Average price per share	$—	$—	$51.76	$—	$66.42	$53.52	$49.37	$—
During the six months ended May 31, 2020, treasury stock increased due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program. During the six months ended May 31, 2019, treasury stock increased by 2.1 million shares of Class A common stock due primarily to our repurchase of 2.0 million shares of Class A common stock through our stock repurchase program.
On June 25, 2020, our Board of Directors declared a quarterly cash dividend of $0.125 per share on both our Class A and Class B common stock, payable on July 24, 2020 to holders of record at the close of business on July 10, 2020. On May 5, 2020, we paid cash dividends of $0.125 per share on both our Class A and Class B common stock to holders of record at the close of business on April 21, 2020, as declared by our Board of Directors on April 7, 2020. We declared and paid cash dividends of $0.04 per share on both our Class A and Class B common stock in each quarter for the year ended November 30, 2019.
Based on our current financial condition and credit relationships, we believe that, assuming the effects of the COVID-19 pandemic and resulting governmental actions on our operations do not significantly worsen for a protracted period, our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At May 31, 2020, we had equity investments in 49 homebuilding and land unconsolidated entities (of which three had recourse debt, 10 had non-recourse debt and 36 had no debt) compared to 50 homebuilding and land unconsolidated entities at November 30, 2019. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
As of May 31, 2020 and November 30, 2019, our recorded investments in Homebuilding unconsolidated entities were $973.0 million and $1.0 billion, respectively, while the underlying equity related to our investments in Homebuilding unconsolidated entities partners’ net assets as of both May 31, 2020 and November 30, 2019 were $1.3 billion. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of May 31, 2020 and November 30, 2019, the carrying amount of our investment in FivePoint was $376.9 million and $374.0 million, respectively.
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
The total debt of the Homebuilding unconsolidated entities in which we have investments was $1.1 billion as of both May 31, 2020 and November 30, 2019, of which our maximum recourse exposure was $4.9 million and $10.8 million as of May 31, 2020 and November 30, 2019, respectively. In most instances in which we have guaranteed debt of a Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral.
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
As of May 31, 2020 and November 30, 2019, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of May 31, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Maximum recourse debt exposure to Lennar	$4,932	—	—	4,932	—	—
Debt without recourse to Lennar	1,116,812	49,412	262,858	150,224	654,318	—
Land seller and CDD debt	9,045	—	—	—	—	9,045
Debt issuance costs	(12,415)	—	—	—	—	(12,415)
Total	$1,118,374	49,412	262,858	155,156	654,318	(3,370)
Multifamily: Investments in Unconsolidated Entities
At May 31, 2020, Multifamily had equity investments in 21 unconsolidated entities that are engaged in multifamily residential developments (of which 7 had non-recourse debt and 14 had no debt), compared to 19 unconsolidated entities at November 30, 2019. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2020 are included below:

	May 31, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$355,136	213,635
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,127,560	754,177
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	493,730	227,372
Lennar's remaining commitments	10,286	153,628
Distributions to Lennar during the six months ended May 31, 2020	19,969	—
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2020.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Debt without recourse to Lennar	$2,345,974	88,790	653,144	453,455	1,150,585	—
Debt issuance costs	(31,789)	—	—	—	—	(31,789)
Total	$2,314,185	88,790	653,144	453,455	1,150,585	(31,789)
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
As of May 31, 2020 and November 30, 2019, we had investments in strategic technology unconsolidated entities of $189.5 million and $124.3 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at May 31, 2020 and May 31, 2019:

	Controlled Homesites					Years of
May 31, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	28,763	13,608	42,371	77,370	119,741
Central	7,320	122	7,442	29,765	37,207
Texas	23,164	—	23,164	36,179	59,343
West	12,355	2,900	15,255	59,777	75,032
Other	—	8,681	8,681	2,071	10,752
Total homesites	71,602	25,311	96,913	205,162	302,075	3.9
% of total homesites			32%	68%

	Controlled Homesites					Years of
May 31, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	26,688	3,482	30,170	79,313	109,483
Central	6,627	132	6,759	32,559	39,318
Texas	23,119	—	23,119	35,987	59,106
West	8,066	4,493	12,559	63,757	76,316
Other	—	919	919	3,610	4,529
Total homesites	64,500	9,026	73,526	215,226	288,752	4.5
% of total homesites			25%	75%
(1)Based on trailing twelve months of home deliveries.
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Consolidated land purchase options are reflected in the accompanying condensed consolidated balance sheets as consolidated inventory not owned. Over the next several years, we plan to increase the controlled homesites to 50% of our entire homesite inventory from approximately 32% as of May 31, 2020. Recently, we have undertaken several strategic land initiatives which include acquiring fully developed homesites from regional developers and may also include building homes in bulk for landowners who will retain them as rental properties.
During the six months ended May 31, 2020, consolidated inventory not owned increased by $86.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2020. The increase was primarily due to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory that was consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to losses related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $282.1 million and $320.5 million at May 31, 2020 and November 30, 2019, respectively. Additionally, we had posted $72.5 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of May 31, 2020 and November 30, 2019, respectively.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. There was no outstanding borrowings under our Credit Facility as of May 31, 2020.
(3) New Accounting Pronouncements
See Note 12 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2020 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of May 31, 2020, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2020, borrowings under Financial Services' warehouse repurchase facilities totaled $1.1 billion under residential facilities and $227 million under LMF Commercial facilities.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2020

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2020	2021	2022	2023	2024	2025	Thereafter	Total	2020
LIABILITIES:
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$537.8	1,156.2	1,795.7	73.2	1,522.7	572.1	1,679.3	7,337.0	7,896.4
Average interest rate	2.7%	5.7%	4.8%	3.6%	5.0%	4.8%	4.9%	4.9%	—
Variable rate	$38.6	71.5	1.5	7.2	0.9	0.9	4.2	124.8	131.8
Average interest rate	3.0%	6.7%	3.9%	4.1%	3.3%	3.3%	3.3%	5.2%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	153.9	153.9	155.4
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,282.0	—	—	—	—	—	—	1,282.0	1,282.0
Average interest rate	2.4%	—	—	—	—	—	—	2.4%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
Variable rate	$4.3	—	—	—	—	—	—	4.3	4.3
Average interest rate	3.1%	—	—	—	—	—	—	3.1%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2019.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
We are a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
Our results of operations and financial condition may be adversely affected by the COVID-19 pandemic and resulting governmental actions.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The COVID-19 pandemic has caused the shutdown of large portions of our national economy. While portions of the national economy have begun to reopen, there is still significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. If the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2020	—	$—	—	10,860,271
April 1 to April 30, 2020	2,801	$37.55	—	10,860,271
May 1 to May 31, 2020	—	$—	—	10,860,271
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In January 2019, our Board of Directors authorized a stock repurchase program, which replaced the June 2001 stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration.
Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1*	Rule 13a-14(a) certification by Rick Beckwitt, Chief Executive Officer.
31.2*	Rule 13a-14(a) certification by Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
32.*	Section 1350 certifications by Rick Beckwitt, Chief Executive Officer, and Diane Bessette, Vice President, Chief Financial Officer and Treasurer.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, filed on July 6, 2020, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 6, 2020	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	July 6, 2020	/s/ David Collins
David Collins
Controller