Form 10-Q
period 2020-08-31
LENNAR CORP /NEW/
filed 2020-10-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock outstanding as of August 31, 2020:
Class A 275,115,747
Class B 37,621,166

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	August 31,	November 30,
	2020 (1)	2019 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,966,796	1,200,832
Restricted cash	11,959	9,698
Receivables, net	295,958	329,124
Inventories:
Finished homes and construction in progress	9,288,624	9,195,721
Land and land under development	7,987,149	8,267,647
Consolidated inventory not owned	395,489	313,139
Total inventories	17,671,262	17,776,507
Investments in unconsolidated entities	940,695	1,009,035
Goodwill	3,442,359	3,442,359
Other assets	1,137,137	1,021,684
	25,466,166	24,789,239
Financial Services	2,209,549	3,006,024
Multifamily	1,184,086	1,068,831
Lennar Other	455,484	495,417
Total assets	$29,315,285	29,359,511

(1)
Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"), the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.

As of August 31, 2020, total assets include $960.5 million related to consolidated VIEs of which $21.3 million is included in Homebuilding cash and cash equivalents, $0.1 million in Homebuilding receivables, net, $15.8 million in Homebuilding finished homes and construction in progress, $481.0 million in Homebuilding land and land under development, $386.6 million in Homebuilding consolidated inventory not owned, $2.1 million in Homebuilding investments in unconsolidated entities, $8.9 million in Homebuilding other assets and $44.7 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(unaudited)

	August 31,	November 30,
	2020 (2)	2019 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,140,341	1,069,179
Liabilities related to consolidated inventory not owned	324,544	260,266
Senior notes and other debts payable, net	7,180,274	7,776,638
Other liabilities	1,944,247	1,900,955
	10,589,406	11,007,038
Financial Services	1,197,847	2,056,450
Multifamily	236,059	232,155
Lennar Other	11,628	30,038
Total liabilities	12,034,940	13,325,681
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2020 and November 30, 2019 - 400,000,000 shares; Issued: August 31, 2020 - 298,935,646 shares and November 30, 2019 - 297,119,153 shares	29,894	29,712
Class B common stock of $0.10 par value; Authorized: August 31, 2020 and November 30, 2019 - 90,000,000 shares; Issued: August 31, 2020 - 39,443,130 shares and November 30, 2019 - 39,443,064 shares	3,944	3,944
Additional paid-in capital	8,654,954	8,578,219
Retained earnings	9,760,165	8,295,001
Treasury stock, at cost; August 31, 2020 - 23,819,899 shares of Class A common stock and 1,821,964 shares of Class B common stock; November 30, 2019 - 18,964,973 shares of Class A common stock and 1,704,630 shares of Class B common stock	(1,276,691)	(957,857)
Accumulated other comprehensive income (loss)	(163)	498
Total stockholders’ equity	17,172,103	15,949,517
Noncontrolling interests	108,242	84,313
Total equity	17,280,345	16,033,830
Total liabilities and equity	$29,315,285	29,359,511

(2)
Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.

As of August 31, 2020, total liabilities include $473.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $20.0 million is included in Homebuilding accounts payable, $315.4 million in Homebuilding liabilities related to consolidated inventory not owned, $118.4 million in Homebuilding senior notes and other debts payable, $9.3 million in Homebuilding other liabilities and $10.7 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Revenues:
Homebuilding	$5,505,120	5,438,998	14,626,720	14,258,318
Financial Services	237,068	224,502	631,992	572,029
Multifamily	115,170	183,958	370,904	428,764
Lennar Other	12,896	9,600	33,348	28,919
Total revenues	5,870,254	5,857,058	15,662,964	15,288,030
Costs and expenses:
Homebuilding	4,673,158	4,781,932	12,684,295	12,608,026
Financial Services	101,989	149,804	363,688	422,142
Multifamily	118,786	181,616	379,607	431,510
Lennar Other	2,062	2,734	3,564	7,550
Corporate general and administrative	92,661	92,615	262,959	248,071
Total costs and expenses	4,988,656	5,208,701	13,694,113	13,717,299
Homebuilding equity in loss from unconsolidated entities	(6,431)	(10,459)	(20,077)	(4,601)
Homebuilding other income (expense), net	(11,787)	12,375	(16,845)	(35,325)
Financial Services gain on deconsolidation	—	—	61,418	—
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(1,532)	7,883	4,702	15,446
Lennar Other equity in earnings (loss) from unconsolidated entities	(2,189)	8,903	(28,712)	12,255
Lennar Other income (expense), net	(646)	24	(10,195)	(12,900)
Earnings before income taxes	859,013	667,083	1,959,142	1,545,606
Provision for income taxes	(189,690)	(154,440)	(382,498)	(374,670)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	669,323	512,643	1,576,644	1,170,936
Less: Net earnings (loss) attributable to noncontrolling interests	2,905	(723)	(5,632)	(3,812)
Net earnings attributable to Lennar	$666,418	513,366	1,582,276	1,174,748
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$175	180	(209)	949
Reclassification adjustments for loss included in earnings, net of tax	—	—	(452)	(176)
Total other comprehensive income (loss), net of tax	$175	180	(661)	773
Total comprehensive income attributable to Lennar	$666,593	513,546	1,581,615	1,175,521
Total comprehensive income (loss) attributable to noncontrolling interests	$2,905	(723)	(5,632)	(3,812)
Basic earnings per share	$2.13	1.60	5.05	3.64
Diluted earnings per share	$2.12	1.59	5.03	3.63

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2020	2019
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$1,576,644	1,170,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,771	63,822
Amortization of discount/premium and accretion on debt, net	(18,632)	(19,841)
Equity in loss (earnings) from unconsolidated entities	50,971	(12,235)
Distributions of earnings from unconsolidated entities	39,036	9,175
Share-based compensation expense	83,799	65,438
Deferred income tax expense	124,906	144,969
Gain on sale of other assets, operating properties and equipment and real estate owned	(15,846)	(10,907)
Loss on consolidation	4,824	48,874
Gain on deconsolidation of previously consolidated entity	(61,418)	—
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(4,661)	(10,865)
Gain on sale of Financial Services' portfolio/businesses	(5,014)	(2,368)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	76,630	15,912
Changes in assets and liabilities:
Decrease in receivables	264,643	527,990
Decrease (increase) in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	113,429	(1,610,329)
(Increase) decrease in other assets	(124,641)	48,263
Decrease (increase) in loans held-for-sale	557,757	(14,992)
Increase (decrease) in accounts payable and other liabilities	165,646	(115,549)
Net cash provided by operating activities	2,896,844	298,293
Cash flows from investing activities:
Net additions of operating properties and equipment	(42,856)	(69,557)
Proceeds from the sale of operating properties and equipment, other assets and real estate owned	33,096	58,578
Proceeds from sale of investment in unconsolidated entity	—	17,790
Proceeds from sale of Financial Services' portfolio/businesses	14,978	24,446
Investments in and contributions to unconsolidated entities/deconsolidation of previously consolidated entity	(412,474)	(329,858)
Distributions of capital from unconsolidated entities	135,677	250,265
Receipts of principal payments on loans receivable and other	—	2,152
Proceeds from sale of commercial mortgage-backed securities bonds	3,248	—
Decrease (increase) in Financial Services loans held-for-investment, net	2,427	(2,902)
Purchases of investment securities	(49,293)	(31,879)
Proceeds from maturities/sales of investments securities	46,091	41,608
Other receipts, net	1,639	—
Net cash used in investing activities	$(267,467)	(39,357)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2020	2019
Cash flows from financing activities:
Net borrowings under revolving line of credit	$—	700,000
Net repayments under warehouse facilities	(789,339)	(423,123)
Redemption of senior notes	(313,000)	(500,000)
Principal payments on notes payable and other borrowings	(550,256)	(154,736)
Proceeds from other borrowings	70,032	62,634
Net proceeds related to other liabilities	6,559	(2,533)
Conversions, exchanges and redemption of convertible senior notes	—	(1,288)
Receipts related to noncontrolling interests	175,565	27,395
Payments related to noncontrolling interests	(29,450)	(35,689)
Common stock:
Issuances	—	388
Repurchases	(318,989)	(419,322)
Dividends	(117,112)	(38,776)
Net cash used in financing activities	$(1,865,990)	(785,050)
Net increase (decrease) in cash and cash equivalents and restricted cash	763,387	(526,114)
Cash and cash equivalents and restricted cash at beginning of period	1,468,691	1,595,978
Cash and cash equivalents and restricted cash at end of period	$2,232,078	1,069,864
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,978,755	808,643
Financial Services	228,430	238,406
Multifamily	21,591	16,478
Lennar Other	3,302	6,337
	$2,232,078	1,069,864
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$117,097	84,624
Non-cash contributions to unconsolidated entities	13,859	107,368
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$217,565	—
Financial Services liabilities	(115,175)	—
Financial Services noncontrolling interests	(102,390)	—
Inventories	95,476	187,506
Receivables	—	102,959
Operating properties and equipment and other assets	6,870	53,412
Investments in unconsolidated entities	(68,290)	67,925
Notes payable	(44,924)	(383,212)
Other liabilities	(1,455)	(19,696)
Noncontrolling interests	12,323	(8,894)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2020 and November 30, 2019 included $396.9 million and $565.8 million, respectively, of cash held in escrow for approximately three days.
Share-based Payments
During the three and nine months ended August 31, 2020, the Company granted employees 0.9 million and 1.8 million nonvested shares, respectively. During both the three and nine months ended August 31, 2019, the Company granted employees 2.1 million nonvested shares.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification determined whether the lease expense was recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company beginning December 1, 2019. The Company elected the available practical expedients on adoption. Additionally, in preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of financial information. The standard did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) or our condensed consolidated statements of cash flows. As a result of the adoption, as of December 1, 2019, the Company has recorded $150.7 million of ROU assets and $159.7 million of lease liabilities on its condensed consolidated balance sheets within other assets and accounts payable or other liabilities of the respective segments.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2020 presentation. The Company's segments were adjusted, effective December 1, 2019, to reflect the North Carolina divisions within the Central segment, which were previously part of the East segment. This was due to a change in operations. This reclassification was between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(2)	Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. The Company's chief operating decision makers manage and assess the Company’s performance at a regional level. Therefore, the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, and determined that the following are its operating and reportable segments:
(1) Homebuilding East
(2) Homebuilding Central
(3) Homebuilding Texas
(4) Homebuilding West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	August 31, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,966,796	217,442	21,591	3,302	2,209,131
Restricted cash	11,959	10,988	—	—	22,947
Receivables, net (1)	295,958	316,717	86,725	—	699,400
Inventories	17,671,262	—	336,493	—	18,007,755
Loans held-for-sale (2)	—	1,087,182	—	—	1,087,182
Loans held-for-investment, net	—	67,219	—	1,419	68,638
Investments held-to-maturity	—	164,588	—	—	164,588
Investments available-for-sale (3)	—	—	—	53,770	53,770
Investments in unconsolidated entities (4)	940,695	70,218	656,012	386,247	2,053,172
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets (5)	1,137,137	85,496	83,265	10,746	1,316,644
	$25,466,166	2,209,549	1,184,086	455,484	29,315,285
Liabilities:
Notes and other debts payable, net	$7,180,274	956,414	—	1,906	8,138,594
Other liabilities (6)	3,409,132	241,433	236,059	9,722	3,896,346
	$10,589,406	1,197,847	236,059	11,628	12,034,940

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(In thousands)	November 30, 2019
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,200,832	234,113	8,711	2,340	1,445,996
Restricted cash	9,698	12,022	—	975	22,695
Receivables, net (1)	329,124	500,847	76,906	—	906,877
Inventories	17,776,507	—	315,107	—	18,091,614
Loans held-for-sale (2)	—	1,644,939	—	—	1,644,939
Loans held-for-investment, net	—	73,867	—	—	73,867
Investments held-to-maturity	—	190,289	—	54,117	244,406
Investments available-for-sale (3)	—	3,732	48,206	—	51,938
Investments in unconsolidated entities (4)	1,009,035	—	561,190	403,688	1,973,913
Goodwill	3,442,359	215,516	—	—	3,657,875
Other assets (5)	1,021,684	130,699	58,711	34,297	1,245,391
	$24,789,239	3,006,024	1,068,831	495,417	29,359,511
Liabilities:
Notes and other debts payable, net	$7,776,638	1,745,755	36,125	15,178	9,573,696
Other liabilities (6)	3,230,400	310,695	196,030	14,860	3,751,985
	$11,007,038	2,056,450	232,155	30,038	13,325,681

(1)	Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2020 and November 30, 2019, respectively.

(2)	Loans held-for-sale related to unsold residential and commercial loans carried at fair value.

(3)
Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

(4)
Lennar Other investments in unconsolidated entities decreased primarily due to a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of the coronavirus pandemic ("COVID-19") and the economic shutdown.

(5)
As of August 31, 2020 and November 30, 2019, Financial Services other assets included mortgage loan commitments carried at fair value of $40.5 million and $16.3 million, respectively, and mortgage servicing rights carried at fair value of $1.4 million and $24.7 million, respectively.

(6)
As of August 31, 2020 and November 30, 2019, Financial Services other liabilities included $67.3 million and $60.7 million, respectively, of certain of the Company’s self-insurance reserves related to construction defects, general liability and workers’ compensation. In addition, as of August 31, 2020 and November 30, 2019, Financial Services other liabilities also included forward contracts carried at fair value of $4.9 million and $3.9 million, respectively.

Financial information relating to the Company’s segments was as follows:

	Three Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$5,505,120	237,068	115,170	12,896	—	5,870,254
Operating earnings (loss)	813,744	135,079	(5,148)	7,999	—	951,674
Corporate general and administrative expenses	—	—	—	—	92,661	92,661
Earnings (loss) before income taxes	813,744	135,079	(5,148)	7,999	(92,661)	859,013

	Three Months Ended August 31, 2019
Revenues	$5,438,998	224,502	183,958	9,600	—	5,857,058
Operating earnings	658,982	74,698	10,225	15,793	—	759,698
Corporate general and administrative expenses	—	—	—	—	92,615	92,615
Earnings before income taxes	658,982	74,698	10,225	15,793	(92,615)	667,083

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Nine Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$14,626,720	631,992	370,904	33,348	—	15,662,964
Operating earnings (loss) (1)	1,905,503	329,722	(4,001)	(9,123)	—	2,222,101
Corporate general and administrative expenses	—	—	—	—	262,959	262,959
Earnings (loss) before income taxes	1,905,503	329,722	(4,001)	(9,123)	(262,959)	1,959,142

	Nine Months Ended August 31, 2019
Revenues	$14,258,318	572,029	428,764	28,919	—	15,288,030
Operating earnings	1,610,366	149,887	12,700	20,724	—	1,793,677
Corporate general and administrative expenses	—	—	—	—	248,071	248,071
Earnings before income taxes	1,610,366	149,887	12,700	20,724	(248,071)	1,545,606

(1)
Operating loss for Lennar Other for the nine months ended August 31, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of COVID-19 and the economic shutdown.

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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)
Assets:	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at August 31, 2020	$5,586,328	3,494,566	2,204,192	10,800,281	1,257,126	2,123,673	25,466,166
Balance at November 30, 2019	5,804,764	3,636,694	2,246,893	10,663,666	1,173,163	1,264,059	24,789,239

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended August 31, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,478,659	1,063,621	747,934	2,212,211	2,695	5,505,120
Operating earnings (loss)	244,189	132,678	116,111	342,834	(22,068)	813,744

	Three Months Ended August 31, 2019
Revenues	$1,502,004	1,066,418	713,376	2,063,324	93,876	5,438,998
Operating earnings (loss)	219,335	116,589	78,298	259,424	(14,664)	658,982

	Nine Months Ended August 31, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$3,908,421	2,839,415	1,933,918	5,920,804	24,162	14,626,720
Operating earnings (loss)	586,104	292,031	269,071	847,835	(89,538)	1,905,503

	Nine Months Ended August 31, 2019
Revenues	$3,837,673	2,743,757	1,825,105	5,747,243	104,540	14,258,318
Operating earnings (loss)	503,803	264,238	185,950	722,989	(66,614)	1,610,366

Financial Services
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its LMF Commercial business, formerly Rialto Mortgage Finance. The Financial Services segment sells substantially all of the residential loans it originates within a short period of time in the secondary mortgage market. The segment applies residential mortgage financing underwriting standards it believes are in-line with industry standards. The majority of the residential loans are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.
At August 31, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
January 2021	$500,000
March 2021	300,000
June 2021	600,000
July 2021	200,000
Total - Residential facilities	$1,600,000
LMF Commercial facilities maturing
November 2020	$200,000
December 2020 (1)	700,000
Total - LMF Commercial facilities	$900,000
Total	$2,500,000

(1)
Includes $50.0 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of August 31, 2020.

The Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by a 75% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	August 31, 2020	November 30, 2019
Borrowings under the residential facilities	$699,016	1,374,063
Collateral under the residential facilities	727,319	1,423,650
Borrowings under the LMF Commercial facilities	103,667	216,870

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
The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2020	2019	2020	2019
Loan origination liabilities, beginning of period	$10,880	7,424	9,364	48,584
Provision for losses	1,234	1,006	3,149	2,593
Payments/settlements	(24)	(109)	(423)	(42,856)
Loan origination liabilities, end of period	$12,090	8,321	12,090	8,321

LMF Commercial - loans held-for-sale
During the nine months ended August 31, 2020, LMF Commercial originated commercial loans with a total principal balance of $582.0 million, all of which were recorded as loans held-for-sale and sold $622.3 million of commercial loans into four separate securitizations. As of August 31, 2020, there were no unsettled transactions.
During the nine months ended August 31, 2019, LMF Commercial originated commercial loans with a total principal balance of $984.5 million, of which $969.2 million were recorded as loans held-for-sale, $15.3 million were recorded as loans held-for-investments, and sold $848.3 million of commercial loans into seven separate securitizations.
Investments held-to-maturity
At August 31, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.6 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2020 or 2019. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At August 31, 2020 and November 30, 2019, the carrying amount,

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

net of debt issuance costs, of outstanding debt in these agreements was $153.7 million and $154.7 million, respectively, and interest is incurred at a rate of 3.4%.
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
Homebuilding Unconsolidated Entities
As of August 31, 2020 and November 30, 2019, the Company’s recorded investments in Homebuilding unconsolidated entities were $940.7 million and $1.0 billion, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of August 31, 2020 and November 30, 2019 was $1.2 billion and $1.3 billion, respectively. The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company. Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2020 and November 30, 2019, the carrying amounts of the Company's FivePoint investment were $376.4 million and $374.0 million, respectively.
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.1 billion as of both August 31, 2020 and November 30, 2019, of which the Company's maximum recourse exposure was $4.9 million and $10.8 million as of August 31, 2020 and November 30, 2019, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral.
If the Company is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes.
As of both August 31, 2020 and November 30, 2019, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2020, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both August 31, 2020 and November 30, 2019, the fair value of the completion guarantees was immaterial. As of August 31, 2020 and November 30, 2019, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $933.2 million and $867.3 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. During the three and nine months ended August 31, 2020, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $14.1 million and $42.5 million, respectively. During the three and nine months ended August 31, 2019, the Multifamily segment recorded fee income, net of deferrals, from its unconsolidated entities of $14.3 million and $40.7 million, respectively.
The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has an investment. During the three and nine months ended August 31, 2020, the Multifamily segment provided general contractor services, net of deferrals, totaling $101.1 million and $299.5 million, respectively, which were partially offset by costs related to those services of $97.2 million and $287.6 million, respectively. During the three and nine months ended August 31, 2019, the Multifamily segment provided general contractor services, net of deferrals, totaling $83.2 million and $264.8 million, respectively, which were partially offset by costs related to those services of $79.9 million and $254.5 million, respectively.
The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2020 are included below:

	August 31, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$348,561	250,777
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,137,746	861,508
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,082	259,886
Lennar's remaining commitments	7,934	121,114
Distributions to Lennar during the nine months ended August 31, 2020	23,822	—

(4)	Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2020 and 2019:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended August 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)	9,132,714	89,921
Net earnings (including net earnings attributable to noncontrolling interests)	669,323	—	—	—	—	—	666,418	2,905
Employee stock and directors plans	(22,843)	90	—	(105)	(22,828)	—	—	—
Amortization of restricted stock	28,658	—	—	28,658	—	—	—	—
Cash dividends	(38,967)	—	—	—	—	—	(38,967)	—
Receipts related to noncontrolling interests	6,504	—	—	—	—	—	—	6,504
Payments related to noncontrolling interests	(7,949)	—	—	—	—	—	—	(7,949)
Non-cash purchase or activity of noncontrolling interests, net	(4,259)	—	—	(4,041)	—	—	—	(218)
Non-cash consolidations/deconsolidations, net	17,079	—	—	—	—	—	—	17,079
Total other comprehensive income, net of tax	175	—	—	—	—	175	—	—
Balance at August 31, 2020	$17,280,345	29,894	3,944	8,654,954	(1,276,691)	(163)	9,760,165	108,242

		Three Months Ended August 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income)		Retained Earnings	Noncontrolling Interests
Balance at May 31, 2019	$15,246,535	29,503	3,944	8,529,828	(537,106)	227		7,132,908	87,231
Net earnings (including net loss attributable to noncontrolling interests)	512,643	—	—	—	—	—		513,366	(723)
Employee stock and directors plans	(22,359)	206	—	(400)	(22,165)	—		—	—
Purchases of treasury stock	(295,930)	—	—	—	(295,930)	—		—	—
Amortization of restricted stock	34,048	—	—	34,048	—	—		—	—
Cash dividends	(12,899)	—	—	—	—	—	—	(12,899)	—
Receipts related to noncontrolling interests	18,458	—	—	—	—	—		—	18,458
Payments related to noncontrolling interests	(12,372)	—	—	—	—	—		—	(12,372)
Non-cash activity related to noncontrolling interests	(2,357)	—	—	(3,772)	—	—		—	1,415
Total other comprehensive income, net of tax	180	—	—	—	—	180		—	—
Balance at August 31, 2019	$15,465,947	29,709	3,944	8,559,704	(855,201)	407		7,633,375	94,009

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Nine Months Ended August 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498		8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	1,576,644	—	—	—	—	—		1,582,276	(5,632)
Employee stock and directors plans	(29,616)	182	—	521	(30,319)	—		—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—		—	—
Amortization of restricted stock	83,799	—	—	83,799	—	—		—	—
Cash dividends	(117,112)	—	—	—	—	—	—	(117,112)	—
Receipts related to noncontrolling interests	175,565	—	—	—	—	—		—	175,565
Payments related to noncontrolling interests	(29,450)	—	—	—	—	—		—	(29,450)
Non-cash purchase or activity of noncontrolling interests, net	(9,427)	—	—	(7,585)	—	—		—	(1,842)
Non-cash consolidations/deconsolidations, net	(114,712)	—	—	—	—	—		—	(114,712)
Total other comprehensive loss, net of tax	(661)	—	—	—	—	(661)		—	—
Balance at August 31, 2020	$17,280,345	29,894	3,944	8,654,954	(1,276,691)	(163)		9,760,165	108,242

		Nine Months Ended August 31, 2019
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2018	$14,682,957	29,499	3,944	8,496,677	(435,869)	(366)		6,487,650	101,422
Net earnings (including net loss attributable to noncontrolling interests)	1,170,936	—	—	—	—	—		1,174,748	(3,812)
Employee stock and directors plans	(23,050)	210	—	1,361	(24,621)	—		—	—
Purchases of treasury stock	(394,711)	—	—	—	(394,711)	—		—	—
Amortization of restricted stock	65,438	—	—	65,438	—	—		—	—
Cash dividends	(38,776)	—	—	—	—	—	—	(38,776)	—
Receipts related to noncontrolling interests	27,395	—	—	—	—	—		—	27,395
Payments related to noncontrolling interests	(35,689)	—	—	—	—	—		—	(35,689)
Non-cash consolidations, net	8,894	—	—	—	—	—		—	8,894
Cumulative-effect of accounting change	9,753	—	—	—	—	—		9,753	—
Non cash activity related to noncontrolling interests	(7,973)	—	—	(3,772)	—	—		—	(4,201)
Total other comprehensive income, net of tax	773	—	—	—	—	773		—	—
Balance at August 31, 2019	$15,465,947	29,709	3,944	8,559,704	(855,201)	407		7,633,375	94,009

On October 1, 2020, the Company's Board of Directors increased its annual dividend to $1.00 per share from $0.50 per share resulting in a quarterly cash dividend of $0.25 per share on both its Class A and Class B common stock, payable on October 30, 2020 to holders of record at the close of business on October 16, 2020. On July 24, 2020, the Company paid cash dividends of $0.125 per share on both its Class A and Class B common stock to holders of record at the close of business on July 10, 2020, as declared by its Board of Directors on June 25, 2020. The Company approved and paid cash dividends of $0.04 per share on both its Class A and Class B common stock in each quarter for the year ended November 30, 2019.
In January 2019, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks, under this program, for the three and nine months ended August 31, 2020 and 2019:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Three Months Ended				Nine Months Ended
	August 31, 2020		August 31, 2019		August 31, 2020		August 31, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	—	—	6,110,000	—	4,250,000	115,000	8,110,000	—
Principal	$—	$—	$295,930	$—	$282,274	$6,155	$394,710	$—
Average price per share	$—	$—	$48.41	$—	$66.42	$53.52	$48.65	$—

(5)	Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2020	2019	2020	2019
Provision for income taxes	$189,690	154,440	382,498	374,670
Effective tax rate (1)	22.2%	23.1%	19.5%	24.2%

(1)
For both the three and nine months ended August 31, 2020, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by new energy efficient home and solar tax credits, as well as a benefit related to years ended November 30, 2018 and 2019, due to Congress retroactively extending the new energy efficient home tax credit in December 2019.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net earnings attributable to Lennar	$666,418	513,366	1,582,276	1,174,748
Less: distributed earnings allocated to nonvested shares	324	119	1,014	312
Less: undistributed earnings allocated to nonvested shares	7,474	4,401	17,433	9,271
Numerator for basic earnings per share	658,620	508,846	1,563,829	1,165,165
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	3,606	1,498	6,928	4,655
Numerator for diluted earnings per share	$655,014	507,348	1,556,901	1,160,510
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	308,889	318,103	309,492	319,924
Effect of dilutive securities:
Shared based payments	1	1	1	3
Denominator for diluted earnings per share - weighted average common shares outstanding	308,890	318,104	309,493	319,927
Basic earnings per share	$2.13	1.60	5.05	3.64
Diluted earnings per share	$2.12	1.59	5.03	3.63

(1)
The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

For both the three and nine months ended August 31, 2020 and August 31, 2019, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2020	November 30, 2019
2.95% senior notes due 2020	$299,857	299,421
8.375% senior notes due 2021	393,135	418,860
4.750% senior notes due 2021	499,479	498,893
6.25% senior notes due December 2021	306,479	310,252
4.125% senior notes due 2022	598,628	597,885
5.375% senior notes due 2022	256,056	258,198
4.750% senior notes due 2022	572,345	571,644
4.875% senior notes due December 2023	397,250	396,553
4.500% senior notes due 2024	647,347	646,802
5.875% senior notes due 2024	444,653	448,158
4.750% senior notes due 2025	497,891	497,558
5.25% senior notes due 2026	407,012	407,921
5.00% senior notes due 2027	352,604	352,892
4.75% senior notes due 2027	894,573	893,046
6.625% senior notes due 2020	—	303,668
Mortgage notes on land and other debt	612,965	874,887
	$7,180,274	7,776,638

The carrying amounts of the senior notes in the table above are net of debt issuance costs of $17.9 million and $22.9 million as of August 31, 2020 and November 30, 2019, respectively.
At August 31, 2020, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.4 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2019. Under the Credit Agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at August 31, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2020, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are described below:

(In thousands)	August 31, 2020	November 30, 2019
Performance letters of credit	$770,527	715,793
Financial letters of credit	258,703	184,075
Surety bonds	3,041,946	2,946,167
Anticipated future costs primarily for site improvements related to performance surety bonds	1,498,173	1,427,145

The Company's senior notes are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries. Although the guarantees are full, unconditional and joint and several while they are in effect, (i) a subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2020	2019	2020	2019
Warranty reserve, beginning of the period	$301,462	291,624	294,138	319,109
Warranties issued	50,324	49,603	134,867	131,429
Adjustments to pre-existing warranties from changes in estimates (1)	3,640	1,097	17,251	(6,426)
Payments	(36,677)	(51,808)	(127,507)	(153,596)
Warranty reserve, end of period	$318,749	290,516	318,749	290,516

(1)
The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2020 and 2019 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

(9)	Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2020 and November 30, 2019, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2020		November 30, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$67,219	64,377	73,867	69,708
Investments held-to-maturity	Level 3	$164,588	196,246	166,012	195,962
Investments held-to-maturity	Level 2	$—	—	24,277	24,257
Lennar Other:
Investments held-to-maturity	Level 3	$—	—	54,117	56,415
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$7,180,274	7,670,550	7,776,638	8,144,632
Financial Services notes and other debts payable, net	Level 2	$956,414	957,832	1,745,755	1,745,782
Multifamily note payable, net	Level 2	$—	—	36,125	36,125
Lennar Other notes and other debts payable, net	Level 2	$1,906	1,906	15,178	15,178

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at August 31, 2020	Fair Value at November 30, 2019
Financial Services Assets:
Residential loans held-for-sale (1)	Level 2	$930,151	1,447,715
LMF Commercial loans held-for-sale (2)	Level 3	$157,031	197,224
Mortgage servicing rights	Level 3	$1,356	24,679
Lennar Other:
Investments available-for-sale	Level 3	$53,770	—

(1)
The aggregate fair value of residential loans held-for-sale of $930.2 million at August 31, 2020 exceeded their aggregate principal balance of $887.9 million by $42.2 million. The aggregate fair value of residential loans held-for-sale of $1.4 billion at November 30, 2019 exceeded their aggregate principal balance of $1.4 billion by $42.2 million.

(2)
The aggregate fair value of LMF Commercial loans held-for-sale of $157.0 million at August 31, 2020 exceeded their aggregate principal balance of $155.5 million by $1.6 million. The aggregate fair value of LMF Commercial loans held-for-sale of $197.2 million at November 30, 2019 exceeded their aggregate principal balance of $196.3 million by $0.9 million.

Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services’ loans held-for-sale as of August 31, 2020 and November 30, 2019. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

As of August 31, 2020
Unobservable inputs
Mortgage prepayment rate	17%
Discount rate	12%
Delinquency rate	4%

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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2020	2019	2020	2019
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$2,229	(2,490)	6	397
Mortgage loan commitments	(4,534)	646	24,177	9,498
Forward contracts	(205)	1,646	(1,088)	734
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	175	—	(163)	—
Financial Services investments available-for-sale	—	180	(46)	949

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	August 31, 2020		August 31, 2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$1,238	159,885	29,419	259,599
Purchases/loan originations	563	164,380	449	263,888
Sales/loan originations sold, including those not settled	—	(164,527)	—	(347,713)
Disposals/settlements	(34)	—	(1,544)	—
Changes in fair value (1)	(411)	(1,165)	(5,252)	3,502
Interest and principal paydowns	—	(1,542)	—	(572)
Ending balance	$1,356	157,031	23,072	178,704

	Nine Months Ended
	August 31, 2020		August 31, 2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$24,679	197,224	37,206	61,691
Purchases/loan originations	1,917	582,030	2,707	969,200
Sales/loan originations sold, including those not settled	—	(622,251)	—	(848,262)
Disposals/settlements (2)	(10,231)	—	(3,830)	(9,920)
Changes in fair value (1)	(15,009)	2,102	(13,011)	6,825
Interest and principal paydowns	—	(2,074)	—	(830)
Ending balance	$1,356	157,031	23,072	178,704

(1)	Changes in fair value for LMF Commercial loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.

(2)	Includes $7.5 million related to the sale of a servicing portfolio.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		August 31, 2020			August 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$20,650	18,089	(2,561)	4,922	4,142	(780)
Land and land under development (1)	Level 3	$21,621	12,650	(8,971)	1,300	85	(1,215)

		Nine Months Ended
		August 31, 2020			August 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (1)	Level 3	$162,459	138,493	(23,966)	4,922	4,142	(780)
Land and land under development (1)	Level 3	$86,683	34,019	(52,664)	8,253	3,085	(5,168)

(1)	Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

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
The Company estimates the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. This was particularly the case with regard to inventory owned at August 31, 2020, because of the need to consider the effect of the COVID-19 pandemic and related government actions in determining whether there was a need for valuation adjustments and write-offs. For example, changes in market conditions and other specific developments or changes in assumptions may cause the Company to re-evaluate its strategy regarding previously impaired inventory, as well as inventory not currently impaired but for which indicators of impairment may arise if market deterioration occurs, and certain other assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2019. On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. As of August 31, 2020 and August 31, 2019, there were 1,194 and 1,295 active communities, excluding unconsolidated entities, respectively. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

		Communities with valuation adjustments
	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
At or for the Nine Months Ended
August 31, 2020	28	14	$76,115	$40,364
August 31, 2019	47	1	4,226	1,995

The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended
	August 31, 2020			August 31, 2019
Unobservable inputs	Range
Average selling price	$201,000	-	$970,000	$167,000
Absorption rate per quarter (homes)	3	-	15	12
Discount rate	20%			20%

(10)	Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the nine months ended August 31, 2020. Based on the Company's evaluation, the Company consolidated one Homebuilding entity and one Multifamily entity that had a total assets and liabilities of $140.0 million and $51.2 million and $49.4 million and $0.9 million, respectively. The Company deconsolidated two Multifamily entities that had total assets of $37.2 million and an immaterial amount of liabilities. In addition, the Company's Financial Services segment deconsolidated one entity that had total assets and liabilities of $291.2 million and $204.1 million, respectively. In January 2019, this JV was formed by the sale of the Company’s retail title agency and its retail title insurance business to this JV entity. In exchange for the sale of the retail agency and retail title insurance business, the Company received 20% of the JV entity’s preferred stock, warrants exercisable to purchase additional shares of preferred stock in the JV entity and a note due from the JV to the Company. The JV entity’s reconsideration event was due to a significant equity raise that was completed during the three months ended May 31, 2020. The proceeds of the equity raise resulted in approximately a 43% reduction of the principal amount of debt owed by the JV entity to the Company as well as an approximately 20% reduction of the Company’s ownership interest in the JV. The JV remains a VIE; however, the Company has concluded that it is no longer the primary beneficiary as the Company no longer has the power to direct the VIE. In particular, the additional infusion of equity from third party investors provides evidence that the JV entity is no longer financially dependent on the Company. The Company does not have the voting or economic power to direct the activities of the JV entity. As a result, the Company concluded that the JV entity should be deconsolidated which required fair value accounting for its equity investment and note receivable. The valuation assumptions used in determining fair value of the equity investment began by utilizing the capital raise discounted by public company comparable transactions that took into account the impact of

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

COVID-19 and the economic shutdown and the lack of marketability of the Company’s investment. The valuation of the note receivable utilized the underlying cash flows and applied a discount, which was determined by using market comparables. The Company used discount rates ranging from 16% to 30% for the fair value calculations. In aggregate, the resulting fair value of the equity investment and note receivable totaled $123.4 million, of which $70.8 million was included in Financial Services investments in unconsolidated entities at the time of deconsolidation. Upon deconsolidation, the Company recorded a gain of $61.4 million.
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
Unconsolidated VIEs
At August 31, 2020 and November 30, 2019, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	August 31, 2020		November 30, 2019
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)
Homebuilding	$85,733	85,914	80,939	81,118
Multifamily (2)	608,911	755,394	533,018	768,651
Financial Services (3)	234,806	287,614	166,012	166,012
Lennar Other	7,152	7,152	60,882	60,882
	$936,602	1,136,074	840,851	1,076,663

(1)	Limited to investments in unconsolidated VIEs, except as noted below.

(2)
As of August 31, 2020 and November 30, 2019, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $129.0 million and $224.2 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.

(3)	As of August 31, 2020, the maximum exposure to loss of Financial Services' investments in unconsolidated entities included a note receivable.
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
During the nine months ended August 31, 2020, consolidated inventory not owned increased by $82.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

balance sheet as of August 31, 2020. The increase was primarily related to the Company entering into option contracts, which required consolidation during the period, partially offset by the Company exercising its options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $325.4 million and $320.5 million at August 31, 2020 and November 30, 2019, respectively. Additionally, the Company had posted $76.8 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2020 and November 30, 2019, respectively. As a result of the COVID-19 pandemic, the Company reviewed its option contracts as of August 31, 2020 and had no write-offs of costs related to option contracts because of the COVID-19 pandemic during the nine months ended August 31, 2020.
(11)Commitments and Contingent Liabilities
The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements. From time to time, the Company is also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets and right-of-use lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional information about the Company's leases:

(Dollars in thousands)	August 31, 2020
Right-of-use assets	$121,728
Lease liabilities	$131,325
Weighted-average remaining lease term (in years)	2.7
Weighted-average discount rate	3.1%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at August 31, 2020 were as follows:

(Dollars in thousands)	Lease Payments
2020	$8,897
2021	36,049
2022	28,843
2023	21,804
2024	15,853
2025 and thereafter	30,861
Total future minimum lease payments (1)	$142,307
Less: Interest (2)	10,982
Present value of lease liabilities (2)	$131,325

(1)
Total future minimum lease payments exclude variable lease costs of $12.7 million and short-term lease costs of $2.3 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of August 31, 2020, the minimum lease payments for these leases that have not yet commenced were immaterial.

(2)
The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of August 31, 2020, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 2.7 years and 3.1%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.

Rental expense for the nine months ended August 31, 2020, was $62.6 million. Payments on lease liabilities during the nine months ended August 31, 2020 totaled $40.4 million. Rental expense includes costs for all leases. On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the nine months ended August 31, 2020, the Company had an immaterial amount of sublease income.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(12)	New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. While the Company is continuing to evaluate the impact of the adoption of ASU 2016-13, the Company does not expect the adoption to have a material impact on its condensed consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments —Credit Losses and ASU 2019-05, Financial Instruments —Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.
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
The indentures governing the Company’s senior notes require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as "guarantors" in the following tables are subsidiaries that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2020 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to the Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at August 31, 2020 was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Balance Sheet
August 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,645,161	602,845	26,707	—	2,274,713
Inventories	—	17,174,841	496,421	—	17,671,262
Investments in unconsolidated entities	—	938,584	2,111	—	940,695
Goodwill	—	3,442,359	—	—	3,442,359
Other assets	397,033	413,928	362,541	(36,365)	1,137,137
Investments in subsidiaries	10,166,689	43,534	—	(10,210,223)	—
Intercompany	12,272,981	—	—	(12,272,981)	—
	24,481,864	22,616,091	887,780	(22,519,569)	25,466,166
Financial Services	—	287,907	1,923,928	(2,286)	2,209,549
Multifamily	—	—	1,184,086	—	1,184,086
Lennar Other	—	193,874	282,728	(21,118)	455,484
Total assets	$24,481,864	23,097,872	4,278,522	(22,542,973)	29,315,285
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable and other liabilities	$773,363	2,033,906	337,088	(59,769)	3,084,588
Liabilities related to consolidated inventory not owned	—	324,544	—		324,544
Senior notes and other debts payable	6,536,398	525,482	118,394		7,180,274
Intercompany	—	9,924,870	2,348,111	(12,272,981)	—
	7,309,761	12,808,802	2,803,593	(12,332,750)	10,589,406
Financial Services	—	30,921	1,166,926	—	1,197,847
Multifamily	—	—	236,059	—	236,059
Lennar Other	—	—	11,628	—	11,628
Total liabilities	7,309,761	12,839,723	4,218,206	(12,332,750)	12,034,940
Total stockholders’ equity	17,172,103	10,258,149	(47,926)	(10,210,223)	17,172,103
Noncontrolling interests	—	—	108,242	—	108,242
Total equity	17,172,103	10,258,149	60,316	(10,210,223)	17,280,345
Total liabilities and equity	$24,481,864	23,097,872	4,278,522	(22,542,973)	29,315,285

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended August 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	5,493,155	11,965	—	5,505,120
Financial Services	—	40,163	202,882	(5,977)	237,068
Multifamily	—	—	115,170	—	115,170
Lennar Other	—	—	12,896	—	12,896
Total revenues	—	5,533,318	342,913	(5,977)	5,870,254
Cost and expenses:
Homebuilding	—	4,659,970	13,424	(236)	4,673,158
Financial Services	—	19,262	89,414	(6,687)	101,989
Multifamily	—	—	118,786	—	118,786
Lennar Other	—	232	1,830	—	2,062
Corporate general and administrative	88,977	2,419	—	1,265	92,661
Total costs and expenses	88,977	4,681,883	223,454	(5,658)	4,988,656
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(6,557)	126	—	(6,431)
Homebuilding other income (expense), net	(319)	(12,722)	935	319	(11,787)
Multifamily equity in loss from unconsolidated entities and other gain	—	—	(1,532)	—	(1,532)
Lennar Other equity in earnings (loss) from unconsolidated entities	—	(4,145)	1,956	—	(2,189)
Lennar Other income (expense), net	—	437	(1,083)	—	(646)
Earnings (loss) before income taxes	(89,296)	828,448	119,861	—	859,013
Benefit (provision) for income taxes	20,823	(182,045)	(28,468)	—	(189,690)
Equity in earnings from subsidiaries	734,891	81,609	—	(816,500)	—
Net earnings (including net earnings attributable to noncontrolling interests)	666,418	728,012	91,393	(816,500)	669,323
Less: Net earnings attributable to noncontrolling interests	—	—	2,905	—	2,905
Net earnings attributable to Lennar	$666,418	728,012	88,488	(816,500)	666,418
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$—	—	175	—	175
Total other comprehensive income, net of tax	$—	—	175	—	175
Total comprehensive income attributable to Lennar	$666,418	728,012	88,663	(816,500)	666,593
Total comprehensive income attributable to noncontrolling interests	$—	—	2,905	—	2,905

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended August 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues:
Homebuilding	$—	14,589,155	37,565	—	14,626,720
Financial Services	—	104,691	545,247	(17,946)	631,992
Multifamily	—	—	370,904	—	370,904
Lennar Other	—	—	33,348	—	33,348
Total revenues	—	14,693,846	987,064	(17,946)	15,662,964
Cost and expenses:
Homebuilding	—	12,647,627	44,071	(7,403)	12,684,295
Financial Services	—	56,861	320,141	(13,314)	363,688
Multifamily	—	—	379,607	—	379,607
Lennar Other	—	232	3,332	—	3,564
Corporate general and administrative	253,531	5,632	—	3,796	262,959
Total costs and expenses	253,531	12,710,352	747,151	(16,921)	13,694,113
Homebuilding equity in earnings (loss) from unconsolidated entities	—	(20,513)	436	—	(20,077)
Homebuilding other income (expense), net	(1,025)	(20,961)	4,116	1,025	(16,845)
Financial Services gain on deconsolidation	—	61,418	—	—	61,418
Multifamily equity in earnings from unconsolidated entities and other gain	—	—	4,702	—	4,702
Lennar Other equity in loss from unconsolidated entities	—	(12,997)	(15,715)	—	(28,712)
Lennar Other income (expense), net	—	443	(10,638)	—	(10,195)
Earnings (loss) before income taxes	(254,556)	1,990,884	222,814	—	1,959,142
Benefit (provision) for income taxes	49,562	(373,756)	(58,304)	—	(382,498)
Equity in earnings from subsidiaries	1,787,270	162,444	—	(1,949,714)	—
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	1,582,276	1,779,572	164,510	(1,949,714)	1,576,644
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	(5,632)	—	(5,632)
Net earnings attributable to Lennar	$1,582,276	1,779,572	170,142	(1,949,714)	1,582,276
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$—	—	(209)	—	(209)
Reclassification adjustments for gain included in earnings, net of tax	—	—	(452)	—	(452)
Total other comprehensive loss, net of tax	$—	—	(661)	—	(661)
Total comprehensive income attributable to Lennar	$1,582,276	1,779,572	169,481	(1,949,714)	1,581,615
Total comprehensive loss attributable to noncontrolling interests	$—	—	(5,632)	—	(5,632)

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2020

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$1,582,276	1,779,572	164,510	(1,949,714)	1,576,644
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,787,270	162,444	—	(1,949,714)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(1,757,490)	395,502	732,474	1,949,714	1,320,200
Net cash provided by operating activities	1,612,056	2,337,518	896,984	(1,949,714)	2,896,844
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities/deconsolidation of a previously consolidated entity, net of distributions of capital	—	(71,695)	(205,102)	—	(276,797)
Proceeds from the sales of operating properties and equipment and other assets	—	33,096	—	—	33,096
Other	(3,414)	32,229	(52,581)	—	(23,766)
Distributions of capital from guarantor and non-guarantor subsidiaries	100,000	50,000	—	(150,000)	—
Intercompany	(62,896)	—	—	62,896	—
Net cash provided by (used in) investing activities	33,690	43,630	(257,683)	(87,104)	(267,467)
Cash flows from financing activities:
Net borrowings (repayments) under unsecured revolving credit facilities	—	1,476	(790,815)	—	(789,339)
Net borrowings (repayments) on senior notes, other borrowings, other liabilities, and other notes payable	(280,630)	(481,524)	121,604	—	(640,550)
Common stock:
Repurchases	(318,989)	—	—	—	(318,989)
Dividends	(117,112)	(1,879,572)	(220,142)	2,099,714	(117,112)
Intercompany	—	(185,180)	248,076	(62,896)	—
Net cash used in financing activities	(716,731)	(2,544,800)	(641,277)	2,036,818	(1,865,990)
Net increase (decrease) in cash and cash equivalents and restricted cash	929,015	(163,652)	(1,976)	—	763,387
Cash and cash equivalents and restricted cash at beginning of period	713,828	532,304	222,559	—	1,468,691
Cash and cash equivalents and restricted cash at end of period	$1,642,843	368,652	220,583	—	2,232,078

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2019

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$1,174,748	1,322,333	106,528	(1,432,673)	1,170,936
Distributions of earnings from guarantor and non-guarantor subsidiaries	1,356,321	76,352	—	(1,432,673)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by operating activities	(1,261,601)	(1,342,672)	298,957	1,432,673	(872,643)
Net cash provided by operating activities	1,269,468	56,013	405,485	(1,432,673)	298,293
Cash flows from investing activities:
Investments in and contributions to unconsolidated entities and consolidated entities, net of distributions of capital	—	(135,395)	55,802	—	(79,593)
Proceeds from sales of real estate owned	—	—	8,560	—	8,560
Proceeds from sale of investment in unconsolidated entities	—	—	17,790	—	17,790
Proceeds from sales of Financial Services' business	—	21,517	2,929	—	24,446
Other	(2,164)	34,935	(43,331)	—	(10,560)
Intercompany	(1,256,112)	—	—	1,256,112	—
Net cash provided by (used in) investing activities	(1,258,276)	(78,943)	41,750	1,256,112	(39,357)
Cash flows from financing activities:
Net borrowings under unsecured revolving credit facilities	700,000	—	—	—	700,000
Net repayments under warehouse facilities	—	(9)	(423,114)	—	(423,123)
Net borrowings (repayments) on convertible senior notes, other borrowings, other liabilities, and other notes payable	(500,000)	(117,444)	21,521	—	(595,923)
Net repayments related to noncontrolling interests	—	—	(8,294)	—	(8,294)
Common stock:
Issuances	388	—	—	—	388
Repurchases	(419,322)	—	—	—	(419,322)
Dividends	(38,776)	(1,322,333)	(110,340)	1,432,673	(38,776)
Intercompany	—	1,181,304	74,808	(1,256,112)	—
Net cash used in financing activities	(257,710)	(258,482)	(445,419)	176,561	(785,050)
Net increase (decrease) in cash and cash equivalents and restricted cash	(246,518)	(281,412)	1,816	—	(526,114)
Cash and cash equivalents and restricted cash at beginning of period	624,694	721,603	249,681	—	1,595,978
Cash and cash equivalents and restricted cash at end of period	$378,176	440,191	251,497	—	1,069,864

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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize non-core assets; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors related to COVID-19 force us to further delay or terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2019, Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
Our third quarter was a solid quarter for Lennar, reflecting the robust state of the housing market across the country. As a result of the COVID-19 pandemic, the home has become more and more essential to the way we live and to the quality of our lives. Inventories are limited and demand remains strong driven by low interest rates and a customer focus on owning and controlling their lifestyle. Our measured growth strategy in the current market is to focus on selling current inventory, which improves our inventory turn, while being patient with longer-term sales, which enables expected price appreciation to offset future cost escalations to maximize margin.
As expected, our closings in the third quarter were limited by the production pause we took in March, April and May as we assessed the impact of COVID-19 on the housing market. We increased production as the market recovered and expect this to generate increased deliveries as we move into 2021. We expect to deliver between 15,500 and 16,000 homes in the fourth quarter of 2020. While community count is difficult to predict, we expect our community count to increase approximately 10% in 2021.

For the short term, we are already extremely well positioned to manage costs and meet demand. While we're selling through communities somewhat faster than expected, we are well fortified with strong land positions that will be brought online. And while lumber, in particular, and other costs are rising, we are actively managing sales pace, primarily to started homes in order to manage that cost risk. During the third quarter, our ability to raise prices together with our focus on cost controls enabled us to increase our gross and operating margins by 270 basis points and 310 basis points, respectively. In addition, our laser focus on improving our SG&A leverage combined with the benefits of our increased use of technology helped drive our SG&A to a historical third quarter low of 8.0% of home sale revenues. We believe our strong margins will continue throughout 2021, and we expect our bottom line to grow faster than our top line.
For the intermediate term, we are and have been accelerating starts and production of homes under construction, while also accelerating the readiness of new communities that we control wherever possible. And for the longer term, we are focused on ramping up our land purchases for new communities as we believe the industry will have a sustained expansion for the foreseeable future. We have remained focused on our optioned versus owned land strategy and will continue to manage towards a 50%-50% target. At the end of the third quarter, the portion of land we controlled through options or similar agreements was 35%, up from 30% in the third quarter of 2019. In addition, we ended the quarter with a 3.8 year supply of land owned, compared to a 4.4 year supply of land owned in the third quarter of 2019. Among other things, this has increased our cash flow, which enabled us to reduce debt such that our quarter-end homebuilding debt-to-total capital ratio improved to 29.5%. We expect to be in a strong cash and liquidity position, and plan to continue to pay down debt, resume some form of a stock reacquisition program and look at other ways to properly deploy capital to enhance returns.
Our financial services segment also had an excellent quarter, benefiting from an increase in volume and margins, as well as technology enabled efficiencies. We are also focused on monetizing non-core assets, including our Multifamily platform, which we view as a blue-chip asset, but does not generate the type of returns we get from our core businesses.
With a solid balance sheet, leading positions in almost all of our homebuilding markets and continued execution of our core operating strategies, we believe that we are well positioned to meet demand, drive high margins and cash flow and continue to grow with the market.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors, such as the COVID-19 pandemic, can alter seasonal patterns.
Our net earnings attributable to Lennar were $666.4 million, or $2.12 per diluted share ($2.13 per basic share), in the third quarter of 2020, compared to net earnings attributable to Lennar of $513.4 million, or $1.59 per diluted share ($1.60 per basic share), in the third quarter of 2019. Our net earnings attributable to Lennar were $1.6 billion, or $5.03 per diluted share ($5.05 per basic share), in the nine months ended August 31, 2020, compared to net earnings attributable to Lennar of $1.2 billion, or $3.63 per diluted share ($3.64 per basic share), in the nine months ended August 31, 2019.

Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,467,364	—	—	—	—	5,467,364
Sales of land	34,323	—	—	—	—	34,323
Other revenues	3,433	237,068	115,170	12,896	—	368,567
Total revenues	5,505,120	237,068	115,170	12,896	—	5,870,254
Costs and expenses:
Costs of homes sold	4,204,814	—	—	—	—	4,204,814
Costs of land sold	32,395	—	—	—	—	32,395
Selling, general and administrative expenses	435,949	—	—	—	—	435,949
Other costs and expenses	—	101,989	118,786	2,062	—	222,837
Total costs and expenses	4,673,158	101,989	118,786	2,062	—	4,895,995
Equity in loss from unconsolidated entities and Multifamily other gain	(6,431)	—	(1,532)	(2,189)	—	(10,152)
Other expense, net	(11,787)	—	—	(646)	—	(12,433)
Operating earnings (loss)	$813,744	135,079	(5,148)	7,999	—	951,674
Corporate general and administrative expenses	—	—	—	—	92,661	92,661
Earnings (loss) before income taxes	$813,744	135,079	(5,148)	7,999	(92,661)	859,013

	Three Months Ended August 31, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,330,694	—	—	—	—	5,330,694
Sales of land	104,338	—	—	—	—	104,338
Other revenues	3,966	224,502	183,958	9,600	—	422,026
Total revenues	5,438,998	224,502	183,958	9,600	—	5,857,058
Costs and expenses:
Costs of homes sold	4,245,061	—	—	—	—	4,245,061
Costs of land sold	92,151	—	—	—	—	92,151
Selling, general and administrative expenses	444,720	—	—	—	—	444,720
Other costs and expenses	—	149,804	181,616	2,734	—	334,154
Total costs and expenses	4,781,932	149,804	181,616	2,734	—	5,116,086
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(10,459)	—	7,883	8,903	—	6,327
Other income, net	12,375	—	—	24	—	12,399
Operating earnings	$658,982	74,698	10,225	15,793	—	759,698
Corporate general and administrative expenses	—	—	—	—	92,615	92,615
Earnings (loss) before income taxes	$658,982	74,698	10,225	15,793	(92,615)	667,083

	Nine Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$14,533,212	—	—	—	—	14,533,212
Sales of land	81,023	—	—	—	—	81,023
Other revenues	12,485	631,992	370,904	33,348	—	1,048,729
Total revenues	14,626,720	631,992	370,904	33,348	—	15,662,964
Costs and expenses:
Costs of homes sold	11,359,364	—	—	—	—	11,359,364
Costs of land sold	102,899	—	—	—	—	102,899
Selling, general and administrative expenses	1,222,032	—	—	—	—	1,222,032
Other costs and expenses	—	363,688	379,607	3,564	—	746,859
Total costs and expenses	12,684,295	363,688	379,607	3,564	—	13,431,154
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(20,077)	—	4,702	(28,712)	—	(44,087)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other expense, net	(16,845)	—		(10,195)	—	(27,040)
Operating earnings (loss)	$1,905,503	329,722	(4,001)	(9,123)	—	2,222,101
Corporate general and administrative expenses	—	—	—	—	262,959	262,959
Earnings (loss) before income taxes	$1,905,503	329,722	(4,001)	(9,123)	(262,959)	1,959,142

	Nine Months Ended August 31, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$14,114,939	—	—	—	—	14,114,939
Sales of land	134,576	—	—	—	—	134,576
Other revenues	8,803	572,029	428,764	28,919	—	1,038,515
Total revenues	14,258,318	572,029	428,764	28,919	—	15,288,030
Homebuilding costs and expenses:
Costs of homes sold	11,264,640	—	—	—	—	11,264,640
Costs of land sold	119,685	—	—	—	—	119,685
Selling, general and administrative	1,223,701	—	—	—	—	1,223,701
Other costs and expenses	—	422,142	431,510	7,550		861,202
Total costs and expenses	12,608,026	422,142	431,510	7,550	—	13,469,228
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(4,601)	—	15,446	12,255	—	23,100
Other expense, net	(35,325)	—	—	(12,900)	—	(48,225)
Operating earnings	$1,610,366	149,887	12,700	20,724	—	1,793,677
Corporate general and administrative expenses	—	—	—	—	248,071	248,071
Earnings (loss) before income taxes	$1,610,366	149,887	12,700	20,724	(248,071)	1,545,606
Three Months Ended August 31, 2020 versus Three Months Ended August 31, 2019
Revenues from home sales increased 3% in the third quarter of 2020 to $5.5 billion from $5.3 billion in the third quarter of 2019. Revenues were higher primarily due to a 2% increase in the number of home deliveries, excluding unconsolidated entities, and a 1% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 13,809 homes in the third quarter of 2020 from 13,513 homes in the third quarter of 2019. The average sales price of homes delivered was $396,000 in the third quarter of 2020, compared to $394,000 in the third quarter of 2019.
Gross margin on home sales were $1.3 billion, or 23.1%, in the third quarter of 2020, compared to $1.1 billion, or 20.4%, in the third quarter of 2019. The gross margin percentage on home sales increased primarily due to our focus on reducing construction costs.

Selling, general and administrative expenses were $435.9 million in the third quarter of 2020, compared to $444.7 million in the third quarter of 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.0% in the third quarter of 2020, from 8.3% in the third quarter of 2019 as we focused on improving our leverage combined with the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $135.1 million in the third quarter of 2020, compared to $74.7 million ($78.8 million net of noncontrolling interests) in the third quarter of 2019. Operating earnings increased due to an improvement in the mortgage business as a result of an increase in volume and margin. Additionally, operating earnings of our title business increased primarily due to an increase in volume.
Operating loss for our Multifamily segment was $5.1 million in the third quarter of 2020, compared to operating earnings of $10.2 million ($10.5 million net of noncontrolling interests) in the third quarter of 2019, which included the sale of an operating property. Operating earnings for our Lennar Other segment were $8.0 million in the third quarter of 2020, compared to $15.8 million ($15.9 million net of noncontrolling interests) in the third quarter of 2019.
Nine Months Ended August 31, 2020 versus Nine Months Ended August 31, 2019
Revenues from home sales increased 3% in the nine months ended August 31, 2020 to $14.5 billion from $14.1 billion in the nine months ended August 31, 2019. Revenues were higher primarily due to a 5% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 36,775 homes in the nine months ended August 31, 2020 from 35,021 homes in the nine months ended August 31, 2019. The average sales price of homes delivered was $395,000 in the nine months ended August 31, 2020, compared to $403,000 in the nine months ended August 31, 2019. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and regional product mix due to COVID-19 stay-at-home orders in certain higher priced markets.
Gross margin on home sales were $3.2 billion, or 21.8%, in the nine months ended August 31, 2020, compared to $2.9 billion or 20.2%, in the nine months ended August 31, 2019. The gross margin percentage on home sales increased primarily due to our continued focus on reducing construction costs. Loss on land sales in the nine months ended August 31, 2020 was $21.9 million, primarily due to a write-off of costs in the second quarter of 2020 as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco. Gross margin on land sales were $14.9 million in the nine months ended August 31, 2019.
Selling, general and administrative expenses were $1.2 billion in both the nine months ended August 31, 2020 and 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.4% in the nine months ended August 31, 2020, from 8.7% in the nine months ended August 31, 2019.
Operating earnings for our Financial Services segment were $329.7 million ($343.8 million net of noncontrolling interests) in the nine months ended August 31, 2020, compared to $149.9 million ($163.0 million net of noncontrolling interests) in the nine months ended August 31, 2019. Operating earnings increased due to an improvement in our mortgage and title businesses as a result of an increase in volume and margin, as well as reductions in loan origination costs. Additionally, in the second quarter of 2020, our Financial Services segment recorded a $61.4 million gain on the deconsolidation of a previously consolidated entity.
Operating loss for our Multifamily segment was $4.0 million in the nine months ended August 31, 2020, compared to operating earnings of $12.7 million ($13.4 million net of noncontrolling interests) in the nine months ended August 31, 2019. Operating loss for our Lennar Other segment was $9.1 million in the nine months ended August 31, 2020, compared to operating earnings of $20.7 million ($21.2 million net of noncontrolling interests) in the nine months ended August 31, 2019.
For the nine months ended August 31, 2020 and 2019, we had a tax provision of $382.5 million and $374.7 million, respectively, which resulted in an overall effective income tax rate of 19.5% and 24.2%, respectively. The reduction in the overall effective income tax rate is primarily due to the extension of the new energy efficient home tax credit during the first quarter of 2020.
Homebuilding Segments
At August 31, 2020, our reportable Homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, North Carolina, Minnesota, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington

Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2020
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,477,273	1,112,035	24.7%	241,904	(103)	638	897	853	244,189
Central	1,062,799	842,764	20.7%	134,395	(57)	1,341	70	(3,071)	132,678
Texas	719,467	538,480	25.2%	114,954	2,016	203	242	(1,304)	116,111
West	2,205,235	1,706,530	22.6%	343,353	72	1,145	48	(1,784)	342,834
Other (2)	2,590	5,005	(93.2)%	(8,005)	—	106	(7,688)	(6,481)	(22,068)
Totals	$5,467,364	4,204,814	23.1%	$826,601	1,928	3,433	(6,431)	(11,787)	813,744

	Three Months Ended August 31, 2019
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,500,056	1,167,440	22.2%	209,610	119	1,083	(184)	8,707	219,335
Central	1,054,715	858,434	18.6%	108,564	4,113	699	14	3,199	116,589
Texas	696,903	555,561	20.3%	75,213	3,322	253	176	(666)	78,298
West	2,060,740	1,646,254	20.1%	253,844	727	1,336	655	2,862	259,424
Other (2)	18,280	17,372	5.0%	(6,318)	3,906	595	(11,120)	(1,727)	(14,664)
Totals	$5,330,694	4,245,061	20.4%	$640,913	12,187	3,966	(10,459)	12,375	658,982

	Nine Months Ended August 31, 2020
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,904,268	2,971,929	23.9%	581,923	(1,681)	3,913	1,474	475	586,104
Central	2,833,745	2,300,783	18.8%	291,672	(703)	2,209	642	(1,789)	292,031
Texas	1,877,374	1,428,758	23.9%	266,647	5,213	970	446	(4,205)	269,071
West	5,894,183	4,619,334	21.6%	841,369	(1,267)	4,873	3,948	(1,088)	847,835
Other (2)	23,642	38,560	(63.1)%	(29,795)	(23,438)	520	(26,587)	(10,238)	(89,538)
Totals	$14,533,212	11,359,364	21.8%	$1,951,816	(21,876)	12,485	(20,077)	(16,845)	1,905,503

	Nine Months Ended August 31, 2019
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,828,659	2,998,113	21.7%	491,322	3,854	2,802	(418)	6,243	503,803
Central	2,723,292	2,230,857	18.1%	254,422	4,957	975	152	3,732	264,238
Texas	1,796,343	1,435,311	20.1%	182,257	5,597	508	334	(2,746)	185,950
West	5,738,881	4,569,646	20.4%	718,061	(3,422)	2,743	158	5,449	722,989
Other (2)	27,764	30,713	(10.6)%	(19,464)	3,905	1,775	(4,827)	(48,003)	(66,614)
Totals	$14,114,939	11,264,640	20.2%	$1,626,598	14,891	8,803	(4,601)	(35,325)	1,610,366

(1)	Net margins on sales of homes include selling, general and administrative expenses.

(2)	Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019
East	4,309	4,521	$1,488,022	1,502,780	$345,000	332,000
Central	2,767	2,809	1,062,799	1,054,715	384,000	375,000
Texas	2,598	2,260	719,467	696,904	277,000	308,000
West	4,165	3,908	2,205,235	2,060,740	529,000	527,000
Other	3	24	2,590	18,280	863,000	762,000
Total	13,842	13,522	$5,478,113	5,333,419	$396,000	394,000
Of the total homes delivered listed above, 33 homes with a dollar value of $10.7 million and an average sales price of $326,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2020, compared to nine home deliveries with a dollar value of $2.7 million and an average sales price of $303,000 for the three months ended August 31, 2019.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019
East	11,511	11,502	$3,924,289	3,838,124	$341,000	334,000
Central	7,389	7,193	2,833,745	2,723,291	384,000	379,000
Texas	6,637	5,660	1,877,374	1,796,344	283,000	317,000
West	11,273	10,667	5,894,183	5,738,881	523,000	538,000
Other	25	49	23,642	43,312	946,000	884,000
Total	36,835	35,071	$14,553,233	14,139,952	$395,000	403,000
Of the total homes delivered listed above, 60 homes with a dollar value of $20.0 million and an average sales price of $334,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2020, compared to 50 home deliveries with a dollar value of $25.0 million and an average sales price of $500,000 for the nine months ended August 31, 2019.

New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019	2020	2019
East	340	361	4,655	4,530	$1,631,349	1,462,210	$350,000	323,000
Central	297	338	3,375	2,632	1,298,792	1,003,818	385,000	381,000
Texas	217	235	2,746	2,221	743,553	660,304	271,000	297,000
West	341	362	4,786	3,949	2,580,328	2,049,404	539,000	519,000
Other	3	4	2	37	1,452	33,896	726,000	916,000
Total	1,198	1,300	15,564	13,369	$6,255,474	5,209,632	$402,000	390,000
Of the total new orders listed above, 34 homes with a dollar value of $9.7 million and an average sales price of $286,000 represent new orders in four active communities from unconsolidated entities for the three months ended August 31, 2020, compared to 21 new orders with a dollar value of $7.3 million and an average sales price of $349,000 in five active communities for the three months ended August 31, 2019.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019
East	12,512	12,756	$4,266,221	4,242,708	$341,000	333,000
Central	8,741	7,974	3,341,959	3,020,328	382,000	379,000
Texas	7,327	6,069	1,986,770	1,861,849	271,000	307,000
West	12,359	11,481	6,508,509	5,977,758	527,000	521,000
Other	16	70	15,189	60,447	949,000	864,000
Total	40,955	38,350	$16,118,648	15,163,090	$394,000	395,000
Of the total new orders listed above, 85 homes with a dollar value of $26.8 million and an average sales price of $316,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2020, compared to 68 new orders with a dollar value of $32.1 million and an average sales price of $472,000 for the nine months ended August 31, 2019.

(1)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2020 and August 31, 2019.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019
East	6,691	6,999	$2,368,300	2,419,795	$354,000	346,000
Central	4,502	4,110	1,752,180	1,597,944	389,000	389,000
Texas	2,860	2,557	822,734	826,226	288,000	323,000
West	5,644	5,215	2,922,743	2,726,329	518,000	523,000
Other	—	27	—	26,123	—	968,000
Total	19,697	18,908	$7,865,957	7,596,417	$399,000	402,000
Of the total homes in backlog listed above, 56 homes with a backlog dollar value of $17.0 million and an average sales price of $303,000 represent the backlog from unconsolidated entities at August 31, 2020, compared to 25 homes with a backlog dollar value of $9.8 million and an average sales price of $391,000 at August 31, 2019.

(1)	During the nine months ended August 31, 2019, we acquired 13 homes in backlog.
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

Three Months Ended August 31, 2020 versus Three Months Ended August 31, 2019
Homebuilding East: Revenues from home sales decreased in the third quarter of 2020 compared to the third quarter of 2019, primarily due to a decrease in the number of home deliveries in all the states of the segment except in New Jersey, partially offset by an increase in the average sales price of homes delivered in all the states of the segment except in Pennsylvania. The decrease in the number of home deliveries was primarily due to the effects of COVID-19 and the economic shutdown. The increase in the number of home deliveries in New Jersey was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Pennsylvania was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the third quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs and an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in the average sales price of homes delivered in all the states of the segment except in Indiana, North Carolina and Tennessee, partially offset by a decrease in the number of home deliveries in all the states in the segment except in Maryland, Minnesota and Tennessee. The decrease in the number of home deliveries was primarily due to the effects of COVID-19 and the economic shutdown. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the third quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs and an increase in the average sales price of homes delivered.
Homebuilding Texas: Revenues from home sales increased in the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the third quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales increased in the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in the number of home deliveries in all states of the segment except Arizona and Oregon. The increase in the number of home deliveries in all states of the segment except Arizona and Oregon was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The decrease in the number of home deliveries in Arizona and Oregon was primarily due to the effects of COVID-19 and the economic shutdown. Gross margin percentage on home deliveries in the third quarter of 2020 increased compared to the same period last year primarily due to reducing our construction costs.
Nine Months Ended August 31, 2020 versus Nine Months Ended August 31, 2019
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2020 compared to the nine months ended August 31, 2019, primarily due to an increase in the average sales price of homes delivered in Florida and New Jersey, partially offset by a decrease in the average sales price of homes delivered in Pennsylvania and South Carolina. The increase in the average sales price of homes delivered in Florida and New Jersey was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in the South Carolina and Pennsylvania was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2020 increased compared to the same period last year primarily due to reducing our construction costs and an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2020 compared to the nine months ended August 31, 2019, primarily due to an increase in the number of home deliveries in all the states in the segment except in North Carolina and Virginia. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of homes deliveries in North Carolina and Virginia was primarily due to the effects of COVID-19 and the economic shutdown. Gross margin percentage on home deliveries in the nine months ended August 31, 2020 increased compared to the same period last year primarily due to reducing our construction costs, partially offset by valuation adjustments taken in a few communities.
Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2020 compared to the nine months ended August 31, 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2020 increased compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales increased in the nine months ended August 31, 2020 compared to the nine months ended August 31, 2019, primarily due to an increase in the number of home deliveries in all the states of the segment except Oregon, Washington and Utah, partially offset by a decrease in the average sales price of homes delivered in all the states of the segment except Arizona. The increase in the number of home deliveries in all the states of the segment except Oregon, Washington and Utah was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Oregon, Washington and Utah was primarily due to the effects of COVID-19 and the economic shutdown. The decrease in the average sales price of homes delivered in all the states of the segment except Arizona was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. The increase in the average sales price of homes delivered in Arizona was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the nine months ended August 31, 2020 increased compared to the same period last year primarily due to reducing our construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2020	2019	2020	2019
Dollar value of mortgages originated	$3,529,000	2,883,000	9,007,000	7,440,000
Number of mortgages originated	10,800	9,200	27,800	23,700
Mortgage capture rate of Lennar homebuyers	82%	77%	80%	75%
Number of title and closing service transactions	16,400	14,300	42,000	42,400
At August 31, 2020 and November 30, 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.6 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. Our Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
LMF Commercial
LMF Commercial originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the nine months ended August 31, 2020, LMF Commercial originated commercial loans with a total principal balance of $582.0 million, all of which were recorded as loans held-for-sale and sold $622.3 million of commercial loans into four separate securitizations. As of August 31, 2020, there were no unsettled transactions.
During the nine months ended August 31, 2019, LMF Commercial originated commercial loans with a total principal balance of $984.5 million, all of which were recorded as loans held-for-sale, and sold $848.3 million of loans into seven separate securitizations.

Multifamily Segment
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets	August 31, 2020	November 30, 2019
(Dollars in thousands)
Multifamily investments in unconsolidated entities	$656,012	561,190
Lennar's net investment in Multifamily	930,213	829,537

Statements of Operations	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2020	2019	2020	2019
Number of operating properties/investments sold through joint ventures	—	1	2	3
Lennar's share of gains on the sale of operating properties/investments	$—	12,620	$3,001	$28,128
Despite widespread reductions in economic activity due to the COVID-19 pandemic, the properties in which the Multifamily segment has investments did not, overall, experience significant increases in vacancies or in delinquent rent payments to date.
(2) Financial Condition and Capital Resources
At August 31, 2020, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.2 billion, compared to $1.5 billion at November 30, 2019 and $1.1 billion at August 31, 2019.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the nine months ended August 31, 2020 and 2019, cash provided by operating activities totaled $2.9 billion and $298.3 million, respectively. During the nine months ended August 31, 2020, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $557.8 million primarily related to the sale of loans originated by Financial Services, a decrease in receivables of $264.6 million and an increase in accounts payable and other liabilities of $165.6 million, partially offset by an increase in other assets of $124.6 million.
During the nine months ended August 31, 2019, cash provided by operating activities was impacted primarily by our net earnings, a decrease in receivables of $528.0 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $1.6 billion.
Investing Cash Flow Activities
During the nine months ended August 31, 2020 and 2019, cash used in investing activities totaled $267.5 million and $39.4 million, respectively. During the nine months ended August 31, 2020, our cash used in investing activities was primarily due to cash contributions of $412.5 million to unconsolidated entities and deconsolidation of a previously consolidated entity, which included (1) $86.9 million to Homebuilding unconsolidated entities, (2) $122.7 million to Multifamily unconsolidated entities, (3) $50.3 million to the strategic technology investments included in the Lennar Other segment; and (4) the derecognition of $152.5 million of cash as of the date of deconsolidation of a previously consolidated Financial Services entity. This was partially offset by distributions of capital from unconsolidated entities of $135.7 million, which primarily included (1) $58.3 million from Homebuilding unconsolidated entities, (2) $39.1 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment; and (3) $38.3 million from Multifamily unconsolidated entities.
During the nine months ended August 31, 2019, cash used in investing activities was primarily due to cash contributions of $329.9 million to unconsolidated entities, which included (1) $196.4 million to Homebuilding unconsolidated entities, (2) $80.2 million to Multifamily unconsolidated entities primarily for working capital; and (3) $52.9 million to the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment; and $69.6 million of net addition to operating properties and equipment. This was partially offset by distributions of capital from unconsolidated and consolidated entities of $250.3 million, which included (1) $107.2 million from Multifamily unconsolidated entities; (2) $78.7 million from Homebuilding unconsolidated entities; (3) $41.6 million from the unconsolidated Rialto real estate funds and strategic investments included in our Lennar Other segment; and (4)$22.9 million from Financial Services consolidated entities. In addition, cash used in investing activities was also offset by $50.0 million of proceeds from the sale of two Homebuilding operating properties and other assets, and $41.6 million of proceeds from the sales of available-for-sale securities.

Financing Cash Flow Activities
During the nine months ended August 31, 2020 and 2019, cash used in financing activities totaled $1.9 billion and $785.1 million, respectively. During the nine months ended August 31, 2020, cash used in financing activities was primarily impacted by (1) $789.3 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $550.3 million of principal payments on notes payable and other borrowings; (3) the redemption of $313 million aggregate principal amount of our senior notes; and (4) repurchases of our common stock for $319.0 million, which included $288.5 million of repurchases under our repurchase program and $30.3 million of repurchases related to our equity compensation plan. These were partially offset by $175.6 million of receipts related to noncontrolling interests.
During the nine months ended August 31, 2019, cash used in financing activities was primarily impacted by (1) payment at maturity of $500.0 million aggregate principal amount of our 4.50% senior notes due June 2019; (2) $423.1 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (3) $154.7 million principal payment on other borrowings; and (4) repurchases of our common stock for $419.3 million, which included $394.7 million of repurchases of our stock under our repurchase program and $24.6 million of repurchases related to our equity compensation plan. These were partially offset by (1) $700 million of net borrowings under our Credit Facility; and (2) $62.6 million proceeds from other borrowings.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2020	November 30, 2019	August 31, 2019
Homebuilding debt	$7,180,274	7,776,638	9,075,016
Stockholders’ equity	17,172,103	15,949,517	15,371,938
Total capital	$24,352,377	23,726,155	24,446,954
Homebuilding debt to total capital	29.5%	32.8%	37.1%
Homebuilding debt	$7,180,274	7,776,638	9,075,016
Less: Homebuilding cash and cash equivalents	1,966,796	1,200,832	795,405
Net Homebuilding debt	$5,213,478	6,575,806	8,279,611
Net Homebuilding debt to total capital (1)	23.3%	29.2%	35.0%

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

At August 31, 2020, Homebuilding debt to total capital improved compared to August 31, 2019 and November 30, 2019, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company.
Our Homebuilding senior notes and other debts payable are summarized within Note 7 of the Notes to the Condensed Consolidated Financial Statements.
At August 31, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.4 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, as of the end of the fiscal quarter, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section of our Form 10-K for the year ended November 30, 2019. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Our outstanding letters of credit and surety bonds are described below:

	August 31, 2020	November 30, 2019
(In thousands)
Performance letters of credit	$770,527	715,793
Financial letters of credit	258,703	184,075
Surety bonds	3,041,946	2,946,167
Anticipated future costs primarily for site improvements related to performance surety bonds	1,498,173	1,427,145
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
Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended
(Dollars in thousands)	August 31, 2020	August 31, 2019
Homebuilding average debt outstanding	$7,896,372	$9,191,109
Average interest rate	4.9%	4.8%
Interest incurred	272,347	320,960
Under the amended Credit Facility agreement executed in April 2019 (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375.0 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at August 31, 2020.
The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2020:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2020
Minimum net worth test	$8,370,211	11,621,827
Maximum leverage ratio	65.0%	27.8%
Liquidity test	1.00	5.68

At August 31, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
January 2021	$500,000
March 2021	300,000
June 2021	600,000
July 2021	200,000
Total - Residential facilities	$1,600,000
LMF Commercial facilities maturing
November 2020	$200,000
December 2020 (1)	700,000
Total - LMF Commercial facilities	$900,000
Total	$2,500,000

(1)
Includes $50.0 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of August 31, 2020.

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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	August 31, 2020	November 30, 2019
Borrowings under the residential facilities	$699,016	1,374,063
Collateral under the residential facilities	727,319	1,423,650
Borrowings under the LMF Commercial facilities	103,667	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2019, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization has no expiration date. The following table represents the repurchase of our Class A and Class B common stocks, under this program, for the three and nine months ended August 31, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	August 31, 2020		August 31, 2019		August 31, 2020		August 31, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	—	—	6,110,000	—	4,250,000	115,000	8,110,000	—
Principal	$—	$—	$295,930	$—	$282,274	$6,155	$394,710	$—
Average price per share	$—	$—	$48.41	$—	$66.42	$53.52	$48.65	$—
During the nine months ended August 31, 2020, treasury stock increased primarily due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2019, treasury stock increased due to our repurchase of 8.1 million shares of Class A common stock during the nine months ended August 31, 2019 through our stock repurchase program and 0.6 million shares of Class A common stock primarily due to activity related to our equity compensation plan.
On October 1, 2020, our Board of Directors increased our annual dividend to $1.00 per share from $0.50 per share resulting in a quarterly cash dividend of $0.25 per share on both our Class A and Class B common stock, payable on October 30, 2020 to holders of record at the close of business on October 16, 2020. On July 24, 2020, we paid cash dividends of $0.125 per share on both our Class A and Class B common stock to holders of record at the close of business on July 10, 2020, as declared by our Board of Directors on June 25, 2020. We declared and paid cash dividends of $0.04 per share on both our Class A and Class B common stock in each quarter for the year ended November 30, 2019.
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
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
At August 31, 2020, we had equity investments in 39 active homebuilding and land unconsolidated entities (of which three had recourse debt, nine had non-recourse debt and 27 had no debt) compared to 36 active homebuilding and land unconsolidated entities at November 30, 2019. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners.
As of August 31, 2020 and November 30, 2019, our recorded investments in Homebuilding unconsolidated entities were $940.7 million and $1.0 billion, respectively, while the underlying equity related to our investments in Homebuilding unconsolidated entities partners’ net assets as of August 31, 2020 and November 30, 2019 were $1.2 billion and $1.3 billion, respectively. The basis difference is primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of August 31, 2020 and November 30, 2019, the carrying amounts of our investment in FivePoint were $376.4 million and $374.0 million, respectively.
The total debt of the Homebuilding unconsolidated entities in which we have investments was $1.1 billion as of both August 31, 2020 and November 30, 2019, of which our maximum recourse exposure was $4.9 million and $10.8 million as of August 31, 2020 and November 30, 2019, respectively. In most instances in which we have guaranteed debt of a Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral.
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
As of August 31, 2020 and November 30, 2019, the fair values of the repayment, maintenance, and completion guarantees were not material. We believe that as of August 31, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities with regard to obligations of our joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Debt without recourse to Lennar	$1,088,048	49,497	211,460	164,396	662,695	—
Land seller and CDD debt	8,200	—	—	—	—	8,200
Maximum recourse debt exposure to Lennar	4,932	—	—	4,932	—	—
Debt issuance costs	(11,930)	—	—	—	—	(11,930)
Total	$1,089,250	49,497	211,460	169,328	662,695	(3,730)
Multifamily: Investments in Unconsolidated Entities
At August 31, 2020, Multifamily had equity investments in 21 unconsolidated entities that are engaged in multifamily residential developments (of which seven had non-recourse debt and 14 had no debt), compared to 19 unconsolidated entities at November 30, 2019. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2020 are included below:

	August 31, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$348,561	250,777
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,137,746	861,508
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,082	259,886
Lennar's remaining commitments	7,934	121,114
Distributions to Lennar during the nine months ended August 31, 2020	23,822	—
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2020.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2020	2021	2022	Thereafter	Other
Debt without recourse to Lennar	$2,466,461	92,629	676,916	478,041	1,218,875	—
Debt issuance costs	(28,246)	—	—	—	—	(28,246)
Total	$2,438,215	92,629	676,916	478,041	1,218,875	(28,246)

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
As of August 31, 2020 and November 30, 2019, we had strategic technology investments in unconsolidated entities of $196.1 million and $124.3 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at August 31, 2020 and August 31, 2019:

	Controlled Homesites					Years of
August 31, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	30,683	12,718	43,401	62,256	105,657
Central	14,504	122	14,626	42,785	57,411
Texas	25,556	—	25,556	35,560	61,116
West	14,911	2,854	17,765	59,475	77,240
Other	1,137	7,544	8,681	2,068	10,749
Total homesites	86,791	23,238	110,029	202,144	312,173	3.8
% of total homesites			35%	65%

	Controlled Homesites					Years of
August 31, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	24,269	16,613	40,882	68,308	109,190
Central	14,760	132	14,892	43,802	58,694
Texas	24,049	—	24,049	37,603	61,652
West	8,193	3,304	11,497	64,627	76,124
Other	—	1,310	1,310	3,234	4,544
Total homesites	71,271	21,359	92,630	217,574	310,204	4.4
% of total homesites			30%	70%

(1)	Based on trailing twelve months of home deliveries.
We evaluate certain option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary or make a significant deposit for optioned land, we may need to consolidate the land under option at the purchase price of the optioned land. Consolidated land purchase options are reflected in the accompanying condensed consolidated balance sheets as consolidated inventory not owned. Over the next several years, we plan to increase the controlled homesites to 50% of our entire homesite inventory from approximately 35% as of August 31, 2020. Recently, we have undertaken several strategic land initiatives which include acquiring fully developed homesites from regional developers and may also include building homes in bulk for landowners who will retain them as rental properties.
During the nine months ended August 31, 2020, consolidated inventory not owned increased by $82.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2020. The increase was primarily due to the consolidation of option contracts, partially offset by us exercising our options to acquire land under previously consolidated contracts. To reflect the purchase price of the inventory consolidated, we had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2020. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to losses related to option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $325.4 million and $320.5 million at August 31, 2020 and November 30, 2019, respectively. Additionally, we had posted $76.8 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of August 31, 2020 and November 30, 2019, respectively.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. There were no outstanding borrowings under our Credit Facility as of August 31, 2020.
(3) New Accounting Pronouncements
See Note 12 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2020 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of August 31, 2020, we had no outstanding borrowings under our Credit Facility.
As of August 31, 2020, our borrowings under Financial Services' warehouse repurchase facilities totaled $699.0 million under residential facilities and $103.7 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2020

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2020	2021	2022	2023	2024	2025	Thereafter	Total	2020
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$345.1	1,039.1	1,793.6	56.8	1,519.3	571.7	1,674.1	6,999.7	7,513.0
Average interest rate	2.9%	6.0%	4.9%	4.5%	5.0%	4.8%	5.0%	5.0%	—
Variable rate	$—	150.3	—	—	—	—	—	150.3	157.6
Average interest rate	—	5.3%	—	—	—	—	—	5.3%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	153.7	153.7	155.1
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$802.7	—	—	—	—	—	—	802.7	802.7
Average interest rate	2.8%	—	—	—	—	—	—	2.8%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2019.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements. From time to time, we are also a party to various lawsuits involving purchases and sales of real property. These lawsuits include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
Item 1A. Risk Factors
Our results of operations and financial condition may be adversely affected by the COVID-19 pandemic and resulting governmental actions.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The COVID-19 pandemic has caused the shutdown of large portions of our national economy. While portions of the national economy have reopened, there is still significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. With the exception of a period in March and April, the COVID-19 pandemic and its effects on the economy do not appear to have adversely affected our home sales through the quarter ended August 31, 2020. However, this may not continue to be the case. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of COVID-19, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. If the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2020	14,401	$63.55	—	10,860,271
July 1 to July 31, 2020	363,624	$60.05	—	10,860,271
August 1 to August 31, 2020	997	$74.55	—	10,860,271

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
101.*
The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, filed on October 1, 2020, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2020 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 1, 2020	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	October 1, 2020	/s/ David Collins
David Collins
Controller