Form 10-K
period 2020-11-30
LENNAR CORP /NEW/
filed 2021-01-22
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (269,292,989 shares of Class A common stock and 15,605,760 shares of Class B common stock) as of May 31, 2020, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $16,947,808,831.
As of December 31, 2020, the registrant had outstanding 275,059,914 shares of Class A common stock and 37,621,152 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2021.

Item 1.    Business
Overview of Lennar Corporation
We are the largest homebuilder in the United States by home sale revenues and net earnings, an originator of residential and commercial mortgage loans, a provider of title insurance and closing services and a developer of multifamily rental properties. In addition, we are involved in a venture that will invest in single family rental homes, and we have interests in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry.
Our homebuilding operations are the most substantial part of our business, generating $21.0 billion in revenues, or approximately 93% of consolidated revenues, in fiscal 2020.
As of November 30, 2020, our reportable homebuilding segments and Homebuilding Other had divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
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
About Our Company
Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into Georgia, Oregon, Washington and Tennessee. In 2017, we acquired WCI Communities, Inc., a homebuilder of luxury single and multifamily homes, including a small number of luxury high-rise tower units, in Florida. In 2018, we acquired CalAtlantic Group, Inc. ("CalAtlantic"), a major homebuilder which was building homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states, and providing mortgage, title and escrow services.
In fiscal 2020, as the coronavirus ("COVID-19") pandemic caused the shutdown of large portions of our national economy, we accelerated various technology initiatives that made our home sale process safer, including selling homes virtually or through self-guided tours and digital closings. As a robust housing market took shape, technology initiatives also helped meet strong housing demand. We are focused on increasing the efficiencies in our building process and reducing selling, general and administrative expenses by using technology, deferring home sale price commitments until construction costs are finalized to protect against anticipated future cost escalations and using innovative strategies to reduce customer acquisition costs. We also continue to focus on divesting non-core assets, possibly including our Multifamily platform, and migrating toward being more of a pure-play homebuilding and financial services company. In addition, we are continuing our pivot to a land light operating model by controlling the timing of land purchases, reducing our years owned supply of homesites and increasing the percentage of land controlled through options or agreements versus owned land. This included entering into arrangements in which third parties or joint ventures will purchase land we designate and give us options to purchase the land in the future. Shortly after the end of fiscal 2020, we entered into a venture that will invest in single family rental homes.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 52,925 in fiscal 2020, compared to 51,491 in fiscal 2019 and 45,627 in fiscal 2018. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. During 2020, we emphasized communities that targeted first time homebuyers, many of whom were moving out of urban locations in response to the COVID-19 pandemic. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2020, the average sales price, excluding deliveries from unconsolidated entities, was $395,000, compared to $400,000 in fiscal 2019 and $413,000 in fiscal 2018.

We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:
•Strong Operating Margins - We believe our purchasing leverage combined with our focus on reducing selling, general and administrative costs by using technology and innovative strategies and reducing interest expense through paydowns of debt position us for strong operating margins.
•Everything’s Included® Approach - We are focused on distinguishing our products, including through our Everything’s Included® approach, which maximizes our purchasing power, enables us to include luxury features as standard items in our homes and simplifies our homebuilding operations.
•Innovative Homebuilding - We are constantly innovating the homes we build to create products that better meet our customers' needs and desires. Our Next Gen® home provides what can be a home within a home to accommodate children or parents or can be an office from which to work remotely.
•Flexible Operating Structure - Our local operating structure gives us the flexibility to make operating decisions based on local homebuilding conditions and customer preferences, while our centralized management structure provides oversight for our homebuilding operations.
•Digital Marketing - We are increasingly advertising homes through digital channels, which is significantly increasing the efficiency of our marketing efforts.
•Strategic partners and investments - We partner with and/or invest in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies.
•Land light strategy - We are focused on reducing our years owned supply of homesites and increasing the percentage of land controlled through options or agreements versus owned land.
Diversified Program of Property Acquisition
We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of:
•Acquiring land directly from individual land owners/developers or homebuilders;
•Acquiring local or regional homebuilders that own, or have options to purchase, land in strategic markets;
•Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) or entities in which we have investments until we have determined whether to exercise the options;
•Acquiring access to land through joint ventures or partnerships, which among other benefits, limits the amount of our capital invested in land while helping to ensure our access to potential future homesites and allowing us to participate in strategic ventures;
•Investing in regional developers in exchange for preferential land purchase opportunities; and
•Acquiring land in conjunction with Multifamily.
We are in the process of further reducing our reliance on land we own and increasing our access to land through options and joint ventures. At November 30, 2020, 39% of our total homesites were controlled through options and joint ventures compared to 33% at November 30, 2019. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2020, we were actively building and marketing homes in 1,177 communities, including four communities being constructed by unconsolidated entities. This was a decrease from the 1,283 communities, including five communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2019. The decrease was the result of accelerated sales pace and deliveries as well as a result of delayed openings due to the COVID-19 pandemic. We anticipate the community count will increase by about 10% in fiscal 2021.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although homebuilders throughout the country have sometimes encountered shortages of materials and skilled labor, because of our size and our builder of choice program, where we work with our trade partners to drive efficiencies, we have been less affected by these shortages than many of our competitors. We believe that the current availability of raw materials and labor to our subcontractors are in most locations adequate for our planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and corporate debt.
Marketing
We offer a diversified line of homes for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program enables us to differentiate our homes from those of our competitors by including luxury items as standard features at competitive prices, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. In addition, we include built in wireless capability, home automation and solar power in many of the homes we sell, which enhances our brand and improves our ability to generate traffic and sales.
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors. In response to COVID-19, we have made it possible for potential homebuyers to take virtual tours of model homes.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 15% in 2020 and 16% in 2019. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.

The backlog dollar value including unconsolidated entities at November 30, 2020 was $7.8 billion, compared to $6.3 billion at November 30, 2019. We expect that a substantial portion of all homes currently in backlog will be delivered in fiscal year 2021.
During fiscal year 2020, because of the concern about increasing labor and material costs, we, in many instances, deferred entering into contracts to sell homes and committing to the sales price until the costs of the homes were determined, which usually was shortly before construction began. This had the effect of reducing the number of homes subject to sales contracts at any particular time.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2020 and 2019, we had equity investments in 38 and 36 active homebuilding and land unconsolidated entities, respectively, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $4.9 million and $10.8 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
FivePoint - We own an approximately 40% interest in FivePoint, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and the San Francisco Shipyard and Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. Our Executive Chairman is a director of FivePoint. As of November 30, 2020, the carrying amount of our investment in FivePoint was $392.1 million.
Solar Business
Our solar business is focused on providing homeowners the ability to purchase or lease solar power systems that generate much of a home's annual expected energy needs. In fiscal 2020, our solar business operated in California, Colorado, Florida, Maryland, Nevada, South Carolina, and Texas.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage (formerly Eagle Home Mortgage, LLC), from locations in most of the states in which we have homebuilding operations. In fiscal year 2020, our financial services subsidiaries provided loans to 80% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.
During fiscal year 2020, we originated approximately 40,000 residential mortgage loans totaling $12.9 billion, compared to 34,800 residential mortgage loans totaling $10.9 billion during fiscal year 2019. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2020, Financial Services had four warehouse residential facilities maturing at various dates through fiscal 2021 with a total maximum borrowing capacity of $1.8 billion including an uncommitted amount of $700 million. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
We have been using new technology to automate portions of our mortgage loan origination process. This has reduced our origination costs from approximately $8,400 and $5,600 per loan in the fourth quarters of 2018 and 2019, respectively, to approximately $5,500 per loan in the fourth quarter of 2020. This new technology has also made the mortgage financing process easier for homebuyers and improved the customer experience. In response to COVID-19, this new technology has also enabled us to increase the number of digital closings, with digital document signing and where possible digital notarization.
Title, Insurance and Closing Services
During 2020, we provided title insurance and closing services to our homebuyers and others in approximately 61,100 real estate transactions in 34 states, through Lennar Title (formerly CalAtlantic Title) compared to approximately 59,700 real estate transactions during 2019.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2020, LMF Commercial had five warehouse repurchase financing agreements maturing between December 2020 and December 2021 with commitments totaling $800 million, which includes $50 million for floating rate loans.
Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Our Multifamily segment is one of the largest developers of apartment communities across the country. At November 30, 2020, it had interests in 65 communities with development costs of approximately $7.8 billion, of which 34 communities were completed and operating, seven communities were partially completed and leasing, 21 communities were under construction and the remaining communities were owned by the joint ventures. As of November 30, 2020, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $4.7 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities. Our Multifamily segment had equity investments in 22 and 19 unconsolidated entities (including the Multifamily Ventures, described below) as of November 30, 2020 and 2019, respectively.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating, participating in and managing ventures that build multifamily properties with the intention of retaining them after they are completed. Our current ventures, Lennar Multifamily Venture Fund I LP ("LMV I") and Lennar Multifamily Venture Fund II LP ("LMV II"), are both long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Strategic Technology Investments
We strategically invest in technology initiatives that, among other things, help us enhance the homebuying experience, reduce our SG&A expenses and stay at the forefront of homebuilding innovation. Our strategic investments include, among others, Opendoor, a company that uses technology to streamline the home buying and selling process; Blend, a company that provides a digital mortgage application platform; Hippo Analytics, a company that provides home insurance in a more efficient and effective way; States Title, a company that built a predictive analytics platform for title insurers; and Notarize, a company that provides online notarizations. At November 30, 2020, our investment in strategic technology ventures was $324.0 million, which was included in our Lennar Other and Financial Services segments. In December 2020, one of our strategic investments, Opendoor, began trading on the Nasdaq stock market for which we expect to record a significant unrealized gain in the first quarter of fiscal 2021.
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC, that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018, however, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles it manages. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $190.4 million as of November 30, 2020, and are committed to invest as much as an additional $3.3 million in Rialto funds.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. In 2020, the shutdown of large portions of our national economy in March and April due to the COVID-19 pandemic temporarily reduced our home sales, and therefore altered our normal seasonal pattern.
Competition
The residential homebuilding industry is highly competitive. In each of the market regions where we operate, we compete for homebuyers with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete with a wide variety of property owners in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:
•Everything’s Included® marketing program, which simplifies the home buying experience by including the most desirable features as standard items;
•Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for multi-generational families or a home office to accommodate working from home;
•Inclusion of built-in Wi-Fi, solar power systems and advanced technology in many of our homes;
•Financial position as a result of our ability to finance land purchases and development activities with operating revenues and corporate level borrowing;
•Access to land, particularly in land-constrained markets;
•Pricing to current market conditions;
•Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;
•Quality construction and home warranty programs, which are supported by a responsive customer care team; and
•Size and scale in leading markets.
Our residential financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations, non-bank mortgage lenders and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price.
Our LMF Commercial subsidiary's commercial mortgage origination and sale business competes with a wide variety of banks and other lenders that offer small and mid-sized mortgage loans to commercial enterprises. Competition is based primarily on service, price and relationships with mortgage brokers and other referral sources. LMF Commercial is run by highly seasoned managers who have been originating and securitizing loans for over 28 years and can benefit from long-standing relationships with referral sources, as well as being able to leverage Lennar's infrastructure facilities for rapid market entrances and analysis. We believe these factors give LMF Commercial an advantage over many of the lenders with which it competes. Additionally, we believe access to Lennar's local homebuilding teams provides LMF Commercial with a distinct advantage in its evaluation of real estate assets.
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
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. For example, the

California Energy Commission adopted a requirement that most newly built homes in California must have rooftop solar panels. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such subjects as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.
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
Human Capital
Our associates are our most valuable asset, and we are committed to building a workforce that supports each associate’s unique professional journey. We believe having an inclusive work environment, where everyone has a sense of belonging, not only drives engagement but fosters innovation, which is critical to driving growth. Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, engaging and retaining our associates. We understand the importance of balance, and offer associates a competitive and comprehensive benefits package, including paid parental leave and resources for whole-self well-being (physical, social, and financial).
We are committed to the health and safety of our associates and trade partners. During fiscal 2020, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our associates, trade partners and homebuyers, including protocols regarding social distancing, daily health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time. We are also committed to worker safety and regulatory compliance. Our worker safety metrics are measured and reviewed by our Board of Directors so we can ensure that we are successfully managing and improving our safety program.
Although we subcontract the land development and construction aspects of our homebuilding activities, we are highly dependent on our skilled employees for critical aspects of what we do. That includes senior executives who are responsible for our operational strategies and for approving significant land acquisitions and other major investments we make. It also includes the people who head our homebuilding divisions and non-homebuilding segments. And it includes the many people who are involved in design, construction oversight, marketing and other aspects of our homebuilding business and in carrying out our other activities.
At November 30, 2020, we employed 9,495 individuals of whom 7,309 were involved in the Homebuilding operations, 1,545 were involved in the Financial Services operations and 641 were involved in the Multifamily operations, compared to November 30, 2019, when we employed 10,106 individuals of whom 7,931 were involved in the Homebuilding operations, 1,556 were involved in the Financial Services operations and 619 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
NYSE Certification
On April 8, 2020, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.
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
Market and Economic Risks
Demand for homes we build may be adversely affected by a variety of macroeconomic factors beyond our control.
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
The COVID-19 pandemic caused the shutdown of large portions of our national economy. While portions of the national economy have reopened, there is still significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as their impact on the U.S. economy and consumer confidence. With the exception of a period in March and April, the COVID-19 pandemic and its effects on the economy do not appear to have adversely affected our home sales through the year ended November 30, 2020. However, this may not continue to be the case. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of COVID-19, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. If the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
A downturn in the homebuilding market could adversely affect our operations.
During fiscal 2020, we saw the homebuilding industry stall from mid-March through April as a result of the COVID-19 pandemic, but by May and into June, the market for new homes had steadily strengthened. While the homebuilding industry only paused for a relatively brief period in 2020, the prior economic downturn in 2007-2010 severely affected for more than two years both the number of homes we could sell and the prices for which we could sell them. That required us to write down the carrying value of our land inventory and write off costs of land purchase options. It is possible that another downturn resulting from increasing severity of the COVID-19 pandemic or other factors would result in a decline in demand for new homes which would negatively impact our business, results of operations and financial condition.
Continuing cost increases could affect our operating margins.
During fiscal 2020, although lumber, in particular, labor and other costs were rising, we were able to implement cost saving changes that enabled us to minimize the effect of the cost increases. Further, we actively managed our sales pace so we did not sell homes until construction was ready to start, in order to avoid the possibility of costs increasing after we committed to the prices at which we would sell homes. While we will continue to focus on cost controls, we may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We continue to operate in a labor constrained market and we cannot predict future inflationary pressures or increases in tariffs on imported building materials. Our inability to pass on future increased costs to homebuyers would put downward pressure on our operating margins in 2021 and subsequent years.
An increase in mortgage interest rates could reduce potential buyers’ ability or desire to obtain financing with which to buy homes.
Mortgage rates are very low as compared to most historical periods. However, they could increase in the future, particularly if the Federal Reserve Board raises its benchmark rate. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
A decline in prices of new homes could require us to write down the carrying value of land we own and to write off option costs.
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
Multifamily. Our multifamily rental business competes with other multifamily apartment developers and operators at locations across the U.S. where we have investments in multifamily rental properties. We also compete in securing partners, equity capital and debt financing, and we compete for tenants with the large supply of already existing or newly built rental apartments, as well as with sellers of homes. These competitive conditions could negatively impact the ability of the ventures in which we are participating to find renters for the apartments they are building or the prices for which those apartments can be rented.
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
Additionally, the cost of insurance has increased significantly in recent years. Also, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur. This increase in cost and limitation in coverage has also increased our self-insured retentions and decreased our total coverage. It is possible in the future that insurance would not be available at commercially reasonable rates, which may cause us to reduce or eliminate general liability insurance.

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
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we may not always be able to do that, and even when we can, it may not avoid claims against us relating to work the subcontractors already performed.
Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
During 2020, we experienced increases in the prices of some building materials, particularly lumber, and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts usually fix the price of the homes at the time the contracts are signed, which in the past has often been well in advance of the construction of the homes. During 2020, in order to reduce the risk of this happening, we focused on not signing a contract relating to sale of a home until construction was ready to start. However, increases in construction costs sometimes exceed our ability to increase home prices, particularly in areas where there is aggressive pricing competition or weak demand. This reduces our operating margins and our net income.
A reduced number of home sales would extend the time it takes us to recover land purchase and property development costs.
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
Increased interest rates would increase the cost of the homes we build.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2020, we had a $2.4 billion revolving credit facility with a group of banks
(the "Credit Facility") maturing in 2024. It has a $400 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The Credit Facility agreement provides that up to $500 million in commitments may be used for letters of credit. The interest on borrowings under the Credit Facility is at rates based on prevailing short term rates from time to time. At November 30, 2020, we had no borrowings under the Credit Facility. However, if in the future we have a need for significant borrowings under the Credit Facility and interest rates increase, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
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

We could be hurt by refusals of owners of land to honor options or contracts to sell the land to us.
We have made a strategic decision to increase the portion of our potential land inventory that we control through options or contracts and reduce the portion we own. This substantially reduces our investment in land. However, if landowners who are parties to the options or contracts were to refuse to honor them, we could lose access to land at the time we want to use it in our homebuilding activities.
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
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Our insurance may not cover business interruptions or losses resulting from these events and our results of operations could be adversely affected by these events.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from our Financial Services segment, others obtain mortgage financing from banks and other independent lenders. Disruptions in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA to sponsored mortgage programs, as well as changes made in recent years by private mortgage insurance companies, have reduced the ability of potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Our Financial Services segment can be adversely affected by reduced demand for our homes.
Approximately 93% of the residential mortgage loans made by our Financial Services segment in 2020 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this aspect of our business.
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
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis, we remain responsible for certain industry standard limited representations and warranties we make in connection with such sales. Mortgage investors sometimes seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations and warranties. In addition, when LMF Commercial sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
Financing Risks
Failure to comply with the covenants and conditions imposed by our borrowing facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Financial Services residential mortgage companies have warehouse facilities to finance their mortgage lending activities and our LMF Commercial lending group has warehouse facilities to finance its mortgage origination activities. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would seriously adversely impact our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2020, our consolidated debt, net of debt issuance costs, and excluding amounts outstanding under our credit facilities, was $6.0 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding senior indebtedness during fiscal 2020 by $1.5 billion, but we still have a significant amount of indebtedness. Our reliance on debt to help support our operations exposes us to a number of risks, including:
•we may be more vulnerable to general adverse economic and homebuilding industry conditions;
•we may have to pay higher interest rates upon refinancing indebtedness if interest rates rise, thereby reducing our earnings and cash flows;
•we may find it difficult, or may be unable, to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;
•we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the cash flow available to fund operations and investments and reducing the amount we can return to our stockholders;
•we may have reduced flexibility in planning for, or reacting to, changes in our businesses or the industries in which they are conducted;
•we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and
•we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. For a number of years, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $5.4 billion outstanding, net of debt issuance costs, as of November 30, 2020. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
During fiscal year 2021, we will have to replace or renew a total of $2.4 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. If we cannot replace or renew this debt when we need it, our operations could be adversely affected.

Our inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2020, we had outstanding surety bonds of $3.1 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
Our Financial Services segment, including LMF Commercial, has warehouse facilities that mature in fiscal year 2021, and if we could not renew or replace these facilities, we probably would have to reduce our mortgage lending and origination activities.
Our Financial Services segment's residential mortgage origination subsidiaries have committed and uncommitted borrowing amounts under four warehouse repurchase credit facilities that totaled $1.8 billion as of November 30, 2020, all of which will mature at various dates through fiscal 2021. Our Financial Services segment uses these facilities to finance its residential mortgage lending activities until the mortgage loans it originates are sold to investors. In addition, LMF Commercial, our commercial mortgage lending subsidiary, which is included in our Financial Services segment, has committed borrowing amounts under five warehouse repurchase credit facilities that totaled $800 million as of November 30, 2020, all of which will mature within a year after that date. LMF Commercial uses these facilities primarily to finance its commercial mortgage loan origination activities. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have a material adverse impact on our financial results.
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
During the past couple of years, the U.S. government has imposed new, or increased existing, tariffs on an array of imported materials and products that are used in the homes we build, including lumber, steel, aluminum, solar panels and washing machines, which increases the costs of those items, and it has threatened additional new or increased tariffs. The tariffs that have been imposed or increased have impacted our construction costs and caused disruptions in our supply chains, and new or increased tariffs could result in further cost increases. These cost increases will either require us to increase prices or negatively impact our profit margins. The new or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for the homes we build.

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
We are also subject to a variety of local, state and federal laws and regulations concerning protection of the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. These permits, entitlements and approvals sometimes are opposed or challenged by local governments, environmental advocacy groups, neighboring property owners or other possibly interested parties, adding delays, costs and risks of non-approval to the process. Violations of environmental laws and regulations can result in injunctions, civil penalties, remediation expenses, and other costs. In addition, some environmental laws impose strict liability, which means that we may be held liable for unlawful environmental conditions on property we own which we did not create.
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
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we encounter. Shutdowns of government offices in response to the COVID-19 pandemic have further delayed the time it is taking to obtain required approvals. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
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
We have investments in funds and other investment vehicles managed by Rialto Capital Management, a company we sold in November 2018, investments in a number of companies that are applying technology to various aspects of building and marketing homes and real estate related aspects of the financial services industry, and investments in FivePoint Holdings, a publicly traded company that has ownership interests in, and is managing the development of, three large multi-use master planned communities in California. As a minority investor, we have limited influence over decisions made with regard to these funds and businesses. However, we could suffer significant losses of our investments as a result of decisions that are made by the funds and businesses.
Our results of operations could be adversely affected if legal claims against us are not resolved in our favor.
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other claimants. We establish reserves against legal claims and we believe that, in general, the outcome of legal claims will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have an adverse effect on our results of operations for the periods when we are required to make the payments.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subject to possibility of computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber intrusions. The risk of cyber intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, cyber intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. The increase in the frequency and scope of cyber-attacks during the pandemic exacerbates data security risks. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and there is an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-criminals or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
International activities subject us to risks inherent in international operations.
While there has been a pause as a result of the coronavirus pandemic, we historically have sold significant numbers of homes in communities in the United States to people who are not residents of the United States, and some large investors in our multifamily development and single-family rental ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. In some instances, the government may review the possible effects of investments by non-U.S. entities on U.S. national security. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business.

We experience variability in our operating results on a quarterly basis.
Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. The shutdown of large portions of our national economy in the second quarter of 2020 as a result of the COVID-19 pandemic changed this pattern with regard to 2020, but we expect it to resume in 2021 and subsequent years. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of factors, including, among others, seasonal home buying patterns, the timing of home closings and land sales and weather-related problems.
We could suffer significant losses with regard to our investments in technology companies.
In connection with our effort to use new technology to reduce selling costs and improve the experience of our homebuyers, we have made substantial investments in companies that are developing new technology that we are using. In many instances those companies have not yet achieved profitability or their ability to survive market downturns has not yet been tested. While we hope at least most of the investments we have made will prove to be profitable, it is possible that will not be the case, and that we at some time will have to write down significant portions of our investments in technology companies.
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
Risks Related to Ownership of our Stock
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart Miller, our Executive Chairman, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 34% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
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
General Risk Factors
The risk factors described above are those that we think may be material with regard to an investment in us that are not applicable generally to all business enterprises. However, we are subject to the many risks that affect all or most business enterprises in the United States or internationally, and our business or financial condition could be materially affected by those risks.

Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 22, 2021:

Name	Position	Age
Stuart Miller	Executive Chairman	63
Rick Beckwitt	Co-Chief Executive Officer and Co-President	61
Jonathan M. Jaffe	Co-Chief Executive Officer and Co-President	61
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	60
Mark Sustana	Vice President, General Counsel and Secretary	59
David M. Collins	Vice President and Controller	51
Jeff J. McCall	Executive Vice President	49
Mr. Miller has served as our Executive Chairman since April 2018. Before that time, Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves on the Board of Directors of Five Point Holdings, LLC.
Mr. Beckwitt is one of our Directors, and has served as our Co-Chief Executive Officer and Co-President since November 2020. Before that time, Mr. Beckwitt served as our Chief Executive Officer from April 2018 to November 2020, President from April 2011 to April 2018, and our Executive Vice President from March 2006 to 2011. Mr. Beckwitt also serves on the Board of Directors of Eagle Materials Inc.
Mr. Jaffe is one of our Directors, and has served as our Co-Chief Executive Officer and Co-President since November 2020. Before that time, Mr. Jaffe served as our President from April 2018 to November 2020 and our Chief Operating Officer from December 2004 to January 2019. Mr. Jaffe served as Vice President from 1994 to April 2018 and prior to then, Mr. Jaffe served as a Regional President in our Homebuilding operations. Mr. Jaffe also serves on the Board of Directors of Opendoor Technologies, Inc.
Ms. Bessette has served as our Chief Financial Officer since April 2018, our Treasurer since February 2008, and as a Vice President since 2000. Ms. Bessette initially joined us in 1995 and served as our Controller from 1997 to 2008.
Mr. Sustana has served as Vice President since April 2018, and as our Secretary and General Counsel since 2005.
Mr. Collins joined us in 1998 and has served as Vice President since January 2021, and as our Controller since February 2008.
Mr. McCall has served as our Executive Vice President since January 2020. Before that, Mr. McCall served as our Senior Vice President from February 2018 to January 2020. From June 2011 to February 2018, Mr. McCall served as Executive Vice President and Chief Financial Officer of CalAtlantic Group, Inc., or a predecessor.
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

Item 3.    Legal Proceedings.
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in a number of cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers or indemnity contributions from subcontractors. From time to time, we are also a party to lawsuits involving purchases and sales of real property. These lawsuits often include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.
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
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2020, the last reported sale price of our Class A and Class B common stock on the NYSE was $76.23 and $61.20, respectively. As of December 31, 2020, there were approximately 1,736 and 876 holders of record of our Class A and Class B common stock, respectively.
On January 14, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share on both our Class A and Class B common stock, payable on February 12, 2021 to holders of record at the close of business on January 29, 2021.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2020	—	$—	—	10,860,271
October 1 to October 31, 2020	—	$—	—	10,860,271
November 1 to November 30, 2020	12,407	$77.92	—	10,860,271
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due.
(2)In January 2019, our Board of Directors authorized a stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration. Subsequent to November 30, 2020, our Board of Directors authorized a stock repurchase program, which replaced the January 2019 stock repurchase program, under which we are authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration.
The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2015 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2015=$100)
$300
$200
$100
$0
2015
2016
2017
2018
2019
2020
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Market Index

	2015	2016	2017	2018	2019	2020
Lennar Corporation	$100	83	123	86	120	153
Dow Jones U.S. Home Construction Index	$100	88	158	112	164	200
Dow Jones U.S. Total Market Index	$100	102	124	131	152	180

Item 6.    Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2016 through 2020. The information presented below is based upon our historical financial statements.

	As of or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Results of Operations:
Revenues:
Homebuilding	$20,981,136	20,793,216	19,077,597	11,188,876	9,741,337
Financial Services	$890,311	824,810	954,631	891,957	809,694
Multifamily	$576,328	604,700	421,132	394,771	287,441
Lennar Other	$41,079	36,835	118,271	170,761	111,527
Total revenues	$22,488,854	22,259,561	20,571,631	12,646,365	10,949,999
Operating earnings (loss):
Homebuilding	$2,988,907	2,502,905	2,254,487	1,264,394	1,344,740
Financial Services	$480,952	224,642	199,716	195,307	207,439
Multifamily	$22,681	16,390	42,695	73,432	71,174
Lennar Other	$(10,334)	31,469	(33,707)	(57,633)	(60,322)
Gain on sale of Rialto investment and asset management platform	$—	—	296,407	—	—
Acquisition and integration costs related to CalAtlantic	$—	—	152,980	—	—
Corporate general and administrative expenses	$358,418	341,114	343,934	285,889	232,562
Earnings before income taxes	$3,123,788	2,434,292	2,262,684	1,189,611	1,330,469
Net earnings attributable to Lennar	$2,465,036	1,849,052	1,695,831	810,480	911,844
Diluted earnings per share	$7.85	5.74	5.44	3.38	3.86
Cash dividends declared per each - Class A and Class B common stock	$0.625	0.16	0.16	0.16	0.16
Financial Position:
Total assets	$29,935,177	29,359,511	28,566,181	18,745,034	15,361,781
Debt:
Homebuilding	$5,955,758	7,776,638	8,543,868	6,410,003	4,575,977
Financial Services	$1,463,919	1,745,755	1,558,702	1,191,344	1,300,704
Lennar Other	$1,906	15,178	14,488	371,168	398,859
Multifamily	$—	36,125	—	—	—
Stockholders’ equity	$17,994,856	15,949,517	14,581,535	7,872,317	7,026,042
Total equity	$18,099,401	16,033,830	14,682,957	7,986,132	7,211,567
Shares outstanding (000s)	312,699	315,893	324,238	239,964	239,133
Stockholders’ equity per share	$57.55	50.49	44.97	32.81	29.38
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	52,925	51,491	45,627	29,394	26,563
New orders	56,169	51,439	45,826	30,348	27,372
Backlog of home sales contracts	18,821	15,577	15,616	8,935	7,623
Backlog dollar value	$7,812,971	6,300,542	6,570,123	3,550,366	2,891,538

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; slowdowns in the residential real estate markets across the nation or in regions where we have significant homebuilding or multifamily development activities; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy, our even flow production strategy and our strategy to better position our non-core assets; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors related to COVID-19 force us to further delay or terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook

With the exception of a relatively brief period in March and April, the single family housing market was strong during 2020, and we expect it to continue to be strong during 2021. The underproduction of homes for the past 10 years has created a housing shortage that, combined with strong demand, has pushed home prices higher. Demand is growing as the millennial generation has begun moving towards traditional family formation trends. Concurrently, the proposition of home as more of an essential part of the way we live, not just a place to live, is becoming a way of life rather than a COVID-driven reaction.

Our measured growth strategy in the current market is to focus on selling homes when we begin construction which improves our inventory turn, while being patient with longer-term sales. This enables price appreciation to offset future cost escalations to maximize margin. Our deliveries are expected to grow faster in 2021 than they did in 2020. We expect continued price appreciation and leverage from field expenses throughout the year, somewhat offset by higher lumber prices and other anticipated cost increases. We anticipate that our community count will be growing through 2021, and that our new communities will be larger than the communities that sold out during 2020. We are expecting strong margins for the foreseeable future and throughout 2021, and we expect our bottom line to grow faster than our top line. We expect to deliver between 62,000 and 64,000 homes in 2021 with between a 23.75% and 24% gross margin as compared to the 22.8% full year gross margin in 2020. Our technology initiatives have contributed meaningfully to our readiness for current economic and structural shifts while helping to improve our core business and drive our SG&A to a historic low of 8.1% for 2020. Our results and our expectations for next year are solid in all respects, and they reflect our focused strategy to balance growth, margin, cash flow and returns.

We have remained focused on our optioned versus owned land strategy and believe we are in an excellent position to achieve our target of 50% owned land and 50% land controlled through options or similar agreements by the end of 2021. At the end of fiscal 2020, the portion of land we controlled through options or similar agreements was 39%, up from 33% at the start of the year. We ended fiscal 2020 with a 3.5 year supply of land owned, compared to a 4.1 year supply of land owned at the start of fiscal 2020, which put us well on the way to our goal of a 3.0 year supply by the end of 2021. Among other things, this has increased our cash flow, which enabled us to reduce debt, including prepaying all of our senior debt that was scheduled to become due in fiscal 2021, such that our year-end homebuilding debt-to-total capital ratio improved to 24.9%, the lowest in our history. We expect to be in a strong cash and liquidity position in 2021, and plan to continue with our strategies of reducing our debt balances and leverage ratio, and focusing on total shareholder return.

While we continue to refine and grow our ancillary business divisions, they are becoming a decidedly smaller part of the overall company picture. We continue to work on strategies to better position our Multifamily platform, our emerging single-family home for rent platform, our strategic investment in FivePoint Holdings entities and our growing technology investments platform.

With a solid balance sheet, leading positions in almost all of our homebuilding markets and continued execution of our core operating strategies, we believe that we are well positioned to meet demand, drive strong margins and cash flow and continue to grow with the market.

Results of Operations
Overview
Our net earnings attributable to Lennar were $2.5 billion, or $7.85 per diluted share ($7.88 per basic share) in 2020 and $1.8 billion, or $5.74 per diluted share ($5.76 per basic share) in 2019.
Financial information relating to our operations was as follows:

	Year ended November 30, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$20,840,159	—	—	—	—	20,840,159
Sales of land	123,365	—	—	—	—	123,365
Other revenues	17,612	890,311	576,328	41,079	—	1,525,330
Total revenues	20,981,136	890,311	576,328	41,079	—	22,488,854
Costs and expenses:
Costs of homes sold	16,092,069	—	—	—	—	16,092,069
Costs of land sold	172,480	—	—	—	—	172,480
Selling, general and administrative	1,697,095	—	—	—	—	1,697,095
Other costs and expenses	—	470,777	575,581	6,744		1,053,102
Total costs and expenses	17,961,644	470,777	575,581	6,744	—	19,014,746
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(836)	—	21,934	(35,037)	—	(13,939)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other expense, net	(29,749)	—	—	(9,632)	—	(39,381)
Operating earnings (loss)	2,988,907	480,952	22,681	(10,334)	—	3,482,206
Corporate general and administrative expenses	—	—	—	—	358,418	358,418
Earnings (loss) before income taxes	$2,988,907	480,952	22,681	(10,334)	(358,418)	3,123,788

	Year ended November 30, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$20,560,147	—	—	—	—	20,560,147
Sales of land	203,567	—	—	—	—	203,567
Other revenues	29,502	824,810	604,700	36,835	—	1,495,847
Total revenues	20,793,216	824,810	604,700	36,835	—	22,259,561
Costs and expenses:
Costs of homes sold	16,323,989	—	—	—	—	16,323,989
Costs of land sold	206,526	—	—	—	—	206,526
Selling, general and administrative	1,715,185	—	—	—	—	1,715,185
Other costs and expenses	—	600,168	599,604	11,794		1,211,566
Total costs and expenses	18,245,700	600,168	599,604	11,794	—	19,457,266
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(13,273)	—	11,294	15,372		13,393
Other expense, net	(31,338)	—	—	(8,944)		(40,282)
Operating earnings	2,502,905	224,642	16,390	31,469	—	2,775,406
Corporate general and administrative expenses	—	—	—	—	341,114	341,114
Earnings before income taxes	$2,502,905	224,642	16,390	31,469	(341,114)	2,434,292

2020 versus 2019
Revenues from home sales increased 1% in the year ended November 30, 2020 to $20.8 billion from $20.6 billion in the year ended November 30, 2019. Revenues were higher primarily due to a 3% increase in the number of home deliveries, excluding unconsolidated entities, partially offset by a 1% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 52,813 homes in the year ended November 30, 2020 from 51,412 homes in the year ended November 30, 2019, as a result of an increase in home deliveries in the Texas and West segments. The average sales price of homes delivered, excluding unconsolidated entities, decreased to $395,000 in the year ended November 30, 2020 from $400,000 in the year ended November 30, 2019. The decrease in average sales price primarily resulted from continuing to shift to lower-priced communities and regional product mix.
Gross margins on home sales were $4.7 billion, or 22.8%, in the year ended November 30, 2020, compared to $4.2 billion, or 20.6%, in the year ended November 30, 2019. The gross margin percentage on home sales increased primarily due to our continued focus on reducing construction costs combined with favorable market conditions. Loss on land sales in the year ended November 30, 2020 was $49.1 million, primarily due to a write-off of costs in the second quarter as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco and a change in strategy with three land assets that resulted in impairments in the fourth quarter.
Selling, general and administrative expenses were $1.7 billion in both years ended November 30, 2020 and 2019. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.1% in the year ended November 30, 2020, from 8.3% in the year ended November 30, 2019, due to improved operating leverage as a result of an increase in home deliveries combined with the benefits of our technology initiatives.
Operating earnings for the Financial Services segment were $481.0 million ($495.0 million net of noncontrolling interests) in the year ended November 30, 2020, compared to $224.6 million ($244.3 million net of noncontrolling interests) in the year ended November 30, 2019. Operating earnings increased due to an improvement in the mortgage and title businesses as a result of an increase in volume and margin, as well as reductions in loan origination costs. Additionally, in the second quarter of 2020, the Financial Services segment recorded a $61.4 million gain on the deconsolidation of a previously consolidated entity.
Operating earnings for the Multifamily segment were $22.7 million in the year ended November 30, 2020, compared to operating earnings of $16.4 million ($18.1 million net of noncontrolling interests) in the year ended November 30, 2019. Operating loss for the Lennar Other segment was $10.3 million in the year ended November 30, 2020, compared to operating earnings of $31.5 million ($32.0 million net of noncontrolling interests) in the year ended November 30, 2019.
In the fourth quarter of 2020, we retired $1.2 billion of senior notes which included the redemption of $300 million aggregate principal amount of our 2.95% senior notes due November 2020, and early retirement of $400 million aggregate principal amount of our 8.375% senior notes due January 2021 and $500 million aggregate principal amount of our 4.75% senior notes due April 2021.
During the year ended November 30, 2020, we retired $1.5 billion of senior notes which included the redemptions and retirements described above and the redemption of $300 million aggregate principal amount of our 6.625% senior notes due May 2020. The redemption price for each issue of senior notes, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest and prepayment premiums.
For the years ended November 30, 2020 and 2019, we had a tax provision of $656.2 million and $592.2 million, respectively, which resulted in an overall effective income tax rate of 21.0% and 24.3%, respectively. The reduction in the overall effective income tax rate was primarily due to the extension of the new energy efficient home tax credit during the first quarter of 2020.
At November 30, 2020, we had $2.7 billion of Homebuilding cash and cash equivalents and no outstanding borrowings under our $2.4 billion revolving credit facility, thereby providing $5.1 billion of available capacity.
Homebuilding Segments
At November 30, 2020, our homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint
The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Year Ended November 30, 2020
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expenses), net	Operating Earnings (Loss)
East	$5,689,419	4,269,452	25.0%	$929,181	2,587	6,404	4,189	(9,064)	933,297
Central	4,084,514	3,265,086	20.1%	481,697	(544)	2,787	792	(1,803)	482,929
Texas	2,640,762	1,974,375	25.2%	416,520	6,994	1,292	782	(3,994)	421,594
West	8,400,942	6,535,718	22.2%	1,268,716	(34,713)	6,083	4,635	(3,227)	1,241,494
Other (2)	24,522	47,438	(93.5)%	(45,119)	(23,439)	1,046	(11,234)	(11,661)	(90,407)

	Year Ended November 30, 2019
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expenses), net	Operating Earnings (Loss)
East	$5,688,262	4,406,966	22.5%	$792,144	5,170	18,553	(793)	15,545	830,619
Central	4,089,841	3,335,324	18.4%	416,910	6,266	1,946	178	6,072	431,372
Texas	2,526,364	2,003,650	20.7%	278,121	9,378	2,256	569	(4,450)	285,874
West	8,203,790	6,520,975	20.5%	1,062,701	(23,900)	4,495	1,263	6,291	1,050,850
Other (2)	51,890	57,074	(10.0)%	(28,903)	127	2,252	(14,490)	(54,796)	(95,810)
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2020	2019	2020	2019	2020	2019
East	16,976	17,251	$5,725,481	5,708,859	$337,000	331,000
Central	10,684	10,799	4,084,514	4,089,840	382,000	379,000
Texas	9,425	8,193	2,640,762	2,526,364	280,000	308,000
West	15,814	15,178	8,400,943	8,203,790	531,000	541,000
Other	26	70	24,522	67,439	943,000	963,000
Total	52,925	51,491	$20,876,222	20,596,292	$394,000	400,000
Of the total homes delivered listed above, 112 homes with a dollar value of $36.1 million and an average sales price of $322,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2020 and 79 home deliveries with a dollar value of $36.1 million and an average sales price of $458,000 for the year ended November 30, 2019.
New Orders (1):

	At November 30,		Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2020	2019	2020	2019	2020	2019	2020	2019
East	323	346	17,299	17,196	$6,010,047	5,720,017	$347,000	333,000
Central	285	337	11,905	10,620	4,602,720	4,032,899	387,000	380,000
Texas	213	238	10,078	8,215	2,752,008	2,478,981	273,000	302,000
West	353	359	16,868	15,335	9,005,958	8,024,755	534,000	523,000
Other	3	3	19	73	17,917	66,903	943,000	916,000
Total	1,177	1,283	56,169	51,439	$22,388,650	20,323,555	$399,000	395,000

Of the total new orders listed above, 119 represent the dollar value of new orders from unconsolidated entities with a dollar value of $37.3 million and an average sales price of $314,000 for the year ended November 30, 2020 and 103 new orders with a dollar value of $43.7 million and an average sales price of $424,000 for the year ended November 30, 2019.
(1)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2020 and 2019.
Backlog:

	November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2020	2019	2020	2019	2020	2019
East (1)	6,013	5,690	$2,310,935	2,026,369	$384,000	356,000
Central	4,371	3,150	1,762,172	1,243,966	403,000	395,000
Texas	2,823	2,170	824,584	713,337	292,000	329,000
West	5,612	4,558	2,913,432	2,308,417	519,000	506,000
Other	2	9	1,848	8,453	924,000	939,000
Total	18,821	15,577	$7,812,971	6,300,542	$415,000	404,000
Of the total homes in backlog listed above, 38 homes with a backlog dollar value of $11.5 million and an average sales price of $302,000 represent homes in backlog from unconsolidated entities at November 30, 2020 and 31 homes with a dollar value of $10.2 million and an average sales price of $328,000 represent homes in backlog from unconsolidated entities at November 30, 2019.
(1)During the year ended November 30, 2019, we acquired 13 homes in backlog.
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
Homebuilding East: Revenues from home sales increased in 2020 compared to 2019, primarily due to an increase in the average sales price in all the states of the segment, except in Pennsylvania and South Carolina, partially offset by a decrease in the number of home deliveries in Florida and Pennsylvania. The decrease in the number of home deliveries in Florida and Pennsylvania was primarily due to the effects of COVID-19 and the economic shutdown. The increase in the average sales price of homes delivered in Florida and New Jersey was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in South Carolina and Pennsylvania was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home sales for the year ended November 30, 2020 increased compared to the same period last year primarily due to reducing our construction costs and an increase in the average sales price of homes delivered.
Homebuilding Central: Revenues from home sales decreased in 2020 compared to 2019, primarily due to a decrease in the number of home deliveries in Minnesota, North Carolina and Virginia, partially offset by an increase in the average sales price in all the states of the segment, except in Indiana, North Carolina and Tennessee. The decrease in the number of deliveries was primarily due to the effects of COVID-19 and the economic shutdown. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Indiana, North Carolina and Tennessee was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home sales for the year ended November 30, 2020 increased compared to the same period last year primarily due to reducing our construction costs, partially offset by valuation adjustments taken in a few communities.
Homebuilding Texas: Revenues from home sales increased in 2020 compared to 2019, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home sales for the year ended November 30, 2020 increased compared to the same period last year primarily due to reducing our construction costs.
Homebuilding West: Revenues from home sales increased in 2020 compared to 2019, primarily due to an increase in the number of home deliveries in Arizona, California and Utah. The increase in revenues was partially offset by a decrease in the average sales price in all the states of the segment, except in Arizona, Oregon and Utah. The increase in the number of deliveries in Arizona, California and Utah was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Colorado, Nevada, Oregon and Washington was primarily due to the effects of COVID-19 and the economic shutdown and a decrease in active communities due to timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Nevada, California, Colorado and Washington was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-

priced communities. The increase in the average sales price of homes delivered in Arizona, Oregon and Utah was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2020 increased compared to the same period last year primarily due to reducing our construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services:

	Years Ended November 30,
(Dollars in thousands)	2020	2019
Dollar value of mortgages originated	$12,939,200	10,930,900
Number of mortgages originated	40,000	34,800
Mortgage capture rate of Lennar homebuyers	80%	76%
Number of title and closing service transactions	61,100	59,700
At November 30, 2020 and 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.2 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. Our Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
LMF Commercial
LMF Commercial originates and sells into securitizations five, seven and ten year commercial first mortgage loans, which are secured by income producing properties.
During the year ended November 30, 2020, LMF Commercial originated loans with a total principal balance of $703.8 million, all of which were recorded as loans held-for-sale, and sold $705.1 million of loans into 5 separate securitizations. As of November 30, 2020 there were no unsettled transactions.
During the year ended November 30, 2019, LMF Commercial originated loans with a principal balance of $1.6 billion nearly all of which were recorded as loans held-for-sale, except $15.3 million which were recorded as accrual loans within loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. As of November 30, 2019, originated loans with an unpaid balance of $158.4 million which were sold into a securitization trust but not settled and thus were included as receivables, net.
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
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheet	November 30,
(Dollars in thousands)	2020	2019
Multifamily investments in unconsolidated entities	$724,647	561,190
Lennar's net investment in Multifamily	906,632	829,537

Statement of Operations	November 30,
(Dollars in thousands)	2020	2019
Number of operating properties/investments sold through joint ventures	5	3
Lennar's share of gains on the sale of operating properties/investments	$21,114	28,128

The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the year ended November 30, 2020 are included below:

	November 30, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$328,365	288,476
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,139,322	995,206
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,483	300,393
Lennar's remaining commitments	7,533	80,607
Distributions to Lennar during the year ended November 30, 2020	39,988	—
Our Multifamily segment had equity investments in unconsolidated entities. The details of the Multifamily segment's equity investments in unconsolidated entities and the development activities as of November 30, 2020 were as follows:

(Dollars in thousands)	November 30, 2020
Under construction/owned	24
Partially completed and leasing	7
Completed and operating	34
Total unconsolidated joint ventures	65
Total development costs	$7,839,358
As of November 30, 2020, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $4.7 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
Despite widespread reductions in economic activity due to the COVID-19 pandemic, the properties in which the Multifamily segment has investments did not, overall, experience significant increases in vacancies or in delinquent rent payments to date.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve our customers and increase efficiencies. As of November 30, 2020 and 2019, our balance sheet had $452.9 million and $495.4 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $387.0 million and $403.7 million, respectively.
At November 30, 2020 and 2019, the carrying value of Lennar Other's commercial mortgage-backed securities ("CMBS") was $53.5 million and $54.1 million, respectively. These securities were purchased at discount rates ranging from 28% to 55% with coupon rates ranging from 2.8% to 4.0%, stated and assumed final distribution dates between November 2020 and October 2026, and stated maturity dates between November 2049 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2020 and 2019. We classify these securities as held-for-sale at November 30, 2020 and held-to-maturity at November 30, 2019. We have financing agreements to finance CMBS that have been purchased as investments by the segment. At November 30, 2020 and 2019, the carrying amount, net of debt issuance costs, of outstanding debt in these agreements was $1.9 million and $13.3 million, respectively, and the interest is incurred at a rate of 3.0% and 3.9%, respectively.
Financial Condition and Capital Resources
At November 30, 2020, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.9 billion, compared to $1.5 billion at November 30, 2019.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During 2020 and 2019, cash provided by operating activities totaled $4.2 billion and $1.5 billion, respectively. During

2020, cash provided by operating activities was positively impacted by our net earnings, a decrease in inventories of $781.4 million, an increase in accounts payable and other liabilities of $266.5 million and a decrease in loans held-for-sale of $154.9 million primarily related to the sale of loans originated by Financial Services.
During 2019, cash provided by operating activities was positively impacted by our net earnings and a decrease in receivables of $312.3 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $623.6 million and an increase in Financial Services loans held-for-sale of $431.3 million.
Investing Cash Flow Activities
During 2020 and 2019, cash (used in) provided by investing activities totaled ($280.2) million and $19.6 million, respectively. During 2020, our cash used in investing activities was primarily due to cash contributions of $486.2 million to unconsolidated entities and the deconsolidation of a previously consolidated entity, which included (1) $166.6 million to Multifamily unconsolidated entities, (2) $104.4 million to Homebuilding unconsolidated entities, (3) $62.7 million to the strategic technology investments included in the Lennar Other segment; and (4) the derecognition of $152.5 million of cash as of the date of deconsolidation of a previously consolidated Financial Services entity. This was partially offset by distributions of capital from unconsolidated entities of $220.7 million, which primarily included (1) $93.4 million from Multifamily unconsolidated entities, (2) $74.7 million from Homebuilding unconsolidated entities, (3) $0.7 million from strategic technology ventures and (4) $43.7 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
During 2019, our cash provided by investing activities was primarily due to $52.6 million of proceeds from sales of securities, $70.4 million of proceeds from the sale of two Homebuilding operating properties and other assets, and distributions of capital from unconsolidated entities of $405.7 million. This was partially offset by net additions to operating properties and equipment of $86.5 million and cash contributions of $436.2 million to unconsolidated entities.
Financing Cash Flow Activities
During 2020 and 2019, our cash used in financing activities totaled $2.4 billion and $1.6 billion, respectively. During 2020, our cash used in financing activities was primarily impacted by (1) redemption of $300 million aggregate principal amount of our 2.95% senior notes due November 2020, (2) redemption of $400 million aggregate principal amount of our 8.375% senior notes due January 2021, (3) redemption of $500 million aggregate principal amount redemption of our 4.75% senior notes due April 2021, (4) redemption of $300 million aggregate principal amount of our 6.625% senior notes due May 2020, (5) $605.0 million principal payments on notes payable and other borrowings, (6) repurchase of our common stock for $321.5 million, which included $288.5 million of repurchases of our stock under our repurchase program and $32.9 million of repurchases related to our equity compensation plan and (7) $281.8 million of net repayments under our Financial Services warehouse facilities. This was partially offset by (1) proceeds from other liabilities of $346.4 million, (2) receipts related to noncontrolling interests of $176.6 million, and (3) $92.7 million of proceeds from other borrowings.
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
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2020	2019
Homebuilding debt	$5,955,758	7,776,638
Stockholders’ equity	17,994,856	15,949,517
Total capital	$23,950,614	23,726,155
Homebuilding debt to total capital	24.9%	32.8%
Homebuilding debt	$5,955,758	7,776,638
Less: Homebuilding cash and cash equivalents	2,703,986	1,200,832
Net Homebuilding debt	$3,251,772	6,575,806
Net Homebuilding debt to total capital (1)	15.3%	29.2%
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
At November 30, 2020, Homebuilding debt to total capital was lower compared to November 30, 2019, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings.
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
Our Homebuilding senior notes and other debts payable are summarized within Note 4 of the Notes to the Consolidated Financial Statements.
At November 30, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.4 billion maturing in 2024. The credit agreement provides that up to $500 million in commitments may be used for letters of credit. Subsequent to November 30, 2020, our Credit Facility maximum borrowings were increased by $100 million to $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. As of both November 30, 2020 and 2019, we had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants at November 30, 2020. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Our outstanding letters of credit and surety bonds are described below:

	November 30,
(In thousands)	2020	2019
Performance letters of credit	$752,096	715,793
Surety bonds	3,087,711	2,946,167
Anticipated future costs primarily for site improvements related to performance surety bonds	1,584,642	1,427,145
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our senior notes (the "Guaranteed Notes"). The guarantees are full and unconditional. However, they will be suspended as to a subsidiary any time it is not directly or indirectly guaranteeing at least $75 million of Lennar Corporation debt (other than senior notes) and be released when the subsidiary is sold. These guarantees are outlined in the Supplemental Financial Information below.
Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	November 30,
(Dollars in thousands)	2020	2019
Homebuilding average debt outstanding	$7,594,961	$9,072,286
Average interest rate	4.9%	4.8%
Interest incurred	$353,403	$422,710
Under our Credit Facility agreement (the "Credit Agreement"), we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Agreement, which involves adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2020.

The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2020:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2020
Minimum net worth test	$8,614,526	12,284,420
Maximum leverage ratio	65.0%	18.5%
Liquidity test (1)	1.00	7.97
(1)We are only required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended. Although we are in compliance with our debt covenants for both calculations, we have only disclosed our liquidity test.
At November 30, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
January 2021 (1)	$500,000
March 2021	500,000
June 2021	600,000
July 2021	200,000
Total - Residential facilities	$1,800,000
LMF Commercial facilities maturing:
December 2020 (2)	$500,000
November 2021	100,000
December 2021	200,000
Total - LMF Commercial facilities	$800,000
Total	$2,600,000
(1)Subsequent to November 30, 2020, the maturity date was extended to December 2021.
(2)Includes $50 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of November 30, 2020.
The Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by an up to 80% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2020	2019
Borrowings under the residential facilities	$1,185,797	$1,374,063
Collateral under the residential facilities	1,231,619	1,423,650
Borrowings under the LMF Commercial facilities	124,617	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
LMF Commercial - loans held-for-sale
During the year ended November 30, 2020, LMF Commercial originated commercial loans with a total principal balance of $703.8 million, all of which were recorded as loans held-for-sale and sold $705.1 million of commercial loans into five separate securitizations. As of November 30, 2020, there were no unsettled transactions.
During the year ended November 30, 2019, LMF Commercial originated commercial loans with a total principal balance of $1.6 billion, nearly all of which were recorded as loans held-for-sale except $15.3 million which were recorded as accrual loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. As of November 30, 2019, originated loans with an unpaid balance of $158.4 million which were sold into a securitization trust but not settled and thus were included as receivables, net.
Changes in Capital Structure
In January 2019, our Board of Directors authorized a stock repurchase program, under which we are authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The following table shows the repurchase of our Class A and Class B common stock, under this program, for the years ended November 30, 2020 and 2019:

	November 30,
	2020		2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	4,250,000	115,000	9,774,729	0
Principal	$282,274	$6,155	$492,938	$0
Average price per share	$66.42	$53.52	$50.41	$0
During the year ended November 30, 2020, treasury stock increased by 4.5 million shares of Class A common stock due primarily to 4.4 million shares of common stock repurchased during the year through our stock repurchase program. During the year ended November 30, 2019, treasury stock increased by 10.5 million shares of Class A common stock primarily due to 9.8 million shares of common stock repurchased during the year through our stock repurchase program.
During the years ended November 30, 2020 and 2019, our Class A and Class B common stockholders received an aggregate per share annual dividend of $0.625 and $0.16, respectively. On January 14, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share on both our Class A and Class B common stock, payable on February 12, 2021 to holders of record at the close of business on January 29, 2021.
Based on our current financial condition and credit relationships, we believe that, assuming the effects of the COVID-19 pandemic and resulting governmental actions on our operations do not significantly worsen for a protracted period, our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our senior notes. The guarantees are full and unconditional.
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2020 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 4 of the Notes to the Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2020 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	November 30, 2020
Due from non-guarantor subsidiaries	$2,655,503
Equity method investments	951,579
Total assets	27,695,067
Total liabilities	9,599,718

Year Ended
(In thousands)	November 30, 2020
Total revenues	$21,087,434
Operating earnings	3,100,491
Earnings before income taxes	2,747,134
Net earnings attributable to Lennar	2,185,585
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
At November 30, 2020, we had equity investments in 38 active homebuilding and land unconsolidated entities (of which 3 had recourse debt, 9 had non-recourse debt and 26 had no debt), compared to 36 active homebuilding and land unconsolidated entities at November 30, 2019. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
As of November 30, 2020 and 2019, our recorded investments in Homebuilding unconsolidated entities were $953.2 million and $1.0 billion, respectively, while the underlying equity in Homebuilding unconsolidated entities partners’ net assets as of both November 30, 2020 and 2019 was $1.3 billion. The basis difference was primarily as a result of us contributing our investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to us. Included in our recorded investments in Homebuilding unconsolidated entities is our 40% ownership of FivePoint. As of November 30, 2020 and 2019, the carrying amount of our investment was $392.1 million and $374.0 million, respectively.
The total debt of the Homebuilding unconsolidated entities in which we have investments was $1.1 billion as of both November 30, 2020 and 2019, of which our maximum recourse exposure was $4.9 million and $10.8 million as of November 30, 2020 and 2019, respectively. In most instances in which we have guaranteed debt of an unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral.
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
As of both November 30, 2020 and 2019, the fair values of our repayment, maintenance and completion guarantees were not material. We believe that as of November 30, 2020, in the event we become legally obligated to perform under a guarantee of an obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should to be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 4 of the notes to our Consolidated Financial Statements).
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2020 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$1,085,071	252,593	164,396	—	668,082	—
Land seller and CDD debt	7,470	—	—	—	—	7,470
Maximum recourse debt exposure to Lennar	4,932	—	4,932	—	—	—
Debt issuance costs	(11,834)	—	—	—	—	(11,834)
Total	$1,085,639	252,593	169,328	—	668,082	(4,364)
Financial Services - Investment in an Unconsolidated Entity
In connection with the sale of the majority of its retail title agency business and title insurance underwriter in the first quarter of 2019, we provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, we were required to consolidate the buyer’s results at that time. During the year ended November 30, 2020, there was a significant equity raise that was completed, which resulted in the entity’s deconsolidation. Upon deconsolidation, we recorded a gain of $61.4 million. As of November 30, 2020, our recorded investment in the Financial Services unconsolidated entity was $68.9 million.
Multifamily - Investments in Unconsolidated Entities
At November 30, 2020, Multifamily had equity investments in 22 unconsolidated entities that are engaged in multifamily residential developments (of which 7 had non-recourse debt and 15 had no debt), compared to 19 unconsolidated entities at November 30, 2019. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the year ended November 30, 2020 are included below:

	November 30, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$328,365	288,476
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,139,322	995,206
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,483	300,393
Lennar's remaining commitments	7,533	80,607
Distributions to Lennar during the year ended November 30, 2020	39,988	—
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2020.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2020 and does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$2,550,714	383,104	495,279	554,764	1,117,567	—
Debt issuance costs	(31,147)	—	—	—	—	(31,147)
Total	$2,519,567	383,104	495,279	554,764	1,117,567	(31,147)

Lennar Other - Investments in Unconsolidated Entities
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
As of November 30, 2020 and 2019, we had strategic technology investments in unconsolidated entities of $196.6 million and $167.0 million, respectively.
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
As a continuation of our focus on strategic partnerships to further enhance our land lighter strategy, we have entered into arrangements with a land bank investor group and a joint venture in which we are a 20% participant. These arrangements have specified time periods (12 to 18 months in one instance and three years in the other). Under these arrangements, in most instances when we want to acquire a property for use in our for-sale single family home business, we will offer the investor group or the joint venture the opportunity to acquire the property and give us an option to purchase all or a portion of it in the future back, if it is mutually beneficial to both parties. The maximum amount the investor group and the joint venture are committed to spend is $2.5 billion, but that may be increased. To the extent the investor group or the joint venture does not elect to purchase properties we identify, we can purchase them directly. The arrangement with the investor group and the joint venture, together with existing and other strategic partnerships we are discussing, are significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2020 and 2019:

	Controlled Homesites
November 30, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	33,877	8,397	42,274	58,561	100,835
Central	17,525	110	17,635	41,950	59,585
Texas	23,156	—	23,156	34,497	57,653
West	24,714	2,848	27,562	49,357	76,919
Other	1,137	7,519	8,656	2,242	10,898
Total homesites	100,409	18,874	119,283	186,607	305,890	3.5
% of total homesites			39%	61%

	Controlled Homesites
November 30, 2019	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	32,971	16,613	49,584	65,181	114,765
Central	13,267	132	13,399	42,891	56,290
Texas	21,766	—	21,766	36,443	58,209
West	8,144	3,267	11,411	62,424	73,835
Other	5,739	2,311	8,050	2,093	10,143
Total homesites	81,887	22,323	104,210	209,032	313,242	4.1
% of total homesites			33%	67%
(1)Based on trailing twelve months of home deliveries.
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

During the year ended November 30, 2020, consolidated inventory not owned increased by $523.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet. The increase was primarily due to homesites sold to the investor group. This strategic relationship is a continuation of our land light strategy and allows us to offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it in the future. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $414.2 million and $320.5 million at November 30, 2020 and 2019, respectively. Additionally, we had posted $87.5 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2020 and 2019, respectively.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2020:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - Senior notes and other debts payable (1)	$5,933,262	293,177	1,864,698	2,102,548	1,672,839
Financial Services - Notes and other debts payable	1,463,919	1,310,414	—	—	153,505
Lennar Other - Notes and other debts payable	1,906	1,906	—	—	—
Interest commitments under interest bearing debt (2)	1,144,118	296,404	448,383	260,116	139,215
Operating leases obligations	133,499	33,616	49,126	28,048	22,709
Other contractual obligations (3)	88,141	66,268	21,873	—	—
Total contractual obligations (4)	$8,764,845	2,001,785	2,384,080	2,390,712	1,988,268
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2020.
(3)Amounts include $7.5 million and $80.6 million remaining equity commitment to fund the LMV I and LMV II, respectively, for future expenditures related to the construction and development of the projects.
(4)Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $70.0 million as of November 30, 2020, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduces our financial risk and costs of capital associated with land holdings. At November 30, 2020, we had access to 119,283 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2020, we had $414.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $87.5 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2020, we had letters of credit outstanding in the amount of $1.0 billion (which included the $87.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2020, we had outstanding surety bonds of $3.1 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2020, there were approximately $1.6 billion, or 51%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material adverse effect on our financial position, results of operations or cash flows.
Our Financial Services segment had a pipeline of loan applications in process of $4.7 billion at November 30, 2020. Loans in process for which interest rates were committed to the borrowers totaled approximately $798.8 million as of November 30, 2020. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2020, we had open commitments amounting to $1.8 billion to sell MBS with varying settlement dates through February 2021 and there were no open futures contracts.
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
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. In 2020, the shutdown of large portions of our national economy in March and April due to the COVID-19 pandemic temporarily reduced our home sales, and therefore altered our normal seasonal pattern.
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
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as Investments in Unconsolidated Entities and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as Equity in Earnings (Loss) from Unconsolidated Entities within each of the respective segments. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Homebuilding unconsolidated entities and all of our Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
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
Consolidation of Variable Interest Entities
GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which we have a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility and Financial Services’ and LMF Commercial’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities, but do affect our earnings and cash flows.
In our Financial Services operations, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates.
To mitigate interest risk associated with LMF Commercial's loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We hedge our interest rate exposure through entering into interest rate swap futures. We also manage a portion of our credit exposure by buying protection within the CMBX and CDX markets.
We do not enter into or hold derivatives for trading or speculative purposes.
The table below provides information at November 30, 2020 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2020. Weighted average variable interest rates are based on the variable interest rates at November 30, 2020.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the notes to the consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2020

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	2020
ASSETS
Financial Services:
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$1.5	1.6	1.6	1.7	1.8	48.0	56.2	54.1
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%	4.2%	4.2%	—
Variable rate	$0.1	15.2	0.1	0.1	0.1	0.8	16.4	16.7
Average interest rate	2.5%	6.5%	2.5%	2.5%	2.5%	2.5%	6.2%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$139.2	1,805.8	58.9	1,518.7	583.8	1,672.8	5,779.2	6,422.1
Average interest rate	3.7%	4.9%	4.5%	5.0%	4.8%	5.0%	4.9%	—
Variable rate	$154.0	—	—	—	—	—	154.0	159.7
Average interest rate	5.3%	—	—	—	—	—	5.3%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	153.5	153.5	154.4
Average interest rate	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,310.4	—	—	—	—	—	1,310.4	1,310.4
Average interest rate	2.7%	—	—	—	—	—	2.7%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	3.0%	—

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities - Consolidation of Variable Interest Entities - Refer to Note 1, Summary of Significant Accounting Policies (Variable Interest Entities), and Note 8, Variable Interest Entities, to the financial statements
Critical Audit Matter Description
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
As of November 30, 2020, the carrying value of the Company’s consolidated VIE’s assets and non-recourse liabilities was $1.1 billion and $528.5 million, respectively. Additionally, at November 30, 2020, the carrying value of the Company’s investments in VIEs that are unconsolidated was $949.4 million.
We identified the consolidation and primary beneficiary assessment upon formation and reconsideration events of some of the Company’s VIE’s as a critical audit matter given the significant judgment required by management. This required a high degree of auditor judgment and an increased extent of audit effort due to the complexity of the entity structures and agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting determination for unconsolidated joint ventures included the following, among others:
•We tested the effectiveness of the investment consolidation controls over the initial accounting assessment of joint ventures and the continuous reassessment for reconsideration events, as required by the accounting framework.
•We selected a sample of unconsolidated joint ventures and evaluated the appropriateness of the Company’s accounting conclusions upon formation and reconsideration events by:
◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement to determine if the joint venture should be classified as a VIE.
◦If an entity is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
◦For those entities where the Company has determined it is the primary beneficiary, evaluating whether or not the Company consolidated the balances at the appropriate amounts.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading joint venture board minutes and confirming the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP
Miami, Florida
January 22, 2021

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2020 and 2019

	2020 (1)	2019 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$2,703,986	1,200,832
Restricted cash	15,211	9,698
Receivables, net	298,671	329,124
Inventories:
Finished homes and construction in progress	8,593,399	9,195,721
Land and land under development	7,495,262	8,267,647
Consolidated inventory not owned	836,567	313,139
Total inventories	16,925,228	17,776,507
Investments in unconsolidated entities	953,177	1,009,035
Goodwill	3,442,359	3,442,359
Other assets	1,190,793	1,021,684
	25,529,425	24,789,239
Financial Services	2,776,987	3,006,024
Multifamily	1,175,908	1,068,831
Lennar Other	452,857	495,417
Total assets	$29,935,177	29,359,511
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.
As of November 30, 2020, total assets include $1.1 billion related to consolidated VIEs of which $32.1 million is included in Homebuilding cash and cash equivalents, $0.1 million in Homebuilding receivables, net, $14.2 million in Homebuilding finished homes and construction in progress, $486.8 million in Homebuilding land and land under development, $426.3 million in Homebuilding consolidated inventory not owned, $1.6 million in Homebuilding investments in unconsolidated entities, $110.3 million in Homebuilding operating properties and equipment, $10.4 million in Homebuilding other assets and $39.9 million in Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2020 and 2019

	2020 (2)	2019 (2)
	(Dollars in thousands except per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,037,338	1,069,179
Liabilities related to consolidated inventory not owned	706,691	260,266
Senior notes and other debts payable, net	5,955,758	7,776,638
Other liabilities	2,225,864	1,969,082
	9,925,651	11,075,165
Financial Services	1,644,248	1,988,323
Multifamily	252,911	232,155
Lennar Other	12,966	30,038
Total liabilities	11,835,776	13,325,681
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2020 and 2019 - 400,000,000 shares; Issued: 2020 - 298,942,836 shares; 2019 - 297,119,153 shares	29,894	29,712
Class B common stock of $0.10 par value per share; Authorized: 2020 and 2019 - 90,000,000 shares, Issued: 2020 - 39,443,168 shares; 2019 - 39,443,064 shares	3,944	3,944
Additional paid-in capital	8,676,056	8,578,219
Retained earnings	10,564,994	8,295,001
Treasury stock, at cost; 2020 - 23,864,589 shares of Class A common stock and 1,822,016 shares of Class B common stock; 2019 - 18,964,973 shares of Class A common stock and 1,704,630 shares of Class B common stock	(1,279,227)	(957,857)
Accumulated other comprehensive income (loss)	(805)	498
Total stockholders’ equity	17,994,856	15,949,517
Noncontrolling interests	104,545	84,313
Total equity	18,099,401	16,033,830
Total liabilities and equity	$29,935,177	29,359,511
(2)As of November 30, 2020, total liabilities include $528.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $28.4 million is included in Homebuilding accounts payable, $351.4 million in Homebuilding liabilities related to consolidated inventory not owned, $129.1 million in Homebuilding senior notes and other debts payable, $9.9 million in Homebuilding other liabilities and $9.8 million in Multifamily liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2020, 2019 and 2018

	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$20,981,136	20,793,216	19,077,597
Financial Services	890,311	824,810	954,631
Multifamily	576,328	604,700	421,132
Lennar Other	41,079	36,835	118,271
Total revenues	22,488,854	22,259,561	20,571,631
Costs and expenses:
Homebuilding	17,961,644	18,245,700	16,936,803
Financial Services	470,777	600,168	754,915
Multifamily	575,581	599,604	429,759
Lennar Other	6,744	11,794	115,969
Acquisition and integration costs related to CalAtlantic	—	—	152,980
Corporate general and administrative	358,418	341,114	343,934
Total costs and expenses	19,373,164	19,798,380	18,734,360
Homebuilding equity in loss from unconsolidated entities	(836)	(13,273)	(90,209)
Homebuilding other income (expense), net	(29,749)	(31,338)	203,902
Financial Services gain on deconsolidation	61,418	—	—
Multifamily equity in earnings from unconsolidated entities and other gain	21,934	11,294	51,322
Lennar Other equity in earnings (loss) from unconsolidated entities	(35,037)	15,372	24,110
Lennar Other expense, net	(9,632)	(8,944)	(60,119)
Gain on sale of Rialto investment and asset management platform	—	—	296,407
Earnings before income taxes	3,123,788	2,434,292	2,262,684
Provision for income taxes (1)	(656,235)	(592,173)	(545,171)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	2,467,553	1,842,119	1,717,513
Less: Net earnings (loss) attributable to noncontrolling interests	2,517	(6,933)	21,682
Net earnings attributable to Lennar	$2,465,036	1,849,052	1,695,831
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	(851)	1,040	(1,634)
Reclassification adjustments for (gains) loss included in net earnings	(452)	(176)	234
Total other comprehensive income (loss), net of tax	$(1,303)	864	(1,400)
Total comprehensive income attributable to Lennar	$2,463,733	1,849,916	1,694,431
Total comprehensive income (loss) attributable to noncontrolling interests	$2,517	(6,933)	21,682
Basic earnings per share	$7.88	5.76	5.46
Diluted earnings per share	$7.85	5.74	5.44
(1)Provision for income taxes for the year ended November 30, 2018 includes a non-cash one-time write down of deferred tax assets of $68.6 million resulting from the Tax Cuts and Jobs Act enacted in December 2017.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2020, 2019 and 2018

	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$29,712	29,499	20,543
Employee stock and director plans	182	213	183
Stock issuance in connection with CalAtlantic acquisition	—	—	8,408
Conversion of convertible senior notes to shares of Class A common stock	—	—	365
Balance at November 30,	29,894	29,712	29,499
Class B common stock:
Beginning balance	3,944	3,944	3,769
Stock issuance in connection with CalAtlantic acquisition	—	—	168
Conversion of convertible senior notes to shares of Class B common stock	—	—	7
Balance at November 30,	3,944	3,944	3,944
Additional paid-in capital:
Beginning balance	8,578,219	8,496,677	3,142,013
Employee stock and director plans	576	415	3,797
Stock issuance in connection with CalAtlantic acquisition	—	—	5,061,430
Amortization of restricted stock	107,131	86,940	72,655
Conversion of convertible senior notes to shares of Class A common stock	—	—	216,782
Equity adjustment related to noncontrolling interests	(9,870)	(5,813)	—
Balance at November 30,	8,676,056	8,578,219	8,496,677
Retained earnings:
Beginning balance	8,295,001	6,487,650	4,840,978
Net earnings attributable to Lennar	2,465,036	1,849,052	1,695,831
Cumulative-effect of accounting change	—	9,753	—
Cash dividends - Class A common stock ($0.625 per share for 2020 and $0.16 per share for 2019 and 2018)	(171,520)	(45,418)	(43,195)
Cash dividends - Class B common stock ($0.625 per share for 2020 and $0.16 per share for 2019 and 2018)	(23,523)	(6,036)	(5,964)
Balance at November 30,	10,564,994	8,295,001	6,487,650
Treasury stock, at cost:
Beginning balance	(957,857)	(435,869)	(136,020)
Employee stock and directors plans	(32,855)	(29,049)	(49,939)
Purchases of treasury stock	(288,515)	(492,939)	(249,910)
Balance at November 30,	(1,279,227)	(957,857)	(435,869)
Accumulated other comprehensive income (loss):
Beginning balance	498	(366)	1,034
Total other comprehensive income (loss), net of tax	(1,303)	864	(1,400)
Balance at November 30,	(805)	498	(366)
Total stockholders’ equity	17,994,856	15,949,517	14,581,535
Noncontrolling interests:
Beginning balance	84,313	101,422	113,815
Net earnings (loss) attributable to noncontrolling interests	2,517	(6,933)	21,682
Receipts related to noncontrolling interests	176,617	27,859	18,126
Payments related to noncontrolling interests	(42,349)	(43,734)	(89,575)
Non-cash consolidations/deconsolidations, net	(114,712)	8,894	—
Non-cash purchase or activity of noncontrolling interests, net	(1,841)	(3,195)	37,374
Balance at November 30,	104,545	84,313	101,422
Total equity	$18,099,401	16,033,830	14,682,957
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$2,467,553	1,842,119	1,717,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,553	92,200	91,181
Amortization of discount/premium and accretion on debt, net	(24,775)	(26,210)	(23,544)
Equity in (earnings) loss from unconsolidated entities	22,127	(2,528)	30,518
Distributions of earnings from unconsolidated entities	62,073	12,753	113,096
Share-based compensation expense	107,131	86,940	72,655
Deferred income tax expense	92,082	235,493	268,037
Loss on retirement of senior notes and other debts payable	7,997	—	—
Gain on sale of Rialto investment and asset management platform	—	—	(296,407)
(Gain) loss on sale of other assets, operating properties and equipment, CMBS bonds, other liabilities and real estate owned	(8,626)	(23,124)	23,356
Loss on consolidation	4,824	48,874	—
Gain on deconsolidation of previously consolidated entity	(61,418)	—	—
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(4,617)	(10,865)	(180,621)
Gain on sale of Financial Services' portfolio/businesses	(5,014)	(2,368)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	117,825	56,125	49,338
Changes in assets and liabilities:
Decrease (increase) in receivables	25,868	312,255	(431,183)
Decrease (increase) in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	781,362	(623,644)	(135,870)
Decrease (increase) in other assets	90,534	(69,699)	(24,923)
Decrease (increase) in loans held-for-sale	154,852	(431,339)	5,805
Increase (decrease) in accounts payable and other liabilities	266,488	(14,639)	412,796
Net cash provided by operating activities	$4,190,819	1,482,343	1,691,747
Cash flows from investing activities:
Net additions to operating properties and equipment	(72,752)	(86,497)	(130,439)
Proceeds from the sale of operating properties and equipment, other assets, CMBS bonds and real estate owned	33,934	79,307	70,854
Proceeds from sale of investments in unconsolidated entities	—	17,790	225,267
Proceeds from sale of Financial Services' portfolio/businesses	14,978	24,446	—
Investments in and contributions to unconsolidated entities/deconsolidation of previously consolidated entity	(486,217)	(436,325)	(405,547)
Distributions of capital from unconsolidated and consolidated entities	220,713	405,677	362,516
Proceeds from sale of commercial mortgage-backed securities bonds	3,248	—	—
Receipts of principal payments on loans receivable and other	—	2,382	4,339
Purchases of CMBS bonds	—	—	(31,068)
Proceeds from sale of Rialto investment and asset management platform	—	—	340,000
Acquisitions, net of cash and restricted cash acquired	—	—	(1,078,282)
Increase in Financial Services loans held-for-investment, net	(3,122)	(3,516)	(3,603)
Purchases of investment securities	(45,548)	(36,261)	(47,305)
Proceeds from maturities/sales of investment securities	52,918	52,593	85,237
Other receipts (payments), net	1,643	—	(145)
Net cash (used in) provided by investing activities	$(280,205)	19,596	(593,954)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Cash flows from financing activities:
Net repayments under revolving lines of credit	$—	—	(454,700)
Net (repayments) borrowings under warehouse facilities	(281,835)	166,552	272,920
Debt issuance costs	—	(25)	(14,661)
Redemption of senior notes	(1,499,999)	(1,100,000)	(1,100,000)
Conversions, exchanges and redemption of convertible senior notes	—	(1,288)	(59,145)
Principal payments on Rialto notes payable including structured notes	—	—	(359,016)
Proceeds from other borrowings	92,688	88,751	44,374
Proceeds from liabilities related to consolidated inventory not owned	346,406	—	—
Payments to other liabilities	(116,541)	(3,850)	(3,542)
Principal payments on notes payable and other borrowings	(604,995)	(189,454)	(104,751)
Receipts related to noncontrolling interests	176,617	27,859	18,126
Payments related to noncontrolling interests	(42,349)	(43,734)	(89,575)
Common stock:
Issuances	—	493	3,061
Repurchases	(321,524)	(523,074)	(299,833)
Dividends	(195,043)	(51,454)	(49,159)
Net cash used in financing activities	$(2,446,575)	(1,629,224)	(2,195,901)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,464,039	(127,285)	(1,098,108)
Cash and cash equivalents and restricted cash at beginning of year	1,468,691	1,595,976	2,694,084
Cash and cash equivalents and restricted cash at end of year	$2,932,730	1,468,691	1,595,976
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,703,986	1,200,832	1,337,807
Financial Services	116,171	234,113	188,485
Multifamily	38,963	8,711	7,832
Lennar Other	3,918	2,340	24,334
Homebuilding restricted cash	15,211	9,698	12,399
Financial Services restricted cash	54,481	12,022	17,944
Lennar Other restricted cash	—	975	7,175
	$2,932,730	1,468,691	1,595,976
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$97,336	49,870	128,877
Cash paid for income taxes, net	$402,180	261,445	376,609

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories, land under development and other assets financed by sellers	$120,796	101,300	163,519
Net non-cash contributions to unconsolidated entities	97,281	156,075	162,281
Non-cash sale of operating properties and equipment and other assets	—	48,671	—
Non-cash right of use assets recognized due to adoption of ASU 2016-02	150,702	—	—
Non-cash lease liabilities recognized due to adoption of ASU 2016-02	159,717	—	—
Conversions of and exchanges on convertible senior notes to equity	—	—	217,154
Equity component of acquisition consideration	—	—	5,070,006
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$(217,565)	—	—
Financial Services liabilities	115,175	—	—
Financial Services noncontrolling interests	102,390	—	—
Inventories	95,476	187,506	35,430
Receivables	—	102,959	7,198
Operating properties and equipment and other assets	6,870	53,412	—
Investments in unconsolidated entities	(68,290)	67,925	(25,614)
Notes payable	(44,924)	(383,212)	—
Other liabilities	(1,455)	(19,696)	(17,014)
Noncontrolling interests	12,323	(8,894)	—
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 8) in which Lennar Corporation is deemed the primary beneficiary (the "Company"). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for the Company’s benefit, typically for approximately three to four days, are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $72.6 million, $84.3 million and $72.1 million for the years ended November 30, 2020, 2019 and 2018, respectively.
Share-Based Payments
The Company has share-based awards outstanding under the 2016 Equity Incentive Plan (the "Plan"), which provides for the granting of stock options, stock appreciation rights, restricted common stock ("nonvested shares") and other share based awards to officers, associates and directors. The exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the Plan based on the estimated grant date fair value.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services restricted cash consisted of upfront deposits and application fees LMF Commercial receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan service provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties. Lennar Other restricted cash primarily consisted of cash set aside for future investments on behalf of a real estate investment trust that Rialto Capital Management is a sub-advisor (“Rialto”).
Homebuilding cash and cash equivalents as of November 30, 2020 and 2019 included $314.3 million and $565.8 million, respectively, of cash held in escrow for approximately four days and three days, respectively.
Receivables
At November 30, 2020 and 2019, Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. Balances for the years ended November 30, 2020 and 2019 are noted below:

	November 30,
(In thousands)	2020	2019
Accounts receivable	$133,560	129,216
Mortgages and notes receivable	167,909	203,230
	301,469	332,446
Allowance for doubtful accounts	(2,798)	(3,322)
Receivables, net	$298,671	329,124
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,173 and 1,278 active communities, excluding unconsolidated entities, as of November 30, 2020 and 2019, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2020	10	16	$79,734	$44,811
2019	40	3	7,910	2,582
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2020 and 2019:

	Years Ended November 30,
	2020			2019
Unobservable inputs	Range			Range
Average selling price	$201,000	-	$970,000	$167,000	-	$222,000
Absorption rate per quarter (homes)	3	-	15	4	-	12
Discount rate	20%			20%
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
Goodwill
Goodwill is recorded with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), the Company evaluates goodwill for potential impairment on at least an annual basis. Potential impairment is evaluated by comparing the carrying value of each of the Company's reporting units to their estimated fair values. The fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from the Company's estimate, which would cause goodwill to be impaired.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Operating Properties and Equipment
Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is 30 years, for furniture, fixtures and equipment is two to 10 years and for leasehold improvements is five years or the life of the lease, whichever is shorter. Operating properties are reviewed for possible impairment if there are indicators that their carrying amounts are not recoverable.
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2020	2019
Operating properties (1)	$386,646	225,256
Leasehold improvements	57,084	63,846
Furniture, fixtures and equipment	145,307	159,007
	589,037	448,109
Accumulated depreciation and amortization	(177,519)	(168,582)
	$411,518	279,527
(1)Operating properties primarily include solar systems, rental operations and commercial properties.
Investment Securities
The Company holds investment securities classified as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity.
At November 30, 2020 and 2019, the Financial Services segment had investment securities classified as held-to-maturity totaling $164.2 million and $190.3 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years. Also, at November 30, 2019, the Financial Services segment had $3.7 million of available-for-sale securities, which consisted primarily of preferred stock and mutual funds. These investments available-for-sale were carried at fair value with changes recorded as a component of accumulated other comprehensive income (loss).
In addition, at November 30, 2020, the Lennar Other segment had investment securities classified as held-for-sale totaling $53.5 million. The Lennar Other segment held-for-sale securities consist of CMBS. At November 30, 2019, these securities were held-to-maturity with a balance of $54.1 million. The CMBS in the Lennar Other segment were reclassed during the year ended November 30, 2020 due to a change in management's intent to hold.
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
During the years ended November 30, 2020, 2019 and 2018, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $353.4 million, $422.7 million and $423.7 million, respectively; interest capitalized into inventories was $331.0 million, $405.1 million and $412.5 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2020	2019	2018
Interest expense in costs of homes sold	$349,109	371,821	301,339
Interest expense in costs of land sold	2,594	5,554	3,567
Other interest expense (1)	22,401	17,620	11,258
Total interest expense	$374,104	394,995	316,164
(1)Included in Homebuilding other income (expense), net.

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
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2020 and 2019, the Company's net deferred tax assets included a valuation allowance of $4.4 million and $4.3 million, respectively. See Note 5 for additional information.
Other Liabilities
    Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2020 and 2019, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2020	2019
Warranty reserve, beginning of year	$294,138	319,109
Warranties issued	191,311	189,105
Adjustments to pre-existing warranties from changes in estimates (1)	29,461	(8,156)
Payments	(173,145)	(205,920)
Warranty reserve, end of year	$341,765	294,138
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2020 and 2019 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2020 and 2019 was $125.4 million and $109.6 million which is included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2020 and 2019.
Common Stock
During the year ended November 30, 2020, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.625. During the years ended 2019 and 2018, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2020, Stuart Miller, the Company’s Executive Chairman, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 34% voting power of the Company’s stock.
In January 2019, the Company's Board of Directors authorized a stock repurchase program, which replaced a June 2001 stock repurchase program, under which the Company is authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. The repurchase authority has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks under this program for the year ended November 30, 2020 and 2019:

	Years Ended
	November 30, 2020		November 30, 2019
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	4,250,000	115,000	9,774,729	—
Principal	$282,274	$6,155	$492,938	$—
Average price per share	$66.42	$53.52	$50.41	$—
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2020, 2019 and 2018, this amount was $27.3 million, $24.5 million and $25.3 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
(In thousands)	2020	2019	2018
Total compensation expense for nonvested share-based awards	$107,131	86,940	72,655

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2020, 2019 and 2018 was $60.10, $48.26 and $55.84, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2019	3,290,863	$50.64
Grants	1,801,630	$60.10
Vested	(1,425,049)	$51.71
Forfeited	(120,868)	$50.61
Nonvested shares at November 30, 2020	3,546,576	$55.01
At November 30, 2020, there was $114.3 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.8 years. For the years ended November 30, 2020, 2019 and 2018, 1.4 million, 1.4 million and 2.2 million nonvested shares, respectively, vested each year.
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
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2020 and 2019. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	Years Ended November 30,
(In thousands)	2020	2019
Loan origination liabilities, beginning of year	$9,364	48,584
Provision for losses	11,924	3,813
Payments/settlements	(13,719)	(43,033)
Loan origination liabilities, end of year	$7,569	9,364
Loans Held-for-Investment, Net

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
LMF Commercial - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for LMF Commercial's loans held-for-sale in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Financial Services revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Financial Services revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in a securitization on a servicing released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
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
Recently Adopted Accounting Pronouncements
In March 2016, FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification determined whether the lease expense was recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company beginning December 1, 2019. The Company adopted using the modified retrospective approach and elected the available practical expedients on adoption. Additionally, in preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of financial information. The standard did not have a material impact on the Company's consolidated statements of operations and comprehensive income (loss) or the Company's consolidated statements of cash flows. As a result of the adoption, as of December 1, 2019, the Company has recorded $150.7 million of ROU assets and $159.7 million of lease liabilities on its consolidated balance sheets within other assets and other liabilities of the respective segments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. While the Company is continuing to evaluate the impact of the adoption of ASU 2016-13, the Company does not expect the adoption to have a material impact on its consolidated financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018- 19, Codification Improvements to Topic 326, Financial Instruments —Credit Losses and ASU 2019-05, Financial Instruments —Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning December 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the impact of the adoption of ASU 2017-04 will have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019- 12 will be effective for the Company’s fiscal year beginning December 1, 2022. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2020 presentation. The Company's segments were adjusted to reflect the North Carolina divisions within the Central segment, which were previously part of the East segment. This was due to a change in operations. Additionally, the Company's self insurance subsidiary which was previously within the Financial Services segment is now within Homebuilding. This was to better align the self insurance reserve related to homebuilding warranty, construction defect and liability claims within the Homebuilding segments. Both changes are effective December 1, 2018 for the Company's balance sheets. The Homebuilding segments' statements of operations were adjusted effective December 1, 2017 for the reclass of the North Carolina divisions. The statements of operations were not adjusted for previous periods for the self-insurance subsidiary reclass due to immateriality. These reclassifications were between segments and had no impact on the Company's total assets, total equity, revenues or net earnings in the consolidated financial statements.
Subsequent Events
Subsequent to November 30, 2020, one of the Company's strategic investments, Opendoor, began trading on the Nasdaq stock market for which the Company expects to record a significant unrealized gain in the first quarter of fiscal 2021.
Subsequent to November 30, 2020, the Company entered into a venture that will invest in single family rental homes.
2. Operating and Reporting Segments
The Company's homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, the Company's homebuilding operations purchase, develop and sell land to third parties. The Company's chief operating decision makers manage and assess the Company's performance at a regional level. Therefore, the Company performed an assessment of its operating segments in accordance with ASC 280, Segment Reporting, and determined that the following are its operating and reportable segments:
(1)Homebuilding East
(2)Homebuilding Central
(3)Homebuilding Texas
(4)Homebuilding West
(5)Financial Services
(6)Multifamily
(7)Lennar Other

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,703,986	116,171	38,963	3,918	2,863,038
Restricted cash	15,211	54,481	—	—	69,692
Receivables, net (1)	298,671	552,779	86,629	—	938,079
Inventories	16,925,228	—	249,920	—	17,175,148
Loans held-for-sale (2)	—	1,490,105	—	—	1,490,105
Loans held-for-investments, net	—	72,626	—	—	72,626
Investments held-to-maturity	—	164,230	—	—	164,230
Investments available-for-sale (3)	—	—	—	53,497	53,497
Investments in unconsolidated entities	953,177	68,869	724,647	386,999	2,133,692
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets (4)	1,190,793	68,027	75,749	8,443	1,343,012
	$25,529,425	2,776,987	1,175,908	452,857	29,935,177
Liabilities:
Notes and other debts payable, net	$5,955,758	1,463,919	—	1,906	7,421,583
Other liabilities	3,969,893	180,329	252,911	11,060	4,414,193
	$9,925,651	1,644,248	252,911	12,966	11,835,776

(In thousands)	November 30, 2019
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,200,832	234,113	8,711	2,340	1,445,996
Restricted cash	9,698	12,022	—	975	22,695
Receivables, net (1)	329,124	500,847	76,906	—	906,877
Inventories	17,776,507	—	315,107	—	18,091,614
Loans held-for-sale (2)	—	1,644,939	—	—	1,644,939
Loans held-for-investments, net	—	73,867	—	—	73,867
Investments held-to-maturity	—	190,289	—	54,117	244,406
Investments available-for-sale (3)	—	3,732	48,206	—	51,938
Investments in unconsolidated entities	1,009,035	—	561,190	403,688	1,973,913
Goodwill	3,442,359	215,516	—	—	3,657,875
Other assets (4)	1,021,684	130,699	58,711	34,297	1,245,391
	$24,789,239	3,006,024	1,068,831	495,417	29,359,511
Liabilities:
Notes and other debts payable, net	$7,776,638	1,745,755	36,125	15,178	9,573,696
Other liabilities	3,298,527	242,568	196,030	14,860	3,751,985
	$11,075,165	1,988,323	232,155	30,038	13,325,681
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2020 and November 30, 2019, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
(4)As of November 30, 2020 and November 30, 2019, Financial Services other assets included mortgage loan commitments carried at fair value of $29.1 million and $16.3 million, respectively, and mortgage servicing rights carried at fair value of $2.1 million and $24.7 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s segments was as follows:

	Year ended November 30, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other (1)	Corporate and unallocated (2)	Total
Revenues	$20,981,136	890,311	576,328	41,079	—	22,488,854
Operating earnings (loss)	2,988,907	480,952	22,681	(10,334)	—	3,482,206
Corporate general and administrative expenses	—	—	—	—	(358,418)	(358,418)
Earnings (loss) before income taxes	2,988,907	480,952	22,681	(10,334)	(358,418)	3,123,788

	Year ended November 30, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated (2)	Total
Revenues	$20,793,216	824,810	604,700	36,835	—	22,259,561
Operating earnings	2,502,905	224,642	16,390	31,469	—	2,775,406
Corporate general and administrative expenses	—	—	—	—	(341,114)	(341,114)
Earnings before income taxes	2,502,905	224,642	16,390	31,469	(341,114)	2,434,292

	Year ended November 30, 2018
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated (2)	Total
Revenues	$19,077,597	954,631	421,132	118,271	—	20,571,631
Operating earnings (loss)	2,254,487	199,716	42,695	(33,707)	—	2,463,191
Gain on sale of Rialto investment and asset management platform	—	—	—	—	296,407	296,407
Acquisition and integration costs related to CalAtlantic	—	—	—	—	(152,980)	(152,980)
Corporate general and administrative expenses	—	—	—	—	(343,934)	(343,934)
Earnings (loss) before income taxes	2,254,487	199,716	42,695	(33,707)	(200,507)	2,262,684
(1)Operating loss for Lennar Other for the year ended November 30, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of COVID-19 and the economic shutdown.
(2)Corporate and unallocated expenses primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit, human resources. Also included are property expenses related to the leases of corporate offices, data processing and general corporate expenses.
Homebuilding Segments
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment.
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses incurred by the segment.
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including Five Point Holdings, LLC ("FivePoint")
The assets related to the Company's homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at November 30, 2020	$5,308,114	3,438,600	2,150,916	10,504,374	1,301,618	2,825,803	25,529,425
Balance at November 30, 2019	5,804,764	3,636,694	2,246,893	10,663,666	1,173,163	1,264,059	24,789,239

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s homebuilding segments was as follows:

	Year ended November 30, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,715,028	4,093,693	2,709,681	8,437,167	25,567	20,981,136
Operating earnings (loss)	933,297	482,929	421,594	1,241,494	(90,407)	2,988,907
Interest expense	93,245	58,777	29,901	178,498	13,683	374,104
Depreciation and amortization	21,504	13,659	9,366	50,316	249	95,094
Net additions to (disposals of) operating properties and equipment	955	(11,370)	712	165,869	(32)	156,134

	Year ended November 30, 2019
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,717,858	4,120,085	2,578,962	8,227,304	149,007	20,793,216
Operating earnings (loss)	830,619	431,372	285,874	1,050,850	(95,810)	2,502,905
Interest expense	96,569	64,104	37,144	183,906	13,272	394,995
Depreciation and amortization	20,623	11,356	8,395	45,456	369	86,199
Net additions to (disposals of) operating properties and equipment	(31,338)	89	950	63,803	(1,214)	32,290

	Year ended November 30, 2018
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,016,944	3,523,807	2,421,399	8,059,850	55,597	19,077,597
Operating earnings	621,724	320,105	172,449	1,082,302	57,907	2,254,487
Interest expense	82,024	44,925	32,930	151,823	4,462	316,164
Depreciation and amortization	17,995	7,904	9,041	36,013	1,022	71,975
Net additions to operating properties and equipment	26,387	14,692	200	42,525	15,549	99,353
Financial Services
Operations of the Financial Services segment include primarily mortgage financing, title and closing services primarily for buyers of the Company’s homes. It also includes originating and selling into securitizations commercial mortgage loans through its LMF Commercial business. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations as well as in other states.
At November 30, 2020, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
January 2021 (1)	$500,000
March 2021	500,000
June 2021	600,000
July 2021	200,000
Total - Residential facilities	$1,800,000
LMF Commercial facilities maturing:
December 2020 (2)	$500,000
November 2021	100,000
December 2021	200,000
Total - LMF Commercial facilities	$800,000
Total	$2,600,000

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)Subsequent to November 30, 2020, the maturity date was extended to December 2021.
(2)Includes $50 million LMF Commercial warehouse repurchase facility used to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net. There were borrowings under this facility of $11.4 million as of November 30, 2020.
The Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities, which are guaranteed by Lennar Corporation, finance LMF Commercial loan originations and securitization activities and are secured by an up to 80% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2020	2019
Borrowings under the residential facilities	$1,185,797	1,374,063
Collateral under the residential facilities	1,231,619	1,423,650
Borrowings under the LMF Commercial facilities	124,617	216,870
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's consolidated balance sheets.
LMF Commercial - loans held-for-sale
During the year ended November 30, 2020, LMF Commercial originated commercial loans with a total principal balance of $703.8 million, all of which were recorded as loans held-for-sale and sold $705.1 million of commercial loans into five separate securitizations. As of November 30, 2020, there were no unsettled transactions.
During the year ended November 30, 2019, LMF Commercial originated commercial loans with a total principal balance of $1.6 billion, nearly all of which were recorded as loans held-for-sale except $15.3 million which were recorded as accrual loans receivables, net, and sold $1.4 billion of loans into 11 separate securitizations. As of November 30, 2019, originated loans with an unpaid balance of $158.4 million which were sold into a securitization trust but not settled and thus were included as receivables, net.
Investments held-to-maturity
At November 30, 2020 and 2019, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $164.2 million and $166.0 million, respectively. These securities were purchased at discounts ranging from 6% to 84% with coupon rates ranging from 2.0% to 5.3%, stated and assumed final distribution dates between October 2027 and December 2028, and stated maturity dates between October 2050 and December 2051. The Financial Services segment reviews changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on its CMBS. Based on the segment’s assessment, no impairment charges were recorded during either the year ended November 30, 2020 or 2019. The Financial Services segment classifies these securities as held-to-maturity based on its intent and ability to hold the securities until maturity. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment. At November 30, 2020 and 2019, the carrying amount, net of debt issuance costs, of

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
outstanding debt in these agreements was $153.5 million and $154.7 million, respectively, and interest incurred at a rate of 3.4%.
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
3. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in Company's Homebuilding unconsolidated entities were as follows:

	November 30,
(In thousands)	2020	2019
Investments in unconsolidated entities (1) (2)	$953,177	1,009,035
Underlying equity in unconsolidated entities' net assets (1)	1,269,701	1,313,892
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2020 and 2019, the carrying amount of the Company's investment was $392.1 million and $374.0 million, respectively.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers among the partners of the unconsolidated entities and the Company receives management fees and/or reimbursement of expenses for performing this function. The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. The details of the activity was as follows:

	Years Ended November 30,
(In thousands)	2020	2019	2018
Land sales revenues (1)	$99,935	82,966	169,521
Management fees and reimbursement of expenses, net of deferrals	2,363	2,716	7,026
(1)The Company does not include in its Homebuilding equity in loss from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.1 billion as of both November 30, 2020 and 2019, respectively, of which the Company's maximum recourse exposure was $4.9 million and $10.8 million as of November 30, 2020 and November 30, 2019, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2020 and 2019, the fair values of the repayment, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2020, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 4).
Financial Services Unconsolidated Entity
In connection with the sale of the majority of its retail title agency business and title insurance underwriter in the first quarter of 2019, the Company provided seller financing and received a substantial minority equity ownership stake in the buyer. The combination of both the equity and debt components of this transaction caused the transaction not to meet the accounting requirements for sale treatment and, therefore, the Company was required to consolidate the buyer’s results at that time. During the year ended November 30, 2020, there was a significant equity raise that was completed, which resulted in the entity’s deconsolidation. Upon deconsolidation, the Company recorded a gain of $61.4 million.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2020 and November 30, 2019, the fair value of the completion guarantees was immaterial. As of November 30, 2020 and November 30, 2019, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $722.9 million and $867.3 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. The details of the activity was as follows:

	Years Ended November 30,
(In thousands)	2020	2019	2018
General contractor services, net of deferrals	$400,808	355,388	353,194
General contractor costs	383,649	340,081	338,717
Management fee income	56,253	53,597	48,801
The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the year ended November 30, 2020 are included below:

	November 30, 2020
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$328,365	288,476
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,139,322	995,206
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,483	300,393
Lennar's remaining commitments	7,533	80,607
Distributions to Lennar during the year ended November 30, 2020	39,988	—
Lennar Other
Lennar Other primarily includes fund investments the Company retained when it sold the Rialto asset and investment management platform, as well as strategic investments in technology companies.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method was as follows:

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$546,013	111,109	94,801	173,408	814,222
Loans receivable	—	—	—	95,281	95,281
Real estate owned	—	—	—	295,391	295,391
Investment securities	—	75,714	—	2,093,766	2,093,766
Investments in partnerships	—	—	—	260,721	260,721
Inventories	4,527,371	—	—	—	4,527,371
Operating properties and equipment	148,020	—	5,392,681	23,968	5,564,669
Other assets	862,875	164,782	115,968	1,099,099	2,077,942
	$6,084,279	351,605	5,603,450	4,041,634	15,729,363
Liabilities and equity:
Accounts payable and other liabilities	$866,812	159,271	219,522	31,113	1,117,447
Debt (1)	1,085,639	—	2,519,567	292,313	3,897,519
Equity	4,131,828	192,334	2,864,361	3,718,208	10,714,397
	$6,084,279	351,605	5,603,450	4,041,634	15,729,363
Investments in unconsolidated entities	$953,177	68,869	724,647	386,999	2,133,692

(In thousands)	November 30, 2019
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$602,480	—	74,726	122,089	799,295
Loans receivable	—	—	—	690,270	690,270
Real estate owned	—	—	—	282,832	282,832
Investment securities	—	—	—	2,404,987	2,404,987
Investments in partnerships	—	—	—	768,219	768,219
Inventories	4,514,885	—	—	—	4,514,885
Operating properties and equipment	—	—	4,618,518	—	4,618,518
Other assets	1,007,698	—	66,960	204,009	1,278,667
	$6,125,063	—	4,760,204	4,472,406	15,357,673
Liabilities and equity:
Accounts payable and other liabilities	$816,719	—	212,706	38,770	1,068,195
Debt (1)	1,094,588	—	2,113,696	775,648	3,983,932
Equity	4,213,756	—	2,433,802	3,657,988	10,305,546
	$6,125,063	—	4,760,204	4,472,406	15,357,673
Investments in unconsolidated entities	$1,009,035	—	561,190	403,688	1,973,913
(1)Debt noted above is net of debt issuance costs. As of November 30, 2020 and 2019 this includes $11.8 million and $13.0 million, respectively, for Homebuilding, $31.1 million and $26.8 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

(In thousands)
Statement of Operations Years Ended:	Revenues	Cost and expenses	Other income (1)	Net earnings (loss) of unconsolidated entities	Equity in earnings (loss) from unconsolidated entities
November 30, 2020	$1,362,686	1,221,873	(244,680)	(103,867)	(13,939)
November 30, 2019	782,712	774,550	347,018	355,180	13,393
November 30, 2018	1,017,271	1,004,927	222,003	234,347	(14,777)
(1)Other income, net included realized and unrealized gains (losses) on investments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2020	2019
6.25% senior notes due December 2021	$305,221	310,252
4.125% senior notes due 2022	598,876	597,885
5.375% senior notes due 2022	255,342	258,198
4.750% senior notes due 2022	572,724	571,644
4.875% senior notes due December 2023	397,347	396,553
4.500% senior notes due 2024	647,528	646,802
5.875% senior notes due 2024	443,484	448,158
4.750% senior notes due 2025	498,002	497,558
5.25% senior notes due 2026	406,709	407,921
5.00% senior notes due 2027	352,508	352,892
4.75% senior notes due 2027	894,760	893,046
6.625% senior notes due 2020	—	303,668
2.95% senior notes due 2020	—	299,421
8.375% senior notes due 2021	—	418,860
4.750% senior notes due 2021	—	498,893
Mortgage notes on land and other debt	583,257	874,887
	$5,955,758	7,776,638
The carrying amounts of the senior notes listed above are net of debt issuance costs of $15.9 million and $22.9 million, as of November 30, 2020 and 2019, respectively.
At November 30, 2020, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.4 billion maturing in 2024. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2020 and 2019, the Company had no outstanding borrowings under the Credit Facility. Subsequent to November 30, 2020, the maximum borrowings were increased by $100 million to $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2020, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are described below:

(In thousands)	November 30,
	2020	2019
Performance letters of credit	$752,096	715,793
Surety bonds	3,087,711	2,946,167
Anticipated future costs primarily for site improvements related to performance surety bonds	1,584,642	1,427,145

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The terms of each of the Company's senior notes outstanding at November 30, 2020 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
6.25% senior notes due December 2021	$300,000	(3)	(3)	(3)
4.125% senior notes due 2022	600,000	595,160	100%	January 2017
5.375% senior notes due 2022	250,000	(3)	(3)	(3)
4.750% senior notes due 2022	575,000	567,585	(4)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017
(1)Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
(2)The Company generally uses the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.
(3)These notes were obligations of CalAtlantic when it was acquired, and were subsequently exchanged in part for notes of the Company. As part of purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).
(4)The Company issued $350 million aggregate principal amount at a price of 100%, $175 million aggregate principal amount at a price of 98.073% and $50 million aggregate principal amount at a price of 98.250%.
    The Company's senior notes are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries. Although the guarantees are full, unconditional and joint and several while they are in effect, (i) a subsidiary will have its guarantee suspended at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company) other than senior notes, and (ii) a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
At November 30, 2020, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 11.0% with an average interest rate of 4.8%. At November 30, 2020 and 2019, the carrying amount of the mortgage notes on land and other debt was $583.3 million and $874.9 million, respectively. During the years ended November 30, 2020 and 2019, the Company retired $555.6 million and $172.5 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2020 and thereafter are as follows:

(In thousands)	Debt Maturities
2021	$293,177
2022	1,805,848
2023	58,850
2024	1,518,748
2025	583,800
Thereafter	1,672,839
The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2020	2019	2018
Current:
Federal	$428,907	298,701	246,604
State	135,246	53,400	30,530
	$564,153	352,101	277,134
Deferred:
Federal	$59,065	165,080	189,096
State	33,017	74,992	78,941
	92,082	240,072	268,037
	$656,235	592,173	545,171
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2020	2019	2018
Statutory rate	21.00%	21.00%	22.22%
State income taxes, net of federal income tax benefit	4.00	4.17	3.81
Tax credits (1)	(4.46)	(1.49)	(1.60)
Nondeductible compensation	0.57	0.45	—
Domestic production activities deduction	—	—	(1.71)
Tax reserves and interest expense, net	—	(0.03)	(0.39)
Deferred tax asset valuation allowance, net	—	(0.02)	(0.03)
Accounting method changes	—	—	(1.47)
Changes in tax law (2)	—	—	3.06
Other	(0.09)	0.18	0.44
Effective rate	21.02%	24.26%	24.33%
(1)In December 2019, the Congress retroactively extended the new energy efficient home tax credit for homes delivered in 2018 to 2020.
(2)In December 2017, the Tax Cuts and Jobs Act was enacted which reduced the maximum federal corporate income tax rate to 21%, which reduced the value of the Company's deferred tax assets. As a result, the Company recorded a non-cash one-time write down of deferred tax assets that resulted in income tax expense of $68.6 million in fiscal year 2018.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2020	2019
Deferred tax assets:
Inventory valuation adjustments	$136,868	201,408
Reserves and accruals	161,984	148,477
Net operating loss carryforwards	88,021	108,250
Capitalized expenses	130,910	72,054
Investments in unconsolidated entities	67,405	55,306
Other assets	76,715	84,454
Total deferred tax assets	661,903	669,949
Valuation allowance	(4,411)	(4,341)
Total deferred tax assets after valuation allowance	657,492	665,608
Deferred tax liabilities:
Capitalized expenses	181,729	152,208
Deferred income	240,903	198,503
Other liabilities	47,478	35,432
Total deferred tax liabilities	470,110	386,143
Net deferred tax assets	$187,382	279,465
The detail of the Company's net deferred tax assets was as follows:

	November 30,
(In thousands)	2020	2019
Net deferred tax assets: (1)
Homebuilding	$119,467	224,859
Financial Services	1,024	17,551
Multifamily	38,155	34,291
Lennar Other	28,736	2,764
Net deferred tax assets	$187,382	279,465
(1)Net deferred tax assets and net deferred tax liabilities detailed above are included within other assets and other liabilities in the respective segments.
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

	November 30,
(In thousands)	2020	2019
Valuation allowance (1)	$(4,411)	(4,341)
Federal tax effected NOL carryforwards (2)	36,264	39,080
State tax effected NOL carryforwards (3)	51,757	69,170
(1)As of November 30, 2020 and 2019, the net deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
(2)At November 30, 2020 and 2019, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2029.
(3)At November 30, 2020 and 2019, the Company had state tax effected NOL carryforwards that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2021 and 2039.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2020	2019	2018
Gross unrecognized tax benefits, beginning of year	$12,856	14,667	12,285
Lapse of statute of limitations	(349)	(1,811)	(2,052)
Decreases due to tax positions taken during prior period	—	—	(2,805)
Decreases due to settlements with tax authorities	(222)	—	(6,493)
Increases due to the CalAtlantic acquisition	—	—	13,510
Increases due to tax positions taken during prior period	—	—	222
Gross unrecognized tax benefits, end of year	$12,285	12,856	14,667
If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2020, $9.7 million would affect the Company’s effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount within the following twelve months.
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2020	2019
Accrued interest and penalties, beginning of the year	$55,333	52,942
Accrual of interest and penalties (primarily related to state audits)	2,802	3,029
Reduction of interest and penalties	(371)	(638)
Accrued interest and penalties, end of the year	$57,764	55,333
The IRS is currently examining the Company's federal tax income tax returns for fiscal year 2019, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net earnings attributable to Lennar	$2,465,036	1,849,052	1,695,831
Less: distributed earnings allocated to nonvested shares	1,658	420	429
Less: undistributed earnings allocated to nonvested shares	26,731	15,722	14,438
Numerator for basic earnings per share	2,436,647	1,832,910	1,680,964
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	8,971	4,204	3,320
Plus: interest on convertible senior notes	—	—	80
Plus: undistributed earnings allocated to convertible shares	—	—	2,904
Less: undistributed earnings reallocated to convertible shares	—	—	2,899
Numerator for diluted earnings per share	$2,427,676	1,828,706	1,677,729
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	309,406	318,419	307,968
Effect of dilutive securities:
Share-based payments	1	3	48
Convertible senior notes	—	—	549
Denominator for diluted earnings per share - weighted average common shares outstanding	309,407	318,422	308,565
Basic earnings per share	$7.88	5.76	5.46
Diluted earnings per share	$7.85	5.74	5.44
(1)The amounts presented above relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received by Lennar Other segment and the amount Lennar, as the parent company, is assumed to own.
For the years ended November 30, 2020, 2019 and 2018, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
7. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2020 and 2019, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		November 30,
		2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$72,626	70,808	73,867	69,708
Investments held-to-maturity	Level 3	164,230	196,047	166,012	195,962
Investments held-to-maturity	Level 2	—	—	24,277	24,257
Lennar Other:
Investments held-to-maturity	Level 3	—	—	54,117	56,415

LIABILITIES
Homebuilding senior notes and other debts payable	Level 2	$5,955,758	6,581,798	7,776,638	8,144,632
Financial Services notes and other debts payable	Level 2	1,463,919	1,464,850	1,745,755	1,745,782
Multifamily note payable	Level 2	—	—	36,125	36,125
Lennar Other notes and other debts payable	Level 2	1,906	1,906	15,178	15,178
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
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2020	2019
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,296,517	1,447,715
LMF Commercial loans held-for-sale	Level 3	193,588	197,224
Mortgage servicing rights	Level 3	2,113	24,679
Lennar Other:
Investments available-for-sale	Level 3	53,497	—

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	November 30,
	2020		2019
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,232,548	63,969	1,405,511	42,204
LMF Commercial loans held-for-sale	194,362	(774)	196,275	949
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
Financial Services residential loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services’ loans held-for-sale as of November 30, 2020 and 2019. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale— The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. Loan values are calculated by allocating the change in value of an assumed CMBS capital structure to each loan. The value of an assumed CMBS capital structure is calculated, generally, by discounting the cash flows associated with each CMBS class at market interest rates and at the Company’s own estimate of CMBS spreads. The Company estimates CMBS spreads by observing the pricing of recent CMBS offerings, secondary CMBS markets, changes in the CMBX index, and general capital and commercial real estate market conditions. Considerations in estimating CMBS spreads include comparing the Company’s current loan portfolio with comparable CMBS offerings containing loans with similar duration, credit quality and collateral composition. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
Financial Services mortgage servicing rights — Financial Services records mortgage servicing rights when it sells loans on a servicing-retained basis or through the acquisition or assumption of the right to service a financial asset. The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates and are noted below:

November 30, 2020
Unobservable inputs
Mortgage prepayment rate	18%
Discount rate	12%
Delinquency rate	4%
Lennar Other investments available-for-sale— The fair value of these investments is based on the quoted market prices for similar financial instruments.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2020	2019	2018
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$21,765	4,891	8,621
Mortgage loan commitments	12,774	(85)	6,500
Forward contracts	(9,805)	6,504	(12,041)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	(805)	—	—
Financial Services investments available-for-sale	(46)	1,040	(1,634)
Interest on Financial Services loans held-for-sale and LMF Commercial loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded as revenues in the Financial Services’ statement of operations and LMF Commercial's statement of operations, respectively.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2020		2019
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning of year	$24,679	197,224	37,206	61,691
Purchases/loan originations	2,378	703,777	3,417	1,593,655
Sales/loan originations sold, including those not settled	—	(705,089)	—	(1,447,818)
Disposals/settlements (1)	(10,322)	—	(5,326)	(9,920)
Changes in fair value (2)	(14,622)	(25)	(10,618)	430
Interest and principal paydowns	—	(2,299)	—	(814)
End of year	$2,113	193,588	24,679	197,224
(1)Includes $7.5 million related to the sale of a servicing portfolio for the year ended November 30, 2020.
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

	Years Ended November 30,
		2020			2019			2018
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$176,637	148,684	(27,953)	218,942	205,201	(13,741)	4,019	3,473	(546)
Land and land under development (2)	Level 3	182,227	92,355	(89,872)	121,564	82,816	(38,748)	96,093	62,850	(33,243)
Other assets (2)	Level 3	—	—	—	60,363	56,727	(3,636)	—	—	—
Lennar Other:
REO, net
Upon management periodic valuations	Level 3	—	—	—	—	—	—	58,721	25,632	(33,089)
(1)Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the year.
(2)Valuation adjustments were included in Homebuilding costs and expenses in the Company's consolidated statements of operations for the years ended November 30, 2020, 2019 and 2018.
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the year ended November 30, 2020. Based on the Company's evaluation, the Company consolidated one Homebuilding entity and one Multifamily entity that had a total assets and liabilities of $140.0 million and $51.2 million and $49.4 million and $0.9 million, respectively. The Company deconsolidated two Multifamily entities that had total assets of $37.2 million and an immaterial amount of liabilities. In addition, the Company's Financial Services segment deconsolidated one entity that had total assets and liabilities of $291.2 million and $204.1 million, respectively. In January 2019, this JV was formed by the sale of the Company’s retail title agency and its retail title insurance business to this JV entity. In exchange for the sale of the retail agency and retail title insurance business, the Company received 20% of the JV entity’s preferred stock, warrants exercisable to purchase additional shares of preferred stock in the JV entity and a note due from the JV to the Company. The JV entity’s reconsideration event was due to a significant equity raise that was completed during the three months ended May 31, 2020. The proceeds of the equity raise resulted in approximately a 43% reduction of the principal amount of debt owed by the JV entity to the Company as well as an approximately 20% reduction of the Company’s ownership interest in the JV. The JV remains a VIE; however, the Company has concluded that it is no longer the primary beneficiary as the Company no longer has the power to direct the VIE. In particular, the additional infusion of equity from third party investors provides evidence that the JV entity is no longer financially dependent on the Company. The Company does not have the voting or economic power to direct the activities of the JV entity. As a result, the Company concluded that the JV entity should be deconsolidated which required fair value accounting for its equity investment and note receivable. The valuation assumptions used in determining fair value of the equity investment began by utilizing the capital raise discounted by public company comparable transactions that took into account the impact of COVID-19 and the economic shutdown and the lack of marketability of the Company’s investment. The valuation of the note receivable utilized the underlying cash flows and applied a discount, which was determined by using market comparables. The Company used discount rates ranging from 16% to 30% for the fair value calculations. In aggregate, the resulting fair value of the equity investment and note receivable totaled $123.4 million, of which $70.8 million was included in Financial Services investments in unconsolidated entities at the time of deconsolidation. Upon deconsolidation, the Company recorded a gain of $61.4 million.
The carrying amount of the Company's consolidated VIE's assets and non-recourse liabilities are disclosed in the footnote to the consolidated balance sheets.
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
Unconsolidated VIEs
At November 30, 2020 and 2019, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	November 30,
	2020		2019
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss (1)
Homebuilding	$89,654	89,828	80,939	81,118
Multifamily (2)	619,540	717,271	533,018	768,651
Financial Services (3)	233,099	287,253	166,012	166,012
Lennar Other	7,154	7,154	60,882	60,882
	$949,447	1,101,506	840,851	1,076,663
(1)Limited to investments in unconsolidated VIEs, except as noted below.
(2)As of November 30, 2020 and 2019, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was generally limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $88.1 million and $224.2 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.
(3)At November 30, 2020, the maximum exposure to loss of Financial Services' investments in unconsolidated VIEs included a note receivable.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
During the year ended November 30, 2020, consolidated inventory not owned increased by $523.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2020. The increase was primarily due to homesites sold to an investor group. This strategic relationship is a continuation of the Company's land light strategy and allows the Company to offer the investor group the opportunity to acquire the property and give the Company an option to purchase all or a portion of it in the future. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $414.2 million and $320.5 million at November 30, 2020 and 2019, respectively. Additionally, the Company had posted $87.5 million and $75.0 million of letters of credit in lieu of cash deposits under certain land and option contracts as of November 30, 2020 and 2019, respectively.
9. Commitments and Contingent Liabilities
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2020, the Company had $414.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	November 30, 2020
Right-of-use assets	$113,390
Lease liabilities	$122,836
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	3.1%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2020 were as follows:

(Dollars in thousands)	Lease Payments
2021	$33,616
2022	27,525
2023	21,601
2024	15,982
2025 and thereafter	34,775
Total future minimum lease payments (1)	$133,499
Less: Interest (2)	10,663
Present value of lease liabilities (2)	$122,836
(1)Future minimum lease payments exclude variable lease costs and short-term lease costs, which were $16.1 million and $2.6 million, respectively, for the year ended November 30, 2020. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of November 30, 2020, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. The Company recognized the lease liabilities on its balance sheets within other liabilities of the respective segments.
Rental expense for the years ended November 30, 2020, 2019 and 2018 was $82.1 million, $92.2 million and $98.4 million, respectively. Payments on lease liabilities during the year ended November 30, 2020 totaled $48.8 million. Rental expense includes costs for all leases. On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the ended November 30, 2020, the Company had an immaterial amount of sublease income.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.0 billion at November 30, 2020. Additionally, at November 30, 2020, the Company had outstanding surety bonds of $3.1 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2020, there were approximately $1.6 billion, or 51%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Over the last decade there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2020
Revenues	$4,505,337	5,287,373	5,870,254	6,825,890
Gross profit from sales of homes	848,988	1,062,310	1,262,550	1,574,242
Earnings before income taxes	423,552	676,577	859,013	1,164,646
Net earnings attributable to Lennar	398,452	517,406	666,418	882,760
Earnings per share:
Basic	1.27	1.66	2.13	2.82
Diluted	1.27	1.65	2.12	2.82
2019
Revenues	$3,868,082	5,562,890	5,857,058	6,971,531
Gross profit from sales of homes	726,079	1,038,587	1,085,633	1,385,859
Earnings before income taxes	319,124	559,399	667,083	888,686
Net earnings attributable to Lennar	239,910	421,472	513,366	674,304
Earnings per share:
Basic	0.74	1.31	1.60	2.13
Diluted	0.74	1.30	1.59	2.13
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including both of our Co-CEOs and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2020. The effectiveness of our internal control over financial reporting as of November 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2020, of the Company and our report dated January 22, 2021 expressed an unqualified opinion on those financial statements.
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
January 22, 2021

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to each of our Co-Chief Executive Officers and Co-Presidents, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2021 (120 days after the end of our fiscal year).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2021 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2021 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2020:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	—	$—	7,209,217
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	7,209,217
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2021 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2021 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this Report.
1.The following financial statements are contained in Item 8:
2.The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	86
Schedule II—Valuation and Qualifying Accounts	87
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.
3.The following exhibits are filed with this Report or incorporated by reference:

3.1
Restated Certificate of Incorporation of the Company, dated January 14, 2015, as amended by the Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated February 12, 2018 - Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

3.2	Bylaws of the Company, as amended effective June 26, 2019 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated June 26, 2019.

4.1	Description of Capital Stock - Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

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

4.7
Fourteenth Supplemental Indenture, dated as of April 28, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2024 - Incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, dated April 28, 2017.

4.8
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.9
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
10.10*
2020 Award Agreements under the Company’s 2016 Incentive Compensation Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.11*
Form of 2020 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.12**	Master Agreement, dated October 8, 2020, between AG Essential Housing Company 1, L.P. and Essential Housing Financing, LLC.

21**	List of subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Rick Beckwitt.
31.2**	Rule 13a-14a/15d-14(a) Certification of Jonathan M. Jaffe.

31.3**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32**	Section 1350 Certifications of Rick Beckwitt, Jonathan M. Jaffe and Diane Bessette.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2020, filed on January 22, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104***	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2020 was formatted in iXBRL.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Included in Exhibit 101.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ RICK BECKWITT
Rick Beckwitt
Co-Chief Executive Officer, Co-President and Director
Date:	January 22, 2021

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer, Co-President and Director
Date:	January 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Rick Beckwitt	/S/ RICK BECKWITT
Co-Chief Executive Officer, Co-President and Director	Date:	January 22, 2021

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
Co-Chief Executive Officer, Co-President and Director	Date:	January 22, 2021

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 22, 2021

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 22, 2021

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 22, 2021

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 22, 2021

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 22, 2021

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 22, 2021

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 22, 2021

Teri McClure	/S/ TERI MCCLURE
	Date:	January 22, 2021

Stuart Miller	/S/ STUART MILLER
	Date:	January 22, 2021

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 22, 2021

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 22, 2021

Scott Stowell	/S/ SCOTT STOWELL
	Date:	January 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2020 and 2019, and for each of the three years in the period ended November 30, 2020, and the Company's internal control over financial reporting as of November 30, 2020, and have issued our reports thereon dated January 22, 2021; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Miami, Florida
January 22, 2021

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2020, 2019 and 2018

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2020
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,379	661	(568)	(1,078)	2,394
Allowance for loan losses and loans receivable	$4,122	795	17	(922)	4,012
Allowance against net deferred tax assets	$4,341	70	—	—	4,411
Year ended November 30, 2019
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$2,793	1,404	(344)	(474)	3,379
Allowance for loan losses and loans receivable	$6,154	485	—	(2,517)	4,122
Allowance against net deferred tax assets	$7,219	—	—	(2,878)	4,341
Year ended November 30, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$2,849	246	(156)	(146)	2,793
Allowance for loan losses and loans receivable	$3,192	2,177	3,890	(3,105)	6,154
Allowance against net deferred tax assets	$6,423	796	—	—	7,219