Form 10-Q
period 2021-02-28
LENNAR CORP /NEW/
filed 2021-04-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 28, 2021:
Class A 275,760,461
Class B 37,621,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	February 28,	November 30,
	2021 (1)	2020 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$2,421,411	2,703,986
Restricted cash	17,878	15,211
Receivables, net	300,134	298,671
Inventories:
Finished homes and construction in progress	9,320,283	8,593,399
Land and land under development	7,564,900	7,495,262
Consolidated inventory not owned	807,759	836,567
Total inventories	17,692,942	16,925,228
Investments in unconsolidated entities	1,077,353	953,177
Goodwill	3,442,359	3,442,359
Other assets	1,162,564	1,190,793
	26,114,641	25,529,425
Financial Services	2,217,551	2,708,118
Multifamily	1,183,720	1,175,908
Lennar Other	1,036,068	521,726
Total assets	$30,551,980	29,935,177
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"), the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities ("VIEs") and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.
As of February 28, 2021, total assets include $1.0 billion related to consolidated VIEs of which $39.8 million is included in Homebuilding cash and cash equivalents, $14.2 million in Homebuilding finished homes and construction in progress, $516.9 million in Homebuilding land and land under development, $288.6 million in Homebuilding consolidated inventory not owned, $1.7 million in Homebuilding investments in unconsolidated entities, $145.8 million in Homebuilding other assets and $17.8 million in Multifamily assets.
As of November 30, 2020, total assets include $1.1 billion related to consolidated VIEs of which $32.1 million is included in Homebuilding cash and cash equivalents, $0.1 million in Homebuilding receivables, net, $14.2 million in Homebuilding finished homes and construction in progress, $486.8 million in Homebuilding land and land under development, $426.3 million in Homebuilding consolidated inventory not owned, $1.6 million in Homebuilding investments in unconsolidated entities, $120.6 million in Homebuilding other assets and $39.9 million in Multifamily assets.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(unaudited)

	February 28,	November 30,
	2021 (2)	2020 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,037,266	1,037,338
Liabilities related to consolidated inventory not owned	671,235	706,691
Senior notes and other debts payable, net	5,976,168	5,955,758
Other liabilities	2,459,332	2,225,864
	10,144,001	9,925,651
Financial Services	1,113,083	1,644,248
Multifamily	235,651	252,911
Lennar Other	41,794	12,966
Total liabilities	11,534,529	11,835,776
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2021 and November 30, 2020 - 400,000,000 shares; Issued: February 28, 2021 - 300,471,893 shares and November 30, 2020 - 298,942,836 shares	30,047	29,894
Class B common stock of $0.10 par value; Authorized: February 28, 2021 and November 30, 2020 - 90,000,000 shares; Issued: February 28, 2021 - 39,443,168 shares and November 30, 2020 - 39,443,168 shares	3,944	3,944
Additional paid-in capital	8,724,192	8,676,056
Retained earnings	11,488,520	10,564,994
Treasury stock, at cost; February 28, 2021 - 24,711,432 shares of Class A common stock and 1,822,016 shares of Class B common stock; November 30, 2020 - 23,864,589 shares of Class A common stock and 1,822,016 shares of Class B common stock	(1,348,710)	(1,279,227)
Accumulated other comprehensive loss	(1,747)	(805)
Total stockholders’ equity	18,896,246	17,994,856
Noncontrolling interests	121,205	104,545
Total equity	19,017,451	18,099,401
Total liabilities and equity	$30,551,980	29,935,177
(2)Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.
As of February 28, 2021, total liabilities include $417.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $33.4 million is included in Homebuilding accounts payable, $227.2 million in Homebuilding liabilities related to consolidated inventory not owned, $146.6 million in Homebuilding senior notes and other debts payable, $9.9 million in Homebuilding other liabilities and $0.2 million in Multifamily liabilities.
As of November 30, 2020, total liabilities include $528.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $28.4 million is included in Homebuilding accounts payable, $351.4 million in Homebuilding liabilities related to consolidated inventory not owned, $129.1 million in Homebuilding senior notes and other debt payable, $9.9 million in Homebuilding other liabilities and $9.8 million in Multifamily liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Revenues:
Homebuilding	$4,943,056	4,172,116
Financial Services	244,069	198,661
Multifamily	131,443	132,617
Lennar Other	6,900	1,943
Total revenues	5,325,468	4,505,337
Costs and expenses:
Homebuilding	4,118,286	3,697,806
Financial Services	97,862	151,344
Multifamily	131,049	137,348
Lennar Other	4,252	2,574
Corporate general and administrative	110,531	82,634
Charitable foundation contribution	12,314	4,213
Total costs and expenses	4,474,294	4,075,919
Homebuilding equity in loss from unconsolidated entities	(4,565)	(4,546)
Homebuilding other income (expense), net	12,975	(9,366)
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(1,268)	6,516
Lennar Other unrealized gain	469,745	—
Lennar Other equity in earnings (loss) from unconsolidated entities and other income (expense), net	(1,047)	1,530
Earnings before income taxes	1,327,014	423,552
Provision for income taxes	(310,105)	(32,329)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	1,016,909	391,223
Less: Net earnings (loss) attributable to noncontrolling interests	15,540	(7,229)
Net earnings attributable to Lennar	$1,001,369	398,452
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	$(942)	(46)
Total other comprehensive loss, net of tax	$(942)	(46)
Total comprehensive income attributable to Lennar	$1,000,427	398,406
Total comprehensive income (loss) attributable to noncontrolling interests	$15,540	(7,229)
Basic earnings per share	$3.20	1.27
Diluted earnings per share	$3.20	1.27

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$1,016,909	391,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,325	20,414
Amortization of discount/premium and accretion on debt, net	(2,361)	(6,943)
Equity in loss from unconsolidated entities	7,897	2,572
Distributions of earnings from unconsolidated entities	4,234	36,922
Share-based compensation expense	48,818	31,855
Deferred income tax expense	114,917	57,006
Lennar Other unrealized gain	(469,745)	—
Loans held-for-sale unrealized loss	35,021	7,493
Gain on sale of other assets, operating properties and equipment and real estate owned	(1,167)	(2,910)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(19,184)	(4,661)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	635	24,515
Changes in assets and liabilities:
Decrease in receivables	45,649	245,694
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(862,120)	(777,012)
Increase in other assets	(100,486)	(121,506)
Decrease in loans held-for-sale	360,582	466,750
Increase in accounts payable and other liabilities	183,584	11,564
Net cash provided by operating activities	385,508	382,976
Cash flows from investing activities:
Net additions of operating properties and equipment	(9,245)	(17,909)
Proceeds from the sale of operating properties and equipment, other assets	32,002	13,067
Investments in and contributions to unconsolidated entities	(224,112)	(78,607)
Distributions of capital from unconsolidated entities	83,241	86,324
Proceeds from sale of commercial mortgage-backed securities bonds	11,307	3,248
Decrease in Financial Services loans held-for-investment, net	3,777	2,733
Purchases of investment securities	—	(8,107)
Proceeds from maturities/sales of investment securities	8,994	10,753
Other receipts, net	684	1,677
Net cash (used in) provided by investing activities	$(93,352)	13,179

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from financing activities:
Net borrowings under revolving line of credit	$—	300,000
Net repayments under warehouse facilities	(500,849)	(755,602)
Principal payments on notes payable and other borrowings	(55,350)	(93,250)
Proceeds from liabilities related to consolidated inventory not owned	67,432	—
Proceeds from other borrowings	8,903	27,577
Payments related to other liabilities	—	(5,480)
Receipts related to noncontrolling interests	8,896	88,913
Payments related to noncontrolling interests	(11,397)	(16,734)
Common stock:
Repurchases	(69,480)	(295,988)
Dividends	(77,843)	(39,240)
Net cash used in financing activities	$(629,688)	(789,804)
Net decrease in cash and cash equivalents and restricted cash	(337,532)	(393,649)
Cash and cash equivalents and restricted cash at beginning of period	2,932,730	1,468,691
Cash and cash equivalents and restricted cash at end of period	$2,595,198	1,075,042
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,421,411	784,950
Financial Services	117,856	246,712
Multifamily	25,644	15,790
Lennar Other	3,888	5,030
Homebuilding restricted cash	17,878	8,666
Financial Services restricted cash	8,521	13,894
	$2,595,198	1,075,042
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$68,978	75,365
Non-cash contributions to unconsolidated entities	—	13,859

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020. The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Form 10-K for the year ended November 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 28, 2021 and November 30, 2020 included $752.5 million and $314.3 million, respectively, of cash held in escrow for approximately three days.
Share-based Payments
During the three months ended February 28, 2021 and February 29, 2020, the Company granted employees 1.4 million and 0.9 million nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which generally results in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 was effective for the Company's fiscal year beginning December 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 was effective for the Company’s fiscal year beginning December 1, 2020. The impact of the adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.
New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 will be effective for the Company’s fiscal year beginning December 1, 2022. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the Company's condensed consolidated financial statements.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2021 presentation. The Company reclassed the balance of its investment in Doma, formerly States Title, to which the Company sold the majority of the Financial Services segment's retail title agency business and title insurance underwriter in the first

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

quarter of 2019, from the Financial Services segment to the Lennar Other segment in the Condensed Consolidated Balance Sheets for all periods presented. This was reclassed to be included in our strategic technology investments as the entity has announced that it will merge with a publicly traded special purpose acquisition company. In addition, the Company reflected its contributions to its charitable foundation in a new line on its Condensed Consolidated Statements of Operations for all periods presented. This was previously reflected in the Corporate general and administrative line. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its condensed consolidated financial statements.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	February 28, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,421,411	117,856	25,644	3,888	2,568,799
Restricted cash	17,878	8,521	—	—	26,399
Receivables, net (1)	300,134	495,484	96,842	—	892,460
Inventories	17,692,942	—	289,531	—	17,982,473
Loans held-for-sale (2)	—	1,094,600	—	—	1,094,600
Investments in equity securities (3)	—	—	—	666,956	666,956
Investments available-for-sale (4)	—	—	—	41,247	41,247
Loans held-for-investment, net	—	69,973	—	—	69,973
Investments held-to-maturity	—	163,290	—	—	163,290
Investments in unconsolidated entities	1,077,353	—	704,964	315,617	2,097,934
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,162,564	78,128	66,739	8,360	1,315,791
	$26,114,641	2,217,551	1,183,720	1,036,068	30,551,980
Liabilities:
Notes and other debts payable, net	$5,976,168	963,070	—	1,906	6,941,144
Other liabilities	4,167,833	150,013	235,651	39,888	4,593,385
	$10,144,001	1,113,083	235,651	41,794	11,534,529

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,703,986	116,171	38,963	3,918	2,863,038
Restricted cash	15,211	54,481	—	—	69,692
Receivables, net (1)	298,671	552,779	86,629	—	938,079
Inventories	16,925,228	—	249,920	—	17,175,148
Loans held-for-sale (2)	—	1,490,105	—	—	1,490,105
Investments in equity securities (3)	—	—	—	68,771	68,771
Investments available-for-sale (4)	—	—	—	53,497	53,497
Loans held-for-investment, net	—	72,626	—	—	72,626
Investments held-to-maturity	—	164,230	—	—	164,230
Investments in unconsolidated entities	953,177	—	724,647	387,097	2,064,921
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,190,793	68,027	75,749	8,443	1,343,012
	$25,529,425	2,708,118	1,175,908	521,726	29,935,177
Liabilities:
Notes and other debts payable, net	$5,955,758	1,463,919	—	1,906	7,421,583
Other liabilities	3,969,893	180,329	252,911	11,060	4,414,193
	$9,925,651	1,644,248	252,911	12,966	11,835,776
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2021 and November 30, 2020, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $85.1 million and $61.6 million without readily available fair values as of February 28, 2021 and November 30, 2020, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended February 28, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$4,943,056	244,069	131,443	6,900	—	5,325,468
Operating earnings (loss)	833,180	146,207	(874)	471,346	—	1,449,859
Corporate general and administrative expenses	—	—	—	—	110,531	110,531
Charitable foundation contribution	—	—	—	—	12,314	12,314
Earnings (loss) before income taxes	833,180	146,207	(874)	471,346	(122,845)	1,327,014

	Three Months Ended February 29, 2020
Revenues	$4,172,116	198,661	132,617	1,943	—	4,505,337
Operating earnings	460,398	47,317	1,785	899	—	510,399
Corporate general and administrative expenses	—	—	—	—	82,634	82,634
Charitable foundation contribution	—	—	—	—	4,213	4,213
Earnings before income taxes	460,398	47,317	1,785	899	(86,847)	423,552
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
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
February 28, 2021	$5,540,055	3,561,065	2,353,652	11,101,983	1,314,990	2,242,896	26,114,641
November 30, 2020	5,308,114	3,438,600	2,150,916	10,504,374	1,301,618	2,825,803	25,529,425
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended February 28, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,355,942	928,442	644,078	2,009,579	5,015	4,943,056
Operating earnings (loss)	262,083	132,023	129,643	321,706	(12,275)	833,180

	Three Months Ended February 29, 2020
Revenues	$1,152,332	789,510	473,228	1,748,769	8,277	4,172,116
Operating earnings (loss)	148,754	55,723	53,073	224,907	(22,059)	460,398
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
At February 28, 2021, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
March 2021(1)	$100,000
June 2021	600,000
July 2021	200,000
December 2021	500,000
Total - Residential facilities	$1,400,000
LMF Commercial facilities maturing
November 2021	$100,000
December 2021(2)	611,438
Total - LMF Commercial facilities	$711,438
Total	$2,111,438
(1)Subsequent to February 28, 2021, the maturity due date was extended to May 2021.
(2)Includes $11.4 million warehouse repurchase facility used by LMF Commercial to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net.
The Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by up to an 80% interest in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	February 28, 2021	November 30, 2020
Borrowings under the residential facilities	$631,784	1,185,797
Collateral under the residential facilities	653,698	1,231,619
Borrowings under the LMF Commercial facilities	178,627	124,617
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

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Loan origination liabilities, beginning of period	$7,569	9,364
Provision for losses	966	776
Payments/settlements	(102)	(144)
Loan origination liabilities, end of period	$8,433	9,996
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020
Originations (1)	$219,500	412,250
Sold	282,965	314,439
Securitizations	2	2
(1)During both the three months ended February 28, 2021 and February 29, 2020 all the commercial loans originated were recorded as loans held-for-sale.
Investments held-to-maturity
At February 28, 2021 and November 30, 2020, the Financial Services' held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2021 or February 29, 2020. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	February 28, 2021	November 30, 2020
Carrying value	$163,290	164,230
Outstanding debt, net of debt issuance costs	152,659	153,505
Incurred interest rate	3.4%	3.4%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	February 28, 2021
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027		December 2028
Stated maturity dates	October 2050		December 2051
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
Lennar Other
Lennar Other primarily includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments retained after the sale of Rialto's asset and investment management platform, along with equity in earnings (loss) from the Rialto fund investments and strategic technology investments, gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
During the three months ended February 28, 2021, the Company recognized a gain of $469.7 million related to a strategic investment, Opendoor, which began trading on the Nasdaq stock market in December 2020. The gain relates to the mark to market of the Company's share holdings in the public entity net of carried interest. The gain was recognized due to the investment now being accounted for as an investment in equity securities which is held at fair value and the change in fair value is recognized through earnings. In addition to Opendoor, two other of the Company's strategic technology investments, Hippo Home Insurance and Doma, formerly States Title, have announced agreements to merge with publicly traded special purpose acquisition companies.
During the three months ended February 28, 2021, the Company entered into a definitive agreement with Sunnova Energy International Inc. ("Sunnova") under which Sunnova will acquire the Company's residential solar platform, Sunstreet. Under the agreement, the Company would receive up to 7.22 million shares of Sunnova common stock, with 3.33 million shares in initial consideration payable at closing. The remaining shares would be payable upon achievement of two earnouts. The Company expects to record a significant gain upon the closing of the sale, which is anticipated to be in the second quarter of 2021.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	February 28, 2021	November 30, 2020
Investments in unconsolidated entities (1) (2)	$1,077,353	953,177
Underlying equity in unconsolidated entities' net assets (1)	1,395,393	1,269,701
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 28, 2021 and November 30, 2020, the carrying amount of the Company's investment was $390.3 million and $392.1 million, respectively.
The Company has an immaterial amount of recourse exposure to debt of the Homebuilding unconsolidated entities in which it has investments. While the Company sometimes guarantees debt of unconsolidated entities, in most instances the Company’s partners have also guaranteed that debt and are required to contribute their shares of any payments. In most instances the amount of guaranteed debt of an unconsolidated entity is less than the value of the collateral securing it.
During the three months ended February 28, 2021, the Company formed the Upward America Venture ("the Venture"). The Venture will acquire single family homes for rent in high growth markets across the United States. Subsequent to

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

February 28, 2021, the Venture raised equity to get to a total commitment of $1.25 billion led by institutional investors. Including leverage, the Venture will be positioned to acquire over $4.0 billion of new single family homes and townhomes from Lennar and potentially other homebuilders.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both February 28, 2021 and November 30, 2020, the fair value of the completion guarantees was immaterial. As of February 28, 2021 and November 30, 2020, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $660.0 million and $722.9 million, respectively.
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

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
General contractor services, net of deferrals	$115,399	93,894
General contractor costs	110,453	90,181
Management fee income	14,871	13,823
The Multifamily segment includes Multifamily Venture Fund I ("LMV I") and Multifamily Venture Fund II LP ("LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 28, 2021 are included below:

	February 28, 2021
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$321,262	318,578
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,140,646	1,105,170
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	496,804	333,706
Lennar's remaining commitments	7,212	47,294
Distributions to Lennar during the three months ended February 28, 2021	4,393	—
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform, as well as strategic investments in technology companies, primarily managed by the Company's LENX subsidiary. These strategic investments include the Company's investment in Doma, formerly known as States Title, which was reclassified from the Financial Services segment.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 28, 2021 and February 29, 2020:

		Three Months Ended February 28, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)	10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	1,016,909	—	—	—	—	—	1,001,369	15,540
Employee stock and directors plans	(26,279)	153	—	(59)	(26,373)	—	—	—
Purchases of treasury stock	(43,110)	—	—	—	(43,110)	—	—	—
Amortization of restricted stock	48,818	—	—	48,818	—	—	—	—
Cash dividends	(77,843)	—	—	—	—	—	(77,843)	—
Receipts related to noncontrolling interests	8,896	—	—	—	—	—	—	8,896
Payments related to noncontrolling interests	(11,397)	—	—	—	—	—	—	(11,397)
Non-cash purchase or activity of noncontrolling interests, net	2,998	—	—	(623)	—	—	—	3,621
Total other comprehensive loss, net of tax	(942)	—	—	—	—	(942)	—	—
Balance at February 28, 2021	$19,017,451	30,047	3,944	8,724,192	(1,348,710)	(1,747)	11,488,520	121,205

		Three Months Ended February 29, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498		8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	391,223	—	—	—	—	—		398,452	(7,229)
Employee stock and directors plans	(7,424)	90	—	(130)	(7,384)	—		—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—		—	—
Amortization of restricted stock	31,855	—	—	31,855	—	—		—	—
Cash dividends	(39,240)	—	—	—	—	—	—	(39,240)	—
Receipts related to noncontrolling interests	88,913	—	—	—	—	—		—	88,913
Payments related to noncontrolling interests	(16,734)	—	—	—	—	—		—	(16,734)
Non-cash consolidations, net	(485)	—	—	—	—	—		—	(485)
Total other comprehensive loss, net of tax	(46)	—	—	—	—	(46)		—	—
Balance at February 29, 2020	$16,193,377	29,802	3,944	8,609,944	(1,253,756)	452		8,654,213	148,778
On February 12, 2021, the Company paid cash dividends of $0.25 per share on both its Class A and Class B common stock to holders of record at the close of business on January 29, 2021, as declared by its Board of Directors on January 14, 2021. The Company approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in the fourth quarter of 2020 on both its Class A and Class B common stock.
In January 2021, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks under this program and its predecessor for the three months ended February 28, 2021 and February 29, 2020:

	Three Months Ended
	February 28, 2021		February 29, 2020
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	510,000	—	4,250,000	115,000
Principal	$43,100	$—	$282,274	$6,155
Average price per share	$84.51	$—	$66.42	$53.52

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020
Provision for income taxes	$310,105	32,329
Effective tax rate (1)	23.6%	7.5%
(1)For the three months ended February 28, 2021 and February 29, 2020, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by new energy efficient home and solar tax credits. The three months ended February 29, 2020 also included benefits related to the years ended November 30, 2018, 2019 and 2020, due to Congress retroactively extending the new energy efficient home tax credit in December 2019.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	February 28, 2021	February 29, 2020
Numerator:
Net earnings attributable to Lennar	$1,001,369	398,452
Less: distributed earnings allocated to nonvested shares	630	334
Less: undistributed earnings allocated to nonvested shares	11,624	4,092
Numerator for basic earnings per share	989,115	394,026
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	553	—
Numerator for diluted earnings per share	$988,562	394,026
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	309,020	311,213
Effect of dilutive securities:
Shared based payments	—	2
Denominator for diluted earnings per share - weighted average common shares outstanding	309,020	311,215
Basic earnings per share	$3.20	1.27
Diluted earnings per share	$3.20	1.27
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three months ended February 28, 2021 and February 29, 2020, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2021	November 30, 2020
6.25% senior notes due December 2021	$303,963	305,221
4.125% senior notes due 2022	599,123	598,876
5.375% senior notes due 2022	254,628	255,342
4.750% senior notes due 2022	573,030	572,724
4.875% senior notes due December 2023	397,749	397,347
4.500% senior notes due 2024	647,709	647,528
5.875% senior notes due 2024	442,315	443,484
4.750% senior notes due 2025	498,113	498,002
5.25% senior notes due 2026	406,406	406,709
5.00% senior notes due 2027	352,412	352,508
4.75% senior notes due 2027	894,948	894,760
Mortgage notes on land and other debt	605,772	583,257
	$5,976,168	5,955,758
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $14.8 million and $15.9 million as of February 28, 2021 and November 30, 2020, respectively.
During three months ended February 28, 2021, the maximum borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were increased by $100 million from $2.4 billion to $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Procedures related to performance letters of credit, financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. The Company's outstanding letters of credit and surety bonds are described below:

(In thousands)	February 28, 2021	November 30, 2020
Performance letters of credit	$803,950	752,096
Surety bonds	3,114,002	3,087,711
Anticipated future costs primarily for site improvements related to performance surety bonds	1,675,503	1,584,642
The Company's senior notes are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries. These guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020.
(8)Product Warranty
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The activity in the Company’s warranty reserve, which are included in Homebuilding other liabilities, was as follows:

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Warranty reserve, beginning of the period	$341,765	294,138
Warranties issued	42,928	38,271
Adjustments to pre-existing warranties from changes in estimates (1)	5,641	5,904
Payments	(42,234)	(50,900)
Warranty reserve, end of period	$348,100	287,413
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2021 and February 29, 2020 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2021 and November 30, 2020, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2021		November 30, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$69,973	70,112	72,626	70,808
Investments held-to-maturity	Level 3	163,290	194,485	164,230	196,047
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$5,976,168	6,529,969	5,955,758	6,581,798
Financial Services notes and other debts payable, net	Level 2	963,070	963,960	1,463,919	1,464,850
Lennar Other notes and other debts payable, net	Level 2	1,906	1,906	1,906	1,906
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
Lennar Other—The fair value for notes payable approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 28, 2021	November 30, 2020
Financial Services Assets:
Residential loans held-for-sale	Level 2	$971,452	1,296,517
LMF Commercial loans held-for-sale	Level 3	123,148	193,588
Mortgage servicing rights	Level 3	1,499	2,113
Lennar Other:
Investments available-for-sale	Level 3	$41,247	53,497
Residential and LMF Commercial loans held-for-sale in the table above include:

	February 28, 2021		November 30, 2020
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$942,504	28,948	1,232,548	63,969
LMF Commercial loans held-for-sale	129,810	(6,662)	194,362	(774)

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 28, 2021 and November 30, 2020. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2020. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

Unobservable inputs	As of February 28, 2021
Mortgage prepayment rate	12%
Discount rate	14%
Delinquency rate	3%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(35,021)	(7,493)
Mortgage loan commitments	(4,915)	14,895
Forward contracts	34,238	(9,361)
Changes in fair value included in Lennar Other unrealized gain:
Investments in equity securities	$469,745	—
Changes in fair value included in other comprehensive loss, net of tax:
Lennar Other investments available-for-sale	$(942)	—
Financial Services investments available-for-sale	—	(46)
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 28, 2021		February 29, 2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,113	193,588	24,679	197,224
Purchases/loan originations	424	219,500	746	412,250
Sales/loan originations sold, including those not settled	—	(282,965)	—	(314,439)
Disposals/settlements	(1,038)	—	(1,289)	—
Changes in fair value (1)	—	(6,767)	(11,560)	5,601
Interest and principal paydowns	—	(208)	—	(234)
Ending balance	$1,499	123,148	12,576	300,402
(1)Changes in fair value for LMF Commercial loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 28, 2021			February 29, 2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (1)	Level 3	$442	—	(442)	73,006	59,284	(13,722)
Land and land under development (1)	Level 3	2,543	2,350	(193)	22,453	11,660	(10,793)
(1)Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2020.
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
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2020. On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
At or for the Three Months Ended
February 28, 2021	1,158	10	—	$—	$—
February 29, 2020	1,253	33	6	45,123	19,944

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Three Months Ended
	February 29, 2020
Unobservable inputs	Range
Average selling price	$201,000	-	970,000
Absorption rate per quarter (homes)	3	-	15
Discount rate	20%
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the three months ended February 28, 2021 and based on the Company's evaluation, there were no VIEs that were consolidated or deconsolidated.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	February 28, 2021		November 30, 2020
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$104,527	306,117	89,654	89,828
Multifamily (2)	642,792	706,442	619,540	717,271
Financial Services	163,290	163,290	164,230	164,230
Lennar Other (3)	7,154	7,154	76,023	130,177
	$917,763	1,183,003	949,447	1,101,506
(1)As of February 28, 2021, the increase in the maximum exposure to loss was related the Company's commitment to fund capital in the Upward America Venture, a single family for rent platform.
(2)As of February 28, 2021 and November 30, 2020, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $54.5 million and $88.1 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.
(3)As of February 28, 2021, the decrease in investments in unconsolidated VIEs and maximum exposure to loss was related to an entity which had a reconsideration event due to the payoff of a note receivable which caused the entity to no longer be considered a VIE.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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
During the three months ended February 28, 2021, consolidated inventory not owned decreased by $28.8 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2021. The decrease was primarily due to increases in homesite takedowns in the quarter. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of February 28, 2021. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	February 28, 2021	November 30, 2020
Non-refundable option deposits and pre-acquisition costs	$711,218	414,154
Letters of credit in lieu of cash deposits under certain land and option contracts	117,974	87,537
(11)Commitments and Contingent Liabilities
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

(Dollars in thousands)	February 28, 2021	November 30, 2020
Right-of-use assets	$164,604	113,390
Lease liabilities	173,728	122,836
Weighted-average remaining lease term (in years)	2.5	2.6
Weighted-average discount rate	3.0%	3.1%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Future minimum payments under the noncancellable leases in effect at February 28, 2021 were as follows:

(Dollars in thousands)	Lease Payments
2021	$27,789
2022	32,762
2023	26,681
2024	21,188
2025	17,425
2026 and thereafter	71,131
Total future minimum lease payments (1)	$196,976
Less: Interest (2)	23,248
Present value of lease liabilities (2)	$173,728
(1)Total future minimum lease payments exclude variable lease costs of $14.3 million and short-term lease costs of $2.2 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of February 28, 2021, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of February 28, 2021, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 2.5 years and 3.0%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.
During the three months ended February 28, 2021 and February 29, 2020, the Company's rental expense and payments on lease liabilities were as follows:

(Dollars in thousands)	February 28, 2021	February 29, 2020
Rental expense	$20,707	20,706
Payment on lease liabilities	9,906	17,426
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the three months ended February 28, 2021 and February 29, 2020, the Company had an immaterial amount of sublease income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2020.
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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize non-core assets; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2020 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
The housing market remains strong. The underproduction of homes for the past 10 years has created a housing shortage that, combined with strong demand, has pushed home prices higher. Even though interest rates have slightly increased, they are still lower than they were a year ago, and affordability remains strong, with many American families having fortified savings as vacations and recreational activities have been canceled or postponed, and stimulus money from the government continues to fill the remaining gaps. The dream of homeownership is an essential aspiration of the American population, and the seemingly imminent resolution of the pandemic is not slowing the growing demand.
Our measured growth strategy in the current market is to focus on selling homes when we begin construction, while being patient with longer-term sales. This enables price appreciation to offset future cost escalations to maximize margin. We believe the virtue of this strategy has been borne out by our 25.0% first quarter gross margin versus 20.5% last year. We are also focused on managing the supply chain and production. In the first quarter, lumber costs increased about $2,300 per home both year over year and sequentially. These cost increases were more than offset by other cost decreases year-over-year, but not sequentially, resulting in an overall year-over-year cost decline and sequential cost increase. We expect to see additional increases in the cost of lumber throughout the year.

While community count at the end of the first quarter was down from the prior year, we are still on track to increase our active communities by about 10% in fiscal 2021. We anticipate that we will replace our existing communities with larger, higher volume communities, which allows us to better leverage our overhead, improve our bottom line, and increase our returns and cash flow. We expect to deliver between 62,000 and 64,000 homes in 2021 and with gross margin guidance of about 25.0% for the year.
We have remained focused on our optioned versus owned land strategy and believe we are in an excellent position to achieve our target of 50% owned land and 50% land controlled through options or similar agreements by the end of 2021. At the end of the first quarter, the portion of land we controlled through options or similar agreements was 45%, up from 39% at the start of the fiscal year. We ended the first quarter with a 3.4 years supply of land owned, compared to a 4.0 years supply of land owned at the same time last year. Among other things, this has enabled us to reduce debt, such that our first quarter homebuilding debt-to-total capital ratio improved to 24.0%, down from 33.6% in the prior year.
Consistent with our land-light strategy, and a focus on increased profitability and returns, we expanded our business through the creation of a single-family rental platform that will facilitate a better time delivery of our homes with reduced cycle times. Our Upward America Venture will make our homes available for rent, with a portion of the homes available with a rent to own option. The venture will permit families and individuals across the country to live in brand-new homes at an attainable price point without putting up a down payment. The venture will initially be capitalized with a total equity commitment of $1.25 billion, and will be positioned to acquire over $4.0 billion of new single family homes and townhomes.
Our technology initiatives, which are focused on building solutions to important challenges that are adjacent to our core Homebuilding and Financial Services businesses, have contributed meaningfully to our readiness for current economic and structural shifts while helping to improve our core business and drive our SG&A to a historic first quarter low of 8.4%. Opendoor, one of our many technology investments, began trading as a public company in December 2020 and we recorded a $470 million unrealized gain as a result. While this gain is extraordinary relative to our operating platform, it is not a one-time event for the Company. We have invested in a number of high-quality technology businesses, including Doma, previously known as States Title, and Hippo Home Insurance, both of which have announced agreements to merge with publicly traded special purpose acquisition companies, and SunStreet solar power platform, which we have agreed to sell to Sunnova Energy International, Inc. in exchange for Sunnova stock. We are conservatively estimating an economic gain in excess of $1 billion from these three transactions.
We have continued to drive and grow our ancillary business divisions, and they continue to mature, but we think being simpler would enable us better to focus on our core business units. We continue to work on strategies to better position our Multifamily platform, our new single-family home for rent platform, our land program, our commercial mortgage business and our growing technology investments platform. We believe the best way to enhance corporate value is to have Lennar standalone as a pure-play homebuilder and financial services company, and to enable these blue-chip businesses to thrive and excel independently. Therefore, we are working to construct a tax-free spin-off of all or parts of these businesses in a unified company.
With a solid balance sheet, leading positions in almost all of our homebuilding markets and continued execution of our core operating strategies, we believe that we have never been better positioned financially, organizationally, culturally, and technologically, to thrive and grow in this evolving and exciting housing market.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.0 billion, or $3.20 per diluted share ($3.20 per basic share), in the first quarter of 2021, compared to net earnings attributable to Lennar of $398.5 million, or $1.27 per diluted share ($1.27 per basic share), in the first quarter of 2020.

Financial information relating to our operations was as follows:

	Three Months Ended February 28, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,890,914	—	—	—	—	4,890,914
Sales of land	47,643	—	—	—	—	47,643
Other revenues	4,499	244,069	131,443	6,900	—	386,911
Total revenues	4,943,056	244,069	131,443	6,900	—	5,325,468
Costs and expenses:
Costs of homes sold	3,666,862	—	—	—	—	3,666,862
Costs of land sold	41,188	—	—	—	—	41,188
Selling, general and administrative expenses	410,236	—	—	—	—	410,236
Other costs and expenses	—	97,862	131,049	4,252	—	233,163
Total costs and expenses	4,118,286	97,862	131,049	4,252	—	4,351,449
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net	(4,565)	—	(1,268)	(1,047)	—	(6,880)
Other income, net	12,975	—	—	—	—	12,975
Lennar Other unrealized gain	—	—	—	469,745	—	469,745
Operating earnings (loss)	$833,180	146,207	(874)	471,346	—	1,449,859
Corporate general and administrative expenses	—	—	—	—	110,531	110,531
Charitable foundation contribution	—	—	—	—	12,314	12,314
Earnings (loss) before income taxes	$833,180	146,207	(874)	471,346	(122,845)	1,327,014

	Three Months Ended February 29, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,140,767	—	—	—	—	4,140,767
Sales of land	26,867	—	—	—	—	26,867
Other revenues	4,482	198,661	132,617	1,943	—	337,703
Total revenues	4,172,116	198,661	132,617	1,943	—	4,505,337
Costs and expenses:
Costs of homes sold	3,291,779	—	—	—	—	3,291,779
Costs of land sold	27,135	—	—	—	—	27,135
Selling, general and administrative expenses	378,892	—	—	—	—	378,892
Other costs and expenses	—	151,344	137,348	2,574	—	291,266
Total costs and expenses	3,697,806	151,344	137,348	2,574	—	3,989,072
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net	(4,546)	—	6,516	1,530	—	3,500
Other expense, net	(9,366)	—	—	—	—	(9,366)
Operating earnings	$460,398	47,317	1,785	899	—	510,399
Corporate general and administrative expenses	—	—	—	—	82,634	82,634
Charitable foundation contribution	—	—	—	—	4,213	4,213
Earnings (loss) before income taxes	$460,398	47,317	1,785	899	(86,847)	423,552
Three Months Ended February 28, 2021 versus Three Months Ended February 29, 2020
Revenues from home sales increased 18% in the first quarter of 2021 to $4.9 billion from $4.1 billion in the first quarter of 2020. Revenues were higher primarily due to a 19% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 12,302 homes in the first quarter of 2021 from 10,313 homes in the first quarter of 2020. The average sales price of homes delivered was $398,000 in the first quarter of 2021, compared to $402,000 in the first quarter of 2020.
Gross margin on home sales were $1.2 billion, or 25.0%, in the first quarter of 2021, compared to $849.0 million, or 20.5%, in the first quarter of 2020. The gross margin percentage on home sales increased primarily driven by pricing power as we have been able to increase revenue per square foot, as well as lower interest expense per home delivered as result of paydowns of senior notes in the past two years and lower field expense as a percentage of home sales revenue due to increased volume.
Selling, general and administrative expenses were $410.2 million in the first quarter of 2021, compared to $378.9 million in the first quarter of 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.4% in the first quarter of 2021, from 9.2% in the first quarter of 2020. This was the lowest percentage for a first quarter in our history primarily due to our focus on improving our operating leverage combined with the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $146.2 million in the first quarter of 2021, compared to $58.2 million in the first quarter of 2020 (which included $47.3 million of operating earnings and an add back of $10.9 million of net loss attributable to noncontrolling interests). Operating earnings increased primarily due to the improvement in our mortgage business as a result of an increase in volume and margin and improvement in our title business as a result of an increase in volume.
Operating loss for our Multifamily segment was $0.9 million in the first quarter of 2021, compared to operating earnings of $1.8 million in the first quarter of 2020.
Operating earnings for our Lennar Other segment were $471.3 million in the first quarter of 2021, compared to $0.9 million in the first quarter of 2020. In the first quarter of 2021, we recognized a gain of $469.7 million related to a strategic investment in Opendoor, which began trading on the Nasdaq stock market in December 2020. The gain relates to the mark to market of our share holdings in the public entity. Two other technology driven companies in which we have investments have announced agreements to merge with publicly traded special purpose acquisition companies.
Homebuilding Segments
At February 28, 2021, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 28, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,347,610	988,862	26.6%	241,534	5,076	1,418	(492)	14,547	262,083
Central	926,438	713,546	23.0%	132,099	(23)	405	98	(556)	132,023
Texas	636,411	451,198	29.1%	129,161	1,034	258	154	(964)	129,643
West	1,976,808	1,507,727	23.7%	317,990	368	1,050	962	1,336	321,706
Other (2)	3,647	5,529	(51.6)%	(6,968)	—	1,368	(5,287)	(1,388)	(12,275)
Totals	$4,890,914	3,666,862	25.0%	$813,816	6,455	4,499	(4,565)	12,975	833,180

	Three Months Ended February 29, 2020
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,150,720	881,217	23.4%	$154,825	(451)	1,462	359	(7,441)	148,754
Central	786,698	657,283	16.5%	54,404	(927)	451	553	1,242	55,723
Texas	463,796	360,273	22.3%	53,127	1,673	517	203	(2,447)	53,073
West	1,731,514	1,379,291	20.3%	218,507	(563)	1,814	3,940	1,209	224,907
Other (2)	8,039	13,715	(70.6)%	(10,767)	—	238	(9,601)	(1,929)	(22,059)
Totals	$4,140,767	3,291,779	20.5%	$470,096	(268)	4,482	(4,546)	(9,366)	460,398
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020	2021	2020
East	3,920	3,388	$1,351,301	1,153,715	$345,000	341,000
Central	2,419	2,043	926,438	786,698	383,000	385,000
Texas	2,349	1,577	636,411	463,796	271,000	294,000
West	3,622	3,304	1,976,808	1,731,514	546,000	524,000
Other	4	9	3,647	8,039	912,000	893,000
Total	12,314	10,321	$4,894,605	4,143,762	$397,000	401,000
Of the total homes delivered listed above, 12 homes with a dollar value of $3.7 million and an average sales price of $308,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2021, compared to eight home deliveries with a dollar value of $3.0 million and an average sales price of $374,000 for the three months ended February 29, 2020.
New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020	2021	2020	2021	2020
East	340	344	4,814	3,731	$1,700,112	1,274,353	$353,000	342,000
Central	274	323	3,326	2,667	1,333,626	1,018,443	401,000	382,000
Texas	218	236	2,775	1,999	812,169	573,079	293,000	287,000
West	327	352	4,652	3,965	2,692,395	2,125,632	579,000	536,000
Other	3	3	3	14	2,974	13,581	991,000	970,000
Total	1,162	1,258	15,570	12,376	$6,541,276	5,005,088	$420,000	404,000
Of the total new orders listed above, 35 homes with a dollar value of $11.6 million and an average sales price of $332,000 represent new orders in four active communities from unconsolidated entities for the three months ended February 28, 2021, compared to 26 new orders with a dollar value of $8.1 million and an average sales price of $310,000 in five active communities for the three months ended February 29, 2020.
(1)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2021 and February 29, 2020.
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,	February 29,	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020	2021	2020
East	6,907	6,033	$2,659,746	2,147,007	$385,000	356,000
Central	5,278	3,774	2,169,360	1,475,711	411,000	391,000
Texas	3,249	2,592	1,000,342	822,620	308,000	317,000
West	6,642	5,219	3,629,018	2,702,535	546,000	518,000
Other	1	14	1,175	13,995	1,175,000	1,000,000
Total	22,077	17,632	$9,459,641	7,161,868	$428,000	406,000
Of the total homes in backlog listed above, 61 homes with a backlog dollar value of $19.4 million and an average sales price of $318,000 represent the backlog from unconsolidated entities at February 28, 2021, compared to 49 homes with a backlog dollar value of $15.2 million and an average sales price of $311,000 at February 29, 2020.
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
Three Months Ended February 28, 2021 versus Three Months Ended February 29, 2020
Homebuilding East: Revenues from home sales increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Pennsylvania and an increase in the average sales price of homes delivered in all the states of the segment except in Florida. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Florida was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the first quarter of 2021 increased compared to the same period last year primarily due to an increase in the revenue per square foot of homes delivered.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to an increase in the number of home deliveries in all the states in the segment except in Maryland and Virginia, partially offset by a decrease in the average sales price of homes delivered in all the states of the segment except in Georgia, Illinois, Maryland and Minnesota. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Maryland and Virginia was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. The increase in the average sales price of homes delivered in Georgia, Illinois, Maryland and Minnesota was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the first quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered as well as reducing interest and field expenses per home.
Homebuilding Texas: Revenues from home sales increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the first quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered as well as reducing our interest and field expenses per home.
Homebuilding West: Revenues from home sales increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to an increase in the number of home deliveries in all states of the segment except in Nevada and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries in all states of the segment except in Nevada was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The decrease in the number of home deliveries in Nevada was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the first quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020
Dollar value of mortgages originated	$2,761,000	2,221,000
Number of mortgages originated	8,400	6,900
Mortgage capture rate of Lennar homebuyers	76%	77%
Number of title and closing service transactions	15,000	11,200
At February 28, 2021 and November 30, 2020, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $163.3 million and $164.2 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.

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
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(Dollars in thousands)	February 28, 2021	November 30, 2020
Multifamily investments in unconsolidated entities	$704,964	724,647
Lennar's net investment in Multifamily	931,226	906,632
Lennar Other Segment
At February 28, 2021 and November 30, 2020, we had $1.0 billion and $521.7 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $315.6 million and $387.1 million, respectively. The increase in assets during the quarter was due to an increase in the value of our strategic technology investments, primarily managed by our LENX subsidiary. This increase was largely related to our strategic investment in Opendoor, which began trading on the Nasdaq stock market in December 2020. During the three months ended February 28, 2021, our Lennar Other segment recognized a gain of $469.7 million related to the mark to market of our share holdings in Opendoor. In addition to Opendoor, two other of our strategic technology investments have announced agreements to merge with publicly traded special purpose acquisition companies.
(2) Financial Condition and Capital Resources
At February 28, 2021, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.6 billion, compared to $2.9 billion at November 30, 2020 and $1.1 billion at February 29, 2020.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the three months ended February 28, 2021 and February 29, 2020, cash provided by operating activities totaled $385.5 million and $383.0 million, respectively. During the three months ended February 28, 2021, cash provided by operating activities was impacted primarily by our net earnings net of the unrealized gain of $469.7 million related to our Opendoor strategic investment, a decrease in loans held-for-sale of $360.6 million primarily related to the sale of loans originated by our Financial Services segment, partially offset by an increase in inventories due to strategic land purchases, and land development and construction costs of $862.1 million.
During the three months ended February 29, 2020, cash provided by operating activities was impacted primarily by our net earnings, a decrease in receivables of $245.7 million and a decrease in loans held-for-sale of $466.8 million primarily related to the sale of loans originated by our Financial Services segment, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $777.0 million and increase in other assets of $121.5 million.
Investing Cash Flow Activities
During the three months ended February 28, 2021 and February 29, 2020, cash (used in) provided by investing activities totaled ($93.4) million and $13.2 million, respectively. During the three months ended February 28, 2021, our cash used in investing activities was primarily due to cash contributions of $224.1 million to unconsolidated entities, which included (1) $148.4 million to Homebuilding unconsolidated entities, (2) $37.5 million to Multifamily unconsolidated entities, and (3) $38.2 million to the strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $83.2 million, which primarily included (1) $52.8 million from Multifamily unconsolidated entities, (2) $19.9 million from Homebuilding unconsolidated entities; and (3) $10.6 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
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
Financing Cash Flow Activities
During the three months ended February 28, 2021 and February 29, 2020, cash used in financing activities totaled $629.7 million and $789.8 million, respectively. During the three months ended February 28, 2021, cash used in financing activities was primarily impacted by (1) $500.8 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $77.8 million of dividend payments; and (3) repurchases of our common stock for $69.5 million, which included $43.1 million of repurchases under our repurchase program and $26.4 million of repurchases related to our equity compensation plan. These were partially offset by $67.4 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to a land bank.
During the three months ended February 29, 2020, cash used in financing activities was primarily impacted by (1) $755.6 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) repurchases of our common stock for $296.0 million, which included $288.5 million of repurchases under our repurchase program and $7.4 million of repurchases related to our equity compensation plan and (3) $93.3 million of principal payments on notes payable and other borrowings. These were partially offset by $300.0 million of net borrowings under our Credit Facility and $88.9 million of receipts related to noncontrolling interests.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2021	November 30, 2020	February 29, 2020
Homebuilding debt	$5,976,168	5,955,758	8,115,498
Stockholders’ equity	18,896,246	17,994,856	16,044,599
Total capital	$24,872,414	23,950,614	24,160,097
Homebuilding debt to total capital	24.0%	24.9%	33.6%
Homebuilding debt	$5,976,168	5,955,758	8,115,498
Less: Homebuilding cash and cash equivalents	2,421,411	2,703,986	784,950
Net Homebuilding debt	$3,554,757	3,251,772	7,330,548
Net Homebuilding debt to total capital (1)	15.8%	15.3%	31.4%
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
At February 28, 2021, Homebuilding debt to total capital was lower compared to February 29, 2020, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings. At February 28, 2021, Homebuilding debt to total capital was lower compared to November 30, 2020, primarily as a result of an increase in stockholders' equity due to net earnings.
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

Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020
Homebuilding average debt outstanding	$5,973,432	$8,016,263
Average interest rate	4.9%	4.9%
Interest incurred	$71,064	$93,291
During three months ended February 28, 2021, the maximum borrowings on our Credit Facility were increased by $100 million from $2.4 billion to $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section of our Form 10-K for the year ended November 30, 2020. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 28, 2021:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2021
Minimum net worth test	$8,892,740	12,368,689
Maximum leverage ratio	65.0%	20.2%
Liquidity test	1.00	8.04
Financial Services Warehouse Facilities
Our Financial Services segment uses the residential facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan origination and securitization activities and were secured by up to an 80% interest in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In January 2021, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization replaced a January 2019 authorization and has no expiration date. The details of our Class A and Class B common stock under this program for the three months ended February 28, 2021 and February 29, 2020 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 28, 2021, treasury stock increased due to our repurchase of 0.8 million shares of Class A and Class B common stock due primarily to our repurchase of 0.5 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 29, 2020, treasury stock increased due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program.
On February 12, 2021, we paid cash dividends of $0.25 per share on both our Class A and Class B common stock to holders of record at the close of business on January 29, 2021, as declared by our Board of Directors on January 14, 2021. We approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in fourth quarter of 2020 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2021 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in

Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 28, 2021 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	February 28, 2021	November 30, 2020
Due from non-guarantor subsidiaries	$3,531,120	2,655,503
Equity method investments	1,075,663	951,579
Total assets	28,845,995	27,695,067
Total liabilities	9,787,091	9,599,718

Three Months Ended
(In thousands)	February 28, 2021
Total revenues	$4,997,097
Operating earnings	869,317
Earnings before income taxes	747,737
Net earnings attributable to Lennar	572,585
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
As of February 28, 2021, we had equity investments in 40 active homebuilding and land unconsolidated entities (of which three had recourse debt, 10 had non-recourse debt and 27 had no debt) compared to 38 active homebuilding and land unconsolidated entities at November 30, 2020. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$1,127,280	101,437	329,418	17,639	678,786	—
Land seller and CDD debt	7,147	—	—	—	—	7,147
Maximum recourse debt exposure to Lennar	3,599	—	3,599	—	—	—
Debt issuance costs	(12,503)	—	—	—	—	(12,503)
Total	$1,125,523	101,437	333,017	17,639	678,786	(5,356)

Multifamily: Investments in Unconsolidated Entities
At February 28, 2021, Multifamily had equity investments in 17 unconsolidated entities that are engaged in multifamily residential developments (of which seven had non-recourse debt and 10 had no debt), compared to 22 unconsolidated entities at November 30, 2020. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 28, 2021 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at February 28, 2021.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$2,674,276	336,695	578,461	631,407	1,127,713	—
Debt issuance costs	(29,530)	—	—	—	—	(29,530)
Total	$2,644,746	336,695	578,461	631,407	1,127,713	(29,530)
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
As of February 28, 2021 and November 30, 2020, we had strategic technology investments in unconsolidated entities of $131.9 million and $196.7 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at February 28, 2021 and February 29, 2020:

	Controlled Homesites					Years of
February 28, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	42,722	3,931	46,653	57,526	104,179
Central	19,932	100	20,032	41,886	61,918
Texas	31,525	—	31,525	37,034	68,559
West	45,352	3,444	48,796	49,996	98,792
Other	41	7,318	7,359	2,238	9,597
Total homesites	139,572	14,793	154,365	188,680	343,045	3.4
% of total homesites			45%	55%

	Controlled Homesites					Years of
February 29, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	23,989	15,420	39,409	66,684	106,093
Central	11,356	122	11,478	45,095	56,573
Texas	19,914	—	19,914	38,365	58,279
West	12,275	2,940	15,215	62,048	77,263
Other	—	8,514	8,514	2,084	10,598
Total homesites	67,534	26,996	94,530	214,276	308,806	4.0
% of total homesites			31%	69%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. There were no outstanding borrowings under our Credit Facility as of February 28, 2021.
(3) New Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2021 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of February 28, 2021, we had no outstanding borrowings under our Credit Facility.
As of February 28, 2021, our borrowings under Financial Services' warehouse repurchase facilities totaled $631.8 million under residential facilities and $178.6 million under LMF Commercial facilities.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2021

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2021	2022	2023	2024	2025	2026	Thereafter	Total	2021
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$92.7	1,815.9	96.5	1,518.7	589.0	400.1	1,293.6	5,806.5	6,377.2
Average interest rate	2.6%	4.8%	4.2%	5.0%	4.8%	5.3%	4.7%	4.8%	—
Variable rate	$149.3	—	—	—	—	—	—	149.3	152.8
Average interest rate	5.2%	—	—	—	—	—	—	5.2%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	152.7	152.7	153.5
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$810.4	—	—	—	—	—	—	810.4	810.4
Average interest rate	2.4%	—	—	—	—	—	—	2.4%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2020.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2021:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2020	—	$—	—	25,000,000
January 1 to January 31, 2021	300,000	$85.40	300,000	24,700,000
February 1 to February 28, 2021	521,827	$84.03	210,000	24,490,000
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In January 2021, our Board of Directors authorized a stock repurchase program, which replaced a January 2019 stock repurchase program, under which we are authorized to purchase up to the lesser of $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. This repurchase authorization has no expiration.
Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, filed on April 1, 2021, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 1, 2021	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	April 1, 2021	/s/ David Collins
David Collins
Vice President and Controller