Form 10-Q
period 2021-05-31
LENNAR CORP /NEW/
filed 2021-07-02
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2021:
Class A 274,694,829
Class B 37,621,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	May 31,	November 30,
	2021 (1)	2020 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$2,581,583	2,703,986
Restricted cash	35,637	15,211
Receivables, net	353,910	298,671
Inventories:
Finished homes and construction in progress	10,418,116	8,593,399
Land and land under development	7,090,880	7,495,262
Consolidated inventory not owned	910,003	836,567
Total inventories	18,418,999	16,925,228
Investments in unconsolidated entities	1,010,256	953,177
Goodwill	3,442,359	3,442,359
Other assets	1,030,681	1,190,793
	26,873,425	25,529,425
Financial Services	2,066,674	2,708,118
Multifamily	1,209,270	1,175,908
Lennar Other	1,073,858	521,726
Total assets	$31,223,227	29,935,177
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
As of May 31, 2021, total assets include $940.6 million related to consolidated VIEs of which $39.0 million is included in Homebuilding cash and cash equivalents, $15.3 million in Homebuilding restricted cash, $14.3 million in Homebuilding finished homes and construction in progress, $564.7 million in Homebuilding land and land under development, $260.6 million in Homebuilding consolidated inventory not owned, $1.3 million in Homebuilding investments in unconsolidated entities, $27.2 million in Homebuilding other assets and $17.8 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(unaudited)

	May 31,	November 30,
	2021 (2)	2020 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,171,358	1,037,338
Liabilities related to consolidated inventory not owned	769,225	706,691
Senior notes and other debts payable, net	5,894,342	5,955,758
Other liabilities	2,281,508	2,225,864
	10,116,433	9,925,651
Financial Services	1,084,838	1,644,248
Multifamily	255,327	252,911
Lennar Other	64,531	12,966
Total liabilities	11,521,129	11,835,776
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2021 and November 30, 2020 - 400,000,000 shares; Issued: May 31, 2021 - 300,486,193 shares and November 30, 2020 - 298,942,836 shares	30,049	29,894
Class B common stock of $0.10 par value; Authorized: May 31, 2021 and November 30, 2020 - 90,000,000 shares; Issued: May 31, 2021 - 39,443,168 shares and November 30, 2020 - 39,443,168 shares	3,944	3,944
Additional paid-in capital	8,755,020	8,676,056
Retained earnings	12,241,400	10,564,994
Treasury stock, at cost; May 31, 2021 - 25,791,364 shares of Class A common stock and 1,822,016 shares of Class B common stock; November 30, 2020 - 23,864,589 shares of Class A common stock and 1,822,016 shares of Class B common stock	(1,452,874)	(1,279,227)
Accumulated other comprehensive loss	(1,431)	(805)
Total stockholders’ equity	19,576,108	17,994,856
Noncontrolling interests	125,990	104,545
Total equity	19,702,098	18,099,401
Total liabilities and equity	$31,223,227	29,935,177
(2)Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.
As of May 31, 2021, total liabilities include $340.1 million related to consolidated VIEs as to which there was no recourse against the Company, of which $24.4 million is included in Homebuilding accounts payable, $218.9 million in Homebuilding liabilities related to consolidated inventory not owned, $85.7 million in Homebuilding senior notes and other debts payable and $11.1 million in Homebuilding other liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2021	2020	2021	2020
Revenues:
Homebuilding	$6,028,041	4,949,484	10,971,097	9,121,600
Financial Services	218,747	196,263	462,816	394,924
Multifamily	177,473	123,117	308,916	255,734
Lennar Other	5,984	18,509	12,884	20,452
Total revenues	6,430,245	5,287,373	11,755,713	9,792,710
Costs and expenses:
Homebuilding	4,909,516	4,313,331	9,027,802	8,011,137
Financial Services	97,427	110,355	195,289	261,699
Multifamily	168,930	123,473	299,979	260,821
Lennar Other	5,732	(1,072)	9,984	1,502
Corporate general and administrative	90,717	78,183	201,248	160,817
Charitable foundation contribution	14,493	5,268	26,807	9,481
Total costs and expenses	5,286,815	4,629,538	9,761,109	8,705,457
Homebuilding equity in loss from unconsolidated entities	(1,688)	(9,100)	(6,253)	(13,646)
Homebuilding other income (expense), net	(4,362)	4,308	8,613	(5,058)
Financial Services gain on deconsolidation	—	61,418	—	61,418
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	13,854	(282)	12,586	6,234
Lennar Other realized and unrealized gain (loss)	(117,570)	—	352,175	—
Lennar Other equity in earnings (loss) from unconsolidated entities and other income (expense), net	63,221	(37,602)	62,174	(36,072)
Earnings before income taxes	1,096,885	676,577	2,423,899	1,100,129
Provision for income taxes	(260,113)	(160,479)	(570,218)	(192,808)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	836,772	516,098	1,853,681	907,321
Less: Net earnings (loss) attributable to noncontrolling interests	5,409	(1,308)	20,949	(8,537)
Net earnings attributable to Lennar	$831,363	517,406	1,832,732	915,858
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$316	(338)	(626)	(384)
Reclassification adjustments for loss included in earnings, net of tax	—	(452)	—	(452)
Total other comprehensive income (loss), net of tax	$316	(790)	(626)	(836)
Total comprehensive income attributable to Lennar	$831,679	516,616	1,832,106	915,022
Total comprehensive income (loss) attributable to noncontrolling interests	$5,409	(1,308)	20,949	(8,537)
Basic earnings per share	$2.66	1.66	5.86	2.92
Diluted earnings per share	$2.65	1.65	5.85	2.91

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2021	2020
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$1,853,681	907,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,743	44,464
Amortization of discount/premium and accretion on debt, net	(4,718)	(13,839)
Equity in (earnings) loss from unconsolidated entities	(67,618)	40,355
Distributions of earnings from unconsolidated entities	15,594	38,000
Share-based compensation expense	80,635	55,141
Deferred income tax expense	136,636	79,738
Loans held-for-sale unrealized loss	30,352	2,223
Lennar Other unrealized/realized gain	(352,175)	—
Gain on sale of other assets and operating properties and equipment	(18,596)	(13,126)
Gain on deconsolidation of previously consolidated entity	—	(61,418)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(1,167)	(4,661)
Gain on sale of Financial Services' portfolio/businesses	(2,528)	(5,014)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	13,576	65,098
Changes in assets and liabilities:
Decrease (increase) in receivables	117,910	(7,758)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,576,420)	(159,138)
Increase in other assets	(180,914)	(148,087)
Decrease in loans held-for-sale	444,413	479,360
Increase in accounts payable and other liabilities	184,716	12,144
Net cash provided by operating activities	718,120	1,310,803
Cash flows from investing activities:
Net additions of operating properties and equipment	(24,362)	(25,731)
Proceeds from the sale of operating properties and equipment, other assets	32,002	29,727
Investments in and contributions to unconsolidated entities	(282,203)	(302,784)
Distributions of capital from unconsolidated entities	231,545	115,093
Proceeds from sale of investment in consolidated joint venture	15,950	—
Proceeds from sale of commercial mortgage-backed securities bonds	11,307	3,248
Proceeds from sale of Financial Services' portfolio/business	3,327	9,096
(Increase) decrease in Financial Services loans held-for-investment, net	(3,864)	143
Purchases of investment securities	(43,698)	(29,642)
Proceeds from maturities/sales of investment securities	9,916	25,138
Other receipts, net	8	1,670
Net cash used in investing activities	$(50,072)	(174,042)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2021	2020
Cash flows from financing activities:
Net repayments under warehouse facilities	$(535,734)	(310,216)
Redemption of senior notes	—	(300,000)
Principal payments on notes payable and other borrowings	(114,964)	(174,382)
Proceeds from other borrowings	13,973	59,139
Proceeds from liabilities related to consolidated inventory not owned	301,869	—
Payments related to consolidated inventory not owned	(149,686)	—
Proceeds related to other liabilities, net	—	3,567
Receipts related to noncontrolling interests	13,905	169,061
Payments related to noncontrolling interests	(17,226)	(21,501)
Common stock:
Repurchases	(173,644)	(296,093)
Dividends	(156,326)	(78,145)
Net cash used in financing activities	$(817,833)	(948,570)
Net (decrease) increase in cash and cash equivalents and restricted cash	(149,785)	188,191
Cash and cash equivalents and restricted cash at beginning of period	2,932,730	1,468,691
Cash and cash equivalents and restricted cash at end of period	$2,782,945	1,656,882
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,581,583	1,398,682
Financial Services	130,528	224,229
Multifamily	22,395	13,061
Lennar Other	3,074	5,949
Homebuilding restricted cash	35,637	9,569
Financial Services restricted cash	9,728	5,392
	$2,782,945	1,656,882
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$138,963	102,982
Non-cash contributions to unconsolidated entities	20,423	13,859
Lennar Other (non-cash impacts from sale of solar platform):
Non-cash increase in investment in equity securities	$127,094	—
Non-cash increase in receivables	64,683	—
Non-cash increase in other liabilities	(40,302)	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$—	217,565
Financial Services liabilities	—	(115,175)
Financial Services noncontrolling interests	—	(102,390)
Inventories	—	(35,959)
Operating properties and equipment and other assets	—	6,375
Other liabilities	—	182
Noncontrolling interests	—	29,402

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2021 and November 30, 2020 included $678.8 million and $314.3 million, respectively, of cash held in escrow. On average for the three months ended May 31, 2021, cash was held in escrow for approximately four days.
Share-based Payments
During both the three months ended May 31, 2021 and 2020, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2021 and 2020, the Company granted employees 1.4 million and 0.9 million nonvested shares, respectively.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 was effective for the Company’s fiscal year beginning December 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's condensed consolidated financial statements.
New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 will be effective for the Company’s fiscal year beginning December 1, 2021. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the Company's condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2021 presentation. The Company reclassed the balance of its investment in Doma, formerly States Title, to which the Company sold the majority of the Financial Services segment's retail title agency business and title insurance underwriter in the first quarter of 2019, from the Financial Services segment to the Lennar Other segment in the Condensed Consolidated Balance Sheets for all periods presented. This was reclassed to be included in our strategic technology investments as the entity has announced that it will merge with a publicly traded special purpose acquisition company. In addition, the Company reflected its contributions to its charitable foundation in a new line on its Condensed Consolidated Statements of Operations for all periods presented. This was previously reflected in the Corporate general and administrative line. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its condensed consolidated financial statements.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	May 31, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,581,583	130,528	22,395	3,074	2,737,580
Restricted cash	35,637	9,728	—	—	45,365
Receivables, net (1)	353,910	422,117	111,802	—	887,829
Inventories	18,418,999	—	316,760	—	18,735,759
Loans held-for-sale (2)	—	1,015,438	—	—	1,015,438
Investments in equity securities (3)	—	—	—	544,993	544,993
Investments available-for-sale (4)	—	—	—	41,563	41,563
Loans held-for-investment, net	—	77,680	—	—	77,680
Investments held-to-maturity	—	162,919	—	—	162,919
Investments in unconsolidated entities	1,010,256	—	691,330	379,236	2,080,822
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,030,681	58,565	66,983	104,992	1,261,221
	$26,873,425	2,066,674	1,209,270	1,073,858	31,223,227
Liabilities:
Notes and other debts payable, net	$5,894,342	928,185	—	1,906	6,824,433
Other liabilities	4,222,091	156,653	255,327	62,625	4,696,696
	$10,116,433	1,084,838	255,327	64,531	11,521,129

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,703,986	116,171	38,963	3,918	2,863,038
Restricted cash	15,211	54,481	—	—	69,692
Receivables, net (1)	298,671	552,779	86,629	—	938,079
Inventories	16,925,228	—	249,920	—	17,175,148
Loans held-for-sale (2)	—	1,490,105	—	—	1,490,105
Investments in equity securities (3)	—	—	—	68,771	68,771
Investments available-for-sale (4)	—	—	—	53,497	53,497
Loans held-for-investment, net	—	72,626	—	—	72,626
Investments held-to-maturity	—	164,230	—	—	164,230
Investments in unconsolidated entities	953,177	—	724,647	387,097	2,064,921
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,190,793	68,027	75,749	8,443	1,343,012
	$25,529,425	2,708,118	1,175,908	521,726	29,935,177
Liabilities:
Notes and other debts payable, net	$5,955,758	1,463,919	—	1,906	7,421,583
Other liabilities	3,969,893	180,329	252,911	11,060	4,414,193
	$9,925,651	1,644,248	252,911	12,966	11,835,776
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $83.8 million and $61.6 million without readily available fair values as of May 31, 2021 and November 30, 2020, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$6,028,041	218,747	177,473	5,984	—	6,430,245
Operating earnings (loss)	1,112,475	121,320	22,397	(54,097)	—	1,202,095
Corporate general and administrative expenses	—	—	—	—	90,717	90,717
Charitable foundation contribution	—	—	—	—	14,493	14,493
Earnings (loss) before income taxes	1,112,475	121,320	22,397	(54,097)	(105,210)	1,096,885

	Three Months Ended May 31, 2020
Revenues	$4,949,484	196,263	123,117	18,509	—	5,287,373
Operating earnings (loss)	631,361	147,326	(638)	(18,021)	—	760,028
Corporate general and administrative expenses	—	—	—	—	78,183	78,183
Charitable foundation contribution	—	—	—	—	5,268	5,268
Earnings (loss) before income taxes	631,361	147,326	(638)	(18,021)	(83,451)	676,577

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Six Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$10,971,097	462,816	308,916	12,884	—	11,755,713
Operating earnings	1,945,655	267,527	21,523	417,249	—	2,651,954
Corporate general and administrative expenses	—	—	—	—	201,248	201,248
Charitable foundation contribution	—	—	—	—	26,807	26,807
Earnings (loss) before income taxes	1,945,655	267,527	21,523	417,249	(228,055)	2,423,899

	Six Months Ended May 31, 2020
Revenues	$9,121,600	394,924	255,734	20,452	—	9,792,710
Operating earnings (loss)	1,091,759	194,643	1,147	(17,122)	—	1,270,427
Corporate general and administrative expenses	—	—	—	—	160,817	160,817
Charitable foundation contribution	—	—	—	—	9,481	9,481
Earnings (loss) before income taxes	1,091,759	194,643	1,147	(17,122)	(170,298)	1,100,129
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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
May 31, 2021	$5,749,998	3,713,952	2,510,950	11,131,940	1,326,516	2,440,069	26,873,425
November 30, 2020	5,308,114	3,438,600	2,150,916	10,504,374	1,301,618	2,825,803	25,529,425
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended May 31, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,567,768	1,097,582	799,259	2,553,771	9,661	6,028,041
Operating earnings (loss)	309,827	159,048	176,057	492,811	(25,268)	1,112,475

	Three Months Ended May 31, 2020
Revenues	$1,277,431	986,284	712,756	1,959,823	13,190	4,949,484
Operating earnings (loss)	192,887	103,904	99,887	280,094	(45,411)	631,361

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Six Months Ended May 31, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$2,923,710	2,026,024	1,443,337	4,563,350	14,676	10,971,097
Operating earnings (loss)	571,910	291,071	305,700	814,517	(37,543)	1,945,655

	Six Months Ended May 31, 2020
Revenues	$2,429,763	1,775,794	1,185,984	3,708,592	21,467	9,121,600
Operating earnings (loss)	341,641	159,627	152,960	505,001	(67,470)	1,091,759
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
At May 31, 2021, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
June 2021 (1)	$600,000
July 2021	200,000
December 2021	500,000
April 2022	100,000
Total - Residential facilities	$1,400,000
LMF Commercial facilities maturing
November 2021	$100,000
December 2021 (2)	611,438
Total - LMF Commercial facilities	$711,438
Total	$2,111,438
(1)Subsequent to May 31, 2021, the maturity due date was extended to July 2021.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	May 31, 2021	November 30, 2020
Borrowings under the residential facilities	$671,541	1,185,797
Collateral under the residential facilities	695,275	1,231,619
Borrowings under the LMF Commercial facilities	104,247	124,617
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
Loan origination liabilities, beginning of period	$8,433	9,996	7,569	9,364
Provision for losses	1,114	1,139	2,080	1,915
Payments/settlements	(93)	(255)	(195)	(399)
Loan origination liabilities, end of period	$9,454	10,880	9,454	10,880
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2021	2020	2021	2020
Originations (1)	$196,498	5,400	415,998	417,650
Sold	155,740	142,938	438,705	457,377
Securitizations	1	1	3	3
(1)During both the three and six months ended May 31, 2021 and 2020 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2021 and November 30, 2020, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or six months ended May 31, 2021 or 2020. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	May 31, 2021	November 30, 2020
Carrying value	$162,919	164,230
Outstanding debt, net of debt issuance costs	152,396	153,505
Incurred interest rate	3.4%	3.4%

	May 31, 2021
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
During the three months ended May 31, 2021, the Company completed the sale of the Company's residential solar business to Sunnova Energy International Inc. ("Sunnova") for shares in Sunnova. The Company recorded a gain of $151.5 million upon the closing of the sale. The calculation of the gain included the fair value of the 3.1 million shares in initial consideration received at closing and the fair value of potential shares to be received upon achievement of earnouts. The significant unobservable fair value assumptions used in the calculation were a terminal value multiple of 3 and a 15% discount rate. The fair value of the earnouts was also based on the probability of achieving full or partial earnouts.
The investments in Opendoor Technologies, Inc ("Opendoor") and Sunnova are held at market and will therefore change depending on the value of the Company's share holdings on the last day of each quarter. During the three months ended May 31, 2021, the Company's Lennar Other segment recorded a loss of $234.3 million and $38.3 million related to the mark to market of the Company's share holdings in Opendoor and Sunnova, respectively. During the six months ended May 31, 2021, Opendoor began trading on the Nasdaq stock market and the Company began to mark to market the Company's share holdings in the public entity. The mark to market recognition was due to the investment now being accounted for as an investment in equity securities which is held at fair value and the change in fair value is recognized through earnings. As of November 30, 2020, the investment in Opendoor was included in the Company's investments in unconsolidated entities and was accounted for using the equity method. In addition, as previously noted, several of the Company's other strategic technology investments have announced plans to go public either through an initial public offering or by merging with a publicly traded special purpose acquisition company.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	May 31, 2021	November 30, 2020
Investments in unconsolidated entities (1) (2)	$1,010,256	953,177
Underlying equity in unconsolidated entities' net assets (1)	1,320,015	1,269,701
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2021 and November 30, 2020, the carrying amount of the Company's investment was $387.0 million and $392.1 million, respectively.
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
In the first quarter of 2021, the Company formed the Upward America Venture ("the Venture"). The Venture will acquire single family homes for rent in high growth markets across the United States. The Venture raised equity to get to a total commitment of $1.25 billion led by institutional investors. Including leverage, the Venture will be positioned to acquire over $4.0 billion of new single family homes and townhomes from Lennar and potentially other homebuilders.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2020. As of both May 31, 2021 and November 30, 2020, the fair value of the completion guarantees was immaterial. As of May 31, 2021 and November 30, 2020, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $748.4 million and $722.9 million, respectively.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
General contractor services, net of deferrals	$148,891	104,471	264,290	198,365
General contractor costs	142,783	100,284	253,236	190,465
Management fee income	14,188	14,574	29,059	28,397
The Multifamily segment includes Multifamily Venture Fund I ("LMV I") and Multifamily Venture Fund II LP ("LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2021 are included below:

	May 31, 2021
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$291,018	330,037
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,142,446	1,168,546
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	497,413	352,934
Lennar's remaining commitments	6,603	28,066
Distributions to Lennar during the six months ended May 31, 2021	40,581	1,165
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
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2021 and 2020:

		Three Months Ended May 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at February 28, 2021	$19,017,451	30,047	3,944	8,724,192	(1,348,710)	(1,747)		11,488,520	121,205
Net earnings (including net earnings attributable to noncontrolling interests)	836,772	—	—	—	—	—		831,363	5,409
Employee stock and directors plans	(4,537)	2	—	1,165	(5,704)	—		—	—
Purchases of treasury stock	(98,460)	—	—	—	(98,460)	—		—	—
Amortization of restricted stock	32,276	—	—	32,276	—	—		—	—
Cash dividends	(78,483)	—	—	—	—	—	—	(78,483)	—
Receipts related to noncontrolling interests	5,009	—	—	—	—	—		—	5,009
Payments related to noncontrolling interests	(5,829)	—	—	—	—	—		—	(5,829)
Non-cash purchase or activity of noncontrolling interests, net	(2,417)	—	—	(2,613)	—	—		—	196
Total other comprehensive income, net of tax	316	—	—	—	—	316		—	—
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)		12,241,400	125,990

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended May 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at February 29, 2020	$16,193,377	29,802	3,944	8,609,944	(1,253,756)	452		8,654,213	148,778
Net earnings (including net loss attributable to noncontrolling interests)	516,098	—	—	—	—	—		517,406	(1,308)
Employee stock and directors plans	651	2	—	756	(107)	—		—	—
Amortization of restricted stock	23,286	—	—	23,286	—	—		—	—
Cash dividends	(38,905)	—	—	—	—	—	—	(38,905)	—
Receipts related to noncontrolling interests	80,148	—	—	—	—	—		—	80,148
Payments related to noncontrolling interests	(4,767)	—	—	—	—	—		—	(4,767)
Non-cash consolidations/deconsolidations, net	(131,306)	—	—	—	—	—		—	(131,306)
Non-cash purchase or activity of noncontrolling interests, net	(5,168)	—	—	(3,544)	—	—		—	(1,624)
Total other comprehensive loss, net of tax	(790)	—	—	—	—	(790)		—	—
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)		9,132,714	89,921

		Six Months Ended May 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)	10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	1,853,681	—	—	—	—	—	1,832,732	20,949
Employee stock and directors plans	(30,816)	155	—	1,106	(32,077)	—	—	—
Purchases of treasury stock	(141,570)	—	—	—	(141,570)	—	—	—
Amortization of restricted stock	81,094	—	—	81,094	—	—	—	—
Cash dividends	(156,326)	—	—	—	—	—	(156,326)	—
Receipts related to noncontrolling interests	13,905	—	—	—	—	—	—	13,905
Payments related to noncontrolling interests	(17,226)	—	—	—	—	—	—	(17,226)
Non-cash purchase or activity of noncontrolling interests, net	581	—	—	(3,236)	—	—	—	3,817
Total other comprehensive loss, net of tax	(626)	—	—	—	—	(626)	—	—
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)	12,241,400	125,990

		Six Months Ended May 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498		8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	907,321	—	—	—	—	—		915,858	(8,537)
Employee stock and directors plans	(6,773)	92	—	626	(7,491)	—		—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—		—	—
Amortization of restricted stock	55,141	—	—	55,141	—	—		—	—
Cash dividends	(78,145)	—	—	—	—	—	—	(78,145)	—
Receipts related to noncontrolling interests	169,061	—	—	—	—	—		—	169,061
Payments related to noncontrolling interests	(21,501)	—	—	—	—	—		—	(21,501)
Non-cash consolidations/deconsolidations, net	(131,791)	—	—	—	—	—		—	(131,791)
Non-cash purchase or activity of noncontrolling interests, net	(5,168)	—	—	(3,544)	—	—		—	(1,624)
Total other comprehensive loss, net of tax	(836)	—	—	—	—	(836)		—	—
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)		9,132,714	89,921

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

On June 18, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share on both its Class A and Class B common stock, payable on July 19, 2021 to holders of record at the close of business on July 2, 2021. On May 5, 2021, the Company paid cash dividends of $0.25 per share on both its Class A and Class B common stock to holders of record at the close of business on April 21, 2021, as declared by its Board of Directors on April 7, 2021. The Company approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in the fourth quarter of 2020 and first two quarter of 2021 on both its Class A and Class B common stock.
In January 2021, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks under this program and its predecessor for the three and six months ended May 31, 2021 and 2020:

	Three Months Ended				Six Months Ended
	May 31, 2021		May 31, 2020		May 31, 2021		May 31, 2020
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	1,000,000	—	—	—	1,510,000	—	4,250,000	115,000
Principal	$98,440	$—	$—	$—	$141,540	$—	$282,274	$6,155
Average price per share	$98.44	$—	$—	$—	$93.73	$—	$66.42	$53.52
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2021	2020	2021	2020
Provision for income taxes	$260,113	160,479	570,218	192,808
Effective tax rate (1)	23.8%	23.7%	23.7%	17.4%
(1)For the three and six months ended May 31, 2021 and 2020, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by new energy efficient home and solar tax credits. The six months ended May 31, 2020 also included benefits related to the years ended November 30, 2018 and 2019, due to Congress retroactively extending the new energy efficient home tax credit in December 2019.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net earnings attributable to Lennar	$831,363	517,406	1,832,732	915,858
Less: distributed earnings allocated to nonvested shares	776	357	1,406	690
Less: undistributed earnings allocated to nonvested shares	10,308	5,931	22,026	9,962
Numerator for basic earnings per share	820,279	511,118	1,809,300	905,206
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	1,569	3,322	2,122	3,322
Numerator for diluted earnings per share	$818,710	507,796	1,807,178	901,884
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	308,893	308,373	308,957	309,793
Effect of dilutive securities:
Shared based payments	—	—	—	1
Denominator for diluted earnings per share - weighted average common shares outstanding	308,893	308,373	308,957	309,794
Basic earnings per share	$2.66	1.66	5.86	2.92
Diluted earnings per share	$2.65	1.65	5.85	2.91
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and six months ended May 31, 2021 and May 31, 2020, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2021	November 30, 2020
6.25% senior notes due December 2021 (1)	$302,705	305,221
4.125% senior notes due 2022	599,371	598,876
5.375% senior notes due 2022	253,914	255,342
4.750% senior notes due 2022	573,300	572,724
4.875% senior notes due December 2023	397,948	397,347
4.500% senior notes due 2024	647,890	647,528
5.875% senior notes due 2024	441,147	443,484
4.750% senior notes due 2025	498,224	498,002
5.25% senior notes due 2026	406,103	406,709
5.00% senior notes due 2027	352,316	352,508
4.75% senior notes due 2027	895,135	894,760
Mortgage notes on land and other debt	526,289	583,257
	$5,894,342	5,955,758
(1)Subsequent to May 31, 2021, the Company retired these notes. The redemption price, which was paid in cash, was par plus accrued but unpaid interest.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $13.6 million and $15.9 million as of May 31, 2021 and November 30, 2020, respectively.
As of May 31, 2021 the maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Procedures related to performance letters of credit, financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. The Company's outstanding performance letters of credit and surety bonds are described below:

(In thousands)	May 31, 2021	November 30, 2020
Performance letters of credit	$817,831	752,096
Surety bonds	3,306,473	3,087,711
Anticipated future costs primarily for site improvements related to performance surety bonds	1,743,993	1,584,642
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
Warranty reserve, beginning of the period	$348,100	287,413	341,765	294,138
Warranties issued	51,690	46,272	94,618	84,543
Adjustments to pre-existing warranties from changes in estimates (1)	13,119	7,707	18,760	13,611
Payments	(51,168)	(39,930)	(93,402)	(90,830)
Warranty reserve, end of period	$361,741	301,462	361,741	301,462
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2021 and May 31, 2020 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2021 and November 30, 2020, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2021		November 30, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$77,680	77,780	72,626	70,808
Investments held-to-maturity	Level 3	162,919	193,781	164,230	196,047
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$5,894,342	6,414,267	5,955,758	6,581,798
Financial Services notes and other debts payable, net	Level 2	928,185	929,051	1,463,919	1,464,850
Lennar Other notes and other debts payable, net	Level 2	1,906	1,906	1,906	1,906
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2021	November 30, 2020
Financial Services Assets:
Residential loans held-for-sale	Level 2	$851,518	1,296,517
LMF Commercial loans held-for-sale	Level 3	163,920	193,588
Mortgage servicing rights	Level 3	2,602	2,113
Lennar Other:
Investments in equity securities	Level 1	$461,238	—
Investments available-for-sale	Level 3	41,563	53,497
Residential and LMF Commercial loans held-for-sale in the table above include:

	May 31, 2021		November 30, 2020
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$817,901	33,617	1,232,548	63,969
LMF Commercial loans held-for-sale	167,948	(4,028)	194,362	(774)
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2021 and November 30, 2020. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Unobservable inputs	As of May 31, 2021	As of November 30, 2020
Mortgage prepayment rate	13%	18%
Discount rate	14%	12%
Delinquency rate	3%	4%
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gain of the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$4,669	5,270	(30,352)	(2,223)
Mortgage loan commitments	5,057	13,816	142	28,711
Forward contracts	(23,953)	8,478	10,285	(883)
Changes in fair value included in Lennar Other realized and unrealized gain (loss):
Investments in equity securities	$(272,625)	—	197,120	—
Changes in fair value included in other comprehensive loss, net of tax:
Lennar Other investments available-for-sale	$316	(338)	(626)	(384)
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	May 31, 2021		May 31, 2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$1,499	123,148	12,576	300,402
Purchases/loan originations	20	201,296	607	5,400
Sales/loan originations sold, including those not settled	—	(155,740)	—	(143,285)
Disposals/settlements (1)	(58)	(7,300)	(8,908)	—
Changes in fair value (2)	1,141	2,825	(3,037)	(2,334)
Interest and principal paydowns	—	(309)	—	(298)
Ending balance	$2,602	163,920	1,238	159,885

	Six Months Ended
	May 31, 2021		May 31, 2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,113	193,588	24,679	197,224
Purchases/loan originations	443	420,796	1,354	417,650
Sales/loan originations sold, including those not settled	—	(438,705)	—	(457,724)
Disposals/settlements (1)	(1,095)	(7,300)	(10,197)	—
Changes in fair value (2)	1,141	(3,942)	(14,598)	3,267
Interest and principal paydowns	—	(517)	—	(532)
Ending balance	$2,602	163,920	1,238	159,885
(1)The three and six months ended May 31, 2020 include $7.5 million related to the sale of a servicing portfolio.
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended
		May 31, 2021			May 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (1)	Level 3	$19,240	6,378	(12,862)	68,802	61,119	(7,683)
Land and land under development (1)	Level 3	78	—	(78)	42,609	9,709	(32,900)

		Six Months Ended
		May 31, 2021			May 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (1)	Level 3	$21,784	8,728	(13,056)	141,809	120,404	(21,405)
Land and land under development (1)	Level 3	520	—	(520)	65,062	21,369	(43,693)
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

			Communities with valuation adjustments
	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
At or for the Six Months Ended
May 31, 2021	1,221	10	1	$17,117	$11,849
May 31, 2020	1,241	41	9	69,137	32,072
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended
	May 31,
	2021	2020
Unobservable inputs		Range
Average selling price	$635,000	201,000	-	970,000
Absorption rate per quarter (homes)	11	3	-	15
Discount rate	20%	20%
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the six months ended May 31, 2021 and based on the Company's evaluation, there were no VIEs that were consolidated or deconsolidated.

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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	May 31, 2021		November 30, 2020
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$94,264	214,014	89,654	89,828
Multifamily (2)	624,440	681,992	619,540	717,271
Financial Services	162,919	162,919	164,230	164,230
Lennar Other (3)	46,223	46,223	76,023	130,177
	$927,846	1,105,148	949,447	1,101,506
(1)As of May 31, 2021 and November 30, 2020, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except as of May 31, 2021, with regard to the Company's remaining commitment to fund capital in the Upward America Venture, a single family for rent platform.
(2)As of May 31, 2021 and November 30, 2020, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $34.7 million and $88.1 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects.
(3)As of May 31, 2021, the decrease in investments in unconsolidated VIEs and maximum exposure to loss was related to an entity which had a reconsideration event due to the payoff of a note receivable which caused the entity to no longer be considered a VIE.
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
During the six months ended May 31, 2021, consolidated inventory not owned increased by $73.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2021. The increase was primarily due to additions in the six months ended May 31, 2021 as the Company focused on increasing its controlled homesites. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of May 31, 2021. The liabilities related to consolidated inventory not

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	May 31, 2021	November 30, 2020
Non-refundable option deposits and pre-acquisition costs	$891,910	414,154
Letters of credit in lieu of cash deposits under certain land and option contracts	138,244	87,537
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

(Dollars in thousands)	May 31, 2021	November 30, 2020
Right-of-use assets	$157,444	113,390
Lease liabilities	165,761	122,836
Weighted-average remaining lease term (in years)	8.4	2.9
Weighted-average discount rate	3.0%	3.1%
Future minimum payments under the noncancellable leases in effect at May 31, 2021 were as follows:

(In thousands)	Lease Payments
2021	$17,932
2022	32,834
2023	26,699
2024	21,552
2025	17,530
2026 and thereafter	71,177
Total future minimum lease payments (1)	$187,724
Less: Interest (2)	21,963
Present value of lease liabilities (2)	$165,761
(1)Total future minimum lease payments exclude variable lease costs of $12.9 million and short-term lease costs of $1.7 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of May 31, 2021, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of May 31, 2021, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 8.4 years and 3.0%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.
The Company's rental expense and payments on lease liabilities were as follows:

	Six months ended
(In thousands)	May 31, 2021	May 31, 2020
Rental expense	$41,662	41,131
Payment on lease liabilities	18,122	28,958

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the six months ended May 31, 2021 and 2020, the Company had an immaterial amount of sublease income.

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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; increases in operating costs, including costs related to construction materials, labor, real estate taxes and insurance, and our inability to manage our cost structure, both in our Homebuilding and Multifamily businesses; an extended slowdown in the real estate markets across the nation, including a slowdown in the market for single family homes or the multifamily rental market; reduced availability of mortgage financing or increased interest rates; our inability to successfully execute our strategies, including our land lighter strategy and our planned spin-off of certain businesses; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; whether government actions or other factors force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are acceptable to us; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
The housing market remains very strong. Demand has continued to strengthen while the supply of new and existing homes has remained constrained. New home construction cannot ramp up quickly enough to fill the void of the underproduction of homes for the past decade. The bottom line is that supply of homes is short and while land, labor and supply chain are limiting factors in the drive to meet current demand, we believe that the housing shortage is likely to remain for some time to come. Even though home prices have moved much higher and interest rates have ticked up slightly higher, overall affordability remains strong and interest rates are still lower than they were a year ago. Personal savings for deposits are strong and wages seem to be rising faster than monthly payments. Millennials are moving out of their parents’ homes and forming families, while apartment dwellers are finding a first-time home. We believe we are uniquely positioned to capitalize and drive even greater growth in our bottom line on this demand given our focus on orderly, targeted growth, with our sales pace tightly matched with our pace of production, which enables price appreciation to offset future cost escalations to maximize margins. We do not currently see the rising cost of homes reducing demand for the homes we build. We believe we are making up for the years of underproduction of homes now, which should keep the housing market thriving for some time to come.
The housing market is not only very strong, but it is also going through some structural changes that will promote stability in the market, and extend housing benefits to the breadth of a diverse society. The iBuyer and single-family for rent participants are providing additional liquidity to the marketplace to purchase and sell homes, as they evolve and provide ever more frictionless transactions. They are also solving important industry problems that have needed solutions for a very long time. The iBuyers, led by Opendoor, are becoming more than just a home sale option. They are an ever more effective and instrumental convenience provider, as the coordination of a new home is being complicated by supply chain disruption. Additionally, in the single-family for rent space, our Upward America Venture facilitates a better time delivery of our homes with reduced cycle times and makes the single-family lifestyle accessible to more families. Professional ownership of homes enables renters to access a single-family lifestyle, while they build the resources to own, and while commercial and professional owners manage the risk profile, which enables better housing for more families, and more diverse families, without weakening the mortgage market. Capitalized with $1.25 billion of equity from blue-chip institutional investors, the Upward America Venture had a pipeline of 2,534 homes with a total purchase price of $596 million at the end of the second quarter.
The combined effects of this strong housing market along with structural changes, which we are in position to capitalize on through our strategic investments, puts Lennar in position to continue to drive returns and should position us for consistent continued growth into fiscal 2022. We are focused on cash flow, debt reduction, and stock buyback, land controlled versus owned, return on capital, and return on equity, and on innovative technologies. In addition, we have been carefully managing a stressed supply chain by maintaining our delivery targets for the year rather than increasing them. We still expect to deliver between 62,000 and 64,000 homes in 2021, but with a now higher expected gross margin of 26.5% to 27.0% and expected SG&A of 7.3% to 7.5% for the year. Our return on equity stands now at 18.8%, which is a 550 basis point improvement over last year. Our return on capital is now 15.0%, and a 500-basis point improvement. We have remained focused on our optioned versus owned land strategy, and achieved 50% land controlled through options or similar agreements two quarters earlier than expected. We ended the second quarter with a 3.3 years supply of land owned, compared to a 3.9 years supply of land owned at the same time last year. Among other things, this has enabled us to reduce debt, such that our second quarter homebuilding debt-to-total capital ratio improved to 23.1%, from 31.2% in the prior year.
These points of improvement have enabled us to reconsider the size of our spin-off and aim for a larger asset base in order to further fortify the new company. Accordingly, we are now targeting an asset base of $5 billion to $6 billion, which will leave the remaining pure-play homebuilding and financial services company with an appropriately liquid balance sheet and no material loss of reported earnings. The new company will be an independent and active asset management business that raises third-party capital to support its ongoing business vertical. Two of these verticals, the multifamily platform and LSFR, our single-family rental platform, have already raised third-party capital and are active asset managers. Additionally, we have a dynamic and growing independent land development business, and we have a growing technology investment business, which is part of LENX. This separation of these businesses from the homebuilder will enable them to thrive in ways they cannot while they are part of Lennar.
As a company we are recasting the cost structure all the way from hard costs like labor and materials, to the softer costs around SG&A. We are re-wiring the way that this business operates, including through the technologies that we are incorporating into our business, the efficiency of our land program, our just-in-time delivery of land and the emergent inventory management component of our single-family for rent program. Additionally, as we bring debt down, we have less capital cost, and that is continuing to help our margin picture. We believe that we have never been better positioned financially, organizationally and technologically to thrive and grow in an evolving and exciting housing market. The market conditions remain strong for the foreseeable future, and we expect a strong second half of 2021, and continued strength in the market as we begin to look to 2022.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $831.4 million, or $2.65 per diluted share ($2.66 per basic share), in the second quarter of 2021, compared to net earnings attributable to Lennar of $517.4 million, or $1.65 per diluted share ($1.66 per basic share), in the second quarter of 2020. Our net earnings attributable to Lennar were $1.8 billion, or $5.85 per diluted share ($5.86 per basic share), in the six months ended May 31, 2021, compared to net earnings attributable to Lennar of $915.9 million, or $2.91 per diluted share ($2.92 per basic share), in the six months ended May 31, 2020.

Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,980,731	—	—	—	—	5,980,731
Sales of land	38,785	—	—	—	—	38,785
Other revenues	8,525	218,747	177,473	5,984	—	410,729
Total revenues	6,028,041	218,747	177,473	5,984	—	6,430,245
Costs and expenses:
Costs of homes sold	4,421,373	—	—	—	—	4,421,373
Costs of land sold	32,979	—	—	—	—	32,979
Selling, general and administrative expenses	455,164	—	—	—	—	455,164
Other costs and expenses	—	97,427	168,930	5,732	—	272,089
Total costs and expenses	4,909,516	97,427	168,930	5,732	—	5,181,605
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net	(1,688)	—	13,854	63,221	—	75,387
Other expense, net	(4,362)	—	—	—	—	(4,362)
Lennar Other realized and unrealized gain (loss)	—	—	—	(117,570)	—	(117,570)
Operating earnings (loss)	$1,112,475	121,320	22,397	(54,097)	—	1,202,095
Corporate general and administrative expenses	—	—	—	—	90,717	90,717
Charitable foundation contribution	—	—	—	—	14,493	14,493
Earnings (loss) before income taxes	$1,112,475	121,320	22,397	(54,097)	(105,210)	1,096,885

	Three Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,925,081	—	—	—	—	4,925,081
Sales of land	19,833	—	—	—	—	19,833
Other revenues	4,570	196,263	123,117	18,509	—	342,459
Total revenues	4,949,484	196,263	123,117	18,509	—	5,287,373
Costs and expenses:
Costs of homes sold	3,862,771	—	—	—	—	3,862,771
Costs of land sold	43,369	—	—	—	—	43,369
Selling, general and administrative expenses	407,191	—	—	—	—	407,191
Other costs and expenses	—	110,355	123,473	(1,072)	—	232,756
Total costs and expenses	4,313,331	110,355	123,473	(1,072)	—	4,546,087
Equity in loss from unconsolidated entities	(9,100)	—	(282)	(26,642)	—	(36,024)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other income (expense), net	4,308	—	—	(10,960)	—	(6,652)
Operating earnings	$631,361	147,326	(638)	(18,021)	—	760,028
Corporate general and administrative expenses	—	—	—	—	78,183	78,183
Charitable foundation contribution	—	—	—	—	5,268	5,268
Earnings (loss) before income taxes	$631,361	147,326	(638)	(18,021)	(83,451)	676,577

	Six Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues:
Sales of homes	$10,871,645	—	—	—	—	10,871,645
Sales of land	86,428	—	—	—	—	86,428
Other revenues	13,024	462,816	308,916	12,884	—	797,640
Total revenues	10,971,097	462,816	308,916	12,884	—	11,755,713
Costs and expenses:
Costs of homes sold	8,088,235	—	—	—	—	8,088,235
Costs of land sold	74,167	—	—	—	—	74,167
Selling, general and administrative expenses	865,400	—	—	—	—	865,400
Other costs and expenses	—	195,289	299,979	9,984	—	505,252
Total costs and expenses	9,027,802	195,289	299,979	9,984	—	9,533,054
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(6,253)	—	12,586	62,174	—	68,507
Other income, net	8,613	—	—	—	—	8,613
Lennar Other realized and unrealized gain (loss)	—	—	—	352,175	—	352,175
Operating earnings	$1,945,655	267,527	21,523	417,249	—	2,651,954
Corporate general and administrative expenses	—	—	—	—	201,248	201,248
Charitable foundation contribution	—	—	—	—	26,807	26,807
Earnings (loss) before income taxes	$1,945,655	267,527	21,523	417,249	(228,055)	2,423,899

	Six Months Ended May 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues:
Sales of homes	$9,065,848	—	—	—	—	9,065,848
Sales of land	46,700	—	—	—	—	46,700
Other revenues	9,052	394,924	255,734	20,452	—	680,162
Total revenues	9,121,600	394,924	255,734	20,452	—	9,792,710
Costs and expenses:
Costs of homes sold	7,154,550	—	—	—	—	7,154,550
Costs of land sold	70,504	—	—	—	—	70,504
Selling, general and administrative	786,083	—	—	—	—	786,083
Other costs and expenses	—	261,699	260,821	1,502		524,022
Total costs and expenses	8,011,137	261,699	260,821	1,502	—	8,535,159
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(13,646)	—	6,234	(26,523)	—	(33,935)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other expense, net	(5,058)	—	—	(9,549)	—	(14,607)
Operating earnings (loss)	$1,091,759	194,643	1,147	(17,122)	—	1,270,427
Corporate general and administrative expenses	—	—	—	—	160,817	160,817
Charitable foundation contribution	—	—	—	—	9,481	9,481
Earnings (loss) before income taxes	$1,091,759	194,643	1,147	(17,122)	(170,298)	1,100,129
Three Months Ended May 31, 2021 versus Three Months Ended May 31, 2020
Revenues from home sales increased 21% in the second quarter of 2021 to $6.0 billion from $4.9 billion in the second quarter of 2020. Revenues were higher primarily due to a 14% increase in the number of home deliveries, excluding unconsolidated entities, and a 6% increase in the average sales price. New home deliveries, excluding unconsolidated entities, increased to 14,462 homes in the second quarter of 2021 from 12,653 homes in the second quarter of 2020. The average sales price of homes delivered was $414,000 in the second quarter of 2021, compared to $389,000 in the second quarter of 2020.

Gross margin on home sales were $1.6 billion, or 26.1%, in the second quarter of 2021, compared to $1.1 billion, or 21.6%, in the second quarter of 2020. The gross margin percentage on home sales increased primarily as a result of pricing power as the increase in revenue per square foot outpaced the increase in cost per square foot. Additionally, we continued to focus on controlling construction costs. Gross margin on land sales in the second quarter of 2021 was $5.8 million compared to a loss of $23.5 million in the second quarter of 2020. The loss in the second quarter of 2020 was primarily due to a write-off of costs as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco.
Selling, general and administrative expenses were $455.2 million in the second quarter of 2021, compared to $407.2 million in the second quarter of 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.6% in the second quarter of 2021, from 8.3% in the second quarter of 2020. This was the lowest percentage for a second quarter in our history primarily due to a decrease in broker commissions and benefits of our technology efforts.
Operating earnings for the Financial Services segment were $121.2 million in the second quarter of 2021, compared to $150.6 million in the second quarter of 2020 (which included $147.3 million of operating earnings and an add back of $3.3 million of net loss attributable to noncontrolling interests). The second quarter of 2020 included a $61.4 million gain on the deconsolidation of a previously consolidated entity. Excluding this gain, the improvement in operating earnings was primarily due to an increase in margin in the mortgage business and an increase in volume and margin in the title business.
Operating earnings for the Multifamily segment were $22.4 million in the second quarter of 2021, compared to an operating loss of $0.6 million in the second quarter of 2020. Operating loss for the Lennar Other segment was $54.1 million in the second quarter of 2021, compared to $18.0 million in the second quarter of 2020. In the second quarter of 2021, we recorded mark to market losses on our Opendoor Technologies, Inc ("Opendoor") and Sunnova Energy International Inc. ("Sunnova") investments of $234.3 million and $38.3 million, respectively. This was partially offset by a gain of $151.5 million recognized during the quarter related to the sale of our solar business to Sunnova.
Six Months Ended May 31, 2021 versus Six Months Ended May 31, 2020
Revenues from home sales increased 20% in the six months ended May 31, 2021 to $10.9 billion from $9.1 billion in the six months ended May 31, 2020. Revenues were higher primarily due to a 17% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 26,764 homes in the six months ended May 31, 2021 from 22,966 homes in the six months ended May 31, 2020. The average sales price of homes delivered was $406,000 in the six months ended May 31, 2021, compared to $395,000 in the six months ended May 31, 2020.
Gross margin on home sales were $2.8 billion, or 25.6%, in the six months ended May 31, 2021, compared to $1.9 billion or 21.1%, in the six months ended May 31, 2020. The gross margin percentage on home sales increased primarily as a result of pricing power as the increase in revenue per square foot outpaced the increase in cost per square foot. Additionally, we continued to focus on controlling construction costs. Gross margin on land sales in the six months ended May 31, 2021 was $12.3 million, compared to a loss of $23.8 million in the six months ended May 31, 2020. The loss in the six months ended May 31, 2020 was primarily due to a write-off of costs in the second quarter of 2020 as a result of us not moving forward with a naval base development in Concord, California, northeast of San Francisco.
Selling, general and administrative expenses were $865.4 million in the six months ended May 31, 2021, compared to $786.1 million in the six months ended May 31, 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 8.0% in the six months ended May 31, 2021, from 8.7% in the six months ended May 31, 2020. The improvement was primarily due to a decrease in broker commissions and benefits of our technology efforts.
Operating earnings for the Financial Services segment were $267.4 million in the six months ended May 31, 2021, compared to $208.8 million in the six months ended May 31, 2020 (which included $194.6 million in operating earnings and an add back of $14.1 million net loss attributable to noncontrolling interests). The six months ended May 31, 2020 included a $61.4 million gain on the deconsolidation of a previously consolidated entity. Excluding this gain, the improvement in operating earnings was primarily due to an increase in volume and margin in the mortgage and title businesses.
Operating earnings for the Multifamily segment were $21.5 million in the six months ended May 31, 2021, compared to operating earnings of $1.1 million in the six months ended May 31, 2020. Operating earnings for the Lennar Other segment were $417.2 million in the six months ended May 31, 2021, compared to an operating loss of $17.1 million in the six months ended May 31, 2020. The operating earnings for the six months ended May 31, 2021 were primarily due to the net gain related to the mark to market of our shareholdings in Opendoor, which began trading on the Nasdaq stock market in December 2020, and the gain on the sale of our solar business to Sunnova.

Homebuilding Segments
At May 31, 2021, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,551,030	1,115,010	28.1%	307,978	1,335	1,768	(59)	(1,195)	309,827
Central	1,093,190	846,427	22.6%	157,429	774	579	317	(51)	159,048
Texas	790,391	551,067	30.3%	173,803	1,837	562	387	(532)	176,057
West	2,543,263	1,893,148	25.6%	491,223	1,860	1,311	(921)	(662)	492,811
Other (2)	2,857	15,721	(450.3)%	(26,239)	—	4,305	(1,412)	(1,922)	(25,268)
Totals	$5,980,731	4,421,373	26.1%	1,104,194	5,806	8,525	(1,688)	(4,362)	1,112,475

	Three Months Ended May 31, 2020
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,276,275	978,677	23.3%	185,194	(1,126)	1,156	218	7,445	192,887
Central	984,248	800,736	18.6%	102,873	280	1,074	19	(342)	103,904
Texas	694,110	530,004	23.6%	98,566	1,524	250	1	(454)	99,887
West	1,957,435	1,533,513	21.7%	279,509	(776)	1,914	(40)	(513)	280,094
Other (2)	13,013	19,841	(52.5)%	(11,023)	(23,438)	176	(9,298)	(1,828)	(45,411)
Totals	$4,925,081	3,862,771	21.6%	655,119	(23,536)	4,570	(9,100)	4,308	631,361

	Six Months Ended May 31, 2021
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,898,641	2,103,873	27.4%	549,512	6,411	3,186	(551)	13,352	571,910
Central	2,019,628	1,559,973	22.8%	289,528	751	984	415	(607)	291,071
Texas	1,426,801	1,002,264	29.8%	302,964	2,871	820	541	(1,496)	305,700
West	4,520,071	3,400,875	24.8%	809,213	2,228	2,361	41	674	814,517
Other (2)	6,504	21,250	(226.7)%	(33,207)	—	5,673	(6,699)	(3,310)	(37,543)
Totals	$10,871,645	8,088,235	25.6%	1,918,010	12,261	13,024	(6,253)	8,613	1,945,655

	Six Months Ended May 31, 2020
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,426,996	1,859,895	23.4%	340,019	(1,577)	2,618	577	4	341,641
Central	1,770,945	1,458,018	17.7%	157,277	(647)	1,525	572	900	159,627
Texas	1,157,907	890,278	23.1%	151,693	3,197	767	204	(2,901)	152,960
West	3,688,948	2,912,803	21.0%	498,016	(1,339)	3,728	3,900	696	505,001
Other (2)	21,052	33,556	(59.4)%	(21,790)	(23,438)	414	(18,899)	(3,757)	(67,470)
Totals	$9,065,848	7,154,550	21.1%	1,125,215	(23,804)	9,052	(13,646)	(5,058)	1,091,759
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2021	2020	2021	2020	2021	2020
East	4,480	3,814	$1,560,934	1,282,553	$348,000	336,000
Central	2,761	2,579	1,093,190	984,247	396,000	382,000
Texas	2,747	2,462	790,391	694,110	288,000	282,000
West	4,502	3,804	2,543,263	1,957,435	565,000	515,000
Other	3	13	2,857	13,013	952,000	1,001,000
Total	14,493	12,672	$5,990,635	4,931,358	$413,000	389,000
Of the total homes delivered listed above, 31 homes with a dollar value of $9.9 million and an average sales price of $319,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2021, compared to 19 home deliveries with a dollar value of $6.3 million and an average sales price of $330,000 for the three months ended May 31, 2020.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2021	2020	2021	2020	2021	2020
East	8,400	7,202	$2,912,235	2,436,268	$347,000	338,000
Central	5,180	4,622	2,019,628	1,770,945	390,000	383,000
Texas	5,096	4,039	1,426,802	1,157,907	280,000	287,000
West	8,124	7,108	4,520,071	3,688,948	556,000	519,000
Other	7	22	6,504	21,052	929,000	957,000
Total	26,807	22,993	$10,885,240	9,075,120	$406,000	395,000
Of the total homes delivered listed above, 43 homes with a dollar value of $13.6 million and an average sales price of $316,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2021, compared to 27 home deliveries with a dollar value of $9.3 million and an average sales price of $343,000 for the six months ended May 31, 2020.
New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,		May 31,
	2021	2020	2021	2020	2021	2020	2021	2020
East	351	344	5,351	4,126	$1,987,929	1,360,519	$372,000	330,000
Central	297	325	3,416	2,699	1,399,730	1,024,724	410,000	380,000
Texas	232	221	3,250	2,582	1,000,013	670,139	308,000	260,000
West	342	352	5,135	3,608	3,172,569	1,802,705	618,000	500,000
Other	3	3	5	—	5,146	—	1,029,000	—
Total	1,225	1,245	17,157	13,015	$7,565,387	4,858,087	$441,000	373,000
Of the total homes listed above, 32 homes with a dollar value of $9.9 million and an average sales price of $373,000 represent homes in four active communities from unconsolidated entities for the three months ended May 31, 2021, compared to 25 homes with a dollar value of $9.0 million and an average sales price of $361,000 in four active communities for the three months ended May 31, 2020.
(1)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2021 and May 31, 2020.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2021	2020	2021	2020	2021	2020
East	10,165	7,857	$3,688,041	2,634,872	$363,000	335,000
Central	6,742	5,366	2,733,356	2,043,167	405,000	381,000
Texas	6,025	4,581	1,812,182	1,243,218	301,000	271,000
West	9,787	7,573	5,864,964	3,928,337	599,000	519,000
Other	8	14	8,121	13,581	1,015,000	970,000
Total	32,727	25,391	$14,106,664	9,863,175	$431,000	388,000

Of the total homes listed above, 67 homes with a dollar value of $23.5 million and an average sales price of $351,000 represent homes from unconsolidated entities for the six months ended May 31, 2021, compared to 51 homes with a dollar value of $17.1 million and an average sales price of $335,000 for the six months ended May 31, 2020.
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2021	2020	2021	2020	2021	2020
East	7,778	6,345	$3,086,740	2,224,974	$397,000	351,000
Central	5,933	3,894	2,475,900	1,516,188	417,000	389,000
Texas	3,752	2,712	1,209,965	798,648	322,000	294,000
West	7,275	5,023	4,258,324	2,547,649	585,000	507,000
Other	3	1	3,465	1,138	1,155,000	1,138,000
Total	24,741	17,975	$11,034,394	7,088,597	$446,000	394,000
Of the total homes in backlog listed above, 62 homes with a backlog dollar value of $21.4 million and an average sales price of $345,000 represent the backlog from unconsolidated entities at May 31, 2021, compared to 55 homes with a backlog dollar value of $18.0 million and an average sales price of $327,000 at May 31, 2020.
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
Three Months Ended May 31, 2021 versus Three Months Ended May 31, 2020
Homebuilding East: Revenues from home sales increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Pennsylvania and an increase in the average sales price of homes delivered in all the states of the segment except in New Jersey. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the second quarter of 2021 increased compared to the same period last year primarily due to an increase in the revenue per square foot of homes delivered, which outpaced increases in costs per square foot.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Georgia, Tennessee and Virginia, and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Georgia, Tennessee and Virginia was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the second quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered, which outpaced increases in cost per square foot.
Homebuilding Texas: Revenues from home sales increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the second quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered, which outpaced increases in cost per square foot.
Homebuilding West: Revenues from home sales increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Oregon and an increase in the average sales price of homes delivered in all the states of the segment except in Colorado. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The decrease in the number of home deliveries in Oregon was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Colorado was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the second quarter of 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered, which outpaced increases in cost per square foot.
Six Months Ended May 31, 2021 versus Six Months Ended May 31, 2020
Homebuilding East: Revenues from home sales increased in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Pennsylvania and an increase in the average sales price of homes delivered in all the states of the segment except in New Jersey. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2021 increased compared to the same period last year primarily due to an increase in the revenue per square foot of homes delivered while cost per square foot were unchanged.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Georgia, Maryland and Virginia, and an increase in the average sales price of homes delivered in all the states of the segment except in North Carolina and Indiana. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Georgia, Maryland and Virginia was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in North Carolina and Indiana was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to an increase in the number of home deliveries, partially offset by a decrease in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in average sales price of homes delivered was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered while cost per square foot were unchanged.
Homebuilding West: Revenues from home sales increased in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to an increase in the number of home deliveries in all states of the segment and an increase in the average sales price of homes delivered in all the states of the segment except in Colorado. The increase in the number of home deliveries in all states of the segment was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in average sales price of homes delivered in Colorado was primarily due to closing out higher priced communities and shifting into lower priced communities. Gross margin percentage on home deliveries in the six months ended May 31, 2021 increased compared to the same period last year primarily due to an increase in revenue per square foot of homes delivered, which outpaced increases in cost per square foot.
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

The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2021	2020	2021	2020
Dollar value of mortgages originated	$3,186,000	3,258,000	5,947,000	5,478,000
Number of mortgages originated	9,500	10,100	17,900	17,000
Mortgage capture rate of Lennar homebuyers	74%	82%	75%	79%
Number of title and closing service transactions	17,100	14,400	32,100	25,500
At May 31, 2021 and November 30, 2020, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $162.9 million and $164.2 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
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
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	May 31, 2021	November 30, 2020
Multifamily investments in unconsolidated entities	$691,330	724,647
Lennar's net investment in Multifamily	936,941	906,632

Statements of Operations	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2021	2020	2021	2020
Number of operating properties/investments sold through joint ventures	1	—	1	2
Lennar's share of gains on the sale of operating properties/investments	$14,784	—	14,784	3,000
Lennar Other Segment
At May 31, 2021 and November 30, 2020, we had $1.1 billion and $521.7 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $379.2 million and $387.1 million, respectively. The increase in assets during the six months ended May 31, 2021 was due to an increase in the value of our strategic technology investments, primarily managed by our LENX subsidiary. This increase was largely related to our strategic investments in Opendoor and Sunnova. During the three months ended May 31, 2021, we completed the sale of our residential solar business to Sunnova for shares in the entity. The following is a detail of Lennar Other realized and unrealized gain (loss):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
Opendoor (OPEN) mark to market	$(234,290)	—	235,455	—
Sunnova (NOVA) mark to market	(38,335)	—	(38,335)	—
Gain on sale of solar business	151,475	—	151,475	—
Other realized gain	3,580	—	3,580	—
	$(117,570)	—	352,175	—

(2) Financial Condition and Capital Resources
At May 31, 2021, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.8 billion, compared to $2.9 billion at November 30, 2020 and $1.7 billion at May 31, 2020.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the six months ended May 31, 2021 and May 31, 2020, cash provided by operating activities totaled $718.1 million and $1.3 billion, respectively. During the six months ended May 31, 2021, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $444.4 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $184.7 million, and a decrease in receivables of $117.9 million, partially offset by an increase in inventories due to strategic land purchases, and land development and construction costs of $1.6 billion.
During the six months ended May 31, 2020, cash provided by operating activities was impacted primarily by our net earnings and a decrease in loans held-for-sale of $479.4 million primarily related to the sale of loans originated by our Financial Services segment, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $159.1 million and increase in other assets of $148.1 million.
Investing Cash Flow Activities
During the six months ended May 31, 2021 and May 31, 2020, cash used in investing activities totaled $50.1 million and $174.0 million, respectively. During the six months ended May 31, 2021, our cash used in investing activities was primarily due to cash contributions of $282.2 million to unconsolidated entities, which included (1) $178.6 million to Homebuilding unconsolidated entities, (2) $57.8 million to Multifamily unconsolidated entities, and (3) $45.8 million to the strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $231.5 million, which primarily included (1) $134.2 million from Homebuilding unconsolidated entities, (2) $80.1 million from Multifamily unconsolidated entities, and (3) $17.2 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
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
Financing Cash Flow Activities
During the six months ended May 31, 2021 and May 31, 2020, cash used in financing activities totaled $817.8 million and $948.6 million, respectively. During the six months ended May 31, 2021, cash used in financing activities was primarily impacted by (1) $535.7 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $156.3 million of dividend payments; and (3) repurchases of our common stock for $173.6 million, which included $141.6 million of repurchases under our repurchase program and $32.1 million of repurchases related to our equity compensation plan. These were partially offset by $301.9 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks.
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

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2021	November 30, 2020	May 31, 2020
Homebuilding debt	$5,894,342	5,955,758	7,495,674
Stockholders’ equity	19,576,108	17,994,856	16,542,703
Total capital	$25,470,450	23,950,614	24,038,377
Homebuilding debt to total capital	23.1%	24.9%	31.2%
Homebuilding debt	$5,894,342	5,955,758	7,495,674
Less: Homebuilding cash and cash equivalents	2,581,583	2,703,986	1,398,682
Net Homebuilding debt	$3,312,759	3,251,772	6,096,992
Net Homebuilding debt to total capital (1)	14.5%	15.3%	26.9%
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
At May 31, 2021, Homebuilding debt to total capital was lower compared to May 31, 2020, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings. At May 31, 2021, Homebuilding debt to total capital was lower compared to November 30, 2020, primarily as a result of an increase in stockholders' equity due to net earnings.
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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended
	May 31,
(Dollars in thousands)	2021	2020
Homebuilding average debt outstanding	$5,981,490	$8,171,686
Average interest rate	4.9%	4.9%
Interest incurred	$142,517	$184,198
As of May 31, 2021, the maximum borrowings on our Credit Facility were $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section of our Form 10-K for the year ended November 30, 2020. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of May 31, 2021:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2021
Minimum net worth test	$9,290,371	13,075,167
Maximum leverage ratio	65.0%	18.8%
Liquidity test	1.00	9.09

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
Changes in Capital Structure
In January 2021, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization replaced a January 2019 authorization and has no expiration date. The details of our Class A and Class B common stock under this program for both the three and six months ended May 31, 2021 and 2020 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2021, treasury stock increased due to our repurchase of 1.9 million shares of Class A and Class B common stock due primarily to our repurchase of 1.5 million shares of Class A and Class B common stock through our stock repurchase program. During the six months ended May 31, 2020, treasury stock increased due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program.
On June 18, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share on both our Class A and Class B common stock, payable on July 19, 2021 to holders of record at the close of business on July 2, 2021. On May 5, 2021, we paid cash dividends of $0.25 per share on both our Class A and Class B common stock to holders of record at the close of business on April 21, 2021, as declared by our Board of Directors on April 7, 2021. We approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in fourth quarter of 2020 on both our Class A and Class B common stock and first two quarter of 2021 on both its Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2021 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2021 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	May 31, 2021	November 30, 2020
Due from non-guarantor subsidiaries	$3,501,212	2,655,503
Equity method investments	1,008,979	951,579
Total assets	29,645,023	27,695,067
Total liabilities	9,824,021	9,599,718

Six Months Ended
(In thousands)	May 31, 2021
Total revenues	$11,065,793
Operating earnings	2,009,860
Earnings before income taxes	1,784,336
Net earnings attributable to Lennar	1,363,838
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2021, we had equity investments in 42 active homebuilding and land unconsolidated entities (of which three had recourse debt, 13 had non-recourse debt and 26 had no debt) compared to 38 active homebuilding and land unconsolidated entities at November 30, 2020. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$1,204,527	97,054	224,668	19,255	863,550	—
Land seller and CDD and other debt	11,208	—	—	—	—	11,208
Maximum recourse debt exposure to Lennar	3,599	—	3,599	—	—	—
Debt issuance costs	(13,118)	—	—	—	—	(13,118)
Total	$1,206,216	97,054	228,267	19,255	863,550	(1,910)
Multifamily: Investments in Unconsolidated Entities
At May 31, 2021, Multifamily had equity investments in 16 unconsolidated entities that are engaged in multifamily residential developments (of which 10 had non-recourse debt and six had no debt), compared to 22 unconsolidated entities at November 30, 2020. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2021 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at May 31, 2021.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$2,865,860	288,422	529,886	758,597	1,288,955	—
Debt issuance costs	(26,220)	—	—	—	—	(26,220)
Total	$2,839,640	288,422	529,886	758,597	1,288,955	(26,220)
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
As of May 31, 2021 and November 30, 2020, we had strategic technology investments in unconsolidated entities of $178.2 million and $196.7 million, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites):

	Controlled Homesites					Years of
May 31, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	55,537	5,750	61,287	55,218	116,505
Central	24,283	92	24,375	41,816	66,191
Texas	43,447	—	43,447	38,332	81,779
West	52,347	3,444	55,791	51,336	107,127
Other	4	7,569	7,573	2,235	9,808
Total homesites	175,618	16,855	192,473	188,937	381,410	3.3
% of total homesites			50%	50%

	Controlled Homesites					Years of
May 31, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	22,812	13,608	36,420	63,932	100,352
Central	13,271	122	13,393	43,203	56,596
Texas	23,164	—	23,164	36,179	59,343
West	12,355	2,900	15,255	59,777	75,032
Other	—	8,681	8,681	2,071	10,752
Total homesites	71,602	25,311	96,913	205,162	302,075	3.9
% of total homesites			32%	68%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. There were no outstanding borrowings under our Credit Facility as of May 31, 2021.

(3) New Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2021 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of May 31, 2021, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2021, our borrowings under Financial Services' warehouse repurchase facilities totaled $671.5 million under residential facilities and $104.2 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2021

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2021	2022	2023	2024	2025	2026	Thereafter	Total	2021
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$355.2	1,539.7	99.0	1,557.2	591.8	402.9	1,297.5	5,843.3	6,381.0
Average interest rate	5.6%	4.5%	4.2%	5.0%	4.8%	5.2%	4.7%	4.8%	—
Variable rate	$33.0	—	—	—	—	—	—	33.0	33.3
Average interest rate	4.6%	—	—	—	—	—	—	4.6%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	152.4	152.4	153.3
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$775.8	—	—	—	—	—	—	775.8	775.8
Average interest rate	2.4%	—	—	—	—	—	—	2.4%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2020.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2021:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2021	67,370	$82.60	—	24,490,000
April 1 to April 30, 2021	—	$—	—	24,490,000
May 1 to May 31, 2021	1,001,313	$98.45	1,000,000	23,490,000
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
Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1***
2021 Award Agreements under the Company’s 2016 Incentive Compensation Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 26, 2021.

10.2***
Form of 2021 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 26, 2021.

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, filed on July 2, 2021, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 2, 2021	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	July 2, 2021	/s/ David Collins
David Collins
Vice President and Controller