Form 10-Q
period 2021-08-31
LENNAR CORP /NEW/
filed 2021-10-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2021:
Class A 271,852,156
Class B 37,621,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	August 31,	November 30,
	2021 (1)	2020 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$2,623,320	2,703,986
Restricted cash	21,519	15,211
Receivables, net	369,492	298,671
Inventories:
Finished homes and construction in progress	10,891,592	8,593,399
Land and land under development	7,210,032	7,495,262
Consolidated inventory not owned	1,004,319	836,567
Total inventories	19,105,943	16,925,228
Investments in unconsolidated entities	983,429	953,177
Goodwill	3,442,359	3,442,359
Other assets	1,034,691	1,190,793
	27,580,753	25,529,425
Financial Services	2,282,873	2,708,118
Multifamily	1,226,692	1,175,908
Lennar Other	1,653,872	521,726
Total assets	$32,744,190	29,935,177
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
As of August 31, 2021, total assets include $1.0 billion related to consolidated VIEs of which $61.1 million is included in Homebuilding cash and cash equivalents, $4.4 million in Homebuilding receivables, net, $14.3 million in Homebuilding finished homes and construction in progress, $623.9 million in Homebuilding land and land under development, $284.7 million in Homebuilding consolidated inventory not owned, $1.3 million in Homebuilding investments in unconsolidated entities, $17.1 million in Homebuilding other assets and $17.7 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(unaudited)

	August 31,	November 30,
	2021 (2)	2020 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,230,577	1,037,338
Liabilities related to consolidated inventory not owned	841,539	706,691
Senior notes and other debts payable, net	5,542,513	5,955,758
Other liabilities	2,716,872	2,225,864
	10,331,501	9,925,651
Financial Services	1,272,218	1,644,248
Multifamily	259,145	252,911
Lennar Other	101,787	12,966
Total liabilities	11,964,651	11,835,776
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2021 and November 30, 2020 - 400,000,000 shares; Issued: August 31, 2021 - 300,499,577 shares and November 30, 2020 - 298,942,836 shares	30,050	29,894
Class B common stock of $0.10 par value; Authorized: August 31, 2021 and November 30, 2020 - 90,000,000 shares; Issued: August 31, 2021 - 39,443,168 shares and November 30, 2020 - 39,443,168 shares	3,944	3,944
Additional paid-in capital	8,778,609	8,676,056
Retained earnings	13,570,626	10,564,994
Treasury stock, at cost; August 31, 2021 - 28,647,421 shares of Class A common stock and 1,822,016 shares of Class B common stock; November 30, 2020 - 23,864,589 shares of Class A common stock and 1,822,016 shares of Class B common stock	(1,731,741)	(1,279,227)
Accumulated other comprehensive loss	(1,300)	(805)
Total stockholders’ equity	20,650,188	17,994,856
Noncontrolling interests	129,351	104,545
Total equity	20,779,539	18,099,401
Total liabilities and equity	$32,744,190	29,935,177
(2)Under certain provisions of ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.
As of August 31, 2021, total liabilities include $320.6 million related to consolidated VIEs as to which there was no recourse against the Company, of which $25.4 million is included in Homebuilding accounts payable, $232.8 million in Homebuilding liabilities related to consolidated inventory not owned, $50.0 million in Homebuilding senior notes and other debts payable and $12.5 million in Homebuilding other liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Revenues:
Homebuilding	$6,558,509	5,505,120	17,529,606	14,626,720
Financial Services	206,973	237,068	669,789	631,992
Multifamily	167,921	115,170	476,837	370,904
Lennar Other	8,000	12,896	20,884	33,348
Total revenues	6,941,403	5,870,254	18,697,116	15,662,964
Costs and expenses:
Homebuilding	5,225,497	4,673,158	14,253,299	12,684,295
Financial Services	94,890	101,989	290,179	363,688
Multifamily	174,410	118,786	474,389	379,607
Lennar Other	9,010	2,062	18,994	3,564
Corporate general and administrative	94,942	85,998	296,190	246,815
Charitable foundation contribution	15,199	6,663	42,006	16,144
Total costs and expenses	5,613,948	4,988,656	15,375,057	13,694,113
Homebuilding equity in earnings (loss) from unconsolidated entities	2,391	(6,431)	(3,862)	(20,077)
Homebuilding other income (expense), net	(5,570)	(11,787)	3,043	(16,845)
Financial Services gain on deconsolidation	—	—	—	61,418
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(2,904)	(1,532)	9,682	4,702
Lennar Other realized and unrealized gain (loss)	495,202	—	847,377	—
Lennar Other equity in earnings (loss) from unconsolidated entities and other income (expense), net	(2,220)	(2,835)	59,954	(38,907)
Earnings before income taxes	1,814,354	859,013	4,238,253	1,959,142
Provision for income taxes	(405,136)	(189,690)	(975,354)	(382,498)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	1,409,218	669,323	3,262,899	1,576,644
Less: Net earnings (loss) attributable to noncontrolling interests	2,330	2,905	23,279	(5,632)
Net earnings attributable to Lennar	$1,406,888	666,418	3,239,620	1,582,276
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$131	175	(495)	(209)
Reclassification adjustments for loss included in earnings, net of tax	—	—	—	(452)
Total other comprehensive income (loss), net of tax	$131	175	(495)	(661)
Total comprehensive income attributable to Lennar	$1,407,019	666,593	3,239,125	1,581,615
Total comprehensive income (loss) attributable to noncontrolling interests	$2,330	2,905	23,279	(5,632)
Basic earnings per share	$4.52	2.13	10.37	5.05
Diluted earnings per share	$4.52	2.12	10.36	5.03

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2021	2020
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$3,262,899	1,576,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,845	68,771
Amortization of discount/premium on debt, net	(6,257)	(18,632)
Equity in (earnings) loss from unconsolidated entities	(64,571)	50,971
Distributions of earnings from unconsolidated entities	40,552	39,036
Share-based compensation expense	105,386	83,799
Deferred income tax expense	288,259	124,906
Loans held-for-sale unrealized loss	26,156	—
Lennar Other unrealized/realized gain	(847,377)	—
Gain on sale of other assets and operating properties and equipment	(18,596)	(15,846)
Loss on consolidation	—	4,824
Gain on deconsolidation of previously consolidated entity	—	(61,418)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(1,167)	(4,661)
Gain on sale of Financial Services' portfolio/businesses	(2,528)	(5,014)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	16,020	76,630
Changes in assets and liabilities:
Decrease in receivables	131,282	264,643
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(2,252,820)	113,429
Increase in other assets	(154,005)	(124,641)
Decrease in loans held-for-sale	209,262	557,757
Increase in accounts payable and other liabilities	514,007	165,646
Net cash provided by operating activities	1,312,347	2,896,844
Cash flows from investing activities:
Net additions of operating properties and equipment	(39,959)	(42,856)
Proceeds from the sale of operating properties and equipment, other assets	36,882	33,096
Investments in and contributions to unconsolidated entities	(354,588)	(412,474)
Distributions of capital from unconsolidated entities	292,466	135,677
Proceeds from sale of investment in consolidated joint venture	15,950	—
Proceeds from sale of commercial mortgage-backed securities bonds	11,307	3,248
Proceeds from sale of Financial Services' portfolio/business	3,327	14,978
Increase in Financial Services loans held-for-investment, net	13,249	2,427
Purchases of investment securities	(121,675)	(49,293)
Proceeds from maturities/sales of investment securities	11,861	46,091
Other receipts, net	12	1,639
Net cash used in investing activities	$(131,168)	(267,467)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2021	2020
Cash flows from financing activities:
Net repayments under warehouse facilities	$(357,472)	(789,339)
Redemption of senior notes	(299,999)	(313,000)
Principal payments on notes payable and other borrowings	(165,403)	(550,256)
Proceeds from other borrowings	13,973	70,032
Proceeds from liabilities related to consolidated inventory not owned	441,177	—
Payments related to consolidated inventory not owned	(238,273)	—
(Payments) proceeds related to other liabilities, net	(7,142)	6,559
Receipts related to noncontrolling interests	18,575	175,565
Payments related to noncontrolling interests	(20,859)	(29,450)
Common stock:
Repurchases	(452,508)	(318,989)
Dividends	(233,988)	(117,112)
Net cash used in financing activities	$(1,301,919)	(1,865,990)
Net (decrease) increase in cash and cash equivalents and restricted cash	(120,740)	763,387
Cash and cash equivalents and restricted cash at beginning of period	2,932,730	1,468,691
Cash and cash equivalents and restricted cash at end of period	$2,811,990	2,232,078
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,623,320	1,966,796
Financial Services	137,021	217,442
Multifamily	15,302	21,591
Lennar Other	3,498	3,302
Homebuilding restricted cash	21,519	11,959
Financial Services restricted cash	11,330	10,988
	$2,811,990	2,232,078
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$139,111	117,097
Non-cash contributions to unconsolidated entities	20,423	13,859
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$—	217,565
Financial Services liabilities	—	(115,175)
Financial Services noncontrolling interests	—	(102,390)
Inventories	—	95,476
Operating properties and equipment and other assets	—	6,870
Investments in unconsolidated entities	—	(68,290)
Notes payable	—	(44,924)
Other liabilities	—	(1,455)
Noncontrolling interests	—	12,323

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2021 and November 30, 2020 included $666.8 million and $314.3 million, respectively, of cash held in escrow. On average for the three months ended August 31, 2021, cash was held in escrow for approximately three days.
Share-based Payments
During the three months ended August 31, 2021, the Company granted employees an immaterial number of nonvested shares. During the three months ended August 31, 2020, the Company granted employees 0.9 million of nonvested shares. During the nine months ended August 31, 2021 and 2020, the Company granted employees 1.4 million and 1.8 million nonvested shares, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2021 presentation. The Company reclassed the balance of its investment in Doma, formerly States Title, to which the Company sold the majority of the Financial Services segment's retail title agency business and title insurance underwriter in the first quarter of 2019, from the Financial Services segment to the Lennar Other segment in the condensed consolidated balance sheets for all periods presented. This was reclassed to be included in our strategic technology investments as the entity had announced that it would merge with a publicly traded special purpose acquisition company and during the three months ended August 31, 2021 completed the merger and became a publicly traded entity. In addition, the Company reflected its contributions to its charitable foundation in a new line on its condensed consolidated statements of operations for all periods presented. This was previously reflected in the Corporate general and administrative line. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its condensed consolidated financial statements.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	August 31, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,623,320	137,021	15,302	3,498	2,779,141
Restricted cash	21,519	11,330	—	—	32,849
Receivables, net (1)	369,492	408,367	96,649	—	874,508
Inventories	19,105,943	—	351,753	—	19,457,696
Loans held-for-sale (2)	—	1,254,589	—	—	1,254,589
Investments in equity securities (3)	—	—	—	1,149,520	1,149,520
Investments available-for-sale (4)	—	—	—	41,695	41,695
Loans held-for-investment, net	—	61,283	—	—	61,283
Investments held-to-maturity	—	161,532	—	—	161,532
Investments in unconsolidated entities	983,429	—	682,819	387,453	2,053,701
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,034,691	59,052	80,169	71,706	1,245,618
	$27,580,753	2,282,873	1,226,692	1,653,872	32,744,190
Liabilities:
Notes and other debts payable, net	$5,542,513	1,106,447	—	1,906	6,650,866
Other liabilities	4,788,988	165,771	259,145	99,881	5,313,785
	$10,331,501	1,272,218	259,145	101,787	11,964,651

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,703,986	116,171	38,963	3,918	2,863,038
Restricted cash	15,211	54,481	—	—	69,692
Receivables, net (1)	298,671	552,779	86,629	—	938,079
Inventories	16,925,228	—	249,920	—	17,175,148
Loans held-for-sale (2)	—	1,490,105	—	—	1,490,105
Investments in equity securities (3)	—	—	—	68,771	68,771
Investments available-for-sale (4)	—	—	—	53,497	53,497
Loans held-for-investment, net	—	72,626	—	—	72,626
Investments held-to-maturity	—	164,230	—	—	164,230
Investments in unconsolidated entities	953,177	—	724,647	387,097	2,064,921
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,190,793	68,027	75,749	8,443	1,343,012
	$25,529,425	2,708,118	1,175,908	521,726	29,935,177
Liabilities:
Notes and other debts payable, net	$5,955,758	1,463,919	—	1,906	7,421,583
Other liabilities	3,969,893	180,329	252,911	11,060	4,414,193
	$9,925,651	1,644,248	252,911	12,966	11,835,776
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $63.9 million and $61.6 million without readily available fair values as of August 31, 2021 and November 30, 2020, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$6,558,509	206,973	167,921	8,000	—	6,941,403
Operating earnings (loss)	1,329,833	112,083	(9,393)	491,972	—	1,924,495
Corporate general and administrative expenses	—	—	—	—	94,942	94,942
Charitable foundation contribution	—	—	—	—	15,199	15,199
Earnings (loss) before income taxes	1,329,833	112,083	(9,393)	491,972	(110,141)	1,814,354

	Three Months Ended August 31, 2020
Revenues	$5,505,120	237,068	115,170	12,896	—	5,870,254
Operating earnings (loss)	813,744	135,079	(5,148)	7,999	—	951,674
Corporate general and administrative expenses	—	—	—	—	85,998	85,998
Charitable foundation contribution	—	—	—	—	6,663	6,663
Earnings (loss) before income taxes	813,744	135,079	(5,148)	7,999	(92,661)	859,013

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Nine Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues	$17,529,606	669,789	476,837	20,884	—	18,697,116
Operating earnings	3,275,488	379,610	12,130	909,221	—	4,576,449
Corporate general and administrative expenses	—	—	—	—	296,190	296,190
Charitable foundation contribution	—	—	—	—	42,006	42,006
Earnings before income taxes	3,275,488	379,610	12,130	909,221	(338,196)	4,238,253

	Nine Months Ended August 31, 2020
Revenues	$14,626,720	631,992	370,904	33,348	—	15,662,964
Operating earnings (loss) (1)	1,905,503	329,722	(4,001)	(9,123)	—	2,222,101
Corporate general and administrative expenses	—	—	—	—	246,815	246,815
Charitable foundation contribution	—	—	—	—	16,144	16,144
Earnings (loss) before income taxes	1,905,503	329,722	(4,001)	(9,123)	(262,959)	1,959,142
(1)Operating loss for Lennar Other for the nine months ended August 31, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of COVID-19 and the economic shutdown.

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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
August 31, 2021	$5,909,905	3,889,907	2,714,717	11,281,110	1,369,977	2,415,137	27,580,753
November 30, 2020	5,308,114	3,438,600	2,150,916	10,504,374	1,301,618	2,825,803	25,529,425
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended August 31, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,678,851	1,268,817	827,229	2,775,556	8,056	6,558,509
Operating earnings (loss)	356,895	197,229	186,008	608,815	(19,114)	1,329,833

	Three Months Ended August 31, 2020
Revenues	$1,478,659	1,063,621	747,934	2,212,211	2,695	5,505,120
Operating earnings (loss)	244,189	132,678	116,111	342,834	(22,068)	813,744

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Nine Months Ended August 31, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$4,602,560	3,294,842	2,270,566	7,338,906	22,732	17,529,606
Operating earnings (loss)	928,805	488,300	491,708	1,423,332	(56,657)	3,275,488

	Nine Months Ended August 31, 2020
Revenues	$3,908,421	2,839,415	1,933,918	5,920,804	24,162	14,626,720
Operating earnings (loss)	586,104	292,031	269,071	847,835	(89,538)	1,905,503
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
At August 31, 2021, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
October 2021	$200,000
December 2021	500,000
April 2022	100,000
July 2022	600,000
Total - Residential facilities	$1,400,000
LMF Commercial facilities maturing
November 2021	$100,000
December 2021 (1)	411,438
July 2023	50,000
Total - LMF Commercial facilities	$561,438
Total	$1,961,438
(1)Includes $11.4 million warehouse repurchase facility used by LMF Commercial to finance the origination of floating rate accrual loans, which are reported as accrual loans within loans held-for-investment, net.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	August 31, 2021	November 30, 2020
Borrowings under the residential facilities	$900,332	1,185,797
Collateral under the residential facilities	934,345	1,231,619
Borrowings under the LMF Commercial facilities	54,990	124,617
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2021	2020	2021	2020
Loan origination liabilities, beginning of period	$9,454	10,880	7,569	9,364
Provision for losses	1,147	1,234	3,227	3,149
Payments/settlements	(237)	(24)	(432)	(423)
Loan origination liabilities, end of period	$10,364	12,090	10,364	12,090
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2021	2020	2021	2020
Originations (1)	$178,669	164,380	594,667	582,030
Sold	226,357	164,874	665,062	622,251
Securitizations	1	1	4	4
(1)During both the three and nine months ended August 31, 2021 and 2020 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2021 and November 30, 2020, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2021 or 2020. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	August 31, 2021	November 30, 2020
Carrying value	$161,532	164,230
Outstanding debt, net of debt issuance costs	151,124	153,505
Incurred interest rate	3.4%	3.4%

	August 31, 2021
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
During the nine months ended August 31, 2021, the Company completed the sale of the Company's residential solar business to Sunnova Energy International Inc. ("Sunnova") for shares in Sunnova. The Company recorded a gain of $153.0 million upon the closing of the sale. The calculation of the gain included the fair value of the 3.1 million shares in initial consideration received at closing and the fair value of potential shares to be received upon achievement of earnouts. The significant unobservable fair value assumptions used in the calculation were a terminal value multiple of 3 and a 15% discount rate. The fair value of the earnouts was also based on the probability of achieving full or partial earnouts.
The investments in Opendoor Technologies, Inc. ("Opendoor"), Sunnova, Hippo Holdings, Inc. ("Hippo"), SmartRent, Inc. ("SmartRent") and Blend Labs, Inc. ("Blend") are held at market and will therefore change depending on the value of the Company's share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other realized and unrealized gain (loss):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Hippo (HIPO) mark to market	$324,855	—	324,855	—
SmartRent (SMRT) mark to market	100,793	—	100,793	—
Opendoor (OPEN) mark to market	37,301	—	272,756	—
Sunnova (NOVA) mark to market	23,870	—	(14,465)	—
Blend Labs (BLND) mark to market	6,852	—	6,852	—
Gain on sale of solar business	1,531	—	153,006	—
Other realized gain	—	—	3,580	—
	$495,202	—	847,377	—
During the nine months ended August 31, 2021, Opendoor, Hippo, SmartRent and Blend began trading and the Company began to mark to market the Company's share holdings in the public entities. The mark to market recognition was due to the entities in which the Company holds the investments going public and the loss of a contractual right to a board seat, where applicable, during the nine months ended August 31, 2021 and the investments now being accounted for as investments in equity securities which are held at fair value and the changes in fair value are recognized through earnings. As of November 30, 2020, the investments were included in the Company's investments in unconsolidated entities and were accounted for using the equity method. In addition, as previously noted, Doma Holdings, Inc. ("Doma") went public during the three months ended August 31, 2021. Doma is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of August 31, 2021, the Company owns approximately 25% of Doma and the carrying amount of the Company's investment is $62.4 million.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	August 31, 2021	November 30, 2020
Investments in unconsolidated entities (1) (2)	$983,429	953,177
Underlying equity in unconsolidated entities' net assets (1)	1,291,535	1,269,701
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2021 and November 30, 2020, the carrying amount of the Company's investment was $389.8 million and $392.1 million, respectively.
The Company has an immaterial amount of recourse exposure to debt of the Homebuilding unconsolidated entities in which it has investments. While the Company sometimes guarantees debt of unconsolidated entities, in most instances the Company’s partners have also guaranteed that debt and are required to contribute their shares of any payments. In most

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

instances the amount of guaranteed debt of an unconsolidated entity is less than the value of the collateral securing it.
In the first quarter of 2021, the Company formed the Upward America Venture ("the Venture"). The Venture acquires single family homes for rent in high growth markets across the United States. The Venture raised equity to get to a total commitment of $1.25 billion led by institutional investors. Including leverage, the Venture will be positioned to acquire over $4.0 billion of new single family homes and townhomes from Lennar and potentially other homebuilders.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2020. As of both August 31, 2021 and November 30, 2020, the fair value of the completion guarantees was immaterial. As of August 31, 2021 and November 30, 2020, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $866.9 million and $722.9 million, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2021	2020	2021	2020
General contractor services, net of deferrals	$138,038	101,103	402,328	299,468
General contractor costs	137,860	97,181	391,096	287,646
Management fee income	13,822	14,067	42,881	42,464
The Multifamily segment includes Multifamily Venture Fund I ("LMV I") and Multifamily Venture Fund II LP ("LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2021 are included below:

	August 31, 2021
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$274,093	333,778
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,148,090	1,196,418
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	498,730	361,381
Lennar's remaining commitments	5,286	19,619
Distributions to Lennar during the nine months ended August 31, 2021	54,393	1,307
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2021 and 2020:

		Three Months Ended August 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)	12,241,400	125,990
Net earnings (including net earnings attributable to noncontrolling interests)	1,409,218	—	—	—	—	—	1,406,888	2,330
Employee stock and directors plans	(32,426)	1	—	55	(32,482)	—	—	—
Purchases of treasury stock	(246,385)	—	—	—	(246,385)	—	—	—
Amortization of restricted stock	24,752	—	—	24,752	—	—	—	—
Cash dividends	(77,662)	—	—	—	—	—	(77,662)	—
Receipts related to noncontrolling interests	4,670	—	—	—	—	—	—	4,670
Payments related to noncontrolling interests	(3,633)	—	—	—	—	—	—	(3,633)
Non-cash purchase or activity of noncontrolling interests, net	(1,224)	—	—	(1,218)	—	—	—	(6)
Total other comprehensive income, net of tax	131	—	—	—	—	131	—	—
Balance at August 31, 2021	$20,779,539	30,050	3,944	8,778,609	(1,731,741)	(1,300)	13,570,626	129,351

		Three Months Ended August 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2020	$16,632,624	29,804	3,944	8,630,442	(1,253,863)	(338)	9,132,714	89,921
Net earnings (including net earnings attributable to noncontrolling interests)	669,323	—	—	—	—	—	666,418	2,905
Employee stock and directors plans	(22,843)	90	—	(105)	(22,828)	—	—	—
Amortization of restricted stock	28,658	—	—	28,658	—	—	—	—
Cash dividends	(38,967)	—	—	—	—	—	(38,967)	—
Receipts related to noncontrolling interests	6,504	—	—	—	—	—	—	6,504
Payments related to noncontrolling interests	(7,949)	—	—	—	—	—	—	(7,949)
Non-cash consolidations/deconsolidations, net	17,079	—	—	—	—	—	—	17,079
Non-cash purchase or activity of noncontrolling interests, net	(4,259)	—	—	(4,041)	—	—	—	(218)
Total other comprehensive loss, net of tax	175	—	—	—	—	175	—	—
Balance at August 31, 2020	$17,280,345	29,894	3,944	8,654,954	(1,276,691)	(163)	9,760,165	108,242

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Nine Months Ended August 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)	10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	3,262,899	—	—	—	—	—	3,239,620	23,279
Employee stock and directors plans	(63,242)	156	—	1,161	(64,559)	—	—	—
Purchases of treasury stock	(387,955)	—	—	—	(387,955)	—	—	—
Amortization of restricted stock	105,846	—	—	105,846	—	—	—	—
Cash dividends	(233,988)	—	—	—	—	—	(233,988)	—
Receipts related to noncontrolling interests	18,575	—	—	—	—	—	—	18,575
Payments related to noncontrolling interests	(20,859)	—	—	—	—	—	—	(20,859)
Non-cash purchase or activity of noncontrolling interests, net	(643)	—	—	(4,454)	—	—	—	3,811
Total other comprehensive loss, net of tax	(495)	—	—	—	—	(495)	—	—
Balance at August 31, 2021	$20,779,539	30,050	3,944	8,778,609	(1,731,741)	(1,300)	13,570,626	129,351

		Nine Months Ended August 31, 2020
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2019	$16,033,830	29,712	3,944	8,578,219	(957,857)	498		8,295,001	84,313
Net earnings (including net loss attributable to noncontrolling interests)	1,576,644	—	—	—	—	—		1,582,276	(5,632)
Employee stock and directors plans	(29,616)	182	—	521	(30,319)	—		—	—
Purchases of treasury stock	(288,515)	—	—	—	(288,515)	—		—	—
Amortization of restricted stock	83,799	—	—	83,799	—	—		—	—
Cash dividends	(117,112)	—	—	—	—	—	—	(117,112)	—
Receipts related to noncontrolling interests	175,565	—	—	—	—	—		—	175,565
Payments related to noncontrolling interests	(29,450)	—	—	—	—	—		—	(29,450)
Non-cash consolidations/deconsolidations, net	(114,712)	—	—	—	—	—		—	(114,712)
Non-cash purchase or activity of noncontrolling interests, net	(9,427)	—	—	(7,585)	—	—		—	(1,842)
Total other comprehensive loss, net of tax	(661)	—	—	—	—	(661)		—	—
Balance at Aug 31, 2020	$17,280,345	29,894	3,944	8,654,954	(1,276,691)	(163)		9,760,165	108,242
On September 29, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share on both its Class A and Class B common stock, payable on October 28, 2021 to holders of record at the close of business on October 14, 2021. On July 19, 2021, the Company paid cash dividends of $0.25 per share on both its Class A and Class B common stock to holders of record at the close of business on July 2, 2021, as declared by its Board of Directors on June 18, 2021. The Company approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in the fourth quarter of 2020 and each of the first three quarters of 2021 on both its Class A and Class B common stock.
In January 2021, the Company's Board of Directors authorized the repurchase of up to the lesser of $1 billion in value, excluding commissions, or 25 million in shares, of the Company's outstanding Class A and Class B common stock. The repurchase has no expiration date. The following table represents the repurchase of the Company's Class A and Class B common stocks under this program and its predecessor for the three and nine months ended August 31, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	August 31, 2021		August 31, 2020		August 31, 2021		August 31, 2020
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	2,500,000	—	—	—	4,010,000	—	4,250,000	115,000
Total purchase price	$246,335	$—	$—	$—	$387,875	$—	$282,274	$6,155
Average price per share	$98.53	$—	$—	$—	$96.73	$—	$66.42	$53.52

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2021	2020	2021	2020
Provision for income taxes	$405,136	189,690	975,354	382,498
Effective tax rate (1)	22.4%	22.2%	23.1%	19.5%
(1)For both the three and nine months ended August 31, 2021 and 2020, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by new energy efficient home and solar tax credits. The nine months ended August 31, 2020 also included benefits related to the years ended November 30, 2018 and 2019, due to Congress retroactively extending the new energy efficient home tax credit in December 2019.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net earnings attributable to Lennar	$1,406,888	666,418	3,239,620	1,582,276
Less: distributed earnings allocated to nonvested shares	776	324	2,182	1,014
Less: undistributed earnings allocated to nonvested shares	15,918	7,474	38,329	17,433
Numerator for basic earnings per share	1,390,194	658,620	3,199,109	1,563,829
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	785	3,606	2,907	6,928
Numerator for diluted earnings per share	$1,389,409	655,014	3,196,202	1,556,901
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	307,296	308,889	308,403	309,492
Effect of dilutive securities:
Shared based payments	—	1	—	1
Denominator for diluted earnings per share - weighted average common shares outstanding	307,296	308,890	308,403	309,493
Basic earnings per share	$4.52	2.13	10.37	5.05
Diluted earnings per share	$4.52	2.12	10.36	5.03
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and nine months ended August 31, 2021 and 2020, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2021	November 30, 2020
4.125% senior notes due 2022 (1)	$599,619	598,876
5.375% senior notes due 2022	253,199	255,342
4.750% senior notes due 2022	573,570	572,724
4.875% senior notes due December 2023	398,147	397,347
4.500% senior notes due 2024	648,072	647,528
5.875% senior notes due 2024	439,978	443,484
4.750% senior notes due 2025	498,335	498,002
5.25% senior notes due 2026	405,800	406,709
5.00% senior notes due 2027	352,220	352,508
4.75% senior notes due 2027	895,322	894,760
6.25% senior notes due December 2021	—	305,221
Mortgage notes on land and other debt	478,251	583,257
	$5,542,513	5,955,758
(1)Subsequent to August 31, 2021, the Company provided notice that it would redeem on October 15, 2021 its $600 million 4.125% senior unsecured notes, which have a scheduled maturity of January 15, 2022.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $12.4 million and $15.9 million as of August 31, 2021 and November 30, 2020, respectively.
In June 2021, the Company redeemed $300 million aggregate principal amount of its 6.25% senior notes due December 2021. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued unpaid interest.
As of August 31, 2021 the maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Procedures related to performance letters of credit, financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2020. The Company's outstanding performance letters of credit and surety bonds are described below:

(In thousands)	August 31, 2021	November 30, 2020
Performance letters of credit	$874,820	752,096
Surety bonds	3,465,134	3,087,711
Anticipated future costs primarily for site improvements related to performance surety bonds	1,595,800	1,584,642
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2021	2020	2021	2020
Warranty reserve, beginning of the period	$361,741	301,462	341,765	294,138
Warranties issued	55,236	50,324	149,854	134,867
Adjustments to pre-existing warranties from changes in estimates (1)	8,288	3,640	27,048	17,251
Payments	(50,290)	(36,677)	(143,692)	(127,507)
Warranty reserve, end of period	$374,975	318,749	374,975	318,749
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2021 and August 31, 2020 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2021 and November 30, 2020, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2021		November 30, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$61,283	61,332	72,626	70,808
Investments held-to-maturity	Level 3	161,532	192,510	164,230	196,047
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$5,542,513	6,040,708	5,955,758	6,581,798
Financial Services notes and other debts payable, net	Level 2	1,106,447	1,107,301	1,463,919	1,464,850
Lennar Other notes and other debts payable, net	Level 2	1,906	1,906	1,906	1,906
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2021	November 30, 2020
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,141,460	1,296,517
LMF Commercial loans held-for-sale	Level 3	113,129	193,588
Mortgage servicing rights	Level 3	2,382	2,113
Lennar Other:
Investments in equity securities	Level 1	$1,085,571	—
Investments available-for-sale	Level 3	41,695	53,497
Residential and LMF Commercial loans held-for-sale in the table above include:

	August 31, 2021		November 30, 2020
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,103,647	37,813	1,232,548	63,969
LMF Commercial loans held-for-sale	116,010	(2,881)	194,362	(774)
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2021 and November 30, 2020. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Unobservable inputs	As of August 31, 2021	As of November 30, 2020
Mortgage prepayment rate	14%	18%
Discount rate	14%	12%
Delinquency rate	3%	4%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2021	2020	2021	2020
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$4,196	2,229	(26,156)	6
Mortgage loan commitments	118	(4,534)	260	24,177
Forward contracts	1,649	(205)	11,934	(1,088)
Changes in fair value included in Lennar Other realized and unrealized gain (loss):
Investments in equity securities	$493,671	—	690,791	—
Changes in fair value included in other comprehensive loss, net of tax:
Lennar Other investments available-for-sale	$131	175	(495)	(209)
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	August 31, 2021		August 31, 2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,602	163,920	1,238	159,885
Purchases/loan originations	56	178,669	563	164,380
Sales/loan originations sold, including those not settled	—	(226,357)	—	(164,527)
Disposals/settlements	(127)	(4,092)	(34)	—
Changes in fair value (2)	(149)	1,391	(411)	(1,165)
Interest and principal paydowns	—	(402)	—	(1,542)
Ending balance	$2,382	113,129	1,356	157,031

	Nine Months Ended
	August 31, 2021		August 31, 2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,113	193,588	24,679	197,224
Purchases/loan originations	499	599,465	1,917	582,030
Sales/loan originations sold, including those not settled	—	(665,062)	—	(622,251)
Disposals/settlements (1)	(1,222)	(11,392)	(10,231)	—
Changes in fair value (2)	992	(2,551)	(15,009)	2,102
Interest and principal paydowns	—	(919)	—	(2,074)
Ending balance	$2,382	113,129	1,356	157,031
(1)The nine months ended August 31, 2020 include $7.5 million related to the sale of a servicing portfolio.
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

		Three Months Ended
		August 31, 2021			August 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (1)	Level 3	$3,968	2,287	(1,681)	20,650	18,089	(2,561)
Land and land under development (1)	Level 3	1,625	862	(763)	21,621	12,650	(8,971)

		Nine Months Ended
		August 31, 2021			August 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (1)	Level 3	$25,752	11,015	(14,737)	162,459	138,493	(23,966)
Land and land under development (1)	Level 3	2,145	862	(1,283)	86,683	34,019	(52,664)
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

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2021	1,192	8	1	$17,117	$11,849
August 31, 2020	1,194	28	14	76,115	40,364
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
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the nine months ended August 31, 2021 and based on the Company's evaluation, during the nine months ended August 31, 2021, the Company consolidated two entities that had a total combined assets and liabilities of $30.7 million and $0.7 million, respectively. During the nine months ended August 31, 2021, there were no VIEs that were deconsolidated.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	August 31, 2021		November 30, 2020
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$101,371	241,484	89,654	89,828
Multifamily (2)	611,676	645,606	619,540	717,271
Financial Services	161,532	161,532	164,230	164,230
Lennar Other (3)	9,751	9,751	76,023	130,177
	$884,330	1,058,373	949,447	1,101,506
(1)As of August 31, 2021 and November 30, 2020, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except as of August 31, 2021, with regard to the Company's remaining commitment to fund capital in the Upward America Venture, a single family for rent platform. The increase was due to the Company's commitment to fund the Upward America Venture.
(2)As of August 31, 2021 and November 30, 2020, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $24.9 million and $88.1 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects. The decrease was due to the funding of capital for LMV I and LMV II.
(3)As of August 31, 2021, the decrease in investments in unconsolidated VIEs and maximum exposure to loss was related to an entity which had a reconsideration event due to the payoff of a note receivable which caused the entity to no longer be considered a VIE.
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
During the nine months ended August 31, 2021, consolidated inventory not owned increased by $167.8 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2021. The increase was primarily due to additions in the nine months ended August 31, 2021 as the Company focused on increasing its controlled homesites, partially offset by takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying condensed consolidated balance sheet as of August 31, 2021. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	August 31, 2021	November 30, 2020
Non-refundable option deposits and pre-acquisition costs	$1,079,078	414,154
Letters of credit in lieu of cash deposits under certain land and option contracts	153,116	87,537
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

(Dollars in thousands)	August 31, 2021	November 30, 2020
Right-of-use assets	$157,164	113,390
Lease liabilities	165,095	122,836
Weighted-average remaining lease term (in years)	8.3	2.6
Weighted-average discount rate	2.9%	3.1%
Future minimum payments under the noncancellable leases in effect at August 31, 2021 were as follows:

(In thousands)	Lease Payments
2021	$7,982
2022	34,360
2023	28,283
2024	23,113
2025	18,702
2026 and thereafter	74,108
Total future minimum lease payments (1)	$186,548
Less: Interest (2)	21,453
Present value of lease liabilities (2)	$165,095
(1)Total future minimum lease payments exclude variable lease costs of $26.2 million and short-term lease costs of $2.1 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of August 31, 2021, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of August 31, 2021, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 8.3 years and 2.9%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.
The Company's rental expense and payments on lease liabilities were as follows:

	Nine months ended
(In thousands)	August 31, 2021	August 31, 2020
Rental expense	$63,232	62,554
Payment on lease liabilities	22,174	40,359
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the nine months ended August 31, 2021 and 2020, the Company had an immaterial amount of sublease income.

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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; continuation of supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; reduced availability of mortgage financing, increased interest rates and increased competition in the mortgage industry; reductions in the market value of our investments in public companies; an extended slowdown in the real estate markets across the nation, including a slowdown in either the market for single family homes or the multifamily rental market; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize non-core assets; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
The housing market remains strong. Demand has been strong while the supply of new and existing homes has remained constrained. New home construction cannot ramp up quickly enough to fill the void of the underproduction of homes for the past decade, and short supply is likely to remain for some time to come. The supply chain for both land and construction is significantly stressed. Given supply chain challenges, we believe the industry will not be able to quickly remedy the supply shortage with increased production. Accordingly, we expect the market to remain in its current imbalance for an extended period of time. We remain focused on orderly, targeted growth, with our sales pace tightly matched with our pace of production, which enables price appreciation to offset future cost escalations to maximize margins. Even though home prices have moved much higher, overall affordability remains strong as interest rates are still lower than they were a year ago. Personal savings for deposits are strong and wages seem to be rising faster than monthly payments. Millennials are moving out of their parents’ homes and forming families, while apartment dwellers are finding a first-time single-family home.
The housing market is not only strong, but it is also going through some structural changes that will promote stability in the market, and extend housing benefits to the breadth of a diverse society. The iBuyer and single-family for rent participants are providing additional liquidity to the marketplace to purchase and sell homes, as they evolve and provide ever more frictionless transactions. They are also solving important industry problems that have needed solutions for a very long time. The iBuyers, led by Opendoor, are becoming more than just a home sale option. They are an ever more effective and instrumental convenience provider, as the coordination of a new home is being complicated by supply chain disruption. Additionally, the single-family for rent participants, including our Upward America Venture, are also providing more liquidity while making a single-family home lifestyle accessible to more families. The solution to higher home prices causing affordability issues is building more housing and making a growing portion of that housing stock available to more families to rent if they cannot yet meet the requirements for home ownership. Professional ownership of homes enables renters to access a single-family lifestyle while they build the credentials to own. Better housing for families produces better outcomes for families and the industry is rewiring to provide those solutions.
The combined effects of this strong housing market along with structural changes, which we are in position to capitalize on through our strategic investments, puts Lennar in a position to continue to drive returns. We are focused on cash flow, debt reduction, stock buyback, land controlled versus owned, return on capital, and return on equity, and on innovative technologies. While we have been carefully managing our supply chain, the supply chain for both land and construction is significantly stressed. Accordingly, we expect our community count at the end of the 2021 fiscal year will be up only approximately 7% versus the 10% we previously guided. In addition, we expect our deliveries for the fourth quarter of 2021 will be approximately 18,000 versus the 19,000 to 21,000 we previously guided. We expect our gross margin to be about 28% and we expect our SG&A to be about 6.7% for the fourth quarter, though these amounts will move up or down a bit depending on the number of homes delivered. Our return on equity stands now at 21.9%, which is an 800 basis point improvement over last year. We have remained focused on our optioned versus owned land strategy. We ended the third quarter with a 3.3 years supply of land owned, compared to a 3.8 years supply of land owned at the same time last year, and our homesites controlled percentage increased to 53% from 35% in the prior year. Among other things, this has enabled us to reduce debt, such that our third quarter homebuilding debt-to-total capital ratio improved to 21.2%, from 29.5% in the prior year.
We have continued to work on the structural components and organization of our spin company. The new company will be configured as an independent and active asset management business that raises third-party capital to support ongoing business verticals. As previously noted, two of these verticals have already raised third-party capital, of which our subsidiaries are active asset managers. Our multifamily platform has approximately $9 billion of gross capital under management and is raising its third fund now. Our growing single family for rent platform currently manages approximately $1.25 billion of equity already raised. Both of these programs are neatly configured as independent, self-sustaining operations. Additionally, we have a dynamic and growing independent land and land management business that has been refined and we have a growing technology investment business, LENX, that is performing exceptionally well. We are considering including them, or at least portions of our investments in them, in the spin-off.
In spite of the miss of deliveries and the supply chain disruption that is affecting us and the industry, we believe we have never been better positioned financially, organizationally and technologically to thrive and grow in this evolving housing market demand. As we begin to look to 2022, we see continued strength in the market and double-digit growth in sales, starts, deliveries and community count for Lennar. The story remains that supply is short and demand is strong. Some are concerned that demand is slowing as prices move higher and interest rates move. It feels to us that sales are slowing because many sales were made early and the industry is building through those sales slower than expected. We believe that home production has been constrained for a decade and we are making up the deficit now, which should keep the housing market thriving for some time to come.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.4 billion, or $4.52 per diluted share ($4.52 per basic share), in the third quarter of 2021, compared to net earnings attributable to Lennar of $666.4 million, or $2.12 per diluted share ($2.13 per basic share), in the third quarter of 2020. Our net earnings attributable to Lennar were $3.2 billion, or $10.36 per diluted share ($10.37 per basic share), in the nine months ended August 31, 2021, compared to net earnings attributable to Lennar of $1.6 billion, or $5.03 per diluted share ($5.05 per basic share), in the nine months ended August 31, 2020.
Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,505,708	—	—	—	—	6,505,708
Sales of land	45,055	—	—	—	—	45,055
Other revenues	7,746	206,973	167,921	8,000	—	390,640
Total revenues	6,558,509	206,973	167,921	8,000	—	6,941,403
Costs and expenses:
Costs of homes sold	4,732,403	—	—	—	—	4,732,403
Costs of land sold	39,378	—	—	—	—	39,378
Selling, general and administrative expenses	453,716	—	—	—	—	453,716
Other costs and expenses	—	94,890	174,410	9,010	—	278,310
Total costs and expenses	5,225,497	94,890	174,410	9,010	—	5,503,807
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain (loss) and Lennar Other other income (expense), net	2,391	—	(2,904)	(2,220)	—	(2,733)
Other expense, net	(5,570)	—	—	—	—	(5,570)
Lennar Other realized and unrealized gain	—	—	—	495,202	—	495,202
Operating earnings (loss)	$1,329,833	112,083	(9,393)	491,972	—	1,924,495
Corporate general and administrative expenses	—	—	—	—	94,942	94,942
Charitable foundation contribution	—	—	—	—	15,199	15,199
Earnings (loss) before income taxes	$1,329,833	112,083	(9,393)	491,972	(110,141)	1,814,354

	Three Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,467,364	—	—	—	—	5,467,364
Sales of land	34,323	—	—	—	—	34,323
Other revenues	3,433	237,068	115,170	12,896	—	368,567
Total revenues	5,505,120	237,068	115,170	12,896	—	5,870,254
Costs and expenses:
Costs of homes sold	4,204,814	—	—	—	—	4,204,814
Costs of land sold	32,395	—	—	—	—	32,395
Selling, general and administrative expenses	435,949	—	—	—	—	435,949
Other costs and expenses	—	101,989	118,786	2,062	—	222,837
Total costs and expenses	4,673,158	101,989	118,786	2,062	—	4,895,995
Equity in loss from unconsolidated entities	(6,431)	—	(1,532)	(2,835)	—	(10,798)
Other expense, net	(11,787)	—	—	—	—	(11,787)
Operating earnings (loss)	$813,744	135,079	(5,148)	7,999	—	951,674
Corporate general and administrative expenses	—	—	—	—	85,998	85,998
Charitable foundation contribution	—	—	—	—	6,663	6,663
Earnings (loss) before income taxes	$813,744	135,079	(5,148)	7,999	(92,661)	859,013

	Nine Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues:
Sales of homes	$17,377,353	—	—	—	—	17,377,353
Sales of land	131,483	—	—	—	—	131,483
Other revenues	20,770	669,789	476,837	20,884	—	1,188,280
Total revenues	17,529,606	669,789	476,837	20,884	—	18,697,116
Costs and expenses:
Costs of homes sold	12,820,638	—	—	—	—	12,820,638
Costs of land sold	113,545	—	—	—	—	113,545
Selling, general and administrative expenses	1,319,116	—	—	—	—	1,319,116
Other costs and expenses	—	290,179	474,389	18,994	—	783,562
Total costs and expenses	14,253,299	290,179	474,389	18,994	—	15,036,861
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain (loss) and Lennar Other other income (expense), net	(3,862)	—	9,682	59,954	—	65,774
Other income, net	3,043	—	—	—	—	3,043
Lennar Other realized and unrealized gain	—	—	—	847,377	—	847,377
Operating earnings	$3,275,488	379,610	12,130	909,221	—	4,576,449
Corporate general and administrative expenses	—	—	—	—	296,190	296,190
Charitable foundation contribution	—	—	—	—	42,006	42,006
Earnings (loss) before income taxes	$3,275,488	379,610	12,130	909,221	(338,196)	4,238,253

	Nine Months Ended August 31, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues:
Sales of homes	$14,533,212	—	—	—	—	14,533,212
Sales of land	81,023	—	—	—	—	81,023
Other revenues	12,485	631,992	370,904	33,348	—	1,048,729
Total revenues	14,626,720	631,992	370,904	33,348	—	15,662,964
Costs and expenses:
Costs of homes sold	11,359,364	—	—	—	—	11,359,364
Costs of land sold	102,899	—	—	—	—	102,899
Selling, general and administrative expenses	1,222,032	—	—	—	—	1,222,032
Other costs and expenses	—	363,688	379,607	3,564		746,859
Total costs and expenses	12,684,295	363,688	379,607	3,564	—	13,431,154
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain	(20,077)	—	4,702	(28,712)	—	(44,087)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Other expense, net	(16,845)	—	—	(10,195)	—	(27,040)
Operating earnings (loss)	$1,905,503	329,722	(4,001)	(9,123)	—	2,222,101
Corporate general and administrative expenses	—	—	—	—	246,815	246,815
Charitable foundation contribution	—	—	—	—	16,144	16,144
Earnings (loss) before income taxes	$1,905,503	329,722	(4,001)	(9,123)	(262,959)	1,959,142
Three Months Ended August 31, 2021 versus Three Months Ended August 31, 2020
Revenues from home sales increased 19% in the third quarter of 2021 to $6.5 billion from $5.5 billion in the third quarter of 2020. Revenues were higher primarily due to a 10% increase in the number of home deliveries and an 8% increase in the average sales price. New home deliveries increased to 15,199 homes in the third quarter of 2021 from 13,842 homes in the third quarter of 2020. The average sales price of homes delivered was $428,000 in the third quarter of 2021, compared to $396,000 in the third quarter of 2020.
Gross margin on home sales were $1.8 billion, or 27.3%, in the third quarter of 2021, compared to $1.3 billion, or 23.1%, in the third quarter of 2020. The gross margin percentage on home sales increased primarily as a result of price appreciation as the increase in revenue per square foot outpaced the increase in cost per square foot.
Selling, general and administrative expenses were $453.7 million in the third quarter of 2021, compared to $435.9 million in the third quarter of 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.0% in the third quarter of 2021, from 8.0% in the third quarter of 2020. This was the lowest percentage for a quarter in our history primarily due to a decrease in broker commissions and benefits of our technology efforts.
Operating earnings for our Financial Services segment were $111.9 million in the third quarter of 2021, compared to $135.1 million in the third quarter of 2020. The decrease in operating earnings was primarily due to lower mortgage net margins driven by an increase in competition. This was partially offset by an increase in title operating earnings due to higher volume and an increase in profit per transaction derived from technology initiatives.
Operating loss for our Multifamily segment was $9.4 million in the third quarter of 2021, compared to $5.1 million in the third quarter of 2020. Operating earnings for our Lennar Other segment was $492.0 million in the third quarter of 2021, compared to $8.0 million in the third quarter of 2020. In the third quarter of 2021, we recorded mark to market gains on our investments in newly public companies (Hippo, SmartRent and Blend) of $433 million and on our current investments (Opendoor and Sunnova) of $61 million.
Nine Months Ended August 31, 2021 versus Nine Months Ended August 31, 2020
Revenues from home sales increased 20% in the nine months ended August 31, 2021 to $17.4 billion from $14.5 billion in the nine months ended August 31, 2020. Revenues were higher primarily due to a 14% increase in the number of home deliveries and a 5% increase in the average sales price. New home deliveries increased to 42,006 homes in the nine months ended August 31, 2021 from 36,835 homes in the nine months ended August 31, 2020. The average sales price of homes delivered was $414,000 in the nine months ended August 31, 2021, compared to $395,000 in the nine months ended August 31, 2020.
Gross margin on home sales were $4.6 billion, or 26.2%, in the nine months ended August 31, 2021, compared to $3.2 billion or 21.8%, in the nine months ended August 31, 2020. The gross margin percentage on home sales increased primarily as a result of price appreciation as the increase in revenue per square foot outpaced the increase in cost per square foot. Gross margin on land sales in the nine months ended August 31, 2021 was $17.9 million, compared to a loss of $21.9 million in the nine months ended August 31, 2020. The loss in the nine months ended August 31, 2020 was primarily due to a write-off of costs in the second quarter of 2020 as a result of Lennar not moving forward with a naval base development in Concord, California, northeast of San Francisco.
Selling, general and administrative expenses were $1.3 billion in the nine months ended August 31, 2021, compared to $1.2 billion in the nine months ended August 31, 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.6% in the nine months ended August 31, 2021, from 8.4% in the nine months ended August 31, 2020. The improvement was primarily due to a decrease in broker commissions and benefits of our technology efforts.
Operating earnings for our Financial Services segment were $379.3 million in the nine months ended August 31, 2021, compared to $343.8 million in the nine months ended August 31, 2020 (which included $329.7 million operating earnings and an add back of $14.1 million net loss attributable to noncontrolling interests). The nine months ended August 31, 2020 included a $61.4 million gain on the deconsolidation of a previously consolidated entity. Excluding this gain, the improvement in operating earnings was primarily due to an increase in volume and margin in the mortgage and title businesses.
Operating earnings for our Multifamily segment were $12.1 million in the nine months ended August 31, 2021, compared to an operating loss of $4.0 million in the nine months ended August 31, 2020. Operating earnings for our Lennar Other segment were $909.2 million in the nine months ended August 31, 2021, compared to an operating loss of $9.1 million in the nine months ended August 31, 2020. The operating earnings for the nine months ended August 31, 2021 was primarily due to mark to market gains on strategic investments that went public during the nine months ended August 31, 2021 (Opendoor, Hippo, SmartRent and Blend) and the sale of our solar business to Sunnova.
Homebuilding Segments
At August 31, 2021, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,655,301	1,174,592	29.0%	350,305	3,147	1,867	3,493	(1,917)	356,895
Central	1,262,540	974,843	22.8%	196,103	95	589	526	(84)	197,229
Texas	818,869	570,228	30.4%	184,267	1,835	365	7	(466)	186,008
West	2,764,857	2,004,108	27.5%	603,721	600	1,600	4,263	(1,369)	608,815
Other (2)	4,141	8,632	(108.5)%	(14,807)	—	3,325	(5,898)	(1,734)	(19,114)
Totals	$6,505,708	4,732,403	27.3%	1,319,589	5,677	7,746	2,391	(5,570)	1,329,833

	Three Months Ended August 31, 2020
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,477,273	1,112,035	24.7%	241,904	(103)	638	897	853	244,189
Central	1,062,799	842,764	20.7%	134,395	(57)	1,341	70	(3,071)	132,678
Texas	719,467	538,480	25.2%	114,954	2,016	203	242	(1,304)	116,111
West	2,205,235	1,706,530	22.6%	343,353	72	1,145	48	(1,784)	342,834
Other (2)	2,590	5,005	(93.2)%	(8,005)	—	106	(7,688)	(6,481)	(22,068)
Totals	$5,467,364	4,204,814	23.1%	826,601	1,928	3,433	(6,431)	(11,787)	813,744

	Nine Months Ended August 31, 2021
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$4,553,941	3,278,463	28.0%	899,817	9,558	5,053	2,942	11,435	928,805
Central	3,282,168	2,534,816	22.8%	485,631	846	1,573	941	(691)	488,300
Texas	2,245,671	1,572,494	30.0%	487,231	4,706	1,185	548	(1,962)	491,708
West	7,284,928	5,404,983	25.8%	1,412,934	2,828	3,961	4,304	(695)	1,423,332
Other (2)	10,645	29,882	(180.7)%	(48,014)	—	8,998	(12,597)	(5,044)	(56,657)
Totals	$17,377,353	12,820,638	26.2%	3,237,599	17,938	20,770	(3,862)	3,043	3,275,488

	Nine Months Ended August 31, 2020
	Gross Margins			Operating Earnings (Loss)
(In thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,904,268	2,971,929	23.9%	581,923	(1,681)	3,913	1,474	475	586,104
Central	2,833,745	2,300,783	18.8%	291,672	(703)	2,209	642	(1,789)	292,031
Texas	1,877,374	1,428,758	23.9%	266,647	5,213	970	446	(4,205)	269,071
West	5,894,183	4,619,334	21.6%	841,369	(1,267)	4,873	3,948	(1,088)	847,835
Other (2)	23,642	38,560	(63.1)%	(29,795)	(23,438)	520	(26,587)	(10,238)	(89,538)
Totals	$14,533,212	11,359,364	21.8%	1,951,816	(21,876)	12,485	(20,077)	(16,845)	1,905,503
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2021	2020	2021	2020	2021	2020
East	4,568	4,309	$1,660,357	1,488,022	$363,000	345,000
Central	3,211	2,767	1,262,540	1,062,799	393,000	384,000
Texas	2,747	2,598	818,869	719,467	298,000	277,000
West	4,669	4,165	2,764,856	2,205,235	592,000	529,000
Other	4	3	4,141	2,590	1,035,000	863,000
Total	15,199	13,842	$6,510,763	5,478,113	$428,000	396,000
Of the total homes delivered listed above, 15 homes with a dollar value of $5.1 million and an average sales price of $337,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2021, compared to 33 home deliveries with a dollar value of $10.7 million and an average sales price of $326,000 for the three months ended August 31, 2020.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2021	2020	2021	2020	2021	2020
East	12,968	11,511	$4,572,592	3,924,289	$353,000	341,000
Central	8,391	7,389	3,282,168	2,833,745	391,000	384,000
Texas	7,843	6,637	2,245,671	1,877,374	286,000	283,000
West	12,793	11,273	7,284,927	5,894,183	569,000	523,000
Other	11	25	10,645	23,642	968,000	946,000
Total	42,006	36,835	$17,396,003	14,553,233	$414,000	395,000
Of the total homes delivered listed above, 58 homes with a dollar value of $18.7 million and an average sales price of $322,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2021, compared to 60 home deliveries with a dollar value of $20.0 million and an average sales price of $334,000 for the nine months ended August 31, 2020.

New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,		August 31,
	2021	2020	2021	2020	2021	2020	2021	2020
East	329	340	5,308	4,655	$2,100,466	1,631,349	$396,000	350,000
Central	281	297	3,189	3,375	1,352,814	1,298,792	424,000	385,000
Texas	233	217	3,203	2,746	988,644	743,553	309,000	271,000
West	350	341	4,571	4,786	3,006,501	2,580,328	658,000	539,000
Other	3	3	6	2	5,974	1,452	996,000	726,000
Total	1,196	1,198	16,277	15,564	$7,454,399	6,255,474	$458,000	402,000
Of the total homes listed above, 35 homes with a dollar value of $13.1 million and an average sales price of $375,000 represent homes in four active communities from unconsolidated entities for the three months ended August 31, 2021, compared to 34 homes with a dollar value of $9.7 million and an average sales price of $286,000 in four active communities for the three months ended August 31, 2020.
(1)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2021 and August 31, 2020.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2021	2020	2021	2020	2021	2020
East	15,473	12,512	$5,788,506	4,266,221	$374,000	341,000
Central	9,931	8,741	4,086,170	3,341,959	411,000	382,000
Texas	9,228	7,327	2,800,826	1,986,770	304,000	271,000
West	14,358	12,359	8,871,465	6,508,509	618,000	527,000
Other	14	16	14,095	15,189	1,007,000	949,000
Total	49,004	40,955	$21,561,062	16,118,648	$440,000	394,000
Of the total homes listed above, 102 homes with a dollar value of $36.7 million and an average sales price of $359,000 represent homes from unconsolidated entities for the nine months ended August 31, 2021, compared to 85 homes with a dollar value of $26.8 million and an average sales price of $316,000 for the nine months ended August 31, 2020.
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2021	2020	2021	2020	2021	2020
East	8,518	6,691	$3,526,849	2,368,300	$414,000	354,000
Central	5,911	4,502	2,566,174	1,752,180	434,000	389,000
Texas	4,208	2,860	1,379,740	822,734	328,000	288,000
West	7,177	5,644	4,499,969	2,922,743	627,000	518,000
Other	5	—	5,298	—	1,060,000	—
Total	25,819	19,697	$11,978,030	7,865,957	$464,000	399,000
Of the total homes in backlog listed above, 82 homes with a backlog dollar value of $29.5 million and an average sales price of $359,000 represent the backlog from unconsolidated entities at August 31, 2021, compared to 56 homes with a backlog dollar value of $17.0 million and an average sales price of $303,000 at August 31, 2020.
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
Three Months Ended August 31, 2021 versus Three Months Ended August 31, 2020
Homebuilding East: Revenues from home sales increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Pennsylvania and an increase in the average sales price of homes delivered in all the states of the segment except in New Jersey. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the third quarter of 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Minnesota, and an increase in the average sales price of homes delivered in all the states of the segment except in Virginia and Tennessee. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Minnesota was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Virginia and Tennessee was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the third quarter of 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Homebuilding Texas: Revenues from home sales increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the third quarter of 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Homebuilding West: Revenues from home sales increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Colorado and Oregon and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The decrease in the number of home deliveries in Colorado and Oregon was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the third quarter of 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Nine Months Ended August 31, 2021 versus Nine Months Ended August 31, 2020
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Pennsylvania and an increase in the average sales price of homes delivered in all the states of the segment except in New Jersey. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in New Jersey was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except in Virginia, and an increase in the average sales price of homes delivered in all the states of the segment except in Virginia and Tennessee. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Virginia was primarily due to a decrease in the number of communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Virginia and Tennessee was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home deliveries in the nine months ended August 31, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.

Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the nine months ended August 31, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
Homebuilding West: Revenues from home sales increased in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020, primarily due to an increase in the number of home deliveries in all states of the segment except in Colorado and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries in all states of the segment was primarily due to higher demand as the number of deliveries per active community increased during the quarter. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the nine months ended August 31, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenue per square foot of homes delivered outpaced the increase in cost per square foot.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2021	2020	2021	2020
Dollar value of mortgages originated	$3,281,000	3,529,000	9,228,000	9,007,000
Number of mortgages originated	9,400	10,800	27,300	27,800
Mortgage capture rate of Lennar homebuyers	73%	82%	75%	80%
Number of title and closing service transactions	16,900	16,400	49,000	42,000
At August 31, 2021 and November 30, 2020, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $161.5 million and $164.2 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
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

The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	August 31, 2021	November 30, 2020
Multifamily investments in unconsolidated entities	$682,819	724,647
Lennar's net investment in Multifamily	950,636	906,632

Statements of Operations	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2021	2020	2021	2020
Number of operating properties/investments sold through joint ventures	—	—	1	2
Lennar's share of gains on the sale of operating properties/investments	$—	—	14,784	3,001
Lennar Other Segment
At August 31, 2021 and November 30, 2020, we had $1.7 billion and $521.7 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $387.5 million and $387.1 million, respectively. The increase in assets during the nine months ended August 31, 2021 was due to an increase in the value of our strategic technology investments, primarily managed by our LENX subsidiary. This increase was largely related to our strategic investments in Hippo, SmartRent, Opendoor and Sunnova. During the nine months ended August 31, 2021, we completed the sale of our residential solar business to Sunnova for shares in the entity. The following is a detail of Lennar Other realized and unrealized gain (loss):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2021	2020	2021	2020
Hippo (HIPO) mark to market	$324,855	—	324,855	—
SmartRent (SMRT) mark to market	100,793	—	100,793	—
Opendoor (OPEN) mark to market	37,301	—	272,756	—
Sunnova (NOVA) mark to market	23,870	—	(14,465)	—
Blend Labs (BLND) mark to market	6,852	—	6,852	—
Gain on sale of solar business	1,531	—	153,006	—
Other realized gain	—	—	3,580	—
	$495,202	—	847,377	—
(2) Financial Condition and Capital Resources
At August 31, 2021, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.8 billion, compared to $2.9 billion at November 30, 2020 and $2.2 billion at August 31, 2020.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility").
Operating Cash Flow Activities
During the nine months ended August 31, 2021 and 2020, cash provided by operating activities totaled $1.3 billion and $2.9 billion, respectively. During the nine months ended August 31, 2021, cash provided by operating activities was impacted primarily by our net earnings, net of Lennar Other unrealized/realized gain of $847.4 million primarily due to mark to market gains on strategic investments that went public during the nine months ended August 31, 2021, (Opendoor, Sunnova, Hippo, SmartRent and Blend) and the sale of our solar business to Sunnova. In addition there was a decrease in loans held-for-sale of $209.3 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $514.0 million, and a decrease in receivables of $131.3 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $2.3 billion.
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

Investing Cash Flow Activities
During the nine months ended August 31, 2021 and 2020, cash used in investing activities totaled $131.2 million and $267.5 million, respectively. During the nine months ended August 31, 2021, our cash used in investing activities was primarily due to cash contributions of $354.6 million to unconsolidated entities, which included (1) $164.0 million to Homebuilding unconsolidated entities, (2) $66.8 million to Multifamily unconsolidated entities, and (3) $123.8 million to the strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $292.5 million, which primarily included (1) $159.3 million from Homebuilding unconsolidated entities, (2) $107.2 million from Multifamily unconsolidated entities, and (3) $26.0 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
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
Financing Cash Flow Activities
During the nine months ended August 31, 2021 and 2020, cash used in financing activities totaled $1.3 billion and $1.9 billion, respectively. During the nine months ended August 31, 2021, cash used in financing activities was primarily impacted by (1) $357.5 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) the redemption of $300.0 million aggregate principal amount of our senior notes; (3) $234.0 million of dividend payments; and (4) repurchases of our common stock for $452.5 million, which included $388.0 million of repurchases under our repurchase program and $64.6 million of repurchases related to our equity compensation plan. These were partially offset by $441.2 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks.
During the nine months ended August 31, 2020, cash used in financing activities was primarily impacted by (1) $789.3 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $550.3 million of principal payments on notes payable and other borrowings; (3) the redemption of $313.0 million aggregate principal amount of our senior notes; and (4) repurchases of our common stock for $319.0 million, which included $288.5 million of repurchases under our repurchase program and $30.3 million of repurchases related to our equity compensation plan. These were partially offset by $175.6 million of receipts related to noncontrolling interests.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2021	November 30, 2020	August 31, 2020
Homebuilding debt	$5,542,513	5,955,758	7,180,274
Stockholders’ equity	20,650,188	17,994,856	17,172,103
Total capital	$26,192,701	23,950,614	24,352,377
Homebuilding debt to total capital	21.2%	24.9%	29.5%
Homebuilding debt	$5,542,513	5,955,758	7,180,274
Less: Homebuilding cash and cash equivalents	2,623,320	2,703,986	1,966,796
Net Homebuilding debt	$2,919,193	3,251,772	5,213,478
Net Homebuilding debt to total capital (1)	12.4%	15.3%	23.3%
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
At August 31, 2021, Homebuilding debt to total capital was lower compared to November 30, 2020 and August 31, 2020, primarily as a result of a decrease in Homebuilding debt and an increase in stockholders' equity due to net earnings.

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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended
	August 31,
(Dollars in thousands)	2021	2020
Homebuilding average debt outstanding	$5,848,865	$7,896,372
Average interest rate	4.9%	4.9%
Interest incurred	$210,575	$272,347
Subsequent to August 31, 2021, we provided notice that we would redeem on October 15, 2021 our $600 million 4.125% senior unsecured notes, which have a scheduled maturity of January 15, 2022.
As of August 31, 2021, the maximum borrowings on our Credit Facility were $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section of our Form 10-K for the year ended November 30, 2020. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of August 31, 2021:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2021
Minimum net worth test	$9,781,069	13,563,839
Maximum leverage ratio	65.0%	17.0%
Liquidity test	1.00	9.78
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
Changes in Capital Structure
In January 2021, our Board of Directors authorized the repurchase of up to the lesser of $1.0 billion in value, or 25 million in shares, of our outstanding Class A and Class B common stock. The repurchase authorization replaced a January 2019 authorization and has no expiration date. The details of our Class A and Class B common stock under this program for both the three and nine months ended August 31, 2021 and 2020 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2021, treasury stock increased due to our repurchase of 4.8 million shares of Class A and Class B common stock due primarily to our repurchase of 4.0 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2020, treasury stock increased due to our repurchase of 4.4 million shares of Class A and Class B common stock through our stock repurchase program.
On September 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share on both our Class A and Class B common stock, payable on October 28, 2021 to holders of record at the close of business on October 14, 2021. On July 19, 2021, we paid cash dividends of $0.25 per share on both our Class A and Class B common stock to holders of record at the close of business on July 2, 2021, as declared by our Board of Directors on June 18, 2021. We approved and paid cash dividends of $0.125 per share for each of the first three quarters of 2020 and $0.25 per share in the fourth quarter of 2020 and each of the first three quarters of 2021 on both our Class A and Class B common stock.

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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2021 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2021 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	August 31, 2021	November 30, 2020
Due from non-guarantor subsidiaries	$4,154,085	2,655,503
Equity method investments	963,859	951,579
Total assets	31,009,452	27,695,067
Total liabilities	10,079,001	9,599,718

Nine Months Ended
(In thousands)	August 31, 2021
Total revenues	$17,650,640
Operating earnings	3,366,200
Earnings before income taxes	3,031,800
Net earnings attributable to Lennar	2,335,695
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2021, we had equity investments in 40 active homebuilding and land unconsolidated entities (of which three had recourse debt, 11 had non-recourse debt and 26 had no debt) compared to 38 active homebuilding and land unconsolidated entities at November 30, 2020. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$1,199,582	—	256,958	65,591	877,033	—
Land seller and CDD and other debt	5,837	—	—	—	—	5,837
Maximum recourse debt exposure to Lennar	3,599	—	3,599	—	—	—
Debt issuance costs	(13,089)	—	—	—	—	(13,089)
Total	$1,195,929	—	260,557	65,591	877,033	(7,252)
Multifamily: Investments in Unconsolidated Entities
At August 31, 2021, Multifamily had equity investments in 18 unconsolidated entities that are engaged in multifamily residential developments (of which 11 had non-recourse debt and seven had no debt), compared to 22 unconsolidated entities at November 30, 2020. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2021 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at August 31, 2021.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2021 and it does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2021	2022	2023	Thereafter	Other
Debt without recourse to Lennar	$3,167,395	234,288	494,173	896,485	1,542,449	—
Debt issuance costs	(24,839)	—	—	—	—	(24,839)
Total	$3,142,556	234,288	494,173	896,485	1,542,449	(24,839)
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
As of August 31, 2021 and November 30, 2020, we had strategic technology investments in unconsolidated entities of $187.6 million and $196.7 million, respectively.
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

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites):

	Controlled Homesites					Years of
August 31, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	74,056	—	74,056	54,069	128,125
Central	27,772	—	27,772	42,407	70,179
Texas	53,434	—	53,434	40,274	93,708
West	50,867	—	50,867	51,587	102,454
Other	3,657	6,594	10,251	2,056	12,307
Total homesites	209,786	6,594	216,380	190,393	406,773	3.3
% of total homesites			53%	47%

	Controlled Homesites					Years of
August 31, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	30,683	12,718	43,401	62,256	105,657
Central	14,504	122	14,626	42,785	57,411
Texas	25,556	—	25,556	35,560	61,116
West	14,911	2,854	17,765	59,475	77,240
Other	1,137	7,544	8,681	2,068	10,749
Total homesites	86,791	23,238	110,029	202,144	312,173	3.8
% of total homesites			35%	65%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. There were no outstanding borrowings under our Credit Facility as of August 31, 2021.
(3) New Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2021 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of August 31, 2021, we had no outstanding borrowings under our Credit Facility.
As of August 31, 2021, our borrowings under Financial Services' warehouse repurchase facilities totaled $900.3 million under residential facilities and $55.0 million under LMF Commercial facilities.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2021

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at Aug 31,
(Dollars in millions)	2021	2022	2023	2024	2025	2026	Thereafter	Total	2021
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$19.9	1,559.0	99.5	1,560.5	591.8	402.9	1,294.6	5,528.2	6,040.7
Average interest rate	4.2%	4.5%	4.2%	5.0%	4.8%	5.2%	4.9%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	151.1	151.1	152.0
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$939.5	11.4	4.4	—	—	—	—	955.3	955.3
Average interest rate	2.1%	2.2%	2.3%	—	—	—	—	2.1%	—
Lennar Other:
Notes and other debts payable:
Fixed rate	$1.9	—	—	—	—	—	—	1.9	1.9
Average interest rate	3.0%	—	—	—	—	—	—	3.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2020.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2021:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2021	390,000	$97.33	390,000	23,100,000
July 1 to July 31, 2021	1,794,778	$97.62	1,794,778	21,305,222
August 1 to August 31, 2021	635,739	$103.17	315,222	20,990,000
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
Items 3 - 5. Not Applicable
Item 6. Exhibits

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, filed on October 1, 2021, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2021 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 1, 2021	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	October 1, 2021	/s/ David Collins
David Collins
Vice President and Controller