Form 10-K
period 2021-11-30
LENNAR CORP /NEW/
filed 2022-01-28
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (269,686,027 shares of Class A common stock and 15,620,380 shares of Class B common stock) as of May 31, 2021, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $27,924,845,491.
As of December 31, 2021, the registrant had outstanding 261,373,994 shares of Class A common stock and 37,505,788 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2022.

Item 1.    Business
Overview of Lennar Corporation
We are the largest homebuilder in the United States by net earnings, an originator of residential and commercial mortgage loans, a provider of title insurance and closing services and a developer of multifamily rental properties. In addition, we are a sponsor and manager of funds engaged in development and ownership of multifamily rental properties and a sponsor and manager of a fund engaged in ownership of single family rental properties. We also have investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry.
Our homebuilding operations are the most substantial part of our business, generating $25.5 billion in revenues, or approximately 94% of consolidated revenues, in fiscal 2021.
As of November 30, 2021, our reportable homebuilding segments and Homebuilding Other had divisions located in:
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
In fiscal 2020, as the coronavirus ("COVID-19") pandemic caused the shutdown of large portions of our national economy, we accelerated the use of various technology initiatives that made our home sale process safer, including selling homes virtually or through self-guided tours and digital closings. As a robust housing market took shape in the second half of 2020 and throughout 2021, technology initiatives helped us meet strong housing demand and reduce our marketing and other selling costs. We are focused on increasing efficiencies in our building process and reducing selling, general and administrative expenses by using technology, deferring home sale price commitments until construction costs are finalized to protect against cost escalations and using innovative strategies to reduce customer acquisition costs. We also continue to focus on divesting non-core assets through a planned spin-off to our stockholders of our Multifamily and single-family home rental platforms and some investment assets. This will continue our migration toward being more of a pure homebuilding and financial services company. In addition, we are continuing our pivot to a land light operating model by increasing the percentage of land controlled through options or agreements versus owned land and controlling the timing of land purchases, which reduce our years supply of owned homesites.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 59,825 in fiscal 2021, compared to 52,925 in fiscal 2020 and 51,491 in fiscal 2019. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2021, the average sales price, excluding deliveries from unconsolidated entities, was $424,000, compared to $395,000 in fiscal 2020 and $400,000 in fiscal 2019.

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
•Flexible Operating Structure - Our local operating structure gives us the flexibility to make operating decisions based on local homebuilding conditions and customer preferences, while our centralized management structure provides strategic oversight for our homebuilding operations.
•Digital Marketing - We are increasingly advertising homes through digital channels, which is significantly increasing the cost effectiveness of our marketing efforts.
•Technology Focused - We partner with and/or invest in technology companies that are looking to improve the homebuilding and financial services industries to increase efficiencies and create a better customer experience.
•Land light strategy - We are focused on reducing our years supply of owned homesites and increasing the percentage of land we control through options or agreements, including agreements with strategic land funds, versus owned land.
Diversified Program of Property Acquisition
We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of:
•Acquiring land directly from individual land owners/developers, or other homebuilders;
•Acquiring local or regional homebuilders that own, or have options to purchase, land in strategic markets;
•Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including strategic land funds) or entities in which we have investments until we have determined whether to exercise the options;
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
We are in the process of further reducing our reliance on land we own and increasing our access to land through options and joint ventures. At November 30, 2021, 59% of our total homesites were controlled through options and joint ventures compared to 39% at November 30, 2020. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2021, we were actively building and marketing homes in 1,263 communities, including four communities being constructed by unconsolidated entities. This was an increase from the 1,177 communities, including four communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2020. Even though our community count increased in 2021, the number of homes we built was limited by shortages of both construction materials and skilled labor.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although we, like homebuilders throughout the country, have encountered shortages of materials and skilled labor during 2021, we believe that because of our size and our builder of choice program, where we work with our trade partners to drive efficiencies, we believe we have been less affected by these shortages than many of our competitors. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and historically from proceeds of corporate debt.
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
We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors. We have also made it possible for potential homebuyers to take virtual tours of model homes.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 10% in 2021 and 15% in 2020. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.

The backlog dollar value including unconsolidated entities at November 30, 2021 was $11.4 billion, compared to $7.8 billion at November 30, 2020. We expect that a substantial portion of all homes currently in backlog will be delivered in fiscal year 2022.
During fiscal year 2021, because of the concern about increasing labor and material costs, we, in many instances, deferred entering into contracts to sell homes and committing to the sales price until the costs of the homes were determined, which usually was shortly before construction began. This had the effect of reducing the number of homes subject to sales contracts at any particular time.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2021 and 2020, we had equity investments in 41 and 38 active homebuilding and land unconsolidated entities, respectively, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $5.3 million and $4.9 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Single Family Rental Operations
In the first quarter of 2021, the Company formed the Upward America Venture (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America has raised equity commitments totaling $1.25 billion primarily from institutional investors, including $125 million committed by Lennar. By leveraging these equity investments, Upward America will be positioned to acquire over $4.0 billion of new single-family homes and townhomes from Lennar and potentially other homebuilders. During the year ended November 30, 2021, Lennar delivered 1,457 homes to Upward America. Subsequent to November 30, 2021, the equity commitments were increased to $1.6 billion.
FivePoint Holdings LLC
We own an indirect approximately 40% interest in FivePoint Holdings LLC, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and San Francisco Shipyard/Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. Until recently, we had no role in the management of FivePoint, except that our Executive Chairman was a member of its Board. However, in August 2021, our Executive Chairman became the non-employee Executive Chairman of the Board of Directors (but not the chief executive officer) of FivePoint. As of November 30, 2021, the carrying amount of our investment in FivePoint was $381.6 million.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage, from locations in most of the states in which we have homebuilding operations. In fiscal year 2021, our financial services subsidiaries provided loans to 75% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.
During fiscal year 2021, we originated approximately 38,100 residential mortgage loans totaling $13.2 billion, compared to 40,000 residential mortgage loans totaling $12.9 billion during fiscal year 2020. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. At November 30, 2021, Financial Services had four warehouse residential facilities maturing at various dates through fiscal 2022 with a total maximum borrowing capacity of $2.3 billion including an uncommitted amount of $1.1 billion.

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
We have been using new technology to automate portions of our mortgage loan origination process. This new technology has made the mortgage financing process easier for homebuyers and improved the customer experience. This new technology has also enabled us to increase the number of digital closings, with digital document signing and where possible digital notarization.
Title, Insurance and Closing Services
We are licensed to provide title insurance and closing services for residential and/or commercial transactions in 38 states to our homebuyers and others. During 2021 and 2020, we closed approximately 67,500 and 61,100 real estate transactions, respectively, in 18 states.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. The loans generally are between $5 million and $50 million each. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2021, LMF Commercial had four warehouse repurchase financing agreements maturing between December 2021 and July 2023 with commitments totaling $550 million.
Multifamily Operations
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Our Multifamily segment is one of the largest developers of apartment communities across the country. At November 30, 2021, it had interests in 66 communities with development costs of approximately $7.9 billion, of which 43 communities were completed and operating, six communities were partially completed and leasing and 17 communities were under construction. As of November 30, 2021, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $8.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities. Our Multifamily segment had equity investments in 17 and 22 unconsolidated entities (including the Multifamily Ventures, described below) as of November 30, 2021 and 2020, respectively.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating, participating in and managing ventures that build multifamily properties with the intention of retaining them after they are completed. Our current ventures, Lennar Multifamily Venture Fund I LP ("LMV I") and Lennar Multifamily Venture Fund II LP ("LMV II"), are both long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily rental properties.
For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Strategic Technology Investments
We strategically invest in companies involved in technology initiatives that, among other things, help us enhance the homebuying or home ownership experience, reduce our SG&A expenses and help us stay at the forefront of homebuilding innovation. Six of the companies in which we have strategic investments are publicly traded. They are:
•Blend, a company that is a digital lending platform developer simplifying and fast tracking the consumer finance process;
•Doma, a company that built a predictive analytics platform for title insurers;
•Hippo, a company that provides an efficient means of obtaining home insurance;
•Opendoor, a company that uses technology to significantly streamline the homebuying and selling process;
•SmartRent, an enterprise smart home automation company; and

•Sunnova, a leading national residential solar company, to which during 2021 we sold our solar business in return for equity.
Each of the investments listed above, except Doma, is reflected in our financial statements at fair value, with changes to the fair values of those investments generating gains or losses on our quarterly financial statements. Doma is accounted for using the equity method. At November 30, 2021, the book value (including those recorded at fair value) of our investment in strategic technology investments was $1.2 billion and is included in our Lennar Other segment,
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC, that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to receive carried interest distributions from some of the funds and other investment vehicles Rialto manages. We also retained limited partner investments in Rialto funds and investment vehicles that totaled $200.6 million as of November 30, 2021, and we are committed to invest as much as an additional $1.2 million in Rialto funds.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. For example, in 2020, the shutdown of large portions of our national economy in March and April due to the COVID-19 pandemic temporarily reduced our home sales, and therefore altered our normal seasonal pattern.
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
•Our consumer insight capabilities allows us to continually stay tapped into consumer preferences and feedback so we can continuously evolve and fine-tune our offerings, processes and communications for our Customers;
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
•Our builder of choice program through which we maximize the efficiency of our suppliers' dealing with us;
•Size and scale in leading markets; and
•Strategic investments in technology initiatives through our LENX business that help us enhance the homebuying and home ownership experience, and helps us stay at the forefront of homebuilding innovation.
Our residential financial services operations compete with other residential mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations, non-bank mortgage lenders and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price.
Our LMF Commercial subsidiary's commercial mortgage origination and sale business competes with a wide variety of banks and other lenders that offer small and mid-sized mortgage loans to commercial enterprises. Competition is based primarily on service, price and relationships with mortgage brokers and other referral sources. LMF Commercial is run by highly seasoned managers who have been originating and securitizing loans for over 29 years and can benefit from long-standing relationships with referral sources, as well as being able to leverage Lennar's infrastructure facilities for rapid market entrances and analysis. We believe these factors give LMF Commercial an advantage over many of the lenders with which it competes. Additionally, we believe access to Lennar's local homebuilding teams provides LMF Commercial with a distinct advantage in its evaluation of real estate assets.
Our multifamily operations and the funds they manage compete with other multifamily apartment developers and operators, including REITs, across the United States. In addition, our multifamily operations compete with a variety of investment vehicles in securing capital, partners and equity, and compete in securing tenants with the large supply of already existing rental apartments, as well as with sellers of homes. Principal competitive factors include location, rental price and quality, and management of the apartment buildings.
Our single family home rental fund competes with other single family home rental developers and operators, including REITs, across the United States. In addition, our single family home rental operations compete with a variety of investment vehicles in securing capital, partners and equity, and compete in securing tenants with the large supply of already existing single family rental homes as well as with sellers of homes. Principal competitive factors include location, rental price and quality, and management of the homes.
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. For example, the California Energy Commission recently adopted a requirement that most newly built homes in California must have rooftop solar panels. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new home construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors. The COVID-19 pandemic has slowed down the approval process in many government offices, which has in many instances delayed our being able to begin constructing homes in particular communities.
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
Over the years, several cities and counties in which we have developments have submitted to voters "slow growth" initiatives and other ballot measures that could impact the affordability and availability of land suitable for residential development within those localities. Although many of these initiatives have been defeated, if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.
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
Environment
We are focused on creating environmentally sustainable products, and our purchasing power enables us to include green features in our homes. Each new home we build is healthier and more energy efficient, and has less impact on the environment, than prior generations of homes as a result of features like:
•Low-VOC paint that reduces pollution;
•  WaterSense® faucets that reduce water flow without sacrificing performance;
•  Low-E windows that reduce infrared and ultraviolet light coming into the home; and
•  Energy Star® appliances that reduce energy consumption.
In addition, our home design and engineering work optimizes efficiency of building materials and reduces construction waste.
We also believe in the value of clean energy from solar power, which is why we formed our own captive solar power company in 2013. In 2021, we sold our SunStreet solar operations to Sunnova Energy International, a leading national residential solar company, in exchange for stock in the company. We believe Sunnova will be better able than us at maximizing the potential of the SunStreet solar operations. We are also partnering with Sunnova for it to be our exclusive solar and battery storage provider, and we are working with Sunnova on the development of community solar microgrids.
Human Capital
Our associates are our most valuable asset, and we are committed to supporting each associate’s (i.e., employee's) unique career journey. We believe having an inclusive work environment, where everyone has a sense of belonging, not only drives engagement but fosters innovation, which is critical to driving growth. Our “Everyone’s Included” mantra anchors our unique culture. Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, engaging and retaining our associates. We understand the importance of balance, and offer associates a competitive and comprehensive benefits package, including paid parental leave and resources for whole-self well-being (physical, social, and financial).
We are committed to the health and safety of our associates and trade partners. During fiscal 2020 and continuing through fiscal 2021, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our associates, trade partners and homebuyers, including protocols regarding social distancing, daily health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time. We are also committed to worker safety and regulatory compliance. Our worker safety metrics are measured and reviewed by our Board of Directors so we can ensure that we are successfully managing and improving our safety program.
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
At November 30, 2021, we employed 10,753 individuals of whom 8,323 were involved in the Homebuilding operations, 1,688 were involved in the Financial Services operations and 742 were involved in the Multifamily operations, compared to November 30, 2020, when we employed 9,495 individuals of whom 7,309 were involved in the Homebuilding operations, 1,545 were involved in the Financial Services operations and 641 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
We have policies that prohibit us from discriminating in employment opportunities on the basis of race or gender, and we take active steps to afford employment opportunities to under-represented ethnic groups.
NYSE Certification
On April 8, 2021, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.

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
Negative publicity could negatively impact our reputation, which could cause our revenues or results of operations to decline.
Our business success is dependent upon the reputation of the Lennar brand and its association with quality and integrity. If we are unable to maintain the position of the Lennar brand, our business may be adversely affected, which could result in lower sales and earnings. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
An announced spin off of some of our businesses may not achieve its goals.
We have announced our intention to transfer some of our non-core businesses into a newly formed company and to distribute at least most of the stock of that company to our stockholders. Our hope is that doing that will result in the combined market value of our stock and the stock of the new company exceeding what the market value of our stock would be if we continued to conduct the businesses that we will transfer to the new company. However, there is no assurance that that will occur. Among other things, making the new company a self-standing entity will lose some synergies the businesses it will own currently benefit from. Therefore, it is possible that after the separation, the combined market value of our stock and the stock of the new company will be less, not more, than what the market value of our stock would be if we did not move some of our non-core businesses into a new company
Our business strategies for our homebuilding and mortgage finance businesses may not increase our value.
We cannot assure you that our strategies for our core homebuilding and mortgage finance businesses, and any related initiatives or actions, will be successful. Principal among our current strategies is continuing to reduce our inventory of land we own (i.e., to become a land lighter company). We cannot provide any assurance that this strategy, or other strategies we will follow, will increase our value. It is possible that the land lighter or other strategies will reduce, rather than increase, the value and profitability of our core businesses.
A downturn in the homebuilding market could adversely affect our operations.
We saw the homebuilding industry stall from mid-March through April of 2020 as a result of the COVID-19 pandemic. However, after that, demand for new homes grew steadily through the remainder of 2020 and throughout 2021. While the homebuilding industry only paused for a relatively brief period in 2020, a prior economic downturn in 2007-2010 severely affected for more than two years both the number of homes we could sell and the prices for which we could sell them. That required us to write down the carrying value of our land inventory and write off costs of land purchase options. It is possible that another downturn resulting from a health pandemic or other factors would result in a decline in demand for new homes for a significant period which would negatively impact our business, results of operations and financial condition.
Supply shortages and continuing cost increases could adversely affect our operations.
During fiscal 2021, we experienced a significantly stressed supply of both labor and materials, and we expect this to continue well into fiscal 2022. The time it takes to build a home has increased as a result of supply issues, which has led to delayed home deliveries. In addition, the costs of construction materials and other components of homes, lumber in particular, and the costs of labor have been rising. We have been actively managing our sales pace so we do not sell homes until construction is ready to start, in order to avoid the possibility of costs increasing after we have committed to the prices at which we will sell homes. While we will continue to focus on cost controls, we may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We continue to operate in a labor constrained market and we cannot predict future inflationary pressures or increases in tariffs on imported building materials. Any inability to pass on future increased costs to homebuyers would put downward pressure on our operating margins in 2022 and subsequent years.
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
We are constantly purchasing land, or entering into arrangements to purchase land, for use in our homebuilding operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, which required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write-downs of the carrying value of our land inventory and costs relating to land purchase options.

Our results of operations and financial condition may be adversely affected by public health issues, including the COVID-19 pandemic, and resulting governmental actions.
The United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The COVID-19 pandemic caused the shutdown of large portions of our national economy. With the exception of a period in March and April of 2020, the COVID-19 pandemic and its effects on the economy has not adversely affected our home sales. However, this may not continue to be the case. The extent to which COVID-19 impacts our results will depend on future developments, which cannot be predicted, including new information which may emerge concerning the continuing severity of COVID-19, whether there are additional outbreaks of COVID-19 or other contagious diseases, and the actions taken to contain them or their impact. If COVID-19 continues to cause, or another contagious disease causes, significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
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
Excessive Health and safety incidents relating to our operations could be costly to us.
Land development and construction are inherently dangerous. While safety is a priority on our land development and construction sites, we cannot always control the way work is performed by subcontractors, including whether they comply with laws and regulations designed to maximize the safety of construction workers. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, may result in our subcontractors having difficulty attracting the workers they need and may result in a negative impact to our reputation.

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
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2021, we had a $2.5 billion revolving credit facility with a group of banks
(the "Credit Facility") maturing in 2024. It has a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. We also had warehouse borrowing facilities totaling $2.3 billion to support our mortgage lending activities. The interest on borrowings under the Credit Facility is at rates based on prevailing short term rates from time to time. At November 30, 2021, we had no borrowings under the Credit Facility. However, if in the future we have a need for significant borrowings under the Credit Facility and interest rates increase, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
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
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from our Financial Services segment, others obtain mortgage financing from banks and other independent lenders. Disruptions in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA to sponsored mortgage programs, as well as changes made in recent years by private mortgage insurance companies, have reduced the ability of a number of potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Our Financial Services segment can be adversely affected by reduced demand for our homes.
Approximately 97% of the residential mortgage loans made by our Financial Services segment in 2021 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this aspect of our business.
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
We may be liable for certain limited representations and warranties we make in connection with the sale of loans.
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
As of November 30, 2021, we had outstanding senior notes which we had sold into the capital markets over a number of years totaling $4.2 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding senior notes during fiscal 2021 by $1.2 billion, but we still have a significant amount outstanding. Sales of senior debt into the capital markets has, until recently, been a significant source of funding for our operations and acquisitions. Our use of capital markets debt to help support our operations exposes us to a number of risks, including:
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
•[we may have a competitive disadvantage relative to other companies in our industry that are less leveraged]; and
•we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. For a number of years, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $4.2 billion outstanding, net of debt issuance costs, as of November 30, 2021. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
Our Financial Services segment, including LMF Commercial, has warehouse facilities that mature in fiscal year 2022, and if we could not renew or replace these facilities, we probably would have to reduce our mortgage lending and origination activities.
During fiscal year 2022, we will have to replace or renew a total of $2.9 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have a material adverse impact on our financial results.

An inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2021, we had outstanding surety bonds of $3.6 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, joint venture participants, including us, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling the joint venture’s obligations. For example, in connection with our Multifamily business, and its joint ventures, we and the other venture participants have guaranteed obligations to complete construction of multifamily residential buildings at agreed upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.
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
During the past several years, the U.S. government has imposed new, or increased existing, tariffs on an array of imported materials and products that are used in the homes we build, including lumber, steel, aluminum, solar panels and washing machines, which increases the costs of those items. The tariffs that have been imposed or increased have impacted our construction costs and caused disruptions in our supply chains, and new or increased tariffs could result in further cost increases. These cost increases will either require us to increase prices or negatively impact our profit margins. New or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for the homes we build.
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
We are subject to extensive and complex laws and regulations that affect land development, homebuilding and apartment development processes, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. These regulations often provide broad discretion to the administering governmental authorities as to the conditions that must be met prior to development or construction being approved, if they are approved at all. We are also subject to determinations by governmental authorities as to the adequacy of water or sewage facilities, roads and other local services with regard to particular residential communities. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay, or increase the costs of land development or home construction. Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our profit margins and adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have substantial homebuilding and multifamily operations.
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
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subject to the possibility of computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber intrusions. The risk of cyber intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, cyber intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. The increase in the frequency and scope of cyber-attacks during the pandemic exacerbates data security risks. Our increased use of remote work environments and virtual platforms in response to COVID-19 may also increase our risk of cyber-attack or data security breaches. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value.
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
Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, a variety of factors, such as the shutdown of large portions of our national economy in the second quarter of 2020 as a result of the COVID-19 pandemic, can change seasonal patterns. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of factors, including, among others, seasonal home buying patterns, the timing of home closings and land sales and weather-related problems.
We could suffer significant losses if there are reductions in the market value of our investments in publicly traded companies.
We have made investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry. Our investments in Opendoor Technologies, Inc. ("Opendoor"), Sunnova, Hippo Holdings, Inc. ("Hippo"), SmartRent, Inc. ("SmartRent") and Blend Labs, Inc. ("Blend") are carried on our books at their fair values, which will change depending on the value of the Company’s share holdings on the last day of each quarter. As a result, the Company’s net earnings could be significantly affected by mark to market gains or losses on the Company’s investments.
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
Stuart Miller, our Executive Chairman, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 35% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
The trading price of our Class B common stock has been substantially lower than that of our Class A common stock.
The only significant difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to ten votes per share, while the Class A common stock entitles holders to only one vote per share. However, for many years, the trading price of the Class B common stock on the NYSE has been substantially lower than the NYSE trading price of our Class A common stock. We believe this is because only a relatively small number of shares of Class B common stock are available for trading, which reduces the liquidity of the market for our Class B common stock to a point where many large investors are reluctant to invest in it. The limited liquidity could make it difficult for a holder of even a relatively small number of shares of our Class B common stock to dispose of the stock without materially reducing the trading price of the Class B common stock.
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

Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 28, 2022:

Name	Position	Age
Stuart Miller	Executive Chairman	64
Rick Beckwitt	Co-Chief Executive Officer and Co-President	62
Jonathan M. Jaffe	Co-Chief Executive Officer and Co-President	62
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	61
Mark Sustana	Vice President, General Counsel and Secretary	60
David M. Collins	Vice President and Controller	52
Jeff J. McCall	Executive Vice President	50
Mr. Miller has served as our Executive Chairman since April 2018. Before that time, Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves as non-employee Executive Chairman on the Board of Directors of Five Point Holdings, LLC and a member of the Board of Directors of Doma Holdings, Inc.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2021, the last reported sale price of our Class A and Class B common stock on the NYSE was $116.16 and $95.62, respectively. As of December 31, 2021, there were approximately 1,629 and 844 holders of record of our Class A and Class B common stock, respectively.
On January 12, 2022, our Board of Directors increased the annual dividend rate to $1.50 per share, resulting in a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock. The dividend is payable on February 10, 2022 to holders of record at the close of business on January 27, 2022.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2021:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2021	1,245,420	$98.61	1,245,000	19,745,000
October 1 to October 31, 2021	7,466,076	$96.56	7,466,076	22,697,884
November 1 to November 30, 2021	1,289,481	$103.74	1,288,924	21,408,960
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due.
(2)In January 2021, our Board of Directors authorized a stock repurchase program, which replaced a January 2019 stock repurchase program, under which we were authorized to purchase up to the lesser of $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. The repurchase authority had no expiration date. In October 2021, the Board of Directors authorized an increase to the stock repurchase program to enable us to repurchase up to the lesser of an additional $1.0 billion in value, excluding commission, or 25 million shares, of our outstanding Class A or Class B common stock. The repurchase authority has no expiration date. Shortly after the new authorization, the January 2021 stock repurchase program was completed as we had purchased the $1.0 billion in value authorized under that stock repurchase program.
The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2016 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2016=$100)
$400
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Market Index

	2016	2017	2018	2019	2020	2021
Lennar Corporation	$100	148	103	144	183	256
Dow Jones U.S. Home Construction Index	$100	179	127	186	227	318
Dow Jones U.S. Total Market Index	$100	102	107	124	147	186

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our audited consolidated financial statements and accompanying notes included elsewhere in this Report. It also should be read in conjunction with the disclosure under “Special Note Regarding Forward-Looking Statements” in Part I of this Form 10-K.
Outlook
While supply chain challenges continued to dominate both the homebuilding and the broader economic narrative in 2021, we were extremely pleased with our performance this year. The demand for housing continues to be strong, while the supply of new and existing homes continues to be constrained. New home construction cannot ramp up quickly enough to fill the void of the underproduction of homes for the past decade, and short supply is likely to remain for some time to come. Even though home prices have moved much higher, overall affordability remains strong as interest rates are still very attractive. Personal savings for deposits are strong and wages seem to be rising faster than monthly payments. However, those higher wages are starting to be reflected in government numbers and, unfortunately, in inflation as well. Millennials are moving out of their parents’ homes and forming families, while large numbers of apartment dwellers are seeking first-time single-family homes. First-time homes are selling at higher prices, and appreciated equity is enabling first-time move-ups. The iBuyer and single-family for rent participants are providing additional liquidity to the marketplace for homes, as they evolve and provide ever more frictionless transactions.
While the housing market remains very strong in all of our major markets, our ability to actually execute and deliver results has been tested by the supply chain challenges for both land and construction, the workforce that is short in numbers while driven to produce more, and the never-ending competition for scarce entitled land assets. The supply chain issues will continue into the first quarter of 2022 and beyond. But we expect that as we enter the second half of the year, we will be less affected by supply chain disruptions, in part because of the greater number of homes we are starting, the lessons learned and incorporated in our Builder of Choice relationships with suppliers and trades, and the simplicity embedded in our Everything's Included® home offerings. We remain focused on orderly, targeted growth, with our sales pace tightly matched with the numbers of homes we can build, which enables price appreciation to offset future cost escalations and therefore maximize margins.
Although there have been some headwinds throughout the year, fiscal 2021 was an extraordinary year for our company. We established an operating plan that included cash flow generation and debt reduction in order to improve returns on capital and equity. We expect our first quarter community count to be about 5% lower than year-end 2021 because of the shortages both of land and construction materials. However, we expect community count to start to increase in the second quarter, and we expect to end 2022 with a low double-digit increase in community count year-over-year. We expect our deliveries for the first quarter of 2022 will be approximately 12,500 homes. We expect our gross margin to be about 26.75%, which reflects the impact of peak lumber prices from last year and less field expense leverage. We have remained focused on our optioned versus owned land strategy. We ended the year with a 3.0 years supply of land owned, compared to a 3.5 years supply of land owned at the same time last year, and our homesites controlled percentage increased to 59% from 39% in the prior year. Among other things, this has enabled us to reduce debt, such that our homebuilding debt-to-total capital ratio improved to 18.3% at year end, from 24.9% in the prior year.
We have articulated a drive and desire to have a strong focus on new technology-driven efficiencies in our core business. We invested in numerous new technologies, while eight prior investments were either sold or went public, which resulted in significant profits for the Company in 2021. Perhaps more importantly, we have invested in companies that have enabled improvement in our core business, while we have benefited both through the investments and through incorporation in our core. We are working to address the issues in supply chain, labor shortages, and production, using innovative technology in innovative ways.
We have continued to work on the structural components and organization of our proposed spin-off company as we focus on the strategy of becoming a pure-play homebuilding company. We have sufficient excess capacity and balance sheet to be able to spin off our well-established ancillary businesses, and we expect to complete a tax-free spin-off by the second or third quarter of 2022. To that end, in November 2021, we took our first significant step to complete the spin-off by formally filing a request for a private letter ruling from the Internal Revenue Service confirming that the spin-off would not result in taxation either to us or to our stockholders. We have concluded that the spin company will be an asset-light asset management business that will have a limited balance sheet. Three core verticals have been identified for the spin, and they are multifamily, single-family for rent, and land strategies. Each of these verticals already has raised third-party capital, and we are active asset managers.
We believe we have never been better positioned financially, organizationally and technologically to thrive and grow in this evolving high demand housing market. While difficulties in the supply chain present challenges for Lennar and the industry, the housing market remains strong, and supply of new and existing homes is very limited. We remain focused on an orderly, targeted growth strategy, with our sales pace tightly matched with our pace of production. We focus on gross margin by selling in step with production, while controlling costs, and reducing our SG&A, and therefore driving our net margin. As we look to 2022, we see continued strength in the market and double-digit growth for Lennar.
Results of Operations
Overview
Our net earnings attributable to Lennar were $4.4 billion, or $14.27 per diluted share ($14.28 per basic share) in 2021 and $2.5 billion, or $7.85 per diluted share ($7.88 per basic share) in 2020.
Financial information relating to our operations was as follows:

	Year ended November 30, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$25,348,105	—	—	—	—	25,348,105
Sales of land	167,913	—	—	—	—	167,913
Other revenues	29,224	898,745	665,232	21,457	—	1,614,658
Total revenues	25,545,242	898,745	665,232	21,457	—	27,130,676
Costs and expenses:
Costs of homes sold	18,562,213	—	—	—	—	18,562,213
Costs of land sold	143,631	—	—	—	—	143,631
Selling, general and administrative	1,796,697	—	—	—	—	1,796,697
Other costs and expenses	—	407,731	652,810	30,955	—	1,091,496
Total costs and expenses	20,502,541	407,731	652,810	30,955	—	21,594,037
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net	(14,205)	—	9,031	61,957	—	56,783
Homebuilding other income, net	3,266	—	—	—	—	3,266
Lennar Other realized and unrealized gains	—	—	—	680,576	—	680,576
Operating earnings	5,031,762	491,014	21,453	733,035	—	6,277,264
Corporate general and administrative expenses	—	—	—	—	398,381	398,381
Charitable foundation contribution	—	—	—	—	59,825	59,825
Earnings before income taxes	$5,031,762	491,014	21,453	733,035	(458,206)	5,819,058

	Year ended November 30, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$20,840,159	—	—	—	—	20,840,159
Sales of land	123,365	—	—	—	—	123,365
Other revenues	17,612	890,311	576,328	41,079	—	1,525,330
Total revenues	20,981,136	890,311	576,328	41,079	—	22,488,854
Costs and expenses:
Costs of homes sold	16,092,069	—	—	—	—	16,092,069
Costs of land sold	172,480	—	—	—	—	172,480
Selling, general and administrative	1,697,095	—	—	—	—	1,697,095
Other costs and expenses	—	470,777	575,581	6,744	—	1,053,102
Total costs and expenses	17,961,644	470,777	575,581	6,744	—	19,014,746
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net	(836)	—	21,934	(44,669)	—	(23,571)
Financial Services gain on deconsolidation	—	61,418	—	—	—	61,418
Homebuilding other expense, net	(29,749)	—	—	—	—	(29,749)
Operating earnings	2,988,907	480,952	22,681	(10,334)	—	3,482,206
Corporate general and administrative expenses	—	—	—	—	333,446	333,446
Charitable foundation contribution	—	—	—	—	24,972	24,972
Earnings (loss) before income taxes	$2,988,907	480,952	22,681	(10,334)	(358,418)	3,123,788

2021 versus 2020
Revenues from home sales increased 22% in the year ended November 30, 2021 to $25.3 billion from $20.8 billion in the year ended November 30, 2020. Revenues were higher primarily due to a 13% increase in the number of home deliveries and an 8% increase in the average sales price. New home deliveries increased to 59,825 homes in the year ended November 30, 2021 from 52,925 homes in the year ended November 30, 2020 as a result of an increase in home deliveries in all our homebuilding segments. The average sales price of homes delivered was $424,000 in the year ended November 30, 2021, compared to $395,000 in the year ended November 30, 2020 as a result of price appreciation in all of our homebuilding segments as a result of the current market conditions.
Gross margins on home sales were $6.8 billion, or 26.8%, in the year ended November 30, 2021, compared to $4.7 billion, or 22.8%, in the year ended November 30, 2020. The gross margin percentage on home sales increased primarily as a result of price appreciation as the increase in revenues per square foot outpaced the increase in costs per square foot.
Selling, general and administrative expenses were $1.8 billion in the year ended November 30, 2021, compared to $1.7 billion in the year ended November 30, 2020. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.1% in the year ended November 30, 2021, from 8.1% in the year ended November 30, 2020, primarily due to a decrease in broker commissions and benefits of the Company's technology efforts.
Operating earnings for our Financial Services segment were $491.0 million ($490.4 million net of noncontrolling interests) in the year ended November 30, 2021, compared to $481.0 million ($495.0 million net of noncontrolling interests) in the year ended November 30, 2020. The year ended November 30, 2020 included a $61.4 million gain on the deconsolidation of a previously consolidated entity. Excluding this fiscal 2020 gain, the improvement in operating earnings during the year ended November 30, 2021 was primarily due to an increase in volume and margin in our title businesses, partially offset by lower mortgage net margins driven by a more competitive mortgage market.
Operating earnings for our Multifamily segment were $21.5 million in the year ended November 30, 2021, compared to $22.7 million in the year ended November 30, 2020. Operating earnings for our Lennar Other segment were $733.0 million in the year ended November 30, 2021, compared to an operating loss of $10.3 million in the year ended November 30, 2020. The operating earnings for the year ended November 30, 2021 were primarily due to mark to market gains on our strategic technology investments that went public during the year and the sale of our solar business.
During the year ended November 30, 2021, we retired $1.15 billion aggregate principal amount of senior notes which included $600 million aggregate principal amount of our 4.125% senior notes due January 2022 at par, retired early, at a premium, $250 million aggregate principal amount of our 5.375% senior notes due October 2022 and $300 million aggregate principal amount of our 6.25% senior notes due December 2021.
For the years ended November 30, 2021 and 2020, we had a tax provision of $1.4 billion and $656.2 million, respectively, which resulted in an overall effective income tax rate of 23.5% and 21.0%, respectively. The overall effective income tax rate was lower in 2020 primarily due to the retroactive extension of the new energy efficient home tax credit during the first quarter of 2020.
Homebuilding Segments
At November 30, 2021, our homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
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
Selected Financial and Operational Data

	Year Ended November 30, 2021
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$6,814,578	4,858,456	28.7%	$1,432,242	10,835	7,161	308	4,886	1,455,432
Central	4,807,194	3,731,567	22.4%	713,229	4,271	1,977	1,088	(146)	720,419
Texas	3,204,609	2,238,204	30.2%	725,065	6,347	1,630	498	(3,075)	730,465
West	10,503,305	7,694,870	26.7%	2,179,980	1,394	4,778	5,388	906	2,192,446
Other (2)	18,419	39,116	(112.4)%	(61,321)	1,435	13,678	(21,487)	695	(67,000)
Totals	$25,348,105	18,562,213	26.8%	$4,989,195	24,282	29,224	(14,205)	3,266	5,031,762

	Year Ended November 30, 2020
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$5,689,419	4,269,452	25.0%	$929,181	2,587	6,404	4,189	(9,064)	933,297
Central	4,084,514	3,265,086	20.1%	481,697	(544)	2,787	792	(1,803)	482,929
Texas	2,640,762	1,974,375	25.2%	416,520	6,994	1,292	782	(3,994)	421,594
West	8,400,942	6,535,718	22.2%	1,268,716	(34,713)	6,083	4,635	(3,227)	1,241,494
Other (2)	24,522	47,438	(93.5)%	(45,119)	(23,439)	1,046	(11,234)	(11,661)	(90,407)
	$20,840,159	16,092,069	22.8%	$3,050,995	(49,115)	17,612	(836)	(29,749)	2,988,907
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenues to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2021	2020	2021	2020	2021	2020
East	18,879	16,976	$6,846,153	5,725,481	$363,000	337,000
Central	12,138	10,684	4,807,195	4,084,514	396,000	382,000
Texas	10,939	9,425	3,204,609	2,640,762	293,000	280,000
West	17,850	15,814	10,503,304	8,400,943	588,000	531,000
Other	19	26	18,419	24,522	969,000	943,000
Total	59,825	52,925	$25,379,680	20,876,222	$424,000	394,000
Of the total homes delivered listed above, 95 homes with a dollar value of $31.6 million and an average sales price of $332,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2021, compared to 112 home deliveries with a dollar value of $36.1 million and an average sales price of $322,000 for the year ended November 30, 2020.
New Orders (1):

	At November 30,		Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2021	2020	2021	2020	2021	2020	2021	2020
East	345	323	20,566	17,299	$7,908,164	6,010,047	$385,000	347,000
Central	302	285	12,871	11,905	5,366,197	4,602,720	417,000	387,000
Texas	241	213	12,382	10,078	3,833,294	2,752,008	310,000	273,000
West	372	353	18,703	16,868	11,725,035	9,005,958	627,000	534,000
Other	3	3	21	19	20,513	17,917	977,000	943,000
Total	1,263	1,177	64,543	56,169	$28,853,203	22,388,650	$447,000	399,000
Of the total new orders listed above, 136 homes with a dollar value of $48.8 million and an average sales price of $359,000 represent new orders from unconsolidated entities for the year ended November 30, 2021, compared to 119 new orders with a dollar value of $37.3 million and an average sales price of $314,000 for the year ended November 30, 2020.
(1)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2021 and 2020.
Backlog:

	At November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2021	2020	2021	2020	2021	2020
East (1)	7,932	6,013	$3,448,719	2,310,935	$435,000	384,000
Central	5,104	4,371	2,321,174	1,762,172	455,000	403,000
Texas	4,266	2,823	1,453,270	824,584	341,000	292,000
West	6,465	5,612	4,135,161	2,913,432	640,000	519,000
Other	4	2	3,942	1,848	986,000	924,000
Total	23,771	18,821	$11,362,266	7,812,971	$478,000	415,000
Of the total homes in backlog listed above, 79 homes with a backlog dollar value of $28.6 million and an average sales price of $363,000 represent the backlog from unconsolidated entities at November 30, 2021, compared to 38 homes with a backlog dollar value of $11.5 million and an average sales price of $302,000 at November 30, 2020.
(1)During the year ended November 30, 2021, we acquired 232 homes in backlog.
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

Homebuilding East: Revenues from home sales increased in 2021 compared to 2020, primarily due to an increase in the number of home deliveries in all the states of the segment except for Pennsylvania and an increase in the average sales price in all the states of the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The decrease in the number of home deliveries in Pennsylvania was primarily due to a decrease in the number of communities as a result of the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.
Homebuilding Central: Revenues from home sales increased in 2021 compared to 2020, primarily due to an increase in the number of home deliveries in all the states of the segment and an increase in the average sales price in all the states of the segment, except in Virginia. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Virginia was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. Gross margin percentage on home sales for the year ended November 30, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.
Homebuilding Texas: Revenues from home sales increased in 2021 compared to 2020, primarily due to an increase in the number of home deliveries and an increase in the average sales price. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.
Homebuilding West: Revenues from home sales increased in 2021 compared to 2020, primarily due to an increase in the number of home deliveries and average sales price in all the states of the segment. The increase in the number of deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home sales for the year ended November 30, 2021 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services:

	Years Ended November 30,
(Dollars in thousands)	2021	2020
Dollar value of mortgages originated	$13,247,100	12,939,200
Number of mortgages originated	38,100	40,000
Mortgage capture rate of Lennar homebuyers	75%	80%
Number of title and closing service transactions	67,500	61,100
At November 30, 2021 and 2020, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $157.8 million and $164.2 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Consolidated Financial Statements.

LMF Commercial
LMF Commercial originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial originated commercial loans as follows:

	November 30,
(Dollars in thousands)	2021	2020
Originations (1)	$770,107	703,777
Sold	931,023	705,089
Securitizations	6	5
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
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheet	November 30,
(In thousands)	2021	2020
Multifamily investments in unconsolidated entities	$654,029	724,647
Lennar's net investment in Multifamily	976,676	906,632

Statement of Operations	November 30,
(Dollars in thousands)	2021	2020
Number of operating properties/investments sold through joint ventures	1	5
Lennar's share of gains on the sale of operating properties/investments	$14,784	21,114
The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2021 are included below:

	November 30, 2021
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$254,732	320,565
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,149,357	1,201,475
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,031	362,913
Lennar's remaining commitments	4,985	18,087
Distributions to Lennar during the year ended November 30, 2021	67,197	9,672
Our Multifamily segment had equity investments in unconsolidated entities. The details of the Multifamily segment's equity investments in unconsolidated entities and the development activities as of November 30, 2021 were as follows:

(Dollars in thousands)	November 30, 2021
Under construction/owned	17
Partially completed and leasing	6
Completed and operating	43
Total unconsolidated joint ventures	66
Total development costs	$7,900,000

As of November 30, 2021, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $8.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
Despite widespread reductions in economic activity due to the COVID-19 pandemic, the properties in which the Multifamily segment has investments did not, overall, experience significant increases in vacancies or in delinquent rent payments to date.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to the sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. As of November 30, 2021 and 2020, our balance sheet had $1.5 billion and $521.7 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $346.3 million and $387.1 million, respectively. The increase in assets during the year ended November 30, 2021 was due to an increase in the value of our strategic technology investments in equity securities, primarily managed by our LENX subsidiary. This increase was largely related to our strategic investments in Opendoor, Hippo, and SmartRent. For the years ended November 30, 2020 and 2019, there were no mark to market gains on our strategic investments in technology companies. During the year ended November 30, 2021, we completed the sale of our residential solar business to Sunnova for shares in Sunnova. The following is a detail of Lennar Other realized and unrealized gains (losses):

Year Ended
November 30,
(In thousands)	2021
Opendoor (OPEN) mark to market	$239,312
Hippo (HIPO) mark to market	207,634
SmartRent (SMRT) mark to market	79,483
Sunnova (NOVA) mark to market	(8,883)
Blend Labs (BLND) mark to market	(6,744)
Gain on sale of solar business	158,069
Other realized gains	11,705
$680,576
At November 30, 2021 and 2020, the carrying value of Lennar Other's commercial mortgage-backed securities ("CMBS") was $41.7 million and $53.5 million, respectively. These securities were purchased at discount rates ranging from 33% to 55% with coupon rates ranging from 2.8% to 3.4%, stated and assumed final distribution dates between September 2025 and October 2026, and stated maturity dates between November 2049 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2021 and 2020. We classify these securities as held-for-sale at November 30, 2021 and 2020.
Financial Condition and Capital Resources
At November 30, 2021, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $3.0 billion, compared to $2.9 billion at November 30, 2020.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At November 30, 2021, we had $2.7 billion of Homebuilding cash and cash equivalents and no outstanding borrowings under our $2.5 billion revolving credit facility, thereby providing $5.2 billion of available capacity.
Operating Cash Flow Activities
During 2021 and 2020, cash provided by operating activities totaled $2.5 billion and $4.2 billion, respectively. During 2021, cash provided by operating activities was positively impacted by our net earnings, net of Lennar Other unrealized/realized gains of $681 million primarily due to mark to market gains on strategic investments that went public during the year ended November 30, 2021 (Opendoor, Hippo and SmartRent) and the sale of our solar business to Sunnova. In addition, there was an increase in accounts payable and other liabilities of $881 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $2.0 billion and an increase in receivables of $290 million.

During 2020, cash provided by operating activities was positively impacted by our net earnings, a decrease in inventories of $781 million, an increase in accounts payable and other liabilities of $266 million and a decrease in loans held-for-sale of $177 million primarily related to the sale of loans originated by Financial Services.
Investing Cash Flow Activities
During 2021 and 2020, cash used in investing activities totaled $105 million and $280 million, respectively. During 2021, our cash used in investing activities was primarily due to cash contributions of $408 million to unconsolidated entities, which primarily included (1) $251 million to Homebuilding unconsolidated entities (2) $72 million to Multifamily unconsolidated entities, and (3) $83 million to strategic technology investments included in the Lennar Other segment. In addition, we had $128 million of purchases of investment securities related to strategic technology investments in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $362 million, which primarily included (1) $177 million from Homebuilding unconsolidated entities (2) $128 million from Multifamily unconsolidated entities, and (3) $57 million from our Lennar Other segment, which included our unconsolidated Rialto real estate funds and distributions from strategic investments.
During 2020, our cash used in investing activities was primarily due to cash contributions of $486 million to unconsolidated entities and the deconsolidation of a previously consolidated entity, which included (1) $167 million to Multifamily unconsolidated entities, (2) $104 million to Homebuilding unconsolidated entities, (3) $63 million to the strategic technology investments included in the Lennar Other segment; and (4) the derecognition of $152 million of cash as of the date of deconsolidation of a previously consolidated Financial Services entity. This was partially offset by distributions of capital from unconsolidated entities of $221 million, which primarily included (1) $93 million from Multifamily unconsolidated entities, (2) $75 million from Homebuilding unconsolidated entities, (3) $1 million from strategic technology ventures, and (4) $44 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Financing Cash Flow Activities
During 2021 and 2020, our cash used in financing activities totaled $2.4 billion and $2.4 billion, respectively. During 2021, our cash used in financing activities was primarily impacted by (1) redemption of $600 million aggregate principal amount of our 4.125% senior notes due January 2022 at par, (2) retired early, at a premium, $250 million aggregate principal amount of our 5.375% senior notes due October 2022, (3) $300 million aggregate principal amount of our 6.25% senior notes due December 2021, (4) $195 million principal payments on notes payable and other borrowings, (5) repurchase of our common stock for $1.4 billion, which included $1.4 billion of repurchases of our stock under our repurchase program and $65 million of repurchases related to our equity compensation plan, and (6) $310 million of dividend payments. These were partially offset by (1) $344 million of net proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks, (2) $262 million of net borrowings under our Financial Services warehouse facilities, and (3) receipts related to noncontrolling interests of $70 million.
During 2020, our cash used in financing activities was primarily impacted by (1) redemption of $300 million aggregate principal amount of our 2.95% senior notes due November 2020, (2) redemption of $400 million aggregate principal amount of our 8.375% senior notes due January 2021, (3) redemption of $500 million aggregate principal amount of our 4.75% senior notes due April 2021, (4) redemption of $300 million aggregate principal amount of our 6.625% senior notes due May 2020, (5) $605 million principal payments on notes payable and other borrowings, (6) repurchase of our common stock for $322 million, which included $289 million of repurchases of our stock under our repurchase program and $33 million of repurchases related to our equity compensation plan, (7) $282 million of net repayments under our Financial Services warehouse facilities, and (8) $195 million of dividend payments. This was partially offset by (1) $346 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks, (2) $177 million of receipts related to noncontrolling interests, and (3) $93 million of proceeds from other borrowings.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2021	2020
Homebuilding debt	$4,652,338	5,955,758
Stockholders’ equity	20,816,425	17,994,856
Total capital	$25,468,763	23,950,614
Homebuilding debt to total capital	18.3%	24.9%
Homebuilding debt	$4,652,338	5,955,758
Less: Homebuilding cash and cash equivalents	2,735,213	2,703,986
Net Homebuilding debt	$1,917,125	3,251,772
Net Homebuilding debt to total capital (1)	8.4%	15.3%
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
At November 30, 2021, Homebuilding debt to total capital was lower compared to November 30, 2020, primarily as a result of a decrease in Homebuilding debt due to debt pay downs and an increase in stockholders' equity due to net earnings, partially offset by share repurchases.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. We have announced an intention to spin off our multifamily and single family rental asset management businesses and some of our investment assets.
Our Homebuilding senior notes and other debts payable are summarized within Note 4 of the Notes to Consolidated Financial Statements.
At November 30, 2021, we had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.5 billion maturing in 2024, that included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The credit agreement provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2021 and 2020, we had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants at November 30, 2021. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
We often post letters of credit instead of making cash deposits for option contracts and for similar purposes. We often are required to post surety bonds to guarantee completion of projects, particularly when municipal authorities are involved. Our outstanding letters of credit and surety bonds are described below:

	November 30,
(In thousands)	2021	2020
Performance letters of credit	$924,584	752,096
Financial letters of credit	425,843	283,193
Surety bonds	3,553,047	3,087,711
Anticipated future costs primarily for site improvements related to performance surety bonds	1,690,861	1,584,642

Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	November 30,
(Dollars in thousands)	2021	2020
Homebuilding average debt outstanding	$5,711,100	7,594,961
Average interest rate	4.9%	4.9%
Interest incurred	$275,091	353,403
Under our Credit Facility agreement (the "Credit Agreement"), we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Agreement, which involves adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $7.1 billion plus the sum of 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2019, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 28, 2019, minus the lesser of 50% of the amount paid after April 11, 2019 to repurchase common stock and $375 million. We are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2021.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2021:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2021
Minimum net worth test	$10,416,935	13,758,218
Maximum leverage ratio	65.0%	12.5%
Liquidity test (1)	1.00	10.85
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
At November 30, 2021, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
December 2021 (1)	$500,000
April 2022	700,000
July 2022	600,000
October 2022	500,000
Total - Residential facilities	$2,300,000
LMF Commercial facilities maturing:
December 2021 (1)	$400,000
November 2022	100,000
July 2023	50,000
Total - LMF Commercial facilities	$550,000
Total	$2,850,000
(1)Subsequent to November 30, 2021, the maturity date was extended to December 2022.

The Financial Services segment uses the residential warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by up to 80% interests in the originated commercial loans financed.

Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2021	2020
Borrowings under the residential facilities	$1,482,258	1,185,797
Collateral under the residential facilities	1,539,641	1,231,619
Borrowings under the LMF Commercial facilities	96,294	124,617

If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2021, our Board of Directors authorized a stock repurchase program, which replaced a January 2019 stock repurchase program, under which we were authorized to purchase up to the lesser of $1.0 billion in value, or 25.0 million in shares, of our outstanding Class A or Class B common stock. The repurchase authority had no expiration date. In October 2021, the Board of Directors authorized an increase to the stock repurchase program to enable us to repurchase up to the lesser of an additional $1.0 billion in value, or 25.0 million in shares, of our outstanding Class A or Class B common stock. The repurchase authority has no expiration date. Shortly after the new authorization, the January 2021 stock repurchase program was completed as we had purchased the $1.0 billion in value authorized under that stock repurchase program. The following table provides information about our repurchases of Class A and Class B common stock for the years ended November 30, 2021 and 2020:

	Years Ended
	November 30, 2021		November 30, 2020
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	13,910,000	100,000	4,250,000	115,000
Principal	$1,357,081	$8,197	$282,274	$6,155
Average price per share	$97.56	$81.97	$66.42	$53.52

During the year ended November 30, 2021, treasury stock increased by 14.7 million shares of Class A common stock and 0.1 million shares of Class B common stock primarily due to 14.0 million shares of common stock repurchased during the year through our stock repurchase program. During the year ended November 30, 2020, treasury stock increased by 4.9 million shares of Class A common stock and 0.1 million shares of Class B common stock primarily due to 4.4 million shares of common stock repurchased during the year through our stock repurchase program.
During the years ended November 30, 2021 and 2020, our Class A and Class B common stockholders received an aggregate per share annual dividend of $1.00 and $0.625, respectively. On January 12, 2022, our Board of Directors increased the annual dividend rate to $1.50 per share, resulting in a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock. The dividend is payable on February 10, 2022 to holders of record at the close of business on January 27, 2022.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2021 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 4 of the Notes to Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed. If the proposed spin-off of our multifamily and single family rental asset management businesses takes place, the subsidiaries involved in those businesses will no longer guarantee our senior notes.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2021 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with non-guarantor subsidiaries and related parties are separately disclosed:

(In thousands)	November 30, 2021	November 30, 2020
Due from non-guarantor subsidiaries	$4,187,044	2,655,503
Equity method investments	937,920	951,579
Total assets	30,750,296	27,695,067
Total liabilities	9,631,796	9,599,718

Year Ended
(In thousands)	November 30, 2021
Total revenues	$25,711,448
Operating earnings	5,143,250
Earnings before income taxes	4,690,105
Net earnings attributable to Lennar	3,592,305
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
At November 30, 2021, we had equity investments in 41 active homebuilding and land unconsolidated entities (of which four had recourse debt, 11 had non-recourse debt and 26 had no debt), compared to 38 active homebuilding and land unconsolidated entities at November 30, 2020. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2021.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2021. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$1,218,174	260,829	68,335	252,052	636,958	—
Land seller and CDD debt	5,102	—	—	—	—	5,102
Maximum recourse debt exposure to Lennar	5,307	3,599	—	—	1,708	—
Debt issuance costs	(11,862)	—	—	—	—	(11,862)
Total	$1,216,721	264,428	68,335	252,052	638,666	(6,760)
Multifamily - Investments in Unconsolidated Entities
At November 30, 2021, Multifamily had equity investments in 17 unconsolidated entities that are engaged in multifamily residential developments (of which 11 had non-recourse debt and 6 had no debt), compared to 22 unconsolidated entities at November 30, 2020. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2021 are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2021.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2021. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$3,430,807	586,964	1,034,645	682,946	1,126,252	—
Debt issuance costs	(23,445)	—	—	—	—	(23,445)
Total	$3,407,362	586,964	1,034,645	682,946	1,126,252	(23,445)
Lennar Other - Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled and have been recorded as revenues.
As of November 30, 2021 and 2020, we had strategic technology investments in unconsolidated entities of $145.6 million and $196.6 million, respectively, accounted for under the equity method of accounting.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options. Since fiscal year 2020, we have been increasing the percentage of our total homesites that we control through options rather than own.
As part of our focus on strategic relationships to further enhance our land lighter strategy, at the end of fiscal year 2020 we entered into an arrangement with a land bank investor group. The arrangement has a specified time land holding of 12 to 18 months. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it in the future back, if it is mutually beneficial to both parties. The maximum amount the investor group is committed to spend is $3.1 billion. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships we are discussing, are significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2021 and 2020:

	Controlled Homesites
November 30, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	87,083	—	87,083	51,041	138,124
Central	30,682	—	30,682	41,872	72,554
Texas	75,027	—	75,027	37,946	112,973
West	58,631	—	58,631	49,059	107,690
Other	—	6,086	6,086	2,043	8,129
Total homesites	251,423	6,086	257,509	181,961	439,470	3.0
% of total homesites			59%	41%

	Controlled Homesites
November 30, 2020	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	33,877	8,397	42,274	58,561	100,835
Central	17,525	110	17,635	41,950	59,585
Texas	23,156	—	23,156	34,497	57,653
West	24,714	2,848	27,562	49,357	76,919
Other	1,137	7,519	8,656	2,242	10,898
Total homesites	100,409	18,874	119,283	186,607	305,890	3.5
% of total homesites			39%	61%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 8 of the Notes to Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2021:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - Senior notes and other debts payable (1)	$4,641,511	718,279	1,634,364	994,226	1,294,642
Financial Services - Notes and other debts payable	1,726,026	1,574,226	4,326	—	147,474
Interest commitments under interest bearing debt (2)	831,237	230,272	352,409	182,234	66,322
Operating leases obligations	184,145	40,387	52,109	32,767	58,882
Other contractual obligations (3)	129,158	75,935	53,223	—	—
Total contractual obligations (4)	$7,512,077	2,639,099	2,096,431	1,209,227	1,567,320
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2021.
(3)Amounts include $5.0 million and $18.1 million remaining equity investment commitments to LMV I and LMV II, respectively, for future expenditures related to the construction and development of the projects and $106.1 million remaining equity investment commitment to the Upward America Venture.
(4)Total contractual obligations exclude our gross unrecognized tax benefits and accrued interest and penalties totaling $72.2 million as of November 30, 2021, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduces our financial risk and costs of capital associated with land holdings. At November 30, 2021, we had access to

257,509 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2021, we had $1.2 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $175.9 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2021, we had letters of credit outstanding in the amount of $1.4 billion (which included the $175.9 million of letters of credit discussed above). Details on our letters of credit outstanding and outstanding surety bonds are included in Note 4 of the Notes to Consolidated Financial Statements.
Our Financial Services segment had a pipeline of loan applications in process of $5.6 billion at November 30, 2021. Loans in process for which interest rates were committed to the borrowers totaled approximately $833.1 million as of November 30, 2021. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2021, we had open commitments amounting to $1.9 billion to sell MBS with varying settlement dates through February 2022 and there were no open futures contracts.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:
Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Multifamily activities and general operating needs primarily with cash generated from operations and debt, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered in the 2008 - 2010 economic downturn.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. For example, in 2020, the shutdown of large portions of our national economy in March and April due to the COVID-19 pandemic temporarily reduced our home sales, and therefore altered our normal seasonal pattern.
Interest Rates and Changing Prices
Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and increase the costs of financing land development activities and housing construction. Rising interest rates as well as increased material and labor costs, may reduce gross margins. An increase in materials and labor costs would be particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.
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
Goodwill
We have recorded a significant amount of goodwill in connection with the 2018 acquisition of CalAtlantic. We record goodwill associated with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), we evaluate goodwill for potential impairment on at least an annual basis. We have the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. We believe that the accounting estimate for goodwill is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill represents our best estimate of future events.
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for our benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Consolidated Balance Sheets and disclosed in the notes to consolidated balance sheets. Contract liabilities include customer deposits liabilities related to sold but undelivered homes that are included in other liabilities in the Consolidated Balance Sheets. We periodically elect to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied, and revenue is recognized as title to and possession of the property are transferred to the buyer.
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
Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties, (2) for construction of homes for sale to third-party homebuyers or (3) for the construction and sale of multifamily rental properties. Our Homebuilding partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. Additionally, in recent years, we have invested in technology companies that are looking to improve the homebuilding and financial services industry in order to better serve homebuyers and homeowners and increase efficiencies. Our Multifamily partners are all financial partners.
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
Management looks at specific criteria and uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence, or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether the entity is a VIE or a voting interest entity and then whether we are the primary beneficiary or have control or significant influence. We believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners.
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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility and Financial Services’ and LMF Commercial’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities but do affect our earnings and cash flows.
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
The table below provides information at November 30, 2021 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2021. Weighted average variable interest rates are based on the variable interest rates at November 30, 2021.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2021

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	2021
ASSETS
Financial Services:
Loans held-for-investment, net:
Fixed rate	$1.0	1.1	1.1	1.1	1.2	31.6	37.1	37.1
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.6%	3.6%	—
Variable rate	$—	7.3	—	—	—	0.2	7.5	7.5
Average interest rate	—	4.9%	—	—	—	3.1%	4.8%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$718.3	104.4	1,530.0	591.4	402.8	1,294.6	4,641.5	5,046.7
Average interest rate	4.4%	4.2%	5.0%	4.8%	5.2%	4.9%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	147.5	147.5	148.3
Average interest rate	—	—	—	—	—	3.4%	3.4%	—

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
As of November 30, 2021, the carrying value of the Company’s consolidated VIE’s assets and non-recourse liabilities was $875.9 million and $61.9 million, respectively. Additionally, as of November 30, 2021, the carrying value of the Company’s investments in VIEs that are unconsolidated was $686.7 million.
We identified the consolidation and primary beneficiary assessment upon formation and the occurrence of reconsideration events of certain of the Company’s VIEs as a critical audit matter given the significant judgment required by management. This required a high degree of auditor judgment and an increased extent of audit effort due to the complexity of the entity structures and agreements.

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
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading joint venture board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP
Miami, Florida
January 28, 2022

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2021 and 2020

	2021 (1)	2020 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$2,735,213	2,703,986
Restricted cash	21,927	15,211
Receivables, net	490,278	298,671
Inventories:
Finished homes and construction in progress	10,446,139	8,593,399
Land and land under development	7,108,142	7,495,262
Consolidated inventory not owned	1,161,023	836,567
Total inventories	18,715,304	16,925,228
Investments in unconsolidated entities	972,084	953,177
Goodwill	3,442,359	3,442,359
Other assets	1,090,654	1,190,793
	27,467,819	25,529,425
Financial Services	2,964,367	2,708,118
Multifamily	1,311,747	1,175,908
Lennar Other	1,463,845	521,726
Total assets	$33,207,778	29,935,177
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.
As of November 30, 2021, total assets include $1.1 billion related to consolidated VIEs of which $60.9 million is included in Homebuilding cash and cash equivalents, $4.4 million in Homebuilding receivables, net, $14.3 million in Homebuilding finished homes and construction in progress, $697.1 million in Homebuilding land and land under development, $239.2 million in Homebuilding consolidated inventory not owned, $1.1 million in Homebuilding investments in unconsolidated entities, $17.4 million in Homebuilding other assets and $80.6 million in Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2021 and 2020

	2021 (2)	2020 (2)
	(Dollars in thousands except per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,321,247	1,037,338
Liabilities related to consolidated inventory not owned	976,602	706,691
Senior notes and other debts payable, net	4,652,338	5,955,758
Other liabilities	2,920,055	2,225,864
	9,870,242	9,925,651
Financial Services	1,906,343	1,644,248
Multifamily	288,930	252,911
Lennar Other	145,981	12,966
Total liabilities	12,211,496	11,835,776
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2021 and 2020 - 400,000,000 shares; Issued: 2021 - 300,500,075 shares; 2020 - 298,942,836 shares	30,050	29,894
Class B common stock of $0.10 par value per share; Authorized: 2021 and 2020 - 90,000,000 shares, Issued: 2021 - 39,443,168 shares; 2020 - 39,443,168 shares	3,944	3,944
Additional paid-in capital	8,807,891	8,676,056
Retained earnings	14,685,329	10,564,994
Treasury stock, at cost; 2021 - 38,586,961 shares of Class A common stock and 1,922,016 shares of Class B common stock; 2020 - 23,864,589 shares of Class A common stock and 1,822,016 shares of Class B common stock	(2,709,448)	(1,279,227)
Accumulated other comprehensive loss	(1,341)	(805)
Total stockholders’ equity	20,816,425	17,994,856
Noncontrolling interests	179,857	104,545
Total equity	20,996,282	18,099,401
Total liabilities and equity	$33,207,778	29,935,177
(2)As of November 30, 2021, total liabilities include $258.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $26.6 million is included in Homebuilding accounts payable, $196.6 million in Homebuilding liabilities related to consolidated inventory not owned, $20.1 million in Homebuilding senior notes and other debts payable, $12.3 million in Homebuilding other liabilities and $2.8 million in Multifamily liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2021, 2020 and 2019

	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$25,545,242	20,981,136	20,793,216
Financial Services	898,745	890,311	824,810
Multifamily	665,232	576,328	604,700
Lennar Other	21,457	41,079	36,835
Total revenues	27,130,676	22,488,854	22,259,561
Costs and expenses:
Homebuilding	20,502,541	17,961,644	18,245,700
Financial Services	407,731	470,777	600,168
Multifamily	652,810	575,581	599,604
Lennar Other	30,955	6,744	11,794
Corporate general and administrative	398,381	333,446	321,188
Charitable foundation contribution	59,825	24,972	19,926
Total costs and expenses	22,052,243	19,373,164	19,798,380
Homebuilding equity in loss from unconsolidated entities	(14,205)	(836)	(13,273)
Homebuilding other income (expense), net	3,266	(29,749)	(31,338)
Financial Services gain on deconsolidation	—	61,418	—
Multifamily equity in earnings from unconsolidated entities and other gain	9,031	21,934	11,294
Lennar Other equity in earnings (loss) from unconsolidated entities and other income (expense), net	61,957	(44,669)	6,428
Lennar Other realized and unrealized gains	680,576	—	—
Earnings before income taxes	5,819,058	3,123,788	2,434,292
Provision for income taxes	(1,362,509)	(656,235)	(592,173)
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	4,456,549	2,467,553	1,842,119
Less: Net earnings (loss) attributable to noncontrolling interests	26,438	2,517	(6,933)
Net earnings attributable to Lennar	$4,430,111	2,465,036	1,849,052
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$(536)	(851)	1,040
Reclassification adjustments for gains included in net earnings	—	(452)	(176)
Total other comprehensive income (loss), net of tax	$(536)	(1,303)	864
Total comprehensive income attributable to Lennar	$4,429,575	2,463,733	1,849,916
Total comprehensive income (loss) attributable to noncontrolling interests	$26,438	2,517	(6,933)
Basic earnings per share	$14.28	7.88	5.76
Diluted earnings per share	$14.27	7.85	5.74

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2021, 2020 and 2019

	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$29,894	29,712	29,499
Employee stock and director plans	156	182	213
Balance at November 30,	30,050	29,894	29,712
Class B common stock:
Beginning balance	3,944	3,944	3,944
Balance at November 30,	3,944	3,944	3,944
Additional paid-in capital:
Beginning balance	8,676,056	8,578,219	8,496,677
Employee stock and director plans	1,207	576	415
Amortization of restricted stock	135,090	107,131	86,940
Equity adjustment related to noncontrolling interests	(4,462)	(9,870)	(5,813)
Balance at November 30,	8,807,891	8,676,056	8,578,219
Retained earnings:
Beginning balance	10,564,994	8,295,001	6,487,650
Net earnings attributable to Lennar	4,430,111	2,465,036	1,849,052
Cumulative-effect of accounting change	—	—	9,753
Cash dividends - Class A common stock ($1.00 per share for 2021, $0.625 per share for 2020 and $0.16 per share for 2019)	(272,162)	(171,520)	(45,418)
Cash dividends - Class B common stock ($1.00 per share for 2021 and $0.625 per share for 2020 and $0.16 per share for 2019)	(37,614)	(23,523)	(6,036)
Balance at November 30,	14,685,329	10,564,994	8,295,001
Treasury stock, at cost:
Beginning balance	(1,279,227)	(957,857)	(435,869)
Employee stock and directors plans	(64,662)	(32,855)	(29,049)
Purchases of treasury stock	(1,365,559)	(288,515)	(492,939)
Balance at November 30,	(2,709,448)	(1,279,227)	(957,857)
Accumulated other comprehensive income (loss):
Beginning balance	(805)	498	(366)
Total other comprehensive income (loss), net of tax	(536)	(1,303)	864
Balance at November 30,	(1,341)	(805)	498
Total stockholders’ equity	20,816,425	17,994,856	15,949,517
Noncontrolling interests:
Beginning balance	104,545	84,313	101,422
Net earnings (loss) attributable to noncontrolling interests	26,438	2,517	(6,933)
Receipts related to noncontrolling interests	69,675	176,617	27,859
Payments related to noncontrolling interests	(24,605)	(42,349)	(43,734)
Non-cash consolidations/deconsolidations, net	—	(114,712)	8,894
Non-cash purchase or activity of noncontrolling interests, net	3,804	(1,841)	(3,195)
Balance at November 30,	179,857	104,545	84,313
Total equity	$20,996,282	18,099,401	16,033,830
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$4,456,549	2,467,553	1,842,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,954	94,553	92,200
Amortization of discount/premium and accretion on debt, net	(6,775)	(24,775)	(26,210)
Equity in (earnings) loss from unconsolidated entities	(48,993)	22,127	(2,528)
Distributions of earnings from unconsolidated entities	45,984	62,073	12,753
Share-based compensation expense	134,621	107,131	86,940
Deferred income tax expense	191,627	92,082	235,493
Unrealized (gain) loss on loans held-for-sale	14,449	(21,765)	(4,891)
Lennar Other unrealized/realized gains	(680,576)	—	—
(Gain) loss on sale of other assets, operating properties and equipment, CMBS bonds, other liabilities and real estate owned	(27,678)	(8,626)	(23,124)
(Gain) loss on deconsolidation/consolidation of an entity	—	(56,594)	48,874
Gain on sale of interest in unconsolidated entity and other Multifamily gain	(1,167)	(4,617)	(10,865)
Gain on sale of Financial Services' portfolio/businesses	(3,811)	(5,014)	(2,368)
(Gain) loss on retirement of senior notes and other debts payable	(2,204)	7,997	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	25,696	117,825	56,125
Changes in assets and liabilities:
(Increase) decrease in receivables	(289,776)	25,868	312,255
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,960,614)	781,362	(623,644)
(Increase) decrease in other assets	(121,036)	90,534	(69,699)
(Increase) decrease in loans held-for-sale	(160,785)	176,617	(426,448)
Increase (decrease) in accounts payable and other liabilities	881,309	266,488	(14,639)
Net cash provided by operating activities	$2,532,774	4,190,819	1,482,343
Cash flows from investing activities:
Net additions to operating properties and equipment	(65,172)	(72,752)	(86,497)
Proceeds from the sale of operating properties and equipment, other assets, CMBS bonds and real estate owned	41,551	33,934	79,307
Proceeds from sale of investment in consolidated/unconsolidated joint ventures	32,340	—	17,790
Proceeds from sale of Financial Services' portfolio/businesses	3,327	14,978	24,446
Investments in and contributions to unconsolidated entities/deconsolidation of previously consolidated entity	(408,183)	(486,217)	(436,325)
Distributions of capital from unconsolidated and consolidated entities	362,181	220,713	405,677
Proceeds from sale of commercial mortgage-backed securities bonds	11,307	3,248	—
Receipts of principal payments on loans receivable and other	—	—	2,382
Decrease (increase) in Financial Services loans held-for-investment, net	29,397	(3,122)	(3,516)
Purchases of investment securities	(128,162)	(45,548)	(36,261)
Proceeds from maturities/sales of investment securities	16,312	52,918	52,593
Other receipts, net	16	1,643	—
Net cash (used in) provided by investing activities	$(105,086)	(280,205)	19,596

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Cash flows from financing activities:
Net borrowings (repayments) under warehouse facilities	$262,107	(281,835)	166,552
Redemption of senior notes	(1,159,851)	(1,499,999)	(1,101,288)
Principal payments on notes payable and other borrowings	(195,212)	(604,995)	(189,479)
Proceeds from other borrowings	13,973	92,688	88,751
Proceeds from liabilities related to consolidated inventory not owned	694,185	346,406	—
Payments related to consolidated inventory not owned	(350,583)	—	—
(Payments) proceeds related to other liabilities, net	25,564	(116,541)	(3,850)
Receipts related to noncontrolling interests	69,675	176,617	27,859
Payments related to noncontrolling interests	(24,605)	(42,349)	(43,734)
Common stock:
Issuances	—	—	493
Repurchases	(1,430,212)	(321,524)	(523,074)
Dividends	(309,776)	(195,043)	(51,454)
Net cash used in financing activities	$(2,404,735)	(2,446,575)	(1,629,224)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,953	1,464,039	(127,285)
Cash and cash equivalents and restricted cash at beginning of year	2,932,730	1,468,691	1,595,976
Cash and cash equivalents and restricted cash at end of year	$2,955,683	2,932,730	1,468,691
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,735,213	2,703,986	1,200,832
Financial Services	167,021	116,171	234,113
Multifamily	16,850	38,963	8,711
Lennar Other	2,660	3,918	2,340
Homebuilding restricted cash	21,927	15,211	9,698
Financial Services restricted cash	12,012	54,481	12,022
Lennar Other restricted cash	—	—	975
	$2,955,683	2,932,730	1,468,691
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$47,720	97,336	49,870
Cash paid for income taxes, net	$1,140,858	402,180	261,445

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories, land under development and other assets financed by sellers	$141,319	120,796	101,300
Net non-cash contributions (distributions) to unconsolidated entities	27,880	97,281	156,075
Non-cash sale of operating properties and equipment and other assets	—	—	48,671
Non-cash right of use assets recognized due to adoption of ASU 2016-02	—	150,702	—
Non-cash lease liabilities recognized due to adoption of ASU 2016-02	—	159,717	—
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$—	(217,565)	—
Financial Services liabilities	—	115,175	—
Financial Services noncontrolling interests	—	102,390	—
Inventories	—	95,476	187,506
Receivables	—	—	102,959
Operating properties and equipment and other assets	—	6,870	53,412
Investments in unconsolidated entities	—	(68,290)	67,925
Notes payable	—	(44,924)	(383,212)
Other liabilities	—	(1,455)	(19,696)
Noncontrolling interests	—	12,323	(8,894)
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $74.2 million, $72.6 million and $84.3 million for the years ended November 30, 2021, 2020 and 2019, respectively.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services restricted cash consists of upfront deposits and application fees LMF Commercial receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan service provider on behalf of customers and lenders and is disbursed in accordance with agreements between the transacting parties.
Homebuilding cash and cash equivalents as of November 30, 2021 and 2020 included $940.4 million and $314.3 million, respectively, of cash held in escrow for approximately three days.
Receivables
At November 30, 2021 and 2020, Homebuilding accounts receivable related primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
conditions and other factors considered relevant by the Company. Balances for the years ended November 30, 2021 and 2020 are noted below:

	November 30,
(In thousands)	2021	2020
Accounts receivable	$245,004	133,560
Mortgages and notes receivable	247,805	167,909
	492,809	301,469
Allowance for credit losses	(2,531)	(2,798)
Receivables, net (1)	$490,278	298,671
(1)At November 30, 2021, receivables, net included an $85 million short-term loan due from Upward America that was repaid subsequent to November 30, 2021.
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,259 and 1,173 active communities, excluding unconsolidated entities, as of November 30, 2021 and 2020, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2021	4	1	$5,267	$11,849
2020	10	16	79,734	44,811
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the years ended November 30, 2021 and 2020:

	Years Ended November 30,
	2021	2020
Unobservable inputs		Range
Average selling price	$635,000	$201,000	-	$970,000
Absorption rate per quarter (homes)	11	3	-	15
Discount rate	20%	20%
The Company also has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until it has determined whether to exercise its option.
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
Goodwill
Goodwill is recorded with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. The fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from the Company's estimate, which would cause goodwill to be impaired. The annual goodwill impairment analysis was performed as of September 30, 2021 and no impairment was recorded.

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
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2021	2020
Operating properties (1)	$309,367	386,646
Leasehold improvements	56,620	57,084
Furniture, fixtures and equipment	172,774	145,307
	538,761	589,037
Accumulated depreciation and amortization	(198,855)	(177,519)
	$339,906	411,518
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
At November 30, 2021 and 2020, the Financial Services segment had investment securities classified as held-to-maturity totaling $157.8 million and $164.2 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years.
At November 30, 2021 and 2020, the Lennar Other segment had investment securities classified as held-for-sale totaling $41.7 million and $53.5 million, respectively. Additionally, the Lennar Other segment had investments in equity securities with a readily determinable fair value (publicly traded common stock), not accounted for under the equity method, that are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Lennar Other segment had investments in equity securities of $1.0 billion and $68.8 million, as of November 30, 2021 and 2020, respectively.
For equity method investments in the Lennar Other segment, the Company records the investment as Lennar Other investments in unconsolidated entities. The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There was no impairment recorded during the years ended November 30, 2021 and 2020.
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
During the years ended November 30, 2021, 2020 and 2019, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $275.1 million, $353.4 million and $422.7 million, respectively; interest capitalized into inventories was $254.9 million, $331.0 million and $405.1 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2021	2020	2019
Interest expense in costs of homes sold	$342,756	349,109	371,821
Interest expense in costs of land sold	2,475	2,594	5,554
Other interest expense (1)	20,142	22,401	17,620
Total interest expense	$365,373	374,104	394,995
(1)Included in Homebuilding other income (expense), net.
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
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2021 and 2020, the Company's net deferred tax assets included a valuation allowance of $2.7 million and $4.4 million, respectively. See Note 5 for additional information.
Other Liabilities
    Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2021 and 2020, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2021	2020
Warranty reserve, beginning of year	$341,765	294,138
Warranties issued	217,641	191,311
Adjustments to pre-existing warranties from changes in estimates (1)	29,436	29,461
Payments	(211,821)	(173,145)
Warranty reserve, end of year	$377,021	341,765
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2021 and 2020 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Certain insurable risks such as construction defects, general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve, net of

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
expected recoveries, as of November 30, 2021 and 2020 was $169.1 million and $125.4 million which is included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2021 and 2020.
Common Stock
During the year ended November 30, 2021, the Company’s Class A and Class B common stockholders received a per share annual dividend of $1.00. During the years ended 2020 and 2019, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.625 and $0.16, respectively. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2021, Stuart Miller, the Company’s Executive Chairman, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 35% voting power of the Company’s stock.
In January 2021, the Company's Board of Directors authorized a stock repurchase program, which replaced a January 2019 stock repurchase program, under which the Company was authorized to purchase up to the lesser of $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. The repurchase authority has no expiration date. In October 2021, the Board of Directors authorized an increase to the stock repurchase program to enable the Company to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of the Company's outstanding Class A or Class B common stock. The repurchase authority has no expiration date. Shortly after the new authorization, the January 2021 stock repurchase program was completed as the Company had purchased the $1 billion in value authorized under that stock repurchase program. The following table provides information about the Company’s repurchases of Class A and Class B common stock for the years ended November 30, 2021 and 2020:

	Years Ended
	November 30, 2021		November 30, 2020
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	13,910,000	100,000	4,250,000	115,000
Principal	$1,357,081	$8,197	$282,274	$6,155
Average price per share	$97.56	$81.97	$66.42	$53.52
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2021, 2020 and 2019, this amount was $29.4 million, $27.3 million and $24.5 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
(In thousands)	2021	2020	2019
Total compensation expense for nonvested share-based awards	$135,090	107,131	86,940

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2021, 2020 and 2019 was $80.95, $60.10 and $48.26, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2020	3,546,576	$55.01
Grants	1,562,138	$80.95
Vested	(1,829,016)	$57.56
Forfeited	(115,908)	$62.49
Nonvested shares at November 30, 2021	3,163,790	$66.07
At November 30, 2021, there was $118.5 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.7 years. For the years ended November 30, 2021, 2020 and 2019, 1.8 million, 1.4 million and 1.4 million nonvested shares, respectively, vested each year.
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
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2021 and 2020. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	Years Ended November 30,
(In thousands)	2021	2020
Loan origination liabilities, beginning of year	$7,569	9,364
Provision for losses	4,639	11,924
Payments/settlements	(538)	(13,719)
Loan origination liabilities, end of year	$11,670	7,569
Loans Held-for-Investment, Net
Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at the principal amount outstanding, net of unamortized discounts and allowance for loan losses. Discounts are amortized over the estimated lives of the loans using the interest method.
The Financial Services segment also provides an allowance for credit losses. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
contractor services which represents a performance obligation that the Company satisfies over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which generally results in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 was effective for the Company's fiscal year beginning December 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
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
New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019- 12 will be effective for the Company’s fiscal year beginning December 1, 2022. The Company believes, the adoption of ASU 2019-12 will not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2021 presentation. The Company reclassified the balance of its investment in Doma, formerly States Title, to which the Company sold the majority of the Financial Services segment's retail title agency business and title insurance underwriter in the first quarter of 2019, from the Financial Services segment to the Lennar Other segment in the consolidated balance sheets for all periods presented. This was reclassified to be included in the Company's strategic technology investments as the entity had announced that it would merge with a publicly traded special purpose acquisition company and during the year ended November 30, 2021 completed the merger and became a publicly traded entity. In addition, the Company reflected its contributions to its charitable foundation in a new line on its consolidated statements of operations for all periods presented. This was previously reflected in the Corporate general and administrative line. These reclassifications had no impact on the company's total assets, total equity, revenues or net earnings in its consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	November 30, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,735,213	167,021	16,850	2,660	2,921,744
Restricted cash	21,927	12,012	—	—	33,939
Receivables, net (1)	490,278	708,165	98,405	—	1,296,848
Inventories	18,715,304	—	454,093	—	19,169,397
Loans held-for-sale (2)	—	1,636,351	—	—	1,636,351
Investments in equity securities (3)				1,006,599	1,006,599
Investments available-for-sale (4)	—	—	—	41,654	41,654
Loans held-for-investments, net	—	44,582	—	—	44,582
Investments held-to-maturity	—	157,808	—	—	157,808
Investments in unconsolidated entities	972,084	—	654,029	346,270	1,972,383
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,090,654	48,729	88,370	66,662	1,294,415
	$27,467,819	2,964,367	1,311,747	1,463,845	33,207,778
Liabilities:
Notes and other debts payable, net	$4,652,338	1,726,026	—	—	6,378,364
Accounts payable and other liabilities	5,217,904	180,317	288,930	145,981	5,833,132
	$9,870,242	1,906,343	288,930	145,981	12,211,496

(In thousands)	November 30, 2020
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,703,986	116,171	38,963	3,918	2,863,038
Restricted cash	15,211	54,481	—	—	69,692
Receivables, net (1)	298,671	552,779	86,629	—	938,079
Inventories	16,925,228	—	249,920	—	17,175,148
Loans held-for-sale (2)	—	1,490,105	—	—	1,490,105
Investments in equity securities (3)	—	—	—	68,771	68,771
Investments available-for-sale (4)	—	—	—	53,497	53,497
Loans held-for-investments, net	—	72,626	—	—	72,626
Investments held-to-maturity	—	164,230	—	—	164,230
Investments in unconsolidated entities	953,177	—	724,647	387,097	2,064,921
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,190,793	68,027	75,749	8,443	1,343,012
	$25,529,425	2,708,118	1,175,908	521,726	29,935,177
Liabilities:
Notes and other debts payable, net	$5,955,758	1,463,919	—	1,906	7,421,583
Accounts payable and other liabilities	3,969,893	180,329	252,911	11,060	4,414,193
	$9,925,651	1,644,248	252,911	12,966	11,835,776
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2021 and November 30, 2020, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $100.1 million and $68.8 million without readily available fair values as of November 30, 2021 and November 30, 2020, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s segments was as follows:

	Year ended November 30, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated (2)	Total
Revenues	$25,545,242	898,745	665,232	21,457	—	27,130,676
Operating earnings	5,031,762	491,014	21,453	733,035	—	6,277,264
Corporate general and administrative expenses	—	—	—	—	(398,381)	(398,381)
Charitable foundation contribution	—	—	—	—	(59,825)	(59,825)
Earnings before income taxes	5,031,762	491,014	21,453	733,035	(458,206)	5,819,058

	Year ended November 30, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other (1)	Corporate and unallocated (2)	Total
Revenues	$20,981,136	890,311	576,328	41,079	—	22,488,854
Operating earnings (loss)	2,988,907	480,952	22,681	(10,334)	—	3,482,206
Corporate general and administrative expenses	—	—	—	—	(333,446)	(333,446)
Charitable foundation contribution	—	—	—	—	(24,972)	(24,972)
Earnings (loss) before income taxes	2,988,907	480,952	22,681	(10,334)	(358,418)	3,123,788

	Year ended November 30, 2019
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated (2)	Total
Revenues	$20,793,216	824,810	604,700	36,835	—	22,259,561
Operating earnings	2,502,905	224,642	16,390	31,469	—	2,775,406
Corporate general and administrative expenses	—	—	—	—	(321,188)	(321,188)
Charitable foundation contribution	—	—	—	—	(19,926)	(19,926)
Earnings before income taxes	2,502,905	224,642	16,390	31,469	(341,114)	2,434,292
(1)Operating loss for Lennar Other for the year ended November 30, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of COVID-19 and the economic shutdown.
(2)Corporate and unallocated expenses primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit and human resources. Also included are property expenses related to the leases of corporate offices, data processing, general corporate expenses and charitable foundation contribution to the Lennar Foundation.
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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including Five Point Holdings, LLC ("FivePoint")
The assets related to the Company's homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at November 30, 2021	$5,854,057	3,782,847	2,801,192	11,171,741	1,443,163	2,414,819	27,467,819
Balance at November 30, 2020	5,308,114	3,438,600	2,150,916	10,504,374	1,301,618	2,825,803	25,529,425
Financial information relating to the Company’s homebuilding segments was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended November 30, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$6,870,944	4,826,535	3,241,321	10,563,756	42,686	25,545,242
Operating earnings (loss)	1,455,432	720,419	730,465	2,192,446	(67,000)	5,031,762
Interest expense	90,314	58,899	28,764	176,633	10,763	365,373
Depreciation and amortization	24,531	16,118	9,821	49,691	1,238	101,399
Net additions to (disposals of) operating properties and equipment	219	239	(9)	26,375	14,950	41,774

	Year ended November 30, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,715,028	4,093,693	2,709,681	8,437,167	25,567	20,981,136
Operating earnings (loss)	933,297	482,929	421,594	1,241,494	(90,407)	2,988,907
Interest expense	93,245	58,777	29,901	178,498	13,683	374,104
Depreciation and amortization	21,504	13,659	9,366	50,316	249	95,094
Net additions to (disposals of) operating properties and equipment	955	(11,370)	712	165,869	(32)	156,134

	Year ended November 30, 2019
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,717,858	4,120,085	2,578,962	8,227,304	149,007	20,793,216
Operating earnings (loss)	830,619	431,372	285,874	1,050,850	(95,810)	2,502,905
Interest expense	96,569	64,104	37,144	183,906	13,272	394,995
Depreciation and amortization	20,623	11,356	8,395	45,456	369	86,199
Net additions to (disposals of) operating properties and equipment	(31,338)	89	950	63,803	(1,214)	32,290
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
At November 30, 2021, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
December 2021 (1)	$500,000
April 2022	700,000
July 2022	600,000
October 2022	500,000
Total - Residential facilities	$2,300,000
LMF Commercial facilities maturing:
December 2021 (1)	$400,000
November 2022	100,000
July 2023	50,000
Total - LMF Commercial facilities	$550,000
Total	$2,850,000

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)Subsequent to November 30, 2021, the maturity date was extended to December 2022.
The Financial Services segment uses the residential warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities, which are guaranteed by Lennar Corporation, finance LMF Commercial loan originations and securitization activities and are secured by up to 80% interests in the originated commercial loans financed.
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2021	2020
Borrowings under the residential facilities	$1,482,258	1,185,797
Collateral under the residential facilities	1,539,641	1,231,619
Borrowings under the LMF Commercial facilities	96,294	124,617
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
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	November 30,
(Dollars in thousands)	2021	2020
Originations (1)	$770,107	703,777
Sold	$931,023	705,089
Securitizations	6	5
(1)During both the year ended November 30, 2021 and 2020 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At November 30, 2021 and 2020, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the years ended November 30, 2021 or 2020. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	November 30, 2021	November 30, 2020
Carrying value	$157,808	164,230
Outstanding debt, net of debt issuance costs	$147,474	153,505
Incurred interest rate	3.4%	3.4%

	November 30, 2021
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
During the year ended November 30, 2021, the Company completed the sale of the Company's residential solar business to Sunnova Energy International Inc. ("Sunnova") for shares in Sunnova. The Company recorded a gain of $153.0 million upon the closing of the sale. The calculation of the gain included the fair value of 3.1 million shares in initial consideration received at closing and the fair value of potential shares to be received upon achievement of earnouts. The significant unobservable fair value assumptions used in the calculation were a terminal value multiple of 3 and a 15% discount rate. The fair value of the earnouts was also based on the probability of achieving full or partial earnouts.
The investments in Opendoor Technologies, Inc. ("Opendoor"), Sunnova, Hippo Holdings, Inc. ("Hippo"), SmartRent, Inc. ("SmartRent") and Blend Labs, Inc. ("Blend") are held at market and will therefore change depending on the value of the Company's share holdings in those entities on the last day of each quarter. For the years ended November 30, 2020 and 2019, there were no mark to market gains on our strategic investments in technology companies. The following is a detail of Lennar Other realized and unrealized gains (losses):

Year Ended
November 30,
(In thousands)	2021
Opendoor (OPEN) mark to market	$239,312
Hippo (HIPO) mark to market	207,634
SmartRent (SMRT) mark to market	79,483
Sunnova (NOVA) mark to market	(8,883)
Blend Labs (BLND) mark to market	(6,744)
Gain on sale of solar business	158,069
Other realized gains	11,705
$680,576
During the year ended November 30, 2021, Opendoor, Hippo, SmartRent and Blend began trading and the Company began to mark to market the Company's share holdings in the public entities. The mark to market recognition was due to the entities in which the Company holds the investments going public and the loss of a contractual right to a board seat, where applicable, during the year ended November 30, 2021 and the investments now being accounted for as investments in equity securities which are held at fair value and the changes in fair value are recognized through earnings. As of November 30, 2020,

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the investments, other than SmartRent since the first investment was made in fiscal 2021, were included in the Company's investments in unconsolidated entities and were accounted for using the equity method. In addition, as previously noted, Doma Holdings, Inc. ("Doma") went public during the third quarter of 2021. Doma is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of November 30, 2021, the Company owns approximately 25.0% of Doma and the carrying amount of the Company's investment is $53.7 million.
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
3. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in Company's Homebuilding unconsolidated entities were as follows:

	November 30,
(In thousands)	2021	2020
Investments in unconsolidated entities (1) (2)	$972,084	953,177
Underlying equity in unconsolidated entities' net assets (1)	1,301,719	1,269,701
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2021 and 2020, the carrying amount of the Company's investment was $381.6 million and $392.1 million, respectively.
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

	Years Ended November 30,
(In thousands)	2021	2020	2019
Land sales revenues (1)	$57,944	99,935	82,966
Management fees and reimbursement of expenses, net of deferrals	16,464	2,363	2,716
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
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.2 billion and $1.1 billion as of November 30, 2021 and 2020, respectively, of which the Company's maximum recourse exposure was $5.3 million and $4.9 million as of November 30, 2021 and 2020, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In a completion guarantee, the Company and its venture partners have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. As of November 30, 2021 and 2020, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $241.0 million and $183.3 million, respectively.
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2021 and 2020, the fair values of the repayment, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2021, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 4).
In the first quarter of 2021, the Company formed the Upward America Venture (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America has raised equity commitments totaling $1.25 billion primarily from institutional investors, including $125 million committed by Lennar. During the year ended November 30, 2021, Lennar delivered 1,457 homes to Upward America. Subsequent to November 30, 2021, the equity commitments were increased to $1.6 billion.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2021 and 2020, the fair value of the completion guarantees was immaterial. As of November 30, 2021 and 2020, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $855.2 million and $722.9 million, respectively.
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

	Years Ended November 30,
(In thousands)	2021	2020	2019
General contractor services, net of deferrals	$549,400	400,808	355,388
General contractor costs	533,398	383,649	340,081
Management fee income	56,573	56,253	53,597
The Multifamily segment includes Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2021 are included below:

	November 30, 2021
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$254,732	320,565
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,149,357	1,201,475
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,031	362,913
Lennar's remaining commitments	4,985	18,087
Distributions to Lennar during the year ended November 30, 2021	67,197	9,672
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method was as follows:

(In thousands)	November 30, 2021
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$460,901	25,972	430,807	917,680
Loans receivable	—	—	65,971	65,971
Real estate owned	—	—	279,200	279,200
Investment securities	—	—	2,461,788	2,461,788
Investments in partnerships	—	—	346,042	346,042
Inventories	4,666,454	—	—	4,666,454
Operating properties and equipment	44,802	6,406,500	—	6,451,302
Other assets	1,044,771	111,750	219,680	1,376,201
	$6,216,928	6,544,222	3,803,488	16,564,638
Liabilities and equity:
Accounts payable and other liabilities	$904,078	240,928	179,879	1,324,885
Debt (1)	1,216,721	3,407,362	399,632	5,023,715
Equity	4,096,129	2,895,932	3,223,977	10,216,038
	$6,216,928	6,544,222	3,803,488	16,564,638
Investments in unconsolidated entities	$972,084	654,029	346,270	1,972,383

(In thousands)	November 30, 2020
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$546,013	94,801	284,517	814,222
Loans receivable	—	—	95,281	95,281
Real estate owned	—	—	295,391	295,391
Investment securities	—	—	2,169,480	2,093,766
Investments in partnerships	—	—	260,721	260,721
Inventories	4,527,371	—	—	4,527,371
Operating properties and equipment	148,020	5,392,681	23,968	5,564,669
Other assets	862,875	115,968	1,263,881	2,077,942
	$6,084,279	5,603,450	4,393,239	15,729,363
Liabilities and equity:
Accounts payable and other liabilities	$866,812	219,522	190,384	1,117,447
Debt (1)	1,085,639	2,519,567	292,313	3,897,519
Equity	4,131,828	2,864,361	3,910,542	10,714,397
	$6,084,279	5,603,450	4,393,239	15,729,363
Investments in unconsolidated entities	$953,177	724,647	387,097	2,064,921
(1)Debt noted above is net of debt issuance costs. As of November 30, 2021 and 2020 this includes $11.9 million and $11.8 million, respectively, for Homebuilding, $23.4 million and $31.1 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

(In thousands)
Statement of Operations Years Ended:	Revenues	Cost and expenses	Other income (expense), net (1)	Net earnings (loss) of unconsolidated entities	Equity in earnings (loss) from unconsolidated entities
November 30, 2021	$1,383,266	1,448,775	187,625	122,116	48,993
November 30, 2020	1,362,686	1,221,873	(244,680)	(103,867)	(13,939)
November 30, 2019	782,712	774,550	347,018	355,180	13,393
(1)Other income (expense), net included realized and unrealized gains (losses) on investments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2021	2020
4.750% senior notes due 2022	$573,840	572,724
4.875% senior notes due December 2023	398,345	397,347
4.500% senior notes due 2024	648,253	647,528
5.875% senior notes due 2024	438,810	443,484
4.750% senior notes due 2025	498,446	498,002
5.25% senior notes due 2026	405,497	406,709
5.00% senior notes due 2027	352,124	352,508
4.75% senior notes due 2027	895,510	894,760
6.25% senior notes due December 2021	—	305,221
4.125% senior notes due 2022	—	598,876
5.375% senior notes due 2022	—	255,342
Mortgage notes on land and other debt	441,513	583,257
	$4,652,338	5,955,758
The carrying amounts of the senior notes listed above are net of debt issuance costs of $11.0 million and $15.9 million, as of November 30, 2021 and 2020, respectively.
In June 2021, the Company retired $300 million aggregate principal amount of its 6.25% senior notes due December 2021 at par. In October 2021, the Company retired $600 million aggregate principal amount of its 4.125% senior notes due January 2022 at par. In November 2021, the Company retired early, at a premium, $250 million aggregate principal amount of its 5.375% senior notes due October 2022. The loss on early retirement of the $250 million senior notes was $7.4 million.
At November 30, 2021, the Company had an unsecured revolving credit facility (the "Credit Facility") with maximum borrowings of $2.5 billion maturing in 2024, that included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2021 and 2020, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2021. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2021, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are described below:

	November 30,
(In thousands)	2021	2020
Performance letters of credit	$924,584	752,096
Financial letters of credit	425,843	283,193
Surety bonds	3,553,047	3,087,711
Anticipated future costs primarily for site improvements related to performance surety bonds	1,690,861	1,584,642

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The terms of each of the Company's senior notes outstanding at November 30, 2021 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Dates Issued
(Dollars in thousands)
4.750% senior notes due 2022	$575,000	$567,585	(4)	October 2012, February 2013, April 2013
4.875% senior notes due December 2023	400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017
(1)Interest is payable semi-annually for each of the series of senior notes. The senior notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
(2)The Company generally has historically used the net proceeds for working capital and general corporate purposes, which can include the repayment or repurchase of other outstanding senior notes.
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
At November 30, 2021, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 8.0% with an average interest rate of 4.0%. At November 30, 2021 and 2020, the carrying amount of the mortgage notes on land and other debt was $441.5 million and $583.3 million, respectively. During the years ended November 30, 2021 and 2020, the Company retired $195.2 million and $555.6 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2021 and thereafter are as follows:

(In thousands)	Debt Maturities
2022	$718,279
2023	104,387
2024	1,529,977
2025	591,432
2026	402,794
Thereafter	1,294,642
The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2021	2020	2019
Current:
Federal	$924,474	428,907	298,701
State	245,941	135,246	53,400
	$1,170,415	564,153	352,101
Deferred:
Federal	$149,349	59,065	165,080
State	42,745	33,017	74,992
	192,094	92,082	240,072
	$1,362,509	656,235	592,173
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2021	2020	2019
Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.03	4.00	4.17
Tax credits (1)	(1.73)	(4.46)	(1.49)
Nondeductible compensation	0.49	0.57	0.45
Tax reserves and interest expense, net	0.03	—	(0.03)
Deferred tax asset valuation allowance, net	(0.01)	—	(0.02)
Other	(0.29)	(0.09)	0.18
Effective rate	23.52%	21.02%	24.26%
(1)During fiscal year 2020, Congress extended the new energy efficient home tax credit for homes delivered from 2018 to 2021, with retroactive effect for 2018 and 2019.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2021	2020
Deferred tax assets:
Inventory valuation adjustments	$94,624	136,868
Reserves and accruals	187,466	161,984
Net operating loss carryforwards	74,902	88,021
Capitalized expenses	174,405	130,910
Investments in unconsolidated entities	48,913	67,405
Employee stock incentive plan	37,813	25,060
Other assets	49,828	51,655
Total deferred tax assets	667,951	661,903
Valuation allowance	(2,693)	(4,411)
Total deferred tax assets after valuation allowance	665,258	657,492
Deferred tax liabilities:
Capitalized expenses	187,332	181,729
Deferred income	272,827	240,903
Unrealized gains on investments in equity securities	164,534	—
Other liabilities	44,810	47,478
Total deferred tax liabilities	669,503	470,110
Net deferred tax assets (liabilities)	$(4,245)	187,382
The detail of the Company's net deferred tax assets (liabilities) was as follows:

	November 30,
(In thousands)	2021	2020
Net deferred tax assets (liabilities): (1)
Homebuilding	$84,198	119,467
Financial Services	(1,431)	1,024
Multifamily	64,247	38,155
Lennar Other	(151,259)	28,736
Net deferred tax assets (liabilities)	$(4,245)	187,382
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

	November 30,
(In thousands)	2021	2020
Valuation allowance (1)	$(2,693)	(4,411)
Federal tax effected NOL carryforwards (2)	32,968	36,264
State tax effected NOL carryforwards (3)	41,935	51,757
(1)As of November 30, 2021 and 2020, the deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)At November 30, 2021 and 2020, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2029.
(3)At November 30, 2021 and 2020, the Company had state tax effected NOL carryforwards that may be carried forward from 10 to 20 years or indefinitely, depending on the tax jurisdiction, with certain losses expiring between 2022 and 2039.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2021	2020	2019
Gross unrecognized tax benefits, beginning of year	$12,285	12,856	14,667
Lapse of statute of limitations	—	(349)	(1,811)
Decreases due to settlements with tax authorities	—	(222)	—
Gross unrecognized tax benefits, end of year	$12,285	12,285	12,856
If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2021, $9.7 million would affect the Company’s effective tax rate. The Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease by up to $12.3 million within the following twelve months.
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2021	2020
Accrued interest and penalties, beginning of the year	$57,764	55,333
Accrual of interest and penalties (primarily related to state audits)	2,173	2,802
Reduction of interest and penalties	—	(371)
Accrued interest and penalties, end of the year	$59,937	57,764
The IRS is currently examining the Company's federal tax income tax returns for fiscal year 2020, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net earnings attributable to Lennar	$4,430,111	2,465,036	1,849,052
Less: distributed earnings allocated to nonvested shares	2,690	1,658	420
Less: undistributed earnings allocated to nonvested shares	50,229	26,731	15,722
Numerator for basic earnings per share	4,377,192	2,436,647	1,832,910
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	2,907	8,971	4,204
Numerator for diluted earnings per share	$4,374,285	2,427,676	1,828,706
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	306,612	309,406	318,419
Effect of dilutive securities:
Share-based payments	—	1	3
Denominator for diluted earnings per share - weighted average common shares outstanding	306,612	309,407	318,422
Basic earnings per share	$14.28	7.88	5.76
Diluted earnings per share	$14.27	7.85	5.74
(1)The amounts presented above relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received by the Lennar Other segment and the amount Lennar, as the parent company, is assumed to own.
For the years ended November 30, 2021, 2020 and 2019, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
7. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2021 and 2020, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2021		2020
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$44,582	44,594	72,626	70,808
Investments held-to-maturity	Level 3	157,808	184,495	164,230	196,047
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,652,338	5,046,721	5,955,758	6,581,798
Financial Services notes and other debts payable, net	Level 2	1,726,026	1,726,860	1,463,919	1,464,850
Lennar Other notes and other debts payable, net	Level 2	—	—	1,906	1,906
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2021	2020
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,636,283	1,296,517
LMF Commercial loans held-for-sale	Level 3	68	193,588
Mortgage servicing rights	Level 3	2,492	2,113
Lennar Other:
Investments in equity securities	Level 1	906,539	—
Investments available-for-sale	Level 3	41,654	53,497
Residential and LMF Commercial loans held-for-sale in the table above include:

	November 30,
	2021		2020
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,586,764	49,519	1,232,548	63,969
LMF Commercial loans held-for-sale	—	68	194,362	(774)
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
Financial Services residential loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of November 30, 2021 and 2020. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

November 30, 2021
Unobservable inputs
Mortgage prepayment rate	13%
Discount rate	13%
Delinquency rate	4%
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gain of the Company’s consolidated statements of operations and comprehensive income (loss).
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2021	2020	2019
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(14,449)	21,765	4,891
Mortgage loan commitments	(8,302)	12,774	(85)
Forward contracts	11,513	(9,805)	6,504
Changes in fair value included in Lennar Other realized and unrealized gains:
Investments in equity securities	$510,802	—	—
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$(536)	(805)	—
Financial Services investments available-for-sale	—	(46)	1,040
Interest on Financial Services loans held-for-sale and LMF Commercial loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations.
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Years Ended November 30,
	2021		2020
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning of year	$2,113	193,588	24,679	197,224
Purchases/loan originations	584	774,905	2,378	703,777
Sales/loan originations sold, including those not settled	—	(931,023)	—	(705,089)
Disposals/settlements (1)	(1,365)	(35,837)	(10,322)	—
Changes in fair value (2)	1,160	(388)	(14,622)	(25)
Interest and principal paydowns	—	(1,177)	—	(2,299)
End of year	$2,492	68	2,113	193,588
(1)The year ended November 30, 2021 includes $28.5 million of loans sold/paid outside of LMF Commercial’s six securitizations and $7.3 million of loans converted to loans held-for-investment. The year ended November 30, 2020 includes $7.5 million related to the sale of a servicing portfolio.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	Years Ended November 30,
		2021			2020			2019
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$32,364	16,342	(16,022)	176,637	148,684	(27,953)	218,942	205,201	(13,741)
Land and land under development (2)	Level 3	35,775	26,841	(8,934)	182,137	92,355	(89,782)	121,564	82,816	(38,748)
Other assets (2)	Level 3	12,764	12,024	(740)	—	—	—	60,363	56,727	(3,636)
(1)Represents losses due to valuation adjustments, write-offs, gains (losses) from transfers or acquisitions of real estate through foreclosure and REO impairments recorded during the year.
(2)Valuation adjustments for finished homes, construction in progress and land and land under development were included in Homebuilding costs and expenses and valuation adjustments for other assets were included in homebuilding other income (expense), net in the Company's consolidated statements of operations for the years ended November 30, 2021, 2020 and 2019.
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory.
8. Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the year ended November 30, 2021 and based on the Company's evaluation, during the year ended November 30, 2021, the Company consolidated seven entities that had a total combined assets and liabilities of $77.1 million and $3.2 million, respectively. During the year ended November 30, 2021, there were no VIEs that were deconsolidated.
During the year ended November 30, 2020, the Company's Financial Services segment deconsolidated one entity that had total assets and liabilities of $291.2 million and $204.1 million, respectively. In January 2019, this JV was formed by the sale of the Company’s retail title agency and its retail title insurance business to this JV entity. In exchange for the sale of the retail agency and retail title insurance business, the Company received 20% of the JV entity’s preferred stock, warrants exercisable to purchase additional shares of preferred stock in the JV entity and a note due from the JV to the Company. The JV entity’s reconsideration event was due to a significant equity raise that was completed during the three months ended May 31, 2020. The proceeds of the equity raise resulted in approximately a 43% reduction of the principal amount of debt owed by the JV entity to the Company as well as an approximately 20% reduction of the Company’s ownership interest in the JV. The JV remained a VIE at November 30, 2020, however, the Company concluded that it is no longer the primary beneficiary as the Company no longer has the power to direct the VIE. In aggregate, the resulting fair value of the equity investment and note receivable totaled $123.4 million, of which $70.8 million was included in Financial Services investments in unconsolidated entities at the time of deconsolidation. Upon deconsolidation, the Company recorded a gain of $61.4 million during the year ended November 30, 2020. In the current year, the investment in that entity has been reclassified to the Lennar Other Segment, as such, the investment as of November 30, 2020 has also been reclassed to the Lennar Other segment. See Note 1 for additional discussion regarding the reclass.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unconsolidated VIEs
At November 30, 2021 and 2020, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	November 30,
	2021		2020
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$107,323	301,619	89,654	89,828
Multifamily (2)	579,388	611,937	619,540	717,271
Financial Services (3)	157,808	157,808	164,230	164,230
Lennar Other (4)	12,680	12,680	76,023	130,177
	$857,199	1,084,044	949,447	1,101,506
(1)As of November 30, 2021 and 2020, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except as of November 30, 2021, with regard to the Company's remaining commitment to fund capital in the Upward America Venture, a single family for rent platform, and a short-term note provided by the Company to the Upward America Venture.
(2)As of November 30, 2021 and 2020, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $23.1 million and $88.1 million, respectively, to fund LMV I and LMV II for futre expenditures related to the construction and development of its projects.
(3)As of both November 30, 2021 and 2020, the maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated entities VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)At November 30, 2021, the decrease in investments in unconsolidated VIEs and maximum exposure to loss was related to an entity which had a reconsideration event due to the payoff of a note receivable which caused the entity to no longer be considered a VIE.
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
During the year ended November 30, 2021, consolidated inventory not owned increased by $324.5 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2021.The increase was primarily due to additions in the year ended November 30, 2021 as the Company focused on increasing its controlled homesites, partially offset by takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of November 30, 2021. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities were as follows:

	November 30,
(In thousands)	2021	2020
Non-refundable option deposits and pre-acquisition costs	$1,228,057	414,154
Letters of credit in lieu of cash deposits under certain land and option contracts	175,937	87,537
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2021, the Company had $1.2 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
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

(Dollars in thousands)	November 30, 2021
Right-of-use assets	$155,616
Lease liabilities	$163,513
Weighted-average remaining lease term (in years)	8.2
Weighted-average discount rate	2.8%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2021 were as follows:

(In thousands)	Lease Payments
2022	$40,387
2023	28,878
2024	23,231
2025	18,797
2026 and thereafter	72,852
Total future minimum lease payments (1)	$184,145
Less: Interest (2)	20,632
Present value of lease liabilities (2)	$163,513
(1)Future minimum lease payments exclude variable lease costs and short-term lease costs, which were $29.2 million and $1.9 million, respectively, for the year ended November 30, 2021. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of November 30, 2021, the minimum lease payments for these leases that have not yet commenced were immaterial.
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
The Company's rental expense was as follows:

	November 30,
(In thousands)	2021	2020	2019
Rental expense	$84,991	82,090	92,178
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the year ended November 30, 2021, the Company had an immaterial amount of sublease income.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.4 billion at November 30, 2021. Additionally, at November 30, 2021, the Company had outstanding surety bonds of $3.6 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2021, there were approximately $1.7 billion, or 48%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including both of our Co-CEOs and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2021. The effectiveness of our internal control over financial reporting as of November 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2021, of the Company and our report dated January 28, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Miami, Florida
January 28, 2022

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to each of our Co-Chief Executive Officers and Co-Presidents, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2022 (120 days after the end of our fiscal year).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2022 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2022 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2021:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	162,338	$100.00	5,600,008
Equity compensation plans not approved by stockholders	—	—	—
Total	162,338	$100.00	5,600,008
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2022 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2022 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibit and Financial Statement Schedules.
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

4.7
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.8
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

10.1*	Lennar Corporation 2016 Equity Incentive Plan - Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 2, 2016.

10.2*	Lennar Corporation 2016 Incentive Compensation Plan, as Amended and Restated effective January 12, 2022– Filed herewith.

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

10.7*
2020 Award Agreements under the Company’s 2016 Incentive Compensation Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.8*
Form of 2020 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.9
Master Agreement, dated October 8, 2020, between AG Essential Housing Company 1, L.P. and Essential Housing Financing, LLC - Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020

10.10*
2021 Award Agreements under the Company’s 2016 Incentive Compensation Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 26, 2021.

10.11*
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

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2021, filed on January 28, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104***	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2021 was formatted in iXBRL.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Included in Exhibit 101.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ RICK BECKWITT
Rick Beckwitt
Co-Chief Executive Officer, Co-President and Director
Date:	January 28, 2022

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer, Co-President and Director
Date:	January 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Rick Beckwitt	/S/ RICK BECKWITT
Co-Chief Executive Officer, Co-President and Director	Date:	January 28, 2022

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
Co-Chief Executive Officer, Co-President and Director	Date:	January 28, 2022

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 28, 2022

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 28, 2022

Directors:

Amy Banse	/S/ AMY BANSE
	Date:	January 28, 2022

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 28, 2022

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 28, 2022

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 28, 2022

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 28, 2022

Teri McClure	/S/ TERI MCCLURE
	Date:	January 28, 2022

Stuart Miller	/S/ STUART MILLER
	Date:	January 28, 2022

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 28, 2022

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 28, 2022

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2021, 2020 and 2019

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2021
Allowances deducted from assets to which they apply:
Allowances for credit losses and notes and other receivables	$2,394	79	59	(1)	2,531
Allowance for loan losses and loans receivable	$4,012	—	(31)	(1,890)	2,091
Allowance against net deferred tax assets	$4,411	—	(1,556)	(162)	2,693
Year ended November 30, 2020
Allowances deducted from assets to which they apply:
Allowances for credit losses and notes and other receivables	$3,379	661	(568)	(1,078)	2,394
Allowance for loan losses and loans receivable	$4,122	795	17	(922)	4,012
Allowance against net deferred tax assets	$4,341	70	—	—	4,411
Year ended November 30, 2019
Allowances deducted from assets to which they apply:
Allowances for credit losses and notes and other receivables	$2,793	1,404	(344)	(474)	3,379
Allowance for loan losses and loans receivable	$6,154	485	—	(2,517)	4,122
Allowance against net deferred tax assets	$7,219	—	—	(2,878)	4,341