Form 10-Q
period 2022-02-28
LENNAR CORP /NEW/
filed 2022-04-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 28, 2022:
Class A 258,621,051
Class B 36,869,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	February 28,	November 30,
	2022 (1)	2021 (1)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,366,597	2,735,213
Restricted cash	27,025	21,927
Receivables, net	456,185	490,278
Inventories:
Finished homes and construction in progress	11,587,394	10,446,139
Land and land under development	7,758,804	7,108,142
Consolidated inventory not owned	1,246,504	1,161,023
Total inventories	20,592,702	18,715,304
Investments in unconsolidated entities	1,066,256	972,084
Goodwill	3,442,359	3,442,359
Other assets	1,141,362	1,090,654
	28,092,486	27,467,819
Financial Services	2,183,333	2,964,367
Multifamily	1,250,570	1,311,747
Lennar Other	1,108,863	1,463,845
Total assets	$32,635,252	33,207,778
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
As of February 28, 2022, total assets include $1.1 billion related to consolidated VIEs of which $66.9 million is included in Homebuilding cash and cash equivalents, $0.3 million in Homebuilding receivables, net, $703.4 million in Homebuilding land and land under development, $218.3 million in Homebuilding consolidated inventory not owned, $1.1 million in Homebuilding investments in unconsolidated entities, $22.1 million in Homebuilding other assets and $59.4 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)

	February 28,	November 30,
	2022 (2)	2021 (2)
	(Unaudited)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,321,148	1,321,247
Liabilities related to consolidated inventory not owned	1,038,561	976,602
Senior notes and other debts payable, net	4,639,222	4,652,338
Other liabilities	3,022,840	2,920,055
	10,021,771	9,870,242
Financial Services	1,334,145	1,906,343
Multifamily	311,775	288,930
Lennar Other	120,129	145,981
Total liabilities	11,787,820	12,211,496
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2022 and November 30, 2021 - 400,000,000 shares; Issued: February 28, 2022 - 302,427,896 shares and November 30, 2021 - 300,500,075 shares	30,243	30,050
Class B common stock of $0.10 par value; Authorized: February 28, 2022 and November 30, 2021 - 90,000,000 shares; Issued: February 28, 2022 - 39,443,168 shares and November 30, 2021 - 39,443,168 shares	3,944	3,944
Additional paid-in capital	8,855,151	8,807,891
Retained earnings	15,078,788	14,685,329
Treasury stock, at cost; February 28, 2022 - 43,806,845 shares of Class A common stock and 2,574,016 shares of Class B common stock; November 30, 2021 - 38,586,961 shares of Class A common stock and 1,922,016 shares of Class B common stock	(3,290,748)	(2,709,448)
Accumulated other comprehensive income (loss)	1,686	(1,341)
Total stockholders’ equity	20,679,064	20,816,425
Noncontrolling interests	168,368	179,857
Total equity	20,847,432	20,996,282
Total liabilities and equity	$32,635,252	33,207,778
(2)As of February 28, 2022, total liabilities include $236.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $23.8 million is included in Homebuilding accounts payable, $182.7 million in Homebuilding liabilities related to consolidated inventory not owned, $18.4 million in Homebuilding senior notes and other debts payable, $7.8 million in Homebuilding other liabilities and $3.8 million in Multifamily liabilities.
As of November 30, 2021, total liabilities include $258.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $26.6 million is included in Homebuilding accounts payable, $196.6 million in Homebuilding liabilities related to consolidated inventory not owned, $20.1 million in Homebuilding senior notes and other debt payable, $12.3 million in Homebuilding other liabilities and $2.8 million in Multifamily liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 28,
	2022	2021
Revenues:
Homebuilding	$5,752,205	4,943,056
Financial Services	176,701	244,069
Multifamily	267,359	131,443
Lennar Other	7,251	6,900
Total revenues	6,203,516	5,325,468
Costs and expenses:
Homebuilding	4,641,898	4,118,286
Financial Services	85,910	97,862
Multifamily	263,737	131,049
Lennar Other	5,407	4,252
Corporate general and administrative	113,661	110,531
Charitable foundation contribution	12,538	12,314
Total costs and expenses	5,123,151	4,474,294
Homebuilding equity in loss from unconsolidated entities	(286)	(4,565)
Homebuilding other income (expense), net	(171)	12,975
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	1,805	(1,268)
Lennar Other unrealized gain (loss) from technology investments	(395,170)	469,745
Lennar Other equity in loss from unconsolidated entities and other expense, net, and other gain	(9,808)	(1,047)
Earnings before income taxes	676,735	1,327,014
Provision for income taxes	(167,420)	(310,105)
Net earnings (including net earnings attributable to noncontrolling interests)	509,315	1,016,909
Less: Net earnings attributable to noncontrolling interests	5,734	15,540
Net earnings attributable to Lennar	$503,581	1,001,369
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$742	(942)
Reclassification adjustments for gain included in earnings, net of tax	2,285	—
Total other comprehensive income (loss), net of tax	$3,027	(942)
Total comprehensive income attributable to Lennar	$506,608	1,000,427
Total comprehensive income attributable to noncontrolling interests	$5,734	15,540
Basic earnings per share	$1.70	3.20
Diluted earnings per share	$1.69	3.20

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2022	2021
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$509,315	1,016,909
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	20,089	22,325
Amortization of discount/premium on debt, net	(490)	(2,361)
Equity in loss from unconsolidated entities	9,752	7,897
Distributions of earnings from unconsolidated entities	4,822	4,234
Share-based compensation expense	81,457	48,818
Deferred income tax (benefit) expense	(54,032)	114,917
Loans held-for-sale unrealized loss	27,387	35,021
Lennar Other unrealized (gain) loss from technology investments	395,170	(469,745)
Gain on sale of other assets and operating properties and equipment	—	(1,167)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	—	(19,184)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	11,509	635
Changes in assets and liabilities:
Decrease in receivables	380,502	45,649
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(1,913,634)	(862,120)
Increase in other assets	(49,968)	(100,486)
Decrease in loans held-for-sale	409,435	360,582
Increase in accounts payable and other liabilities	96,455	183,584
Net cash (used in) provided by operating activities	(72,231)	385,508
Cash flows from investing activities:
Net additions of operating properties and equipment	(5,780)	(8,561)
Proceeds from the sale of operating properties and equipment, other assets	—	32,002
Investments in and contributions to unconsolidated entities	(138,909)	(224,112)
Distributions of capital from unconsolidated entities	173,561	83,241
Proceeds from sale of commercial mortgage-backed securities bonds	9,191	11,307
Decrease in Financial Services loans held-for-investment, net	11,431	3,777
Purchases of investment securities	(71,269)	—
Proceeds from maturities/sales of investment securities	1,783	8,994
Net cash used in investing activities	$(19,992)	(93,352)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2022	2021
Cash flows from financing activities:
Net repayments under warehouse facilities	$(528,667)	(500,849)
Principal payments on notes payable and other borrowings	(18,776)	(55,350)
Proceeds from other borrowings	—	8,903
Proceeds from liabilities related to consolidated inventory not owned	199,483	67,432
Payments related to consolidated inventory not owned	(166,100)	—
Receipts related to noncontrolling interests	6,984	8,896
Payments related to noncontrolling interests	(59,388)	(11,397)
Common stock:
Repurchases	(581,300)	(69,480)
Dividends	(110,122)	(77,843)
Net cash used in financing activities	$(1,257,886)	(629,688)
Net decrease in cash and cash equivalents and restricted cash	(1,350,109)	(337,532)
Cash and cash equivalents and restricted cash at beginning of period	2,955,683	2,932,730
Cash and cash equivalents and restricted cash at end of period	$1,605,574	2,595,198
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,366,597	2,421,411
Financial Services	168,032	117,856
Multifamily	34,439	25,644
Lennar Other	2,757	3,888
Homebuilding restricted cash	27,025	17,878
Financial Services restricted cash	6,724	8,521
	$1,605,574	2,595,198
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$6,150	68,978
Non-cash contributions to unconsolidated entities	124,864	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021. The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Form 10-K for the year ended November 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 28, 2022 and November 30, 2021 included $894.6 million and $940.4 million, respectively, of cash held in escrow. On average for the three months ended February 28, 2022, cash was held in escrow for approximately two days.
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of the homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the three months ended February 28, 2022 and 2021, sales incentives offered to homebuyers averaged $8,600 per home, or 1.9% as a percentage of home sales revenues, and $12,300 per home, or 3.0% as a percentage of home sales revenues, respectively.
Share-based Payments
During both the three months ended February 28, 2022 and 2021, the Company granted employees 1.4 million nonvested shares.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 was effective for the Company’s fiscal year beginning December 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	February 28, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,366,597	168,032	34,439	2,757	1,571,825
Restricted cash	27,025	6,724	—	—	33,749
Receivables, net (1)	456,185	358,866	101,334	—	916,385
Inventories	20,592,702	—	395,507	—	20,988,209
Loans held-for-sale (2)	—	1,199,603	—	—	1,199,603
Investments in equity securities (3)	—	—	—	670,980	670,980
Investments available-for-sale (4)	—	—	—	34,760	34,760
Loans held-for-investment, net	—	33,168	—	—	33,168
Investments held-to-maturity	—	156,587	—	—	156,587
Investments in unconsolidated entities	1,066,256	—	661,252	333,755	2,061,263
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,141,362	70,654	58,038	66,611	1,336,665
	$28,092,486	2,183,333	1,250,570	1,108,863	32,635,252
Liabilities:
Notes and other debts payable, net	$4,639,222	1,197,360	16,930	—	5,853,512
Accounts payable and other liabilities	5,382,549	136,785	294,845	120,129	5,934,308
	$10,021,771	1,334,145	311,775	120,129	11,787,820

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,735,213	167,021	16,850	2,660	2,921,744
Restricted cash	21,927	12,012	—	—	33,939
Receivables, net (1)	490,278	708,165	98,405	—	1,296,848
Inventories	18,715,304	—	454,093	—	19,169,397
Loans held-for-sale (2)	—	1,636,351	—	—	1,636,351
Investments in equity securities (3)	—	—	—	1,006,599	1,006,599
Investments available-for-sale (4)	—	—	—	41,654	41,654
Loans held-for-investment, net	—	44,582	—	—	44,582
Investments held-to-maturity	—	157,808	—	—	157,808
Investments in unconsolidated entities	972,084	—	654,029	346,270	1,972,383
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,090,654	48,729	88,370	66,662	1,294,415
	$27,467,819	2,964,367	1,311,747	1,463,845	33,207,778
Liabilities:
Notes and other debts payable, net	$4,652,338	1,726,026	—	—	6,378,364
Accounts payable and other liabilities	5,217,904	180,317	288,930	145,981	5,833,132
	$9,870,242	1,906,343	288,930	145,981	12,211,496
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2022 and November 30, 2021, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $168.2 million and $100.1 million without readily available fair values as of February 28, 2022 and November 30, 2021, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended February 28, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and unallocated	Total
Revenues (1)	$5,752,205	176,701	267,359	7,251	—	6,203,516
Operating earnings (loss)	1,109,850	90,791	5,427	(403,134)	—	802,934
Corporate general and administrative expenses	—	—	—	—	113,661	113,661
Charitable foundation contribution	—	—	—	—	12,538	12,538
Earnings (loss) before income taxes	1,109,850	90,791	5,427	(403,134)	(126,199)	676,735

	Three Months Ended February 28, 2021
Revenues	$4,943,056	244,069	131,443	6,900	—	5,325,468
Operating earnings (loss)	833,180	146,207	(874)	471,346	—	1,449,859
Corporate general and administrative expenses	—	—	—	—	110,531	110,531
Charitable foundation contribution	—	—	—	—	12,314	12,314
Earnings (loss) before income taxes	833,180	146,207	(874)	471,346	(122,845)	1,327,014
(1)Revenues for Multifamily for the three months ended February 28, 2022 includes $131.6 million of land sales to unconsolidated entities

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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
February 28, 2022	$6,552,930	3,939,627	3,240,006	11,854,213	1,414,532	1,091,178	28,092,486
November 30, 2021	5,854,057	3,782,847	2,801,192	11,171,741	1,443,163	2,414,819	27,467,819
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended February 28, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,670,186	1,109,272	812,619	2,150,798	9,330	5,752,205
Operating earnings (loss)	351,995	152,078	171,312	441,448	(6,983)	1,109,850

	Three Months Ended February 28, 2021
Revenues	$1,355,942	928,442	644,078	2,009,579	5,015	4,943,056
Operating earnings (loss)	262,083	132,023	129,643	321,706	(12,275)	833,180
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
At February 28, 2022, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
April 2022	$100,000
July 2022	400,000
October 2022	200,000
December 2022	500,000
Total - Residential facilities	$1,200,000
LMF Commercial facilities maturing
November 2022	$100,000
December 2022	400,000
July 2023	50,000
Total - LMF Commercial facilities	$550,000
Total	$1,750,000

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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	February 28, 2022	November 30, 2021
Borrowings under the residential facilities	$1,021,791	1,482,258
Collateral under the residential facilities	1,059,876	1,539,641
Borrowings under the LMF Commercial facilities	29,247	96,294
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

	Three Months Ended
	February 28,
(In thousands)	2022	2021
Loan origination liabilities, beginning of period	$11,670	7,569
Provision for losses	966	966
Payments/settlements	(165)	(102)
Loan origination liabilities, end of period	$12,471	8,433
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2022	2021
Originations (1)	$264,845	219,500
Sold	178,082	282,965
Securitizations	1	2
(1)During both the three months ended February 28, 2022 and 2021 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At February 28, 2022 and November 30, 2021, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2022 or 2021. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	February 28, 2022	November 30, 2021
Carrying value	$156,587	157,808
Outstanding debt, net of debt issuance costs	146,322	147,474
Incurred interest rate	3.4%	3.4%

	February 28, 2022
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
Lennar Other
Lennar Other primarily includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management ("Rialto") asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments retained after the sale of Rialto's asset and investment management platform, along with equity in earnings (loss) from the Rialto fund investments and strategic technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
The Company has investments in Opendoor Technologies, Inc. ("Opendoor"), Hippo Holdings, Inc. ("Hippo"), Sunnova ("NOVA"), SmartRent, Inc. ("SmartRent"), Blend Labs, Inc. ("Blend") and Sonder ("SOND"), which are held at market and will therefore change depending on the value of the Company's share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gain (loss):

	Three Months Ended
	February 28,
	2022	2021
Opendoor (OPEN) mark to market	$(143,361)	469,745
Hippo (HIPO) mark to market	(124,457)	—
Sunnova (NOVA) mark to market	(75,041)	—
SmartRent (SMRT) mark to market	(44,363)	—
Blend Labs (BLND) mark to market	(7,442)	—
Sonder (SOND) mark to market	(506)	—
	$(395,170)	469,745
During the year ended November 30, 2021, Opendoor, Hippo, Sunnova, SmartRent and Blend began trading in the public markets and the Company began to mark to market the Company's shares of share holdings in the public entities. During the three months ended February 28, 2022, shares of Sonder began trading in the public markets and the Company began to mark to market its share holding in the public entity. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. In addition, Doma Holdings, Inc. ("Doma") went public during the year ended November 30, 2021. However, Doma is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of February 28, 2022, the Company owns approximately 26% of Doma and the carrying amount of the Company's investment is $43.9 million.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	February 28, 2022	November 30, 2021
Investments in unconsolidated entities (1) (2)	$1,066,256	972,084
Underlying equity in unconsolidated entities' net assets (1)	1,405,719	1,301,719
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 28, 2022 and November 30, 2021, the carrying amount of the Company's investment was $376.6 million and $381.6 million, respectively.
As of February 28, 2022 and November 30, 2021, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $205.0 million and $241.0 million, respectively.
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
As of both February 28, 2022 and November 30, 2021, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 28, 2022, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
In the first quarter of 2021, the Company formed the Upward America Venture ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion, including $350 million of equity commitments raised during the quarter ended February 28, 2022. The commitments are primarily from institutional investors, including $125 million committed by Lennar. Including leverage, Upward America will be positioned to acquire over $4.0 billion of new single family homes and townhomes from Lennar and potentially other homebuilders.
Multifamily Unconsolidated Entities
The unconsolidated entities in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated entities, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2021. As of both February 28, 2022 and November 30, 2021, the fair value of the completion guarantees was immaterial. As of February 28, 2022 and November 30, 2021, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $985.1 million and $855.2 million, respectively.
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

	Three Months Ended
	February 28,
(In thousands)	2022	2021
General contractor services, net of deferrals	$117,263	115,399
General contractor costs	113,233	110,453
Management fee income	13,127	14,871

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily segment includes Multifamily Venture Fund I ("LMV I") and Multifamily Venture Fund II LP ("LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 28, 2022 are included below:

	February 28, 2022
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$244,454	316,728
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,150,135	1,204,235
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,216	363,749
Lennar's remaining commitments	4,800	17,251
Distributions to Lennar during the three months ended February 28, 2022	8,732	3,735
During the first quarter of 2022, the Multifamily segment completed the initial closing of a new Lennar Multifamily Fund (the "Fund") for the development, construction and property management of Class A multifamily assets across high growth metropolitan areas in the United States. The Multifamily segment expects the Fund to have almost $1 billion in equity and Lennar's ownership percentage in the Fund is expected to be 4%. The Company currently has a $10.3 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies, primarily managed by the Company's LENX subsidiary.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 28, 2022 and 2021:

		Three Months Ended February 28, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)	14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	509,315	—	—	—	—	—	503,581	5,734
Employee stock and directors plans	(54,886)	193	—	(140)	(54,939)	—	—	—
Purchases of treasury stock	(526,361)	—	—	—	(526,361)	—	—	—
Amortization of restricted stock	81,457	—	—	81,457	—	—	—	—
Cash dividends	(110,122)	—	—	—	—	—	(110,122)	—
Receipts related to noncontrolling interests	6,984	—	—	—	—	—	—	6,984
Payments related to noncontrolling interests	(59,388)	—	—	—	—	—	—	(59,388)
Non-cash purchase or activity of noncontrolling interests, net	1,124	—	—	(34,057)	—	—	—	35,181
Total other comprehensive income, net of tax	3,027	—	—	—	—	3,027	—	—
Balance at February 28, 2022	$20,847,432	30,243	3,944	8,855,151	(3,290,748)	1,686	15,078,788	168,368

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended February 28, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)	10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	1,016,909	—	—	—	—	—	1,001,369	15,540
Employee stock and directors plans	(26,279)	153	—	(59)	(26,373)	—	—	—
Purchases of treasury stock	(43,110)	—	—	—	(43,110)	—	—	—
Amortization of restricted stock	48,818	—	—	48,818	—	—	—	—
Cash dividends	(77,843)	—	—	—	—	—	(77,843)	—
Receipts related to noncontrolling interests	8,896	—	—	—	—	—	—	8,896
Payments related to noncontrolling interests	(11,397)	—	—	—	—	—	—	(11,397)
Non-cash purchase or activity of noncontrolling interests, net	2,998	—	—	(623)	—	—	—	3,621
Total other comprehensive loss, net of tax	(942)	—	—	—	—	(942)	—	—
Balance at February 28, 2021	$19,017,451	30,047	3,944	8,724,192	(1,348,710)	(1,747)	11,488,520	121,205
On February 10, 2022, the Company paid cash dividends of $0.375 per share on both its Class A and Class B common stock to holders of record at the close of business on January 27, 2022, as declared by its Board of Directors on January 12, 2022. The Company approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both its Class A and Class B common stock.

In October 2021, the Company's Board of Directors authorized an increase to the Company's stock repurchase program to enable the Company to repurchase up to the lesser of an additional $1 billion in value or 25 million in shares, of its outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, the Company's Board of Directors approved an additional authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The following table represents the repurchases of the Company's Class A and Class B common stocks under the authorized repurchase programs for the three months ended February 28, 2022 and 2021:

	Three Months Ended
	February 28,
	2022		2021
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	4,616,000	652,000	510,000	—
Total purchase price	$472,924	$53,331	$43,100	$—
Average price per share	$102.45	$81.80	$84.51	$—
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2022	2021
Provision for income taxes	$167,420	310,105
Effective tax rate (1)	25.0%	23.6%
(1)For both the three months ended February 28, 2022 and 2021, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2022	2021
Numerator:
Net earnings attributable to Lennar	$503,581	1,001,369
Less: distributed earnings allocated to nonvested shares	780	630
Less: undistributed earnings allocated to nonvested shares	4,548	11,624
Numerator for basic earnings per share	498,253	989,115
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	1,798	553
Numerator for diluted earnings per share	$496,455	988,562
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	293,930	309,020
Denominator for diluted earnings per share - weighted average common shares outstanding	293,930	309,020
Basic earnings per share	$1.70	3.20
Diluted earnings per share	$1.69	3.20
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three months ended February 28, 2022 and 2021, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2022	November 30, 2021
4.750% senior notes due 2022	$574,110	573,840
4.875% senior notes due December 2023	398,544	398,345
4.500% senior notes due 2024	648,434	648,253
5.875% senior notes due 2024	437,641	438,810
4.750% senior notes due 2025	498,557	498,446
5.25% senior notes due 2026	405,194	405,497
5.00% senior notes due 2027	352,028	352,124
4.75% senior notes due 2027	895,697	895,510
Mortgage notes on land and other debt	429,017	441,513
	$4,639,222	4,652,338
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $10.1 million and $11.0 million as of February 28, 2022 and November 30, 2021, respectively.
As of February 28, 2022 the maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were $2.5 billion and included a $300 million accordion feature, subject to additional commitments, thus the maximum borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021. The Company's outstanding performance letters of credit and surety bonds are described below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	February 28, 2022	November 30, 2021
Performance letters of credit	$1,007,295	924,584
Financial letters of credit	542,072	425,843
Surety bonds	3,660,958	3,553,047
Anticipated future costs primarily for site improvements related to performance surety bonds	1,739,779	1,690,861
The Company's senior notes are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries and some of the Company's other subsidiaries. These guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021.
(8)Product Warranty
Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The activity in the Company’s warranty reserve, which is included in Homebuilding other liabilities, was as follows:

	Three Months Ended
	February 28,
(In thousands)	2022	2021
Warranty reserve, beginning of the period	$377,021	341,765
Warranties issued	49,192	42,928
Adjustments to pre-existing warranties from changes in estimates (1)	4,724	5,641
Payments	(56,791)	(42,234)
Warranty reserve, end of period	$374,146	348,100
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2022 and 2021 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at February 28, 2022 and November 30, 2021, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2022		November 30, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$33,168	33,179	44,582	44,594
Investments held-to-maturity	Level 3	156,587	175,538	157,808	184,495
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,639,222	4,889,702	4,652,338	5,046,721
Financial Services notes and other debts payable, net	Level 2	1,197,360	1,198,107	1,726,026	1,726,860
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 28, 2022	November 30, 2021
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,113,808	1,636,283
LMF Commercial loans held-for-sale	Level 3	85,795	68
Mortgage servicing rights	Level 3	2,793	2,492
Lennar Other:
Investments in equity securities	Level 1	$502,755	906,539
Investments available-for-sale	Level 3	34,760	41,654
Residential and LMF Commercial loans held-for-sale in the table above include:

	February 28, 2022		November 30, 2021
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,091,676	22,132	1,586,764	49,519
LMF Commercial loans held-for-sale	86,385	(590)	—	68
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 28, 2022 and November 30, 2021. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2021. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

Unobservable inputs	As of February 28, 2022	As of November 30, 2021
Mortgage prepayment rate	11%	13%
Discount rate	13%	13%
Delinquency rate	5%	4%
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gain (loss) from technology investments on the Company’s condensed consolidated statements of operations and comprehensive income.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2022	2021
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(27,387)	(35,021)
Mortgage loan commitments	13,797	(4,915)
Forward contracts	9,990	34,238
Changes in fair value included in Lennar Other unrealized gain (loss) from technology investments:
Investments in equity securities	$(395,170)	469,745
Changes in fair value included in other comprehensive gain (loss), net of tax:
Lennar Other investments available-for-sale	$742	(942)
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 28,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,492	68	2,113	193,588
Purchases/loan originations	82	264,845	424	219,500
Sales/loan originations sold, including those not settled	—	(178,082)	—	(282,965)
Disposals/settlements	(159)	—	(1,038)	—
Changes in fair value (1)	378	(590)	—	(6,767)
Interest and principal paydowns	—	(446)	—	(208)
Ending balance	$2,793	85,795	1,499	123,148
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 28,
		2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress	Level 3	$15,358	13,841	(1,517)	442	—	(442)
Land and land under development	Level 3	20,752	10,760	(9,992)	2,543	2,350	(193)
(1)Valuation adjustments were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2021.

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
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2021. On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Three Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
February 28, 2022	1,199	5	—	$—	$—
February 28, 2021	1,158	10	—	—	—

(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the three months ended February 28, 2022 and based on the Company's evaluation, there were two entities that consolidated with total combined assets of $6.1 million and no outstanding liabilities. During the three months ended February 28, 2022, there were no VIEs that were deconsolidated.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	February 28, 2022		November 30, 2021
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$195,232	327,897	107,323	301,619
Multifamily (2)	575,668	604,861	579,388	611,937
Financial Services (3)	156,587	156,587	157,808	157,808
Lennar Other (4)	13,077	13,077	12,680	12,680
	$940,564	1,102,422	857,199	1,084,044
(1)As of February 28, 2022 and November 30, 2021, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining $102.7 million commitment to fund capital in Upward America, and a $26.8 million short-term loan provided by the Company to Upward America.
(2)As of February 28, 2022 and November 30, 2021, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs, except with regard to the remaining equity commitment of $22.1 million and $23.1 million, respectively, to fund LMV I and LMV II for future expenditures related to the construction and development of its projects. The decrease was due to the funding of capital for LMV I and LMV II.
(3)As of February 28, 2022 and November 30, 2021, the maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated entities VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of February 28, 2022, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
During the three months ended February 28, 2022, consolidated inventory not owned increased by $85.5 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2022. The increase was primarily due to additions in the three months ended February 28, 2022 as the Company focused on increasing its controlled homesites, partially offset by takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to land under development in the accompanying consolidated balance sheet as of February 28, 2022. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	February 28, 2022	November 30, 2021
Non-refundable option deposits and pre-acquisition costs	$1,435,142	1,228,057
Letters of credit in lieu of cash deposits under certain land and option contracts	169,746	175,937
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional information about the Company's leases:

(Dollars in thousands)	February 28, 2022	November 30, 2021
Right-of-use assets	$152,066	155,616
Lease liabilities	161,208	163,513
Weighted-average remaining lease term (in years)	8.1	8.2
Weighted-average discount rate	2.9%	2.8%
Future minimum payments under the noncancellable leases in effect at February 28, 2022 were as follows:

(In thousands)	Lease Payments
2022	$26,898
2023	30,481
2024	24,833
2025	20,269
2026	15,423
2027 and thereafter	63,257
Total future minimum lease payments (1)	$181,161
Less: Interest (2)	19,953
Present value of lease liabilities (2)	$161,208
(1)Total future minimum lease payments exclude variable lease costs of $19.3 million and short-term lease costs of $2.4 million. This also does not include minimum lease payments for executed and legally enforceable leases that have not yet commenced. As of February 28, 2022, the minimum lease payments for these leases that have not yet commenced were immaterial.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of February 28, 2022, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 8.1 years and 2.9%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.
The Company's rental expense and payments on lease liabilities were as follows:

	Three months ended
(In thousands)	February 28, 2022	February 28, 2021
Rental expense	$25,641	20,707
Payment on lease liabilities	6,557	9,906
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the three months ended February 28, 2022 and 2021, the Company had an immaterial amount of sublease income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2021.
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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; continuation of supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; reduced availability or increased cost of mortgage financing for homebuyers; increased interest rates or increased competition in the mortgage industry; reductions in the market value of our investments in public companies; an extended slowdown in the real estate markets across the nation, including a slowdown in either the market for single family homes or the multifamily rental market; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize non-core assets; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes or Multifamily rental properties; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Form 10-K for the fiscal year ended November 30, 2021 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Outlook
The housing market remains strong in all of our major markets despite the geopolitical environment, rising interest rates and inflationary pressures. Buyers are seeking shelter and protection against escalating housing costs as rents increase. Owning a home with a fixed rate mortgage provides this protection. Additionally, the home is increasingly the control center or hub of our homebuyers' lives. While demand is strong, the supply of new and existing homes continues to be constrained. Our ability to deliver homes has been tested by supply chain challenges for both land and construction related to materials and labor. The time it takes us to build a home has increased by about eight weeks over the past year. Also, the cost of building homes has been increasing. To maintain our margins, we are not selling homes until we are ready to build them, so we can factor cost increases into the sale prices. Although deliveries have been constrained by the supply chain disruption, efficiency in our operations continues to drive strong bottom-line improvement and increased returns.
The lengthening of time it takes us to build homes requires that we have more of our cash invested in construction in process. We continue to strategically acquire land while increasing the homes we control through options. We continue to make progress with our land-light strategy as our percentage of homesites controlled increased to 58% from 45% in the prior year, while our years’ supply of land owned stayed flat from the prior year at 3.4 years. We are also continuing to pay down debt as it comes due with the next tranche maturing in November 2022. We have also continued to repurchase our stock. Our Board recently approved a $2 billion increase in our repurchase authorization.
In addition, we have made significant strategic investments through our LENX platform in new technology companies that are working on innovations that will reshape the way our company and our industry operates. They have led to changes in our core business that have reduced our SG&A expenses. These investments are also the tip of the spear in implementing our industry leading sustainability initiatives from solar on the rooftop to microgrid technology across communities, and from water conservation to sustainable cement. Our LENX strategy is setting the course for Lennar's sustainable future. Our income statement is impacted by unrealized mark-to-market gains and losses from LENX investments in companies that have gone public, but these are non-monetary, unrealized gains and losses, and they do not reflect the state of the housing market or our operating performance.
We have also continued to work on the structural components and organization of our proposed spin-off company as we focus on our strategy of becoming a pure-play homebuilding company. This SpinCo will be an asset light, asset management business that will have a limited balance sheet. Many of the assets targeted for SpinCo will be acquired by investor funds it manages and will be monetized in the form of assets under management. The three core verticals of SpinCo will be Multifamily, single family for rent and land strategies. Each of these verticals already have raised third-party capital and have active asset managers. The spin-off will enable us to generate higher returns on our assets and equity base.
We are extremely well-positioned financially, organizationally, and technologically to thrive and grow in this evolving housing market. We expect our deliveries for the second quarter of 2022 will be in the range of 16,000 to 16,300 homes. We expect to continue to produce strong gross margins for the second quarter of 2022 in the range of 28.0% to 28.25% and we expect our SG&A to be between 6.8% and 7.0% as we continue to focus on simplification, efficiencies and leveraging our overhead. We expect our community count to build throughout the year and are projecting to end 2022 with a low double-digit increase in community count year-over-year. We continue to see great land acquisition opportunities in our markets and are confident this pipeline will produce strong community count growth for the next several years. As we look to the remainder of 2022, we expect our results to continue to strengthen throughout the year as our recently increased start pace results in more deliveries and as we use our size and scale and our builder of choice relationships to help us navigate some of the supply chain challenges.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $503.6 million, or $1.69 per diluted share ($1.70 per basic share), in the first quarter of 2022, compared to net earnings attributable to Lennar of $1.0 billion, or $3.20 per diluted share ($3.20 per basic share), in the first quarter of 2021. Results included unrealized mark-to-market losses of $395.2 million in the first quarter of 2022 and unrealized mark-to-market gains of $469.7 million in the first quarter of 2021 on our publicly traded technology investments. Excluding unrealized mark-to-market gains and losses in both years, net earnings attributable to Lennar were $800.2 million or $2.70 per diluted share in the first quarter of 2022, compared to net earnings of $642.7 million, or $2.04 per diluted share, in the first quarter of 2021.

Financial information relating to our operations was as follows:

	Three Months Ended February 28, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,721,757	—	—	—	—	5,721,757
Sales of land	23,967	—	—	—	—	23,967
Other revenues (1)	6,481	176,701	267,359	7,251	—	457,792
Total revenues	5,752,205	176,701	267,359	7,251	—	6,203,516
Costs and expenses:
Costs of homes sold	4,184,864	—	—	—	—	4,184,864
Costs of land sold	28,556	—	—	—	—	28,556
Selling, general and administrative expenses	428,478	—	—	—	—	428,478
Other costs and expenses	—	85,910	263,737	5,407	—	355,054
Total costs and expenses	4,641,898	85,910	263,737	5,407	—	4,996,952
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain	(286)	—	1,805	(9,808)	—	(8,289)
Other expense, net	(171)	—	—	—	—	(171)
Lennar Other unrealized loss from technology investments	—	—	—	(395,170)	—	(395,170)
Operating earnings (loss)	$1,109,850	90,791	5,427	(403,134)	—	802,934
Corporate general and administrative expenses	—	—	—	—	113,661	113,661
Charitable foundation contribution	—	—	—	—	12,538	12,538
Earnings (loss) before income taxes	$1,109,850	90,791	5,427	(403,134)	(126,199)	676,735
(1)Other revenues in our Multifamily segment include land sales to unconsolidated entities of $131.6 million.

	Three Months Ended February 28, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$4,890,914	—	—	—	—	4,890,914
Sales of land	47,643	—	—	—	—	47,643
Other revenues	4,499	244,069	131,443	6,900	—	386,911
Total revenues	4,943,056	244,069	131,443	6,900	—	5,325,468
Costs and expenses:
Costs of homes sold	3,666,862	—	—	—	—	3,666,862
Costs of land sold	41,188	—	—	—	—	41,188
Selling, general and administrative expenses	410,236	—	—	—	—	410,236
Other costs and expenses	—	97,862	131,049	4,252	—	233,163
Total costs and expenses	4,118,286	97,862	131,049	4,252	—	4,351,449
Equity in loss from unconsolidated entities, Multifamily other gain and Lennar Other other expense, net	(4,565)	—	(1,268)	(1,047)	—	(6,880)
Other income, net	12,975	—	—	—	—	12,975
Lennar Other unrealized gain from technology investments	—	—	—	469,745	—	469,745
Operating earnings (loss)	$833,180	146,207	(874)	471,346	—	1,449,859
Corporate general and administrative expenses	—	—	—	—	110,531	110,531
Charitable foundation contribution	—	—	—	—	12,314	12,314
Earnings (loss) before income taxes	$833,180	146,207	(874)	471,346	(122,845)	1,327,014

Three Months Ended February 28, 2022 versus Three Months Ended February 28, 2021
Revenues from home sales increased 17% in the first quarter of 2022 to $5.7 billion from $4.9 billion in the first quarter of 2021. Revenues were higher primarily due to a 2% increase in the number of home deliveries to 12,538 homes from 12,314 homes and a 15% increase in the average sales price to $457,000 from $398,000.
Gross margin on home sales were $1.5 billion, or 26.9%, in the first quarter of 2022, compared to $1.2 billion, or 25.0%, in the first quarter of 2021. During the first quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher lumber costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Selling, general and administrative expenses were $428.5 million in the first quarter of 2022, compared to $410.2 million in the first quarter of 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.5% in the first quarter of 2022, from 8.4% in the first quarter of 2021. This improvement was primarily due to a decrease in broker commissions and benefits of our technology efforts.
Operating earnings for our Financial Services segment were $90.8 million in the first quarter of 2022, compared to $146.2 million in the first quarter of 2021. The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market.
Operating earnings for our Multifamily segment were $5.4 million in the first quarter of 2022, compared to an operating loss of $0.9 million in the first quarter of 2021.
Operating loss for our Lennar Other segment was $403.1 million in the first quarter of 2022, compared to operating earnings of $471.3 million in the first quarter of 2021. Lennar Other operating loss in the first quarter of 2022 and Lennar Other operating earnings in the first quarter of 2021 was due to unrealized mark-to-market losses and gains, respectively, on our publicly traded technology investments.
Homebuilding Segments
At February 28, 2022, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 28, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,662,991	1,176,553	29.3%	351,554	(5,674)	797	(1,358)	6,676	351,995
Central	1,105,929	870,611	21.3%	150,375	1,619	234	129	(279)	152,078
Texas	805,630	573,842	28.8%	169,941	2,398	242	—	(1,269)	171,312
West	2,142,204	1,557,737	27.3%	444,524	(839)	881	136	(3,254)	441,448
Other (2)	5,003	6,121	(22.3)%	(7,979)	(2,093)	4,327	807	(2,045)	(6,983)
Totals	$5,721,757	4,184,864	26.9%	1,108,415	(4,589)	6,481	(286)	(171)	1,109,850

	Three Months Ended February 28, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,347,610	988,862	26.6%	241,534	5,076	1,418	(492)	14,547	262,083
Central	926,438	713,546	23.0%	132,099	(23)	405	98	(556)	132,023
Texas	636,411	451,198	29.1%	129,161	1,034	258	154	(964)	129,643
West	1,976,808	1,507,727	23.7%	317,990	368	1,050	962	1,336	321,706
Other (2)	3,647	5,529	(51.6)%	(6,968)	—	1,368	(5,287)	(1,388)	(12,275)
Totals	$4,890,914	3,666,862	25.0%	813,816	6,455	4,499	(4,565)	12,975	833,180
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2022	2021	2022	2021	2022	2021
East	4,082	3,920	$1,672,372	1,351,301	$410,000	345,000
Central	2,521	2,419	1,105,929	926,438	439,000	383,000
Texas	2,537	2,349	805,630	636,411	318,000	271,000
West	3,392	3,622	2,142,204	1,976,808	632,000	546,000
Other	6	4	5,003	3,647	834,000	912,000
Total	12,538	12,314	$5,731,138	4,894,605	$457,000	398,000
Of the total homes delivered listed above, 25 homes with a dollar value of $9.4 million and an average sales price of $375,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2022, compared to 12 home deliveries with a dollar value of $3.7 million and an average sales price of $308,000 for the three months ended February 28, 2021.

New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,		February 28,
	2022	2021	2022	2021	2022	2021	2022	2021
East	347	340	4,910	4,814	$2,133,056	1,700,112	$434,000	353,000
Central	298	274	3,112	3,326	1,402,138	1,333,626	451,000	401,000
Texas	216	218	2,766	2,775	921,785	812,169	333,000	293,000
West	340	327	4,954	4,652	3,335,932	2,692,395	673,000	579,000
Other	3	3	5	3	4,628	2,974	926,000	991,000
Total	1,204	1,162	15,747	15,570	$7,797,539	6,541,276	$495,000	420,000
Of the total homes listed above, 44 homes with a dollar value of $17.3 million and an average sales price of $393,000 represent homes in five active communities from unconsolidated entities for the three months ended February 28, 2022, compared to 35 homes with a dollar value of $11.6 million and an average sales price of $332,000 in four active communities for the three months ended February 28, 2021.
(1)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2022 and 2021.

Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2022	2021	2022	2021	2022	2021
East	9,115	6,907	$4,041,347	2,659,746	$443,000	385,000
Central	5,695	5,278	2,617,383	2,169,360	460,000	411,000
Texas	4,495	3,249	1,569,424	1,000,342	349,000	308,000
West	8,027	6,642	5,328,890	3,629,018	664,000	546,000
Other	3	1	3,567	1,175	1,189,000	1,175,000
Total	27,335	22,077	$13,560,611	9,459,641	$496,000	428,000
Of the total homes in backlog listed above, 98 homes with a backlog dollar value of $36.6 million and an average sales price of $373,000 represent the backlog from unconsolidated entities at February 28, 2022, compared to 61 homes with a backlog dollar value of $19.4 million and an average sales price of $318,000 at February 28, 2021. During the three months ended February 28, 2022, we acquired 355 homes in backlog in the East Homebuilding segment.
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

Three Months Ended February 28, 2022 versus Three Months Ended February 28, 2021
Homebuilding East: Revenues from home sales increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in Florida and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries was primarily driven by an increase in the number of active communities. The decrease in the number of home deliveries in Florida was primarily due to a decrease in the number of active communities due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the first quarter of 2022 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in North Carolina, and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries was primarily driven by an increase in active communities. The decrease in the number of home deliveries in North Carolina was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the first quarter of 2022 decreased compared to the same period last year primarily due to the increase in costs per square foot of homes delivered outpacing the increase in revenues per square foot driven by higher lumber costs.
Homebuilding Texas: Revenues from home sales increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of home deliveries was primarily driven by an increase in deliveries per active community over the same period last year. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. Gross margin percentage on home deliveries in the first quarter of 2022 decreased compared to the same period last year primarily due to the increase in costs per square foot in homes delivered outpacing the increase in revenues per square foot driven by higher lumber costs and a change in product mix.
Homebuilding West: Revenues from home sales increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in the average sales price of homes delivered in all the states of the segment, partially offset by a decrease in the number of home deliveries in the segment, primarily in Arizona, Colorado and Nevada. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the number of home deliveries in Arizona, Colorado, and Nevada was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. Gross margin percentage on home deliveries in the first quarter of 2022 increased compared to the same period last year primarily due to price appreciation as the increase in revenues per square foot of homes delivered outpaced the increase in costs per square foot.

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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2022	2021
Dollar value of mortgages originated	$2,760,000	2,761,000
Number of mortgages originated	7,400	8,400
Mortgage capture rate of Lennar homebuyers	74%	76%
Number of title and closing service transactions	13,700	15,000
At February 28, 2022 and November 30, 2021, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $156.6 million and $157.8 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	February 28, 2022	November 30, 2021
Multifamily investments in unconsolidated entities	$661,252	654,029
Lennar's net investment in Multifamily	897,683	976,676
Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At February 28, 2022 and November 30, 2021, we had $1.1 billion and $1.5 billion, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $333.8 million and $346.3 million, respectively. The investments in equity securities of Opendoor Technologies, Inc. ("Opendoor"), Hippo Holdings, Inc. ("Hippo"), Sunnova ("NOVA"), SmartRent, Inc. ("SmartRent"), Blend Labs, Inc. ("Blend") and Sonder ("SOND") are held at market and will therefore change depending on the value of our share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gain (loss):

	Three Months Ended
	February 28,
(In thousands)	2022	2021
Opendoor (OPEN) mark to market	$(143,361)	469,745
Hippo (HIPO) mark to market	(124,457)	—
Sunnova (NOVA) mark to market	(75,041)	—
SmartRent (SMRT) mark to market	(44,363)	—
Blend Labs (BLND) mark to market	(7,442)	—
Sonder (SOND) mark to market	(506)	—
	$(395,170)	469,745
(2) Financial Condition and Capital Resources
At February 28, 2022, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.6 billion, compared to $3.0 billion at November 30, 2021 and $2.6 billion at February 28, 2021.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At February 28, 2022, we had $1.4 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.5 billion revolving credit facility, thereby providing $3.9 billion of available capacity.
Operating Cash Flow Activities
During the three months ended February 28, 2022 and 2021, cash (used in) provided by operating activities totaled ($72) million and $386 million, respectively. During the three months ended February 28, 2022, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $1.9 billion and increase in other assets of $50 million. This was partially offset by our net earnings, gross of Lennar Other unrealized mark-to-market loss of $395 million on strategic technology investments, a decrease in receivables of $381 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid. In addition, there was a decrease in loans held-for-sale of $409 million primarily related to the sale of loans originated by our Financial Services segment and an increase in accounts payable and other liabilities of $96 million.

During the three months ended February 28, 2021, cash provided by operating activities was impacted primarily by our net earnings net of the unrealized mark-to-market gain of $470 million related to our Opendoor strategic investment, a decrease in loans held-for-sale of $361 million primarily related to the sale of loans originated by our Financial Services segment, partially offset by an increase in inventories due to strategic land purchases, and land development and construction costs of $862 million.
Investing Cash Flow Activities
During the three months ended February 28, 2022 and 2021, cash used in investing activities totaled $20 million and $93 million, respectively. During the three months ended February 28, 2022, our cash used in investing activities was primarily due to cash contributions of $139 million to unconsolidated entities, which included (1) $98 million to Homebuilding unconsolidated entities (2) $37 million to Lennar Other unconsolidated entities and (3) $4 million to Multifamily unconsolidated entities. In addition, we also had $71 million of purchases of investment securities related to strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $174 million, which primarily included (1) $119 million from Multifamily unconsolidated entities, (2) $17 million from Homebuilding unconsolidated entities, and (3) $38 million from our Lennar Other unconsolidated entities.
During the three months ended February 28, 2021, our cash used in investing activities was primarily due to cash contributions of $224 million to unconsolidated entities, which included (1) $148 million to Homebuilding unconsolidated entities, (2) $38 million to Multifamily unconsolidated entities, and (3) $38 million to the strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $83 million, which primarily included (1) $53 million from Multifamily unconsolidated entities, (2) $20 million from Homebuilding unconsolidated entities; and (3) $11 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Financing Cash Flow Activities
During the three months ended February 28, 2022 and 2021, cash used in financing activities totaled $1.3 billion and $630 million, respectively. During the three months ended February 28, 2022, cash used in financing activities was primarily due to (1) $529 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $581 million of repurchases of our common stock, which included $526 million of repurchases under our repurchase program and $55 million of repurchases related to our equity compensation plan; and (3) $110 million of dividend payments. These were partially offset by $33 million of net proceeds from liabilities related to consolidated inventory not owned due to activity with land banks.
During the three months ended February 28, 2021, cash used in financing activities was primarily impacted by (1) $501 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $78 million of dividend payments; and (3) $69 million of repurchases of our common stock, which included $43 million of repurchases under our repurchase program and $26 million of repurchases related to our equity compensation plan. These were partially offset by $67 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to a land bank.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2022	November 30, 2021	February 28, 2021
Homebuilding debt	$4,639,222	4,652,338	5,976,168
Stockholders’ equity	20,679,064	20,816,425	18,896,246
Total capital	$25,318,286	25,468,763	24,872,414
Homebuilding debt to total capital	18.3%	18.3%	24.0%
Homebuilding debt	$4,639,222	4,652,338	5,976,168
Less: Homebuilding cash and cash equivalents	1,366,597	2,735,213	2,421,411
Net Homebuilding debt	$3,272,625	1,917,125	3,554,757
Net Homebuilding debt to total capital (1)	13.7%	8.4%	15.8%
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

At February 28, 2022, Homebuilding debt to total capital was consistent compared to November 30, 2021. At February 28, 2022, Homebuilding debt to total capital was lower compared to February 28, 2021, primarily as a result of a decrease in Homebuilding debt due to debt pay downs and an increase in stockholders' equity due to net earnings, partially offset by share repurchases.
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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2022	2021
Homebuilding average debt outstanding	$4,885,046	$5,973,432
Average interest rate	4.7%	4.9%
Interest incurred	59,933	71,064
As of February 28, 2022, we had a Credit Facility with potential borrowings of $2.5 billion maturing in 2024, that included a $300 million accordion feature, subject to additional commitments, thus the maximum potential borrowings could be $2.8 billion maturing in 2024. The Credit Facility agreement (the "Credit Agreement") provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Agreement, we are subject to debt covenants. The maturity, details and debt covenants of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section of our Form 10-K for the year ended November 30, 2021. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of February 28, 2022:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2022
Minimum net worth test	$10,795,613	14,108,931
Maximum leverage ratio	65.0%	20.0%
Liquidity test	1.00	5.09
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
Changes in Capital Structure
In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The details of our Class A and Class B common stock repurchases under the authorized repurchase programs for the three months ended February 28, 2022 and 2021 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 28, 2022, treasury stock increased due to our repurchase of 5.9 million shares of Class A and Class B common stock due primarily to our repurchase of 5.3 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 28, 2021, treasury stock increased due to our repurchase of 0.8 million shares of Class A and Class B common stock due primarily to our repurchase of 0.5 million shares of Class A and Class B common stock through our stock repurchase program.

On February 10, 2022, we paid cash dividends of $0.375 per share on both our Class A and Class B common stock to holders of record at the close of business on January 27, 2022, as declared by our Board of Directors on January 12, 2022. We approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2022 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 28, 2022 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	February 28, 2022	November 30, 2021
Due from non-guarantor subsidiaries	$3,787,207	4,187,044
Equity method investments	1,020,844	937,920
Total assets	30,892,854	30,750,296
Total liabilities	9,771,178	9,631,796

Three Months Ended
(In thousands)	February 28, 2022
Total revenues	$5,780,929
Operating earnings	1,125,631
Earnings before income taxes	999,432
Net earnings attributable to Lennar	750,047
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
As of February 28, 2022, we had equity investments in 43 active homebuilding and land unconsolidated entities (of which three had recourse debt, 13 had non-recourse debt and 27 had no debt) compared to 41 active homebuilding and land unconsolidated entities at November 30, 2021. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$1,243,980	94,040	89,756	405,030	655,154	—
Land seller and other debt	4,606	—	—	—	—	4,606
Maximum recourse debt exposure to Lennar	2,564	—	—	—	2,564	—
Debt issuance costs	(14,249)	—	—	—	—	(14,249)
Total	$1,236,901	94,040	89,756	405,030	657,718	(9,643)
Multifamily: Investments in Unconsolidated Entities
At February 28, 2022, Multifamily had equity investments in 20 unconsolidated entities that are engaged in multifamily residential developments (of which 12 had non-recourse debt and eight had no debt), compared to 17 unconsolidated entities at November 30, 2021. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and a new Multifamily Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 28, 2022 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at February 28, 2022.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$3,732,893	497,658	1,082,363	815,588	1,337,284	—
Debt issuance costs	(25,235)	—	—	—	—	(25,235)
Total	$3,707,658	497,658	1,082,363	815,588	1,337,284	(25,235)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled from the applicable funds and have been recorded as revenues.
As of February 28, 2022 and November 30, 2021, we had strategic technology investments in unconsolidated entities of $140.2 million and $145.6 million, respectively.

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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites):

	Controlled Homesites					Years of
February 28, 2022	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	97,731	—	97,731	59,254	156,985
Central	34,465	—	34,465	41,388	75,853
Texas	78,031	—	78,031	46,193	124,224
West	62,889	—	62,889	53,356	116,245
Other	—	5,758	5,758	2,037	7,795
Total homesites	273,116	5,758	278,874	202,228	481,102	3.4
% of total homesites			58%	42%

	Controlled Homesites					Years of
February 28, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	42,722	3,931	46,653	57,526	104,179
Central	19,932	100	20,032	41,886	61,918
Texas	31,525	—	31,525	37,034	68,559
West	45,352	3,444	48,796	49,996	98,792
Other	41	7,318	7,359	2,238	9,597
Total homesites	139,572	14,793	154,365	188,680	343,045	3.4
% of total homesites			45%	55%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. There were no outstanding borrowings under our Credit Facility as of February 28, 2022.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2021. While our critical accounting policies have not changed in any significant way during the three months ended February 28, 2022, the following provides additional disclosures about our revenue recognition accounting policy.
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. We typically offer sales incentives to homebuyers that consist primarily of price discounts on individual homes, financing incentives and optional upgrades (such as upgraded appliances, cabinetry and flooring) without charge. These incentives are accounted for as a reduction in the sales price of the homes. The optional upgrades may be the only sales incentive offered for a particular home, or they may be offered collectively with a discount on the base price of the home. The cost we include for the optional upgrades is included in our cost of home sales. Because the upgrades are provided without additional charge, no revenue is recognized related to the upgrade(s). See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of February 28, 2022, we had no outstanding borrowings under our Credit Facility.
As of February 28, 2022, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.0 billion under residential facilities and $29.2 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2022

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2022	2023	2024	2025	2026	2027	Thereafter	Total	2022
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$674.8	126.8	1,531.6	593.1	404.5	1,254.5	43.7	4,629.0	4,889.7
Average interest rate	4.5%	4.2%	5.0%	4.8%	5.2%	4.8%	6.2%	4.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	146.3	146.3	147.1
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,046.8	—	4.2	—	—	—	—	1,051.0	1,051.0
Average interest rate	2.1%	—	2.4%	—	—	—	—	2.1%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2021.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2022:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2021	551,364	$108.31	551,364	20,857,596
January 1 to January 31, 2022	4,352,900	$100.65	4,352,900	16,504,696
February 1 to February 28, 2022	962,047	$86.65	363,736	16,140,960
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date.
Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1***
Lennar Corporation 2016 Incentive Compensation Plan, as Amended and Restated effective January 12, 2022 - Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

10.2***
2022 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

10.3***
Form of 2022 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, filed on April 1, 2022, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Presentation Linkbase Document.
104**	The cover page from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 was formatted in iXBRL.
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 1, 2022	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	April 1, 2022	/s/ David Collins
David Collins
Vice President and Controller