Form 10-Q
period 2022-05-31
LENNAR CORP /NEW/
filed 2022-07-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ To _______
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5505 Blue Lagoon Drive, Miami, Florida 33126
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2022:
Class A 254,987,236
Class B 36,399,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	May 31,	November 30,
	2022 (1)	2021 (1)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,314,741	2,735,213
Restricted cash	28,440	21,927
Receivables, net	508,638	490,278
Inventories:
Finished homes and construction in progress	12,811,985	10,446,139
Land and land under development	7,590,237	7,108,142
Consolidated inventory not owned	1,687,277	1,161,023
Total inventories	22,089,499	18,715,304
Investments in unconsolidated entities	1,083,813	972,084
Goodwill	3,442,359	3,442,359
Other assets	1,226,192	1,090,654
	29,693,682	27,467,819
Financial Services	2,359,675	2,964,367
Multifamily	1,277,607	1,311,747
Lennar Other	975,238	1,463,845
Total assets	$34,306,202	33,207,778
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
As of May 31, 2022, total assets include $1.6 billion related to consolidated VIEs of which $73.9 million is included in Homebuilding cash and cash equivalents, $0.6 million in Homebuilding receivables, net, $37.2 million in Homebuilding finished homes and construction in progress, $837.6 million in Homebuilding land and land under development, $591.2 million in Homebuilding consolidated inventory not owned, $1.0 million in Homebuilding investments in unconsolidated entities, $22.9 million in Homebuilding other assets and $34.7 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)

	May 31,	November 30,
	2022 (2)	2021 (2)
	(Unaudited)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,555,283	1,321,247
Liabilities related to consolidated inventory not owned	1,414,663	976,602
Senior notes and other debts payable, net	4,645,791	4,652,338
Other liabilities	2,997,475	2,920,055
	10,613,212	9,870,242
Financial Services	1,470,688	1,906,343
Multifamily	323,799	288,930
Lennar Other	108,729	145,981
Total liabilities	12,516,428	12,211,496
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2022 and November 30, 2021 - 400,000,000 shares; Issued: May 31, 2022 - 255,820,840 shares and November 30, 2021 - 300,500,075 shares	25,582	30,050
Class B common stock of $0.10 par value; Authorized: May 31, 2022 and November 30, 2021 - 90,000,000 shares; Issued: May 31, 2022 - 36,601,215 shares and November 30, 2021 - 39,443,168 shares	3,660	3,944
Additional paid-in capital	5,355,182	8,807,891
Retained earnings	16,288,698	14,685,329
Treasury stock, at cost; May 31, 2022 - 833,604 shares of Class A common stock and 202,063 shares of Class B common stock; November 30, 2021 - 38,586,961 shares of Class A common stock and 1,922,016 shares of Class B common stock	(76,615)	(2,709,448)
Accumulated other comprehensive income (loss)	1,748	(1,341)
Total stockholders’ equity	21,598,255	20,816,425
Noncontrolling interests	191,519	179,857
Total equity	21,789,774	20,996,282
Total liabilities and equity	$34,306,202	33,207,778
(2)As of May 31, 2022, total liabilities include $571.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $24.2 million is included in Homebuilding accounts payable, $507.4 million in Homebuilding liabilities related to consolidated inventory not owned, $29.3 million in Homebuilding senior notes and other debts payable, $7.0 million in Homebuilding other liabilities and $3.4 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Revenues:
Homebuilding	$7,977,982	6,028,041	13,730,187	10,971,097
Financial Services	200,166	218,747	376,867	462,816
Multifamily	176,021	177,473	443,380	308,916
Lennar Other	4,527	5,984	11,778	12,884
Total revenues	8,358,696	6,430,245	14,562,212	11,755,713
Costs and expenses:
Homebuilding	6,105,153	4,909,516	10,747,051	9,027,802
Financial Services	96,231	97,427	182,141	195,289
Multifamily	175,152	168,930	438,889	299,979
Lennar Other	8,236	5,732	13,643	9,984
Corporate general and administrative	105,207	90,717	218,868	201,248
Charitable foundation contribution	16,549	14,493	29,087	26,807
Total costs and expenses	6,506,528	5,286,815	11,629,679	9,761,109
Homebuilding equity in earnings (loss) from unconsolidated entities	4,862	(1,688)	4,576	(6,253)
Homebuilding other income (expense), net	2,720	(4,362)	2,549	8,613
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(201)	13,854	1,604	12,586
Lennar Other equity in earnings (loss) from unconsolidated entities, other income (expense), net, and other gain (loss)	(26,750)	218,276	(36,558)	217,229
Lennar Other unrealized gains (losses) from technology investments	(77,965)	(272,625)	(473,135)	197,120
Earnings before income taxes	1,754,834	1,096,885	2,431,569	2,423,899
Provision for income taxes	(432,276)	(260,113)	(599,696)	(570,218)
Net earnings (including net earnings attributable to noncontrolling interests)	1,322,558	836,772	1,831,873	1,853,681
Less: Net earnings attributable to noncontrolling interests	1,802	5,409	7,536	20,949
Net earnings attributable to Lennar	$1,320,756	831,363	1,824,337	1,832,732
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$62	316	804	(626)
Reclassification adjustments for gain included in earnings, net of tax	—	—	2,285	—
Total other comprehensive income (loss), net of tax	$62	316	3,089	(626)
Total comprehensive income attributable to Lennar	$1,320,818	831,679	1,827,426	1,832,106
Total comprehensive income attributable to noncontrolling interests	$1,802	5,409	7,536	20,949
Basic earnings per share	$4.50	2.66	6.17	5.86
Diluted earnings per share	$4.49	2.65	6.16	5.85

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2022	2021
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,831,873	1,853,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,519	44,743
Amortization of discount/premium on debt, net	(959)	(4,718)
Equity in earnings (loss) from unconsolidated entities	21,559	(67,618)
Distributions of earnings from unconsolidated entities	11,050	15,594
Share-based compensation expense	116,510	80,635
Deferred income tax (benefit) expense	(82,461)	136,636
Loans held-for-sale unrealized loss	27,037	30,352
Lennar Other unrealized (gains) losses from technology investments and other gain (loss)	482,829	(352,175)
Gain on sale of other assets and operating properties and equipment	(7,572)	(18,596)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	—	(1,167)
Gain on sale of Financial Services' portfolio/businesses	—	(2,528)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	14,611	13,576
Changes in assets and liabilities:
Decrease in receivables	126,247	117,910
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(3,114,358)	(1,576,420)
Increase in other assets	(26,053)	(180,914)
Decrease in loans held-for-sale	336,083	444,413
Increase in accounts payable and other liabilities	276,695	184,716
Net cash provided by operating activities	52,610	718,120
Cash flows from investing activities:
Net additions of operating properties and equipment	(10,866)	(24,354)
Proceeds from the sale of operating properties and equipment, other assets	18,247	32,002
Investments in and contributions to unconsolidated entities	(261,372)	(282,203)
Distributions of capital from unconsolidated entities	239,123	231,545
Proceeds from sale of investment in consolidated joint venture	—	15,950
Proceeds from sale of commercial mortgage-backed securities bonds	9,191	11,307
Proceeds from sale of Financial Services portfolio/business	—	3,327
Decrease (increase) in Financial Services loans held-for-investment, net	16,576	(3,864)
Purchases of investment securities	(78,769)	(43,698)
Proceeds from maturities/sales of investment securities	3,102	9,916
Net cash used in investing activities	$(64,768)	(50,072)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2022	2021
Cash flows from financing activities:
Net repayments under warehouse facilities	$(404,060)	(535,734)
Principal payments on notes payable and other borrowings	(22,600)	(114,964)
Proceeds from other borrowings	—	13,973
Proceeds from liabilities related to consolidated inventory not owned	557,498	301,869
Payments related to consolidated inventory not owned	(347,017)	(149,686)
Receipts related to noncontrolling interests	18,095	13,905
Payments related to noncontrolling interests	(65,521)	(17,226)
Common stock:
Repurchases	(905,543)	(173,644)
Dividends	(220,968)	(156,326)
Net cash used in financing activities	$(1,390,116)	(817,833)
Net decrease in cash and cash equivalents and restricted cash	(1,402,274)	(149,785)
Cash and cash equivalents and restricted cash at beginning of period	2,955,683	2,932,730
Cash and cash equivalents and restricted cash at end of period	$1,553,409	2,782,945
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,314,741	2,581,583
Financial Services	138,662	130,528
Multifamily	61,190	22,395
Lennar Other	2,151	3,074
Homebuilding restricted cash	28,440	35,637
Financial Services restricted cash	8,225	9,728
	$1,553,409	2,782,945
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$33,643	138,963
Non-cash contributions to unconsolidated entities	141,297	20,423
Lennar Other (non-cash impacts from sale of solar platform):
Non-cash increase in investment in equity securities	$—	127,094
Non-cash increase in receivables	—	64,683
Non-cash increase in other liabilities	—	(40,302)
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$82,514	—
Other assets	43	—
Investments in unconsolidated entities	(69,056)	—
Other liabilities	(435)	—
Noncontrolling interests	(13,066)	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for both the three and six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2022 and November 30, 2021 included $859.8 million and $940.4 million, respectively, of cash held in escrow. On average for the three months ended May 31, 2022, cash was held in escrow for approximately two days.
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of the homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the three months ended May 31, 2022 and 2021, sales incentives offered to homebuyers averaged $7,200 per home, or 1.5% as a percentage of home sales revenues, and $9,000 per home, or 2.1% as a percentage of home sales revenues, respectively. For the six months ended May 31, 2022 and 2021, sales incentives offered to homebuyers averaged $7,800 per home, or 1.6% as a percentage of home sales revenues, and $10,500 per home, or 2.5% as a percentage of home sales revenues, respectively.
Share-based Payments
During both the three months ended May 31, 2022 and 2021, the Company granted employees an immaterial number of nonvested shares. During both the six months ended May 31, 2022 and 2021, the Company granted employees 1.4 million nonvested shares, respectively.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	May 31, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,314,741	138,662	61,190	2,151	1,516,744
Restricted cash	28,440	8,225	—	—	36,665
Receivables, net (1)	508,638	492,268	111,109	—	1,112,015
Inventories	22,089,499	—	400,422	—	22,489,921
Loans held-for-sale (2)	—	1,272,111	—	—	1,272,111
Investments in equity securities (3)	—	—	—	576,649	576,649
Investments available-for-sale (4)	—	—	—	34,822	34,822
Loans held-for-investment, net	—	28,231	—	—	28,231
Investments held-to-maturity	—	155,820	—	—	155,820
Investments in unconsolidated entities	1,083,813	—	638,559	325,310	2,047,682
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,226,192	74,659	66,327	36,306	1,403,484
	$29,693,682	2,359,675	1,277,607	975,238	34,306,202
Liabilities:
Notes and other debts payable, net	$4,645,791	1,321,965	16,631	—	5,984,387
Accounts payable and other liabilities	5,967,421	148,723	307,168	108,729	6,532,041
	$10,613,212	1,470,688	323,799	108,729	12,516,428

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,735,213	167,021	16,850	2,660	2,921,744
Restricted cash	21,927	12,012	—	—	33,939
Receivables, net (1)	490,278	708,165	98,405	—	1,296,848
Inventories	18,715,304	—	454,093	—	19,169,397
Loans held-for-sale (2)	—	1,636,351	—	—	1,636,351
Investments in equity securities (3)	—	—	—	1,006,599	1,006,599
Investments available-for-sale (4)	—	—	—	41,654	41,654
Loans held-for-investment, net	—	44,582	—	—	44,582
Investments held-to-maturity	—	157,808	—	—	157,808
Investments in unconsolidated entities	972,084	—	654,029	346,270	1,972,383
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,090,654	48,729	88,370	66,662	1,294,415
	$27,467,819	2,964,367	1,311,747	1,463,845	33,207,778
Liabilities:
Notes and other debts payable, net	$4,652,338	1,726,026	—	—	6,378,364
Accounts payable and other liabilities	5,217,904	180,317	288,930	145,981	5,833,132
	$9,870,242	1,906,343	288,930	145,981	12,211,496
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2022 and November 30, 2021, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $176.2 million and $100.1 million without readily available fair values as of May 31, 2022 and November 30, 2021, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and Unallocated	Total
Revenue	$7,977,982	200,166	176,021	4,527	—	8,358,696
Operating earnings (loss)	1,880,411	103,935	668	(108,424)	—	1,876,590
Corporate general and administrative expenses	—	—	—	—	105,207	105,207
Charitable foundation contribution	—	—	—	—	16,549	16,549
Earnings (loss) before income taxes	1,880,411	103,935	668	(108,424)	(121,756)	1,754,834

	Three Months Ended May 31, 2021
Revenues	$6,028,041	218,747	177,473	5,984	—	6,430,245
Operating earnings (loss)	1,112,475	121,320	22,397	(54,097)	—	1,202,095
Corporate general and administrative expenses	—	—	—	—	90,717	90,717
Charitable foundation contribution	—	—	—	—	14,493	14,493
Earnings (loss) before income taxes	1,112,475	121,320	22,397	(54,097)	(105,210)	1,096,885

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and Unallocated	Total
Revenues (1)	$13,730,187	376,867	443,380	11,778	—	14,562,212
Operating earnings (loss)	2,990,261	194,726	6,095	(511,558)	—	2,679,524
Corporate general and administrative expenses	—	—	—	—	218,868	218,868
Charitable foundation contribution	—	—	—	—	29,087	29,087
Earnings (loss) before income taxes	2,990,261	194,726	6,095	(511,558)	(247,955)	2,431,569

	Six Months Ended May 31, 2021
Revenues	$10,971,097	462,816	308,916	12,884	—	11,755,713
Operating earnings	1,945,655	267,527	21,523	417,249	—	2,651,954
Corporate general and administrative expenses	—	—	—	—	201,248	201,248
Charitable foundation contribution	—	—	—	—	26,807	26,807
Earnings (loss) before income taxes	1,945,655	267,527	21,523	417,249	(228,055)	2,423,899
(1)Revenues for Multifamily for the six months ended May 31, 2022 includes $147.8 million of land sales to unconsolidated entities.

Homebuilding Segments
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment.
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s Homebuilding segments primarily include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the Homebuilding segments consist of revenues generated from the sales of homes and land, other revenues from management fees and forfeited deposits, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, and selling, general and administrative expenses incurred by the segment. Homebuilding Other also includes management of a fund that acquires single-family homes and holds them as rental properties.
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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
May 31, 2022	$6,968,448	4,266,709	3,576,083	12,276,620	1,486,178	1,119,644	29,693,682
November 30, 2021	5,854,057	3,782,847	2,801,192	11,171,741	1,443,163	2,414,819	27,467,819
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended May 31, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$2,214,451	1,283,990	1,095,500	3,370,462	13,579	7,977,982
Operating earnings (loss)	553,819	206,795	272,857	847,849	(909)	1,880,411

	Three Months Ended May 31, 2021
Revenues	$1,567,768	1,097,582	799,259	2,553,771	9,661	6,028,041
Operating earnings (loss)	309,827	159,048	176,057	492,811	(25,268)	1,112,475

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$3,884,637	2,393,262	1,908,119	5,521,260	22,909	13,730,187
Operating earnings (loss)	905,814	358,873	444,169	1,289,297	(7,892)	2,990,261

	Six Months Ended May 31, 2021
Revenues	$2,923,710	2,026,024	1,443,337	4,563,350	14,676	10,971,097
Operating earnings (loss)	571,910	291,071	305,700	814,517	(37,543)	1,945,655
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
At May 31, 2022, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
July 2022	$400,000
October 2022	200,000
December 2022	700,000
May 2023	200,000
Total - Residential facilities	$1,500,000
LMF Commercial facilities maturing
November 2022	$100,000
December 2022	400,000
July 2023	50,000
Total - LMF Commercial facilities	$550,000
Total	$2,050,000
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	May 31, 2022	November 30, 2021
Borrowings under the residential facilities	$1,112,431	1,482,258
Collateral under the residential facilities	1,161,654	1,539,641
Borrowings under the LMF Commercial facilities	63,902	96,294
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Loan origination liabilities, beginning of period	$12,471	8,433	11,670	7,569
Provision for losses	—	1,114	966	2,080
Payments/settlements	(187)	(93)	(352)	(195)
Loan origination liabilities, end of period	$12,284	9,454	12,284	9,454
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2022	2021	2022	2021
Originations (1)	$143,650	196,498	408,495	415,998
Sold	145,385	155,740	323,467	438,705
Securitizations	1	1	2	3
(1)During both the three and six months ended May 31, 2022 and 2021 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2022 and November 30, 2021, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on its intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or six months ended May 31, 2022 or 2021. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	May 31, 2022	November 30, 2021
Carrying value	$155,820	157,808
Outstanding debt, net of debt issuance costs	145,633	147,474
Incurred interest rate	3.4%	3.4%

	May 31, 2022
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. Our multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and management and promote fees generated from joint ventures and other gains (which includes sales of buildings), less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (loss) from unconsolidated entities.
Lennar Other
Lennar Other primarily includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management ("Rialto") asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments, along with equity in earnings (loss) from the Rialto fund investments and technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
The Company has investments in Blend Labs, Inc. ("Blend"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the value of the Company's share holdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from the Company's technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Blend Labs (BLND) mark-to-market	$(13,550)	—	(20,992)	—
Hippo (HIPO) mark-to-market	(37,946)	—	(162,403)	—
Opendoor (OPEN) mark-to-market	(20,999)	(234,290)	(164,360)	235,455
SmartRent (SMRT) mark-to-market	(3,950)	—	(48,313)	—
Sonder (SOND) mark-to-market	(1,626)	—	(2,132)	—
Sunnova (NOVA) mark-to-market	106	(38,335)	(74,935)	(38,335)
Lennar Other unrealized gains (losses) from technology investments	$(77,965)	(272,625)	(473,135)	197,120
Doma Holdings, Inc. ("Doma") went public during the year ended November 30, 2021. However, Doma is a public company that is an investment accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of May 31, 2022, the Company owned approximately 25% of Doma and the carrying amount of the Company's investment was $32.0 million.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	May 31, 2022	November 30, 2021
Investments in unconsolidated entities (1) (2)	$1,083,813	972,084
Underlying equity in unconsolidated entities' net assets (1)	1,424,322	1,301,719
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity and deferring equity in earnings on land sales to the Company.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2022 and November 30, 2021, the carrying amount of the Company's investment was $389.8 million and $381.6 million, respectively.
As of May 31, 2022 and November 30, 2021, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $184.1 million and $241.0 million, respectively.
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
As of both May 31, 2022 and November 30, 2021, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2022, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
In 2021, the Company formed the Upward America Venture LP ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion, including $350 million of equity commitments raised during the first quarter of 2022. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of May 31, 2022 and November 30, 2021, the carrying amount of the Company's investment in Upward America was $33.3 million and $13.3 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2021. As of both May 31, 2022 and November 30, 2021, the fair value of the completion guarantees was immaterial. As of May 31, 2022 and November 30, 2021, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.0 billion and $855.2 million, respectively.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
General contractor services, net of deferrals	$125,606	148,891	242,869	264,290
General contractor costs	118,802	142,783	232,035	253,236
Management fee income	16,327	14,188	29,454	29,059

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. During the first quarter of 2022, the Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1 billion in equity and Lennar's ownership percentage in the Fund is expected to be 4%. During the three months ended May 31, 2022, the Company received a return of capital of $11.4 million from the Fund. This resulted in the negative investment balance of $0.6 million as of May 31, 2022.
Details of LMV I and LMV II as of and during the six months ended May 31, 2022 are included below:

	May 31, 2022
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$230,599	308,540
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,151,149	1,206,115
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,630	364,348
Lennar's remaining commitments	4,386	16,652
Distributions to Lennar during the six months ended May 31, 2022	18,934	6,279
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies. The Company's investment in the Rialto funds and investment vehicles totaled $201.6 million and $200.6 million as of May 31, 2022 and November 30, 2021, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2022 and 2021:

		Three Months Ended May 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2022	$20,847,432	30,243	3,944	8,855,151	(3,290,748)	1,686	15,078,788	168,368
Net earnings (including net earnings attributable to noncontrolling interests)	1,322,558	—	—	—	—	—	1,320,756	1,802
Employee stock and directors plans	(2,533)	6	—	994	(3,533)	—	—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—	—	—
Purchases of treasury stock	(320,710)	—	—	—	(320,710)	—	—	—
Amortization of restricted stock	35,053	—	—	35,053	—	—	—	—
Cash dividends	(110,846)	—	—	—	—	—	(110,846)	—
Receipts related to noncontrolling interests	11,111	—	—	—	—	—	—	11,111
Payments related to noncontrolling interests	(3,708)	—	—	—	—	—	—	(3,708)
Non-cash purchase or activity of noncontrolling interests, net	11,355	—	—	(2,591)	—	—	—	13,946
Total other comprehensive income, net of tax	62	—	—	—	—	62	—	—
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748	16,288,698	191,519

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended May 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2021	$19,017,451	30,047	3,944	8,724,192	(1,348,710)	(1,747)	11,488,520	121,205
Net earnings (including net earnings attributable to noncontrolling interests)	836,772	—	—	—	—	—	831,363	5,409
Employee stock and directors plans	(4,537)	2	—	1,165	(5,704)	—	—	—
Purchases of treasury stock	(98,460)	—	—	—	(98,460)	—	—	—
Amortization of restricted stock	32,276	—	—	32,276	—	—	—	—
Cash dividends	(78,483)	—	—	—	—	—	(78,483)	—
Receipts related to noncontrolling interests	5,009	—	—	—	—	—	—	5,009
Payments related to noncontrolling interests	(5,829)	—	—	—	—	—	—	(5,829)
Non-cash purchase or activity of noncontrolling interests, net	(2,417)	—	—	(2,613)	—	—	—	196
Total other comprehensive income, net of tax	316	—	—	—	—	316	—	—
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)	12,241,400	125,990

		Six Months Ended May 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)		14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	1,831,873	—	—	—	—	—		1,824,337	7,536
Employee stock and directors plans	(57,419)	199	—	854	(58,472)	—		—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—		—	—
Purchases of treasury stock	(847,071)	—	—	—	(847,071)	—		—	—
Amortization of restricted stock	116,510	—	—	116,510	—	—		—	—
Cash dividends	(220,968)	—	—	—	—	—	—	(220,968)	—
Receipts related to noncontrolling interests	18,095	—	—	—	—	—		—	18,095
Payments related to noncontrolling interests	(65,521)	—	—	—	—	—		—	(65,521)
Non-cash purchase or activity of noncontrolling interests, net	14,904	—	—	(36,648)	—	—		—	51,552
Total other comprehensive income, net of tax	3,089	—	—	—	—	3,089		—	—
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748		16,288,698	191,519

		Six Months Ended May 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)		10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	1,853,681	—	—	—	—	—		1,832,732	20,949
Employee stock and directors plans	(30,816)	155	—	1,106	(32,077)	—		—	—
Purchases of treasury stock	(141,570)	—	—	—	(141,570)	—		—	—
Amortization of restricted stock	81,094	—	—	81,094	—	—		—	—
Cash dividends	(156,326)	—	—	—	—	—	—	(156,326)	—
Receipts related to noncontrolling interests	13,905	—	—	—	—	—		—	13,905
Payments related to noncontrolling interests	(17,226)	—	—	—	—	—		—	(17,226)
Non-cash purchase or activity of noncontrolling interests, net	581	—	—	(3,236)	—	—		—	3,817
Total other comprehensive loss, net of tax	(626)	—	—	—	—	(626)		—	—
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)		12,241,400	125,990

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
On June 22, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.375 per share on both its Class A and Class B common stock, payable on July 21, 2022 to holders of record at the close of business on July 7, 2022. On May 10, 2022, the Company paid cash dividends of $0.375 per share on both its Class A and Class B common stock to holders of record at the close of business on April 26, 2022, as declared by its Board of Directors on April 12, 2022. The Company approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both its Class A and Class B common stock.
During the three months ended May 31, 2022, the Company retired 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by the Company's Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury stock and additional paid-in capital within stockholders' equity.
In October 2021, the Company's Board of Directors authorized an increase to the Company's stock repurchase program to enable the Company to repurchase up to the lesser of an additional $1 billion in value or 25 million in shares, of its outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, the Company's Board of Directors approved an additional authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The following table represents the repurchases of the Company's Class A and Class B common stocks under the authorized repurchase programs for the three and six months ended May 31, 2022 and 2021:

	Three Months Ended				Six Months Ended
	May 31,				May 31
	2022		2021		2022		2021
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	3,630,000	470,000	1,000,000	—	8,246,000	1,122,000	1,510,000	—
Total purchase price	$289,358	$31,270	$98,440	$—	$762,282	$84,601	$141,540	$—
Average price per share	$79.71	$66.53	$98.44	$—	$92.44	$75.40	$93.73	$—
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2022	2021	2022	2021
Provision for income taxes	$432,276	260,113	599,696	570,218
Effective tax rate (1)	24.7%	23.8%	24.7%	23.7%
(1)For both the three and six months ended May 31, 2022 and 2021, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net earnings attributable to Lennar	$1,320,756	831,363	1,824,337	1,832,732
Less: distributed earnings allocated to nonvested shares	2,395	776	3,175	1,406
Less: undistributed earnings allocated to nonvested shares	14,980	10,308	19,189	22,026
Numerator for basic earnings per share	1,303,381	820,279	1,801,973	1,809,300
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	1,045	1,569	2,843	2,122
Numerator for diluted earnings per share	$1,302,336	818,710	1,799,130	1,807,178
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	289,895	308,893	291,913	308,957
Denominator for diluted earnings per share - weighted average common shares outstanding	289,895	308,893	291,913	308,957
Basic earnings per share	$4.50	2.66	6.17	5.86
Diluted earnings per share	$4.49	2.65	6.16	5.85
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and six months ended May 31, 2022 and 2021, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2022	November 30, 2021
4.75% senior notes due 2022	$574,503	573,840
4.875% senior notes due December 2023	398,769	398,345
4.50% senior notes due 2024	648,613	648,253
5.875% senior notes due 2024	436,463	438,810
4.75% senior notes due 2025	498,670	498,446
5.25% senior notes due 2026	404,865	405,497
5.00% senior notes due 2027	351,933	352,124
4.75% senior notes due 2027	895,884	895,510
Mortgage notes on land and other debt	436,091	441,513
	$4,645,791	4,652,338
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $9.2 million and $11.0 million as of May 31, 2022 and November 30, 2021, respectively.
In May 2022, the Company amended the credit agreement governing its unsecured revolving credit facility (the “Credit Facility") to increase the commitment from $2.5 billion to $2.575 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024. The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021. The Company's outstanding performance letters of credit and surety bonds are described below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	May 31, 2022	November 30, 2021
Performance letters of credit	$1,035,057	924,584
Financial letters of credit	580,342	425,843
Surety bonds	3,844,507	3,553,047
Anticipated future costs primarily for site improvements related to performance surety bonds	1,981,973	1,690,861
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. The terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Warranty reserve, beginning of the period	$374,146	348,100	377,021	341,765
Warranties issued	67,815	51,690	117,007	94,618
Adjustments to pre-existing warranties from changes in estimates (1)	998	13,119	5,722	18,760
Payments	(64,969)	(51,168)	(121,760)	(93,402)
Warranty reserve, end of period	$377,990	361,741	377,990	361,741
(1)The adjustments to pre-existing warranties from changes in estimates during the three or six months ended May 31, 2022 and 2021 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2022 and November 30, 2021, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2022		November 30, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$28,231	28,242	44,582	44,594
Investments held-to-maturity	Level 3	155,820	164,389	157,808	184,495
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,645,791	4,716,607	4,652,338	5,046,721
Financial Services notes and other debts payable, net	Level 2	1,321,965	1,321,429	1,726,026	1,726,860
Multifamily note payable, net	Level 2	16,631	16,631	—	—
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2022	November 30, 2021
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,187,906	1,636,283
LMF Commercial loans held-for-sale	Level 3	84,205	68
Mortgage servicing rights	Level 3	3,221	2,492
Lennar Other:
Investments in equity securities	Level 1	$400,401	906,539
Investments available-for-sale	Level 3	34,822	41,654
Residential and LMF Commercial loans held-for-sale in the table above include:

	May 31, 2022		November 30, 2021
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,165,423	22,483	1,586,764	49,519
LMF Commercial loans held-for-sale	84,650	(445)	—	68
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2022 and November 30, 2021. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Unobservable inputs	As of May 31, 2022	As of November 30, 2021
Mortgage prepayment rate	8%	13%
Discount rate	13%	13%
Delinquency rate	6%	4%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$350	4,669	(27,037)	(30,352)
Mortgage loan commitments	12,758	5,057	26,555	142
Forward contracts	(18,480)	(23,953)	(8,490)	10,285
Changes in fair value included in Lennar Other unrealized gain (loss) from technology investments:
Investments in equity securities	$(77,965)	(272,625)	(473,135)	197,120
Changes in fair value included in other comprehensive gain (loss), net of tax:
Lennar Other investments available-for-sale	$62	316	804	(626)
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	May 31,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,793	85,795	1,499	123,148
Purchases/loan originations	99	143,650	20	201,296
Sales/loan originations sold, including those not settled	—	(145,385)	—	(155,740)
Disposals/settlements	(106)	—	(58)	(7,300)
Changes in fair value (1)	435	145	1,141	2,825
Interest and principal paydowns	—	—	—	(309)
Ending balance	$3,221	84,205	2,602	163,920

	Six Months Ended
	May31,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	2,492	68	2,113	193,588
Purchases/loan originations	181	408,495	443	420,796
Sales/loan originations sold, including those not settled	—	(323,467)	—	(438,705)
Disposals/settlements	(265)	—	(1,095)	(7,300)
Changes in fair value (1)	813	(445)	1,141	(3,942)
Interest and principal paydowns	—	(446)	—	(517)
Ending balance	$3,221	84,205	2,602	163,920
(1)Changes in fair value for LMF Commercial loans held-for-sale and Financial Services mortgage servicing rights are included in Financial Services' revenues.
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		May 31,
		2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress	Level 3	$18,665	17,200	(1,465)	19,240	6,378	(12,862)
Land and land under development	Level 3	8,785	7,149	(1,636)	78	—	(78)

		Six Months Ended
		May 31,
		2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress	Level 3	$34,023	31,041	(2,982)	21,784	8,728	(13,056)
Land and land under development	Level 3	29,538	17,909	(11,629)	520	—	(520)
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Six Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
May 31, 2022	1,218	6	—	$—	$—
May 31, 2021	1,221	10	1	17,117	11,849
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

Six Months Ended
May 31, 2021
Unobservable inputs
Average selling price	$635,000
Absorption rate per quarter (homes)	11
Discount rate	20%
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the six months ended May 31, 2022 and based on the Company's evaluation, there were three entities that consolidated with total combined assets of $111.4 million and an immaterial amount of liabilities. During the six months ended May 31, 2022, there was a VIE that deconsolidated that had a total assets of $22.8 million and an immaterial amount of liabilities.

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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	May 31, 2022		November 30, 2021
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$209,189	340,544	107,323	301,619
Multifamily (2)	566,622	597,657	579,388	611,937
Financial Services (3)	155,820	155,820	157,808	157,808
Lennar Other (4)	16,189	16,189	12,680	12,680
	$947,820	1,110,210	857,199	1,084,044
(1)As of May 31, 2022 and November 30, 2021, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining $98.5 million commitment to fund capital in Upward America, and a $32.7 million of receivable relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of May 31, 2022 and November 30, 2021, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV 1 and LMV II in addition to the investment also included to the remaining equity commitment of $21.0 million and $23.1 million as of May 31, 2022 and November 30, 2021, respectively, for future expenditures related to the construction and development of its projects. The decrease was due to the funding of capital for LMV I and LMV II.
(3)As of May 31, 2022 and November 30, 2021, the maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of May 31, 2022, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
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
During the six months ended May 31, 2022, consolidated inventory not owned increased by $526.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2022. The increase was primarily due to additions in the six months ended May 31, 2022 as the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Company focused on increasing its controlled homesites, partially offset by takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of May 31, 2022. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	May 31, 2022	November 30, 2021
Non-refundable option deposits and pre-acquisition costs	$1,757,845	1,228,057
Letters of credit in lieu of cash deposits under certain land and option contracts	207,946	175,937
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

(Dollars in thousands)	May 31, 2022	November 30, 2021
Right-of-use assets	$149,772	155,616
Lease liabilities	158,573	163,513
Weighted-average remaining lease term (in years)	8.2	8.2
Weighted-average discount rate	2.9%	2.8%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Future minimum payments under the noncancellable leases in effect at May 31, 2022 were as follows:

(In thousands)	Lease Payments
2022	$17,586
2023	30,964
2024	25,374
2025	21,181
2026	16,416
2027 and thereafter	66,826
Total future minimum lease payments (1)	$178,347
Less: Interest (2)	19,774
Present value of lease liabilities (2)	$158,573
(1)Total future minimum lease payments exclude variable lease costs of $17.0 million and short-term lease costs of $2.3 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of May 31, 2022, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 8.2 years and 2.9%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable or other liabilities of the respective segments.
The Company's rental expense and payments on lease liabilities were as follows:

	Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Rental expense	$50,698	41,662
Payment on lease liabilities	17,196	18,122
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the six months ended May 31, 2022 and 2021, the Company had an immaterial amount of sublease income.

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
The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in the real estate markets in which we have significant homebuilding activity, including a slowdown in either the market for single family homes or the multifamily rental market; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; decreased demand for our homes or Multifamily rental properties; the impact of inflation or a higher interest rate environment; the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; continuation of supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; reduced availability or increased cost of mortgage financing for homebuyers; increased interest rates or increased competition in the mortgage industry; reductions in the market value of our investments in public companies; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize noncore assets; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
Our second quarter results demonstrated strength and excellent performance throughout the quarter. However, the weight of a rapid doubling of interest rates over six months, together with accelerated price appreciation, began to drive buyers in many markets to pause and reconsider. We began to see these effects after quarter end. Despite the pause, demand remains reasonably strong as household formation has continued to rise and buyers still have down payments and are able to qualify for mortgages. Buyers are seeking shelter and protection against inflationary pressures as scarcity of rentals drives rents higher. Owning a home with a fixed rate mortgage provides protection against annual or biennial rent increases. Although we have adjusted downward prices in some markets, even those prices remain higher than a year ago. Supply remains limited across the country and the need for affordable workforce housing continues to be at crisis levels. Production must catch up to the growing household numbers as production of dwellings over the past decade has lagged prior decades by as many as five million homes.
Although market conditions in some markets are no longer as positive as they had been, indicators that this would happen have been building since the Federal Reserve's tightening began. Given the Federal Reserve's expressed commitment to combat inflation, we can expect continued market tightening until inflation subsides. We are focused on making the changes that are necessary to stay ahead of the trend. So far in June, new orders and traffic have weakened in many of our markets due to a rapid spike in mortgage rates and headwinds from negative economic headlines. Many markets have also slowed because we have entered the seasonably slower part of the year. To maintain sales momentum, we have offered mortgage buy down programs and increased sales incentives. We have adjusted prices in various communities to the levels that are necessary to maintain reasonable sales volumes. Our price reductions have led to sales upticks, which leads us to believe there is still underlying strength in the market. With respect to our financial services business, the mortgage market has become extraordinarily competitive as refinancings have all but halted and sales of previously owned homes have declined. As a result, margins on sales of mortgages into the secondary market have been decreasing.
Although deliveries have been constrained by supply chain disruptions and an increase in labor costs, for the first time since the supply disruptions began, we saw a flattening in cycle time - the time it takes us to build a home increased by only five days over the past four months. This may signal that supply chain problems have peaked. But it also is because we and our suppliers have become much better at managing supply problems. The pace at which we are starting new homes has been constrained by delays in getting permits. We are matching our sales to our starts, rather than trying to match our starts to what we can sell. We continue to strategically acquire land, primarily through options. This continues our land-light strategy as our percentage of homesites controlled increased by May 31, 2022 to 62% from 50% in the prior year, while our years’ supply of land owned decreased to 3.1 years as compared to 3.3 years last year. We are also continuing to pay down debt as it comes due, with the next tranche maturing in November 2022, and we are continuing to repurchase our stock.
Our playbook going forward will be to use our dynamic pricing model week by week to price products to current market conditions in order to maximize pricing and margin while we maintain a carefully limited inventory level. We continue to sell our homes later in the construction cycle to maximize prices and reduce the likelihood of costs increasing after we commit to sales prices. We will continue to build and to adjust prices in order to fill the housing shortage and provide much-needed workforce housing across markets. We will continue to work to improve our SG&A leverage and we expect to drive efficiencies through technology and process improvement to offset market adjustments. We will continue to focus on cash flow and our bottom line to protect and enhance our already strong balance sheet. Finally, we expect to conclude our long-planned spin-off by year end. We have formed a company, named Quarterra Group, In. (“Quarterra”), which will have three asset management verticals - multifamily residential, single family for rent and land banking and similar land finance strategies. When it is spun off, Quarterra will remove $2.5 billion of assets from our balance sheet, without materially affecting our earnings.
We believe we are well positioned financially, organizationally and technologically to thrive in this evolving housing market. We recognize that interest rates are rising and inflation continues to be a significant headwind. It is difficult to provide the more targeted guidance that we typically offer given the uncertainty about market conditions, so we are providing broader than normal ranges in our guidance for our third quarter. We expect our new orders for the third quarter of 2022 to be in the range of 16,000 to 18,000 homes, and we anticipate our third quarter deliveries to be in the range of 17,000 to 18,500 homes. We expect gross margins to be in the range of 28.5% to 29.5, and we expect our SG&A as a percentage of home sale revenues to be between 6.0% and 6.5%. We believe we are still on track to reach our goal of 2.75 years’ land owned and 65% homesites controlled by year-end. As we look to the remainder of 2022, we recognize that there are challenges in the market to which we must pay careful attention. But there are also opportunities. We look forward to meeting the challenges and taking advantage of the opportunities to make Lennar an even stronger company in the future.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.3 billion, or $4.49 per diluted share ($4.50 per basic share), in the second quarter of 2022, compared to net earnings attributable to Lennar of $831.4 million, or $2.65 per diluted share ($2.66 per basic share), in the second quarter of 2021. Results included unrealized mark-to-market losses of $78 million in the second quarter of 2022 and unrealized mark-to-market gains of $272.6 million in the second quarter of 2021 on our publicly traded technology investments. Excluding mark-to-market losses on technology investments in both years and a gain on the sale of our residential solar business in the prior year, second quarter net earnings attributable to Lennar in 2022 were $1.4 billion, or $4.69 per diluted share, compared to second quarter net earnings attributable to Lennar in 2021 of $923.6 million, or $2.95 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,963,683	—	—	—	—	7,963,683
Sales of land	7,524	—	—	—	—	7,524
Other revenues	6,775	200,166	176,021	4,527	—	387,489
Total revenues	7,977,982	200,166	176,021	4,527	—	8,358,696
Costs and expenses:
Costs of homes sold	5,610,783	—	—	—	—	5,610,783
Costs of land sold	7,815	—	—	—	—	7,815
Selling, general and administrative expenses	486,555	—	—	—	—	486,555
Other costs and expenses	—	96,231	175,152	8,236	—	279,619
Total costs and expenses	6,105,153	96,231	175,152	8,236	—	6,384,772
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss)	4,862	—	(201)	(26,750)	—	(22,089)
Other income, net	2,720	—	—	—	—	2,720
Lennar Other unrealized losses from technology investments	—	—	—	(77,965)	—	(77,965)
Operating earnings (loss)	$1,880,411	103,935	668	(108,424)	—	1,876,590
Corporate general and administrative expenses	—	—	—	—	105,207	105,207
Charitable foundation contribution	—	—	—	—	16,549	16,549
Earnings (loss) before income taxes	$1,880,411	103,935	668	(108,424)	(121,756)	1,754,834

	Three Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,980,731	—	—	—	—	5,980,731
Sales of land	38,785	—	—	—	—	38,785
Other revenues	8,525	218,747	177,473	5,984	—	410,729
Total revenues	6,028,041	218,747	177,473	5,984	—	6,430,245
Costs and expenses:
Costs of homes sold	4,421,373	—	—	—	—	4,421,373
Costs of land sold	32,979	—	—	—	—	32,979
Selling, general and administrative expenses	455,164	—	—	—	—	455,164
Other costs and expenses	—	97,427	168,930	5,732	—	272,089
Total costs and expenses	4,909,516	97,427	168,930	5,732	—	5,181,605
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss) (1)	(1,688)	—	13,854	218,276	—	230,442
Other expense, net	(4,362)	—	—	—	—	(4,362)
Lennar Other unrealized losses from technology investments	—	—	—	(272,625)	—	(272,625)
Operating earnings (loss)	$1,112,475	121,320	22,397	(54,097)	—	1,202,095
Corporate general and administrative expenses	—	—	—	—	90,717	90,717
Charitable foundation contribution	—	—	—	—	14,493	14,493
Earnings (loss) before income taxes	$1,112,475	121,320	22,397	(54,097)	(105,210)	1,096,885
(1) During the three months ended May 31, 2021, our Lennar Other segment realized a gain of $151.5 million on the sale of our residential solar business.

	Six Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$13,685,440	—	—	—	—	13,685,440
Sales of land	31,491	—	—	—	—	31,491
Other revenues (1)	13,256	376,867	443,380	11,778	—	845,281
Total revenues	13,730,187	376,867	443,380	11,778	—	14,562,212
Costs and expenses:
Costs of homes sold	9,795,647	—	—	—	—	9,795,647
Costs of land sold	36,371	—	—	—	—	36,371
Selling, general and administrative expenses	915,033	—	—	—	—	915,033
Other costs and expenses	—	182,141	438,889	13,643	—	634,673
Total costs and expenses	10,747,051	182,141	438,889	13,643	—	11,381,724
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss)	4,576	—	1,604	(36,558)	—	(30,378)
Other expense, net	2,549	—	—	—	—	2,549
Lennar Other unrealized losses from technology investments	—	—	—	(473,135)	—	(473,135)
Operating earnings (loss)	$2,990,261	194,726	6,095	(511,558)	—	2,679,524
Corporate general and administrative expenses	—	—	—	—	218,868	218,868
Charitable foundation contribution	—	—	—	—	29,087	29,087
Earnings (loss) before income taxes	$2,990,261	194,726	6,095	(511,558)	(247,955)	2,431,569
(1)During the six months ended May 31, 2022 , Other revenues in our Multifamily segment included land sales to unconsolidated entities of $147.8 million.

	Six Months Ended May 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$10,871,645	—	—	—	—	10,871,645
Sales of land	86,428	—	—	—	—	86,428
Other revenues	13,024	462,816	308,916	12,884	—	797,640
Total revenues	10,971,097	462,816	308,916	12,884	—	11,755,713
Homebuilding costs and expenses:
Costs of homes sold	8,088,235	—	—	—	—	8,088,235
Costs of land sold	74,167	—	—	—	—	74,167
Selling, general and administrative	865,400	—	—	—	—	865,400
Other costs and expenses	—	195,289	299,979	9,984		505,252
Total costs and expenses	9,027,802	195,289	299,979	9,984	—	9,533,054
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss) (1)	(6,253)	—	12,586	217,229	—	223,562
Other income, net	8,613	—	—		—	8,613
Lennar Other unrealized losses from technology investments	—	—	—	197,120	—	197,120
Operating earnings	$1,945,655	267,527	21,523	417,249	—	2,651,954
Corporate general and administrative expenses	—	—	—	—	201,248	201,248
Charitable foundation contribution	$—	—	—	—	26,807	26,807
Earnings (loss) before income taxes	$1,945,655	267,527	21,523	417,249	(228,055)	2,423,899
(1) During the six months ended May 31, 2021, our Lennar Other segment realized a gain of $151.5 million on the sale of our residential solar business.
Three Months Ended May 31, 2022 versus Three Months Ended May 31, 2021
Revenues from home sales increased 33% in the second quarter of 2022 to $8.0 billion from $6.0 billion in the second quarter of 2021. Revenues were higher primarily due to a 14% increase in the number of home deliveries to 16,549 homes from 14,493 homes and a 17% increase in the average sales price to $483,000 from $414,000.
Gross margin on home sales were $2.4 billion, or 29.5%, in the second quarter of 2022, compared to $1.6 billion, or 26.1%, in the second quarter of 2021. During the second quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Selling, general and administrative expenses were $486.6 million in the second quarter of 2022, compared to $455.2 million in the second quarter of 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 6.1% in the second quarter of 2022, from 7.6% in the second quarter of 2021. This was the lowest percentage for a second quarter in our history primarily due to a decrease in broker commissions and the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $103.9 million in the second quarter of 2022, compared to $121.3 million in the second quarter of 2021. The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market, partially offset by an increase in rate lock volume and an increase in profit per order in our title business.
Operating earnings for our Multifamily segment were $0.7 million in the second quarter of 2022, compared to $22.4 million in the second quarter of 2021. Operating loss for our Lennar Other segment was $108.4 million in the second quarter of 2022, compared to $54.1 million in the second quarter of 2021. Lennar Other operating loss in the second quarter of 2022 was primarily due to mark-to-market losses on our publicly traded technology investments. Lennar Other operating loss in the second quarter of 2021 was primarily due to mark-to-market losses on our publicly traded technology investments, partially offset by the gain on the sale of our residential solar business.

Six Months Ended May 31, 2022 versus Six Months Ended May 31, 2021
Revenues from home sales increased 26% in the six months ended May 31, 2022 to $13.7 billion from $10.9 billion in the six months ended May 31, 2021. Revenues were higher primarily due to a 9% increase in the number of home deliveries to 29,087 from 26,807 and a 16% increase in the average sales price to $472,000 from $406,000.
Gross margin on home sales were $3.9 billion, or 28.4%, in the six months ended May 31, 2022, compared to $2.8 billion, or 25.6%, in the six months ended May 31, 2021. During the six months ended May 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Selling, general and administrative expenses were $915.0 million in the six months ended May 31, 2022, compared to $865.4 million in the six months ended May 31, 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 6.7% in the six months ended May 31, 2022, from 8.0% in the six months ended May 31, 2021. The improvement was primarily due to a decrease in broker commissions and the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $194.7 million in the six months ended May 31, 2022, compared to $267.5 million in the six months ended May 31, 2021. The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market, partially offset by an increase in rate lock volume.
Operating earnings for our Multifamily segment were $6.1 million in the six months ended May 31, 2022, compared to $21.5 million in the six months ended May 31, 2021. Operating loss for our Lennar Other segment was $511.6 million in the six months ended May 31, 2022, compared to operating earnings of $417.2 million in the six months ended May 31, 2021. Lennar Other operating loss for the six months ended May 31, 2022 was primarily due to mark-to-market losses on our publicly traded technology investments. Lennar Other operating earnings for the six months ended May 31, 2021 was primarily due to mark-to-market unrealized gains on our publicly traded technology investments and the gain on the sale of our residential solar business.
For the six months ended May 31, 2022 and 2021, we had a tax provision of $599.7 million and $570.2 million, respectively, which resulted in an overall effective income tax rate of 24.7% and 23.7%, respectively. The overall effective income tax rate was higher in 2022 primarily due to the expiration of the new energy efficient home tax credit.

Homebuilding Segments
At May 31, 2022, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,209,967	1,510,758	31.6%	546,589	(619)	1,195	(659)	7,313	553,819
Central	1,283,763	981,832	23.5%	206,893	—	226	302	(626)	206,795
Texas	1,093,533	747,861	31.6%	272,934	473	255	—	(805)	272,857
West	3,367,261	2,360,554	29.9%	846,340	(145)	678	2,571	(1,595)	847,849
Other (2)	9,159	9,778	(6.8)%	(6,411)	—	4,421	2,648	(1,567)	(909)
Totals	$7,963,683	5,610,783	29.5%	1,866,345	(291)	6,775	4,862	2,720	1,880,411

	Three Months Ended May 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,551,030	1,115,010	28.1%	307,978	1,335	1,768	(59)	(1,195)	309,827
Central	1,093,190	846,427	22.6%	157,429	774	579	317	(51)	159,048
Texas	790,391	551,067	30.3%	173,803	1,837	562	387	(532)	176,057
West	2,543,263	1,893,148	25.6%	491,223	1,860	1,311	(921)	(662)	492,811
Other (2)	2,857	15,721	(450.3)%	(26,239)	—	4,305	(1,412)	(1,922)	(25,268)
Totals	$5,980,731	4,421,373	26.1%	1,104,194	5,806	8,525	(1,688)	(4,362)	1,112,475

	Six Months Ended May 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,872,958	2,687,311	30.6%	898,143	(6,293)	1,992	(2,017)	13,989	905,814
Central	2,389,693	1,852,445	22.5%	357,268	1,619	460	431	(905)	358,873
Texas	1,899,163	1,321,703	30.4%	442,875	2,871	497	—	(2,074)	444,169
West	5,509,465	3,918,290	28.9%	1,290,864	(984)	1,559	2,707	(4,849)	1,289,297
Other (2)	14,161	15,898	(12.3)%	(14,390)	(2,093)	8,748	3,455	(3,612)	(7,892)
Totals	$13,685,440	9,795,647	28.4%	2,974,760	(4,880)	13,256	4,576	2,549	2,990,261

	Six Months Ended May 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,898,641	2,103,873	27.4%	549,512	6,411	3,186	(551)	13,352	571,910
Central	2,019,628	1,559,973	22.8%	289,528	751	984	415	(607)	291,071
Texas	1,426,801	1,002,264	29.8%	302,964	2,871	820	541	(1,496)	305,700
West	4,520,071	3,400,875	24.8%	809,213	2,228	2,361	41	674	814,517
Other (2)	6,504	21,250	(226.7)%	(33,207)	—	5,673	(6,699)	(3,310)	(37,543)
Totals	$10,871,645	8,088,235	25.6%	1,918,010	12,261	13,024	(6,253)	8,613	1,945,655
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021
East	5,198	4,480	$2,225,725	1,560,934	$428,000	348,000
Central	2,944	2,761	1,283,763	1,093,190	436,000	396,000
Texas	3,288	2,747	1,093,533	790,391	333,000	288,000
West	5,110	4,502	3,367,261	2,543,263	659,000	565,000
Other	9	3	9,159	2,857	1,018,000	952,000
Total	16,549	14,493	$7,979,441	5,990,635	$483,000	414,000
Of the total homes delivered listed above, 44 homes with a dollar value of $15.8 million and an average sales price of $358,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2022, compared to 31 home deliveries with a dollar value of $9.9 million and an average sales price of $319,000 for the three months ended May 31, 2021.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021
East	9,280	8,400	$3,898,097	2,912,235	$420,000	347,000
Central	5,465	5,180	2,389,692	2,019,628	437,000	390,000
Texas	5,825	5,096	1,899,163	1,426,802	326,000	280,000
West	8,502	8,124	5,509,465	4,520,071	648,000	556,000
Other	15	7	14,161	6,504	944,000	929,000
Total	29,087	26,807	$13,710,578	10,885,240	$472,000	406,000
Of the total homes delivered listed above, 69 homes with a dollar value of $25.1 million and an average sales price of $364,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2022, compared to 43 home deliveries with a dollar value of $13.6 million and an average sales price of $316,000 for the six months ended May 31, 2021.

New Orders (1):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021	2022	2021
East	354	351	5,973	5,351	$2,753,770	1,987,929	$461,000	372,000
Central	315	297	3,576	3,416	1,663,354	1,399,730	465,000	410,000
Texas	205	232	3,375	3,250	1,189,263	1,000,013	352,000	308,000
West	348	342	4,858	5,135	3,482,679	3,172,569	717,000	618,000
Other	3	3	10	5	9,203	5,146	920,000	1,029,000
Total	1,225	1,225	17,792	17,157	$9,098,269	7,565,387	$511,000	441,000
Of the total homes listed above, 60 homes with a dollar value of $30.8 million and an average sales price of $514,000 represent homes in seven active communities from unconsolidated entities for the three months ended May 31, 2022, compared to 32 homes with a dollar value of $9.9 million and an average sales price of $373,000 in four active communities for the three months ended May 31, 2021.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021
East	10,883	10,165	$4,886,826	3,688,041	$449,000	363,000
Central	6,688	6,742	3,065,492	2,733,356	458,000	405,000
Texas	6,141	6,025	2,111,048	1,812,182	344,000	301,000
West	9,812	9,787	6,818,611	5,864,964	695,000	599,000
Other	15	8	13,831	8,121	922,000	1,015,000
Total	33,539	32,727	$16,895,808	14,106,664	$504,000	431,000
Of the total new orders listed above, 104 homes with a dollar value of $48.2 million and an average sales price of $463,000 represent new orders from unconsolidated entities for the six months ended May 31, 2022, compared to 67 new orders with a dollar value of $23.5 million and an average sales price of $351,000 for the six months ended May 31, 2021.
(1)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2022 and 2021.
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021
East	9,882	7,778	$4,566,295	3,086,740	$462,000	397,000
Central	6,381	5,933	3,010,596	2,475,900	472,000	417,000
Texas	4,582	3,752	1,665,155	1,209,965	363,000	322,000
West	7,775	7,275	5,444,307	4,258,324	700,000	585,000
Other	4	3	3,611	3,465	903,000	1,155,000
Total	28,624	24,741	$14,689,964	11,034,394	$513,000	446,000
Of the total homes in backlog listed above, 114 homes with a backlog dollar value of $51.7 million and an average sales price of $453,000 represent the backlog from unconsolidated entities at May 31, 2022, compared to 62 homes with a backlog dollar value of $21.4 million and an average sales price of $345,000 at May 31, 2021. During the six months ended May 31, 2022, we acquired 347 homes and 54 homes in backlog in the East and Central Homebuilding segment, respectively.
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
Three Months Ended May 31, 2022 versus Three Months Ended May 31, 2021
Homebuilding East: Revenues from home sales increased in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey and an increase in the average sales price of homes delivered in all the states of the segment. The increase in the number of home deliveries was primarily driven by an increase in the number of active communities. The decrease in the number of home deliveries in New Jersey was primarily due to a decrease in the number of active communities due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the second quarter of 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in North Carolina and Virginia, and an increase in the average sales price of homes delivered in all the states in the segment except in Georgia, Maryland and Tennessee. The increase in the number of home deliveries was primarily driven by an increase in active communities. The decrease in the number of home deliveries in North Carolina and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Georgia, Maryland and Tennessee was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. In the second quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding Texas: Revenues from home sales increased in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of home deliveries was primarily driven by an increase in deliveries per active community over the same period last year. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the second quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding West: Revenues from home sales increased in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in Utah, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily driven by an increase in deliveries per active community over the same period last year. The decrease in the number of home deliveries in Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the second quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Six Months Ended May 31, 2022 versus Six Months Ended May 31, 2021
Homebuilding East: Revenues from home sales increased in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to an increase in the number of home deliveries and an increase the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily driven by an increase in the number of active communities. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the six months ended May 31, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in North Carolina and Virginia, and an increase in the average sales price of homes delivered in all the states of the segment except in Georgia and Tennessee. The increase in the number of home deliveries was primarily driven by an increase in active communities. The decrease in the number of home deliveries in North Carolina and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. The decrease in the average sales price of homes delivered in Georgia and Tennessee was primarily driven by a change in product mix due to a higher percentage of deliveries in lower-priced communities. In the six months ended May 31, 2022, an increase in revenues per square foot was less than offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries was slightly down year over year while land costs remained relatively flat.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of home deliveries was primarily driven by an increase in deliveries per active community over the same period last year. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the six months ended May 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding West: Revenues from home sales increased in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in Arizona, Nevada and Utah, and an increase in the average sales price of homes delivered in all the states in the segment. The decrease in the number of home deliveries in Arizona, Nevada and Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to favorable market conditions. In the six months ended May 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher material and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.

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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2022	2021	2022	2021
Dollar value of mortgages originated	$3,507,000	3,186,000	6,267,000	5,947,000
Number of mortgages originated	9,200	9,500	16,500	17,900
Mortgage capture rate of Lennar homebuyers	69%	74%	71%	75%
Number of title and closing service transactions	17,400	17,100	31,100	32,100
At May 31, 2022 and November 30, 2021, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $155.8 million and $157.8 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	May 31, 2022	November 30, 2021
Multifamily investments in unconsolidated entities	$638,559	654,029
Lennar's net investment in Multifamily	934,022	976,676

Statement of Operations	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2022	2021	2022	2021
Number of operating properties/investments sold through joint ventures	—	1	—	1
Lennar's share of gains on the sale of operating properties/investments	$—	14,784	—	14,784

Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At May 31, 2022 and November 30, 2021, we had $1.0 billion and $1.5 billion, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $325.3 million and $346.3 million, respectively. The investments in equity securities of Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder"), and Sunnova Energy International, Inc. ("Sunnova") are held at market and will therefore change depending on the value of our share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gains (losses) from technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Blend Labs (BLND) mark-to-market	$(13,550)	—	(20,992)	—
Hippo (HIPO) mark-to-market	(37,946)	—	(162,403)	—
Opendoor (OPEN) mark-to-market	(20,999)	(234,290)	(164,360)	235,455
SmartRent (SMRT) mark-to-market	(3,950)	—	(48,313)	—
Sonder (SOND) mark-to-market	(1,626)	—	(2,132)	—
Sunnova (NOVA) mark-to-market	106	(38,335)	(74,935)	(38,335)
Lennar Other unrealized gains (losses) from technology investments	$(77,965)	(272,625)	(473,135)	197,120

(2) Financial Condition and Capital Resources
At May 31, 2022, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.6 billion, compared to $3.0 billion at November 30, 2021 and $2.8 billion at May 31, 2021.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At May 31, 2022, we had $1.3 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.575 billion revolving credit facility, thereby providing $3.9 billion of available capacity.
Operating Cash Flow Activities
During the six months ended May 31, 2022 and 2021, cash provided by operating activities totaled $53 million and $718 million, respectively. During the six months ended May 31, 2022, cash provided by operating activities was impacted primarily by our net earnings, gross of Lennar Other mark-to-market loss on our publicly trade technology investments and other loss of $483 million, a decrease in loans held-for-sale of $336 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $277 million and a decrease in receivables of $126 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $3.1 billion.
During the six months ended May 31, 2021, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $444 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $185 million, and a decrease in receivables of $118 million, partially offset by an increase in inventories due to strategic land purchases, and land development and construction costs of $1.6 billion.
Investing Cash Flow Activities
During the six months ended May 31, 2022 and 2021, cash used in investing activities totaled $65 million and $50 million, respectively. During the six months ended May 31, 2022, our cash used in investing activities was primarily due to cash contributions of $261 million to unconsolidated entities, which included (1) $197 million to Homebuilding unconsolidated entities (2) $53 million to Lennar Other unconsolidated entities and (3) $11 million to Multifamily unconsolidated entities. In addition, we had $79 million of purchases of investment securities related to strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $239 million, which primarily included (1) $156 million from Multifamily unconsolidated entities, (2) $67 million from Homebuilding unconsolidated entities, and (3) $16 million from our Lennar Other unconsolidated entities.

During the six months ended May 31, 2021, our cash used in investing activities was primarily due to cash contributions of $282 million to unconsolidated entities, which included (1) $178.6 million to Homebuilding unconsolidated entities, (2) $57.8 million to Multifamily unconsolidated entities, and (3) $45.8 million to the strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $231.5 million, which primarily included (1) $134.2 million from Homebuilding unconsolidated entities, (2) $80.1 million from Multifamily unconsolidated entities, and (3) $17.2 million from the unconsolidated Rialto real estate funds included in our Lennar Other segment.
Financing Cash Flow Activities
During the six months ended May 31, 2022 and 2021, cash used in financing activities totaled $1.4 billion and $818 million, respectively. During the six months ended May 31, 2022, cash used in financing activities was primarily due to (1) $404 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $906 million of repurchases of our common stock, which included $847 million of repurchases under our repurchase program and $58 million of repurchases related to our equity compensation plan; and (3) $221 million of dividend payments. These were partially offset by $210 million of net proceeds from liabilities related to consolidated inventory not owned due to activity with land banks.
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
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2022	November 30, 2021	May 31, 2021
Homebuilding debt	$4,645,791	4,652,338	5,894,342
Stockholders’ equity	21,598,255	20,816,425	19,576,108
Total capital	$26,244,046	25,468,763	25,470,450
Homebuilding debt to total capital	17.7%	18.3%	23.1%
Homebuilding debt	$4,645,791	4,652,338	5,894,342
Less: Homebuilding cash and cash equivalents	1,314,741	2,735,213	2,581,583
Net Homebuilding debt	$3,331,050	1,917,125	3,312,759
Net Homebuilding debt to total capital (1)	13.4%	8.4%	14.5%
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
At May 31, 2022, Homebuilding debt to total capital was lower compared to November 30, 2021, primarily as a result of an increase in stockholders' equity due to net earnings, partially offset by share repurchases. At May 31, 2022, Homebuilding debt to total capital was lower compared to May 31, 2021, primarily as a result of a decrease in Homebuilding debt due to debt pay downs and an increase in stockholders' equity due to net earnings, partially offset by share repurchases.
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
We have announced an intention to spin-off to our stockholders our asset management businesses (Lennar Multifamily and Lennar Single Family Rental) and some of our other non-core assets. We expect the spin-off to take place by the end of 2022.

Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended
	May 31,
(Dollars in thousands)	2022	2021
Homebuilding average debt outstanding	$5,087,360	$5,981,490
Average interest rate	4.6%	4.9%
Interest incurred	$121,732	142,517
In May 2022, we amended the credit agreement governing our unsecured revolving credit facility (the “Credit Facility") to increase the commitment from $2.5 billion to $2.575 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024. The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of May 31, 2022. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of May 31, 2022:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2022
Minimum net worth test	$10,919,391	15,123,049
Maximum leverage ratio	65.0%	19.5%
Liquidity test	1.00	15.15
Financial Services Warehouse Facilities
Our Financial Services segment uses the residential warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan origination and securitization activities and were secured by up to an 80% interest in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The details of our Class A and Class B common stock repurchases under the authorized repurchase programs for the three and six months ended May 31, 2022 and 2021 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2022, treasury stock decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. This decrease in treasury shares was partially offset by our repurchase of 8.2 million and 1.1 million shares of Class A and Class B common stock, respectively, through our stock repurchase program. During the six months ended May 31, 2021, treasury shares increased due to our repurchase of 1.9 million shares of Class A and Class B common stock primarily due to our repurchase of 1.5 million shares of Class A and Class B common stock through our stock repurchase program.
On June 22, 2022, our Board of Directors declared a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock, payable on July 21, 2022 to holders of record at the close of business on July 7, 2022. On May 10, 2022, we paid cash dividends of $0.375 per share on both our Class A and Class B common stock to holders of record at the close of business on April 26, 2022, as declared by our Board of Directors on April 12, 2022. We approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both its Class A and Class B common stock.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Currently, certain of our 100% owned subsidiaries, which are primarily homebuilding subsidiaries, are guaranteeing all our senior notes. The guarantees are full and unconditional.
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2022 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2022 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	May 31, 2022	November 30, 2021
Due from non-guarantor subsidiaries	$15,629,491	4,187,044
Equity method investments	1,031,783	937,920
Total assets	34,808,404	30,750,296
Total liabilities	9,990,538	9,631,796

Six Months Ended
(In thousands)	May 31, 2022
Total revenues	$12,489,613
Operating earnings	2,719,162
Earnings before income taxes	2,475,436
Net earnings attributable to Lennar	1,862,647
Off-Balance Sheet Arrangements
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2022, we had equity investments in 47 active homebuilding and land unconsolidated entities (of which three had recourse debt, 14 had non-recourse debt and 30 had no debt) compared to 41 active homebuilding and land unconsolidated entities at November 30, 2021. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$1,222,548	83,023	108,857	374,337	656,331	—
Land seller and other debt	13,508	—	—	—	—	13,508
Maximum recourse debt exposure to Lennar	3,303	—	—	—	3,303	—
Debt issuance costs	(13,828)	—	—	—	—	(13,828)
Total	$1,225,531	83,023	108,857	374,337	659,634	(320)
Multifamily: Investments in Unconsolidated Entities
At May 31, 2022, Multifamily had equity investments in 19 unconsolidated entities that are engaged in multifamily residential developments (of which 12 had non-recourse debt and 7 had no debt), compared to 17 unconsolidated entities at November 30, 2021. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Recently, however, we have been focused on developing properties with the intention of retaining them. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and a new Multifamily Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2022 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We regularly monitor the results of both our Homebuilding and Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at May 31, 2022.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$3,962,022	347,265	1,230,742	893,349	1,490,666	—
Debt issuance costs	(23,426)	—	—	—	—	(23,426)
Total	$3,938,596	347,265	1,230,742	893,349	1,490,666	(23,426)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled from the applicable funds and have been recorded as revenues. Our investment in the Rialto funds and investment vehicles totaled $200.1 million and $200.6 million as of May 31, 2022 and November 30, 2021, respectively.
As of May 31, 2022 and November 30, 2021, we had strategic technology investments in unconsolidated entities of $123.7 million and $145.6 million, respectively. Our strategic technology investments through LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.

We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
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
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites):

	Controlled Homesites					Years of
May 31, 2022	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	109,986	—	109,986	54,610	164,596
Central	42,281	—	42,281	41,674	83,955
Texas	90,443	—	90,443	44,388	134,831
West	70,434	—	70,434	49,997	120,431
Other	—	5,758	5,758	2,028	7,786
Total homesites	313,144	5,758	318,902	192,697	511,599	3.1
% of total homesites			62%	38%

	Controlled Homesites					Years of
May 31, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Supply Owned (1)
East	55,537	5,750	61,287	55,218	116,505
Central	24,283	92	24,375	41,816	66,191
Texas	43,447	—	43,447	38,332	81,779
West	52,347	3,444	55,791	51,336	107,127
Other	4	7,569	7,573	2,235	9,808
Total homesites	175,618	16,855	192,473	188,937	381,410	3.3
% of total homesites			50%	50%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. There were no outstanding borrowings under our Credit Facility as of May 31, 2022.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended November 30, 2021. While our critical accounting policies have not significantly changed during the six months ended May 31, 2022, the following provides additional disclosures about our revenue recognition accounting policy.
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
As of May 31, 2022, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2022, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.1 billion under residential facilities and $63.9 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2022

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2022	2023	2024	2025	2026	2027	Thereafter	Total	2022
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$648.0	150.5	1,531.6	593.0	404.5	1,265.3	43.2	4,636.1	4,716.6
Average interest rate	4.6%	3.8%	5.0%	4.8%	5.2%	4.8%	6.5%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	145.6	145.6	145.1
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,172.1	4.2	—	—	—	—	—	1,176.3	1,176.3
Average interest rate	2.8%	3.1%	—	—	—	—	—	2.8%	—
Multifamily:
Notes payable:
Fixed rate	$13.5	—	—	—	—	—	—	13.5	13.5
Average interest rate	0.0%	—	—	—	—	—	—	0.0%	—
Variable rate	$—	—	3.1	—	—	—	—	3.1	3.1
Average interest rate	—	—	3.6%	—	—	—	—	3.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2021.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2021, other than the impact of inflation and increased interest rates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2022:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2022	813,374	$84.18	804,500	15,336,460
April 1 to April 30, 2022	2,307,257	$77.64	2,275,000	28,224,847
May 1 to May 31, 2022	1,022,370	$74.91	1,020,500	27,204,347
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
Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1
Eighth Amended and Restated Credit Agreement, dated as of May 23, 2022, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as issuing lender and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 23, 2022.

10.2
Eighth Amended and Restated Guarantee Agreement, dated as of May 23, 2022, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 23, 2022.

10.3***
Lennar Corporation 2016 Equity Incentive Plan, as Amended and Restated effective January 12, 2022 - Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 1, 2022.

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, filed on July 1, 2022, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
* Filed herewith.
** Included in Exhibit 101.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 1, 2022	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	July 1, 2022	/s/ David Collins
David Collins
Vice President and Controller