Form 10-Q
period 2022-08-31
LENNAR CORP /NEW/
filed 2022-10-04
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2022:
Class A 254,767,434
Class B 36,399,152

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	August 31,	November 30,
	2022 (1)	2021 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,309,364	2,735,213
Restricted cash	32,575	21,927
Receivables, net	665,472	490,278
Inventories:
Finished homes and construction in progress	13,043,631	10,446,139
Land and land under development	7,849,160	7,108,142
Consolidated inventory not owned	1,949,718	1,161,023
Total inventories	22,842,509	18,715,304
Investments in unconsolidated entities	1,174,498	972,084
Goodwill	3,442,359	3,442,359
Other assets	1,163,519	1,090,654
	30,630,296	27,467,819
Financial Services	2,523,970	2,964,367
Multifamily	1,267,908	1,311,747
Lennar Other	917,703	1,463,845
Total assets	$35,339,877	33,207,778
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
As of August 31, 2022, total assets include $1.4 billion related to consolidated VIEs of which $69.4 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $63.9 million in Homebuilding finished homes and construction in progress, $741.0 million in Homebuilding land and land under development, $420.9 million in Homebuilding consolidated inventory not owned, $1.0 million in Homebuilding investments in unconsolidated entities, $24.2 million in Homebuilding other assets, $29.4 million in Multifamily assets and $13.5 million in Lennar Other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	August 31,	November 30,
	2022 (2)	2021 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,552,583	1,321,247
Liabilities related to consolidated inventory not owned	1,661,927	976,602
Senior notes and other debts payable, net	4,057,496	4,652,338
Other liabilities	2,836,442	2,920,055
	10,108,448	9,870,242
Financial Services	1,675,492	1,906,343
Multifamily	326,048	288,930
Lennar Other	102,351	145,981
Total liabilities	12,212,339	12,211,496
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2022 and November 30, 2021 - 400,000,000 shares; Issued: August 31, 2022 - 255,821,290 shares and November 30, 2021 - 300,500,075 shares	25,582	30,050
Class B common stock of $0.10 par value; Authorized: August 31, 2022 and November 30, 2021 - 90,000,000 shares; Issued: August 31, 2022 - 36,601,215 shares and November 30, 2021 - 39,443,168 shares	3,660	3,944
Additional paid-in capital	5,388,413	8,807,891
Retained earnings	17,647,293	14,685,329
Treasury stock, at cost; August 31, 2022 - 1,053,856 shares of Class A common stock and 202,063 shares of Class B common stock; November 30, 2021 - 38,586,961 shares of Class A common stock and 1,922,016 shares of Class B common stock	(89,760)	(2,709,448)
Accumulated other comprehensive income (loss)	2,090	(1,341)
Total stockholders’ equity	22,977,278	20,816,425
Noncontrolling interests	150,260	179,857
Total equity	23,127,538	20,996,282
Total liabilities and equity	$35,339,877	33,207,778
(2)As of August 31, 2022, total liabilities include $489.1 million related to consolidated VIEs as to which there was no recourse against the Company, of which $26.7 million is included in Homebuilding accounts payable, $413.5 million in Homebuilding liabilities related to consolidated inventory not owned, $29.3 million in Homebuilding senior notes and other debts payable, $9.7 million in Homebuilding other liabilities, $3.5 million in Multifamily liabilities and $6.3 million in Lennar Other liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenues:
Homebuilding	$8,479,496	6,558,509	22,209,683	17,529,606
Financial Services	202,078	206,973	578,945	669,789
Multifamily	243,056	167,921	686,436	476,837
Lennar Other	9,801	8,000	21,579	20,884
Total revenues	8,934,431	6,941,403	23,496,643	18,697,116
Costs and expenses:
Homebuilding	6,494,737	5,225,497	17,241,788	14,253,299
Financial Services	138,730	94,890	320,871	290,179
Multifamily	215,433	174,410	654,322	474,389
Lennar Other	10,007	9,010	23,650	18,994
Corporate general and administrative	115,557	94,942	334,425	296,190
Charitable foundation contribution	17,248	15,199	46,335	42,006
Total costs and expenses	6,991,712	5,613,948	18,621,391	15,375,057
Homebuilding equity in earnings (loss) from unconsolidated entities	(14,652)	2,391	(10,076)	(3,862)
Homebuilding other income (expense), net	(6,883)	(5,570)	(4,334)	3,043
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	20,864	(2,904)	22,468	9,682
Lennar Other equity in earnings (loss) from unconsolidated entities, other income (expense), net, and other gain (loss)	(31,935)	(689)	(68,493)	216,540
Lennar Other unrealized gains (losses) from technology investments	(85,839)	493,671	(558,974)	690,791
Earnings before income taxes	1,824,274	1,814,354	4,255,843	4,238,253
Provision for income taxes	(351,580)	(405,136)	(951,276)	(975,354)
Net earnings (including net earnings attributable to noncontrolling interests)	1,472,694	1,409,218	3,304,567	3,262,899
Less: Net earnings attributable to noncontrolling interests	5,350	2,330	12,886	23,279
Net earnings attributable to Lennar	$1,467,344	1,406,888	3,291,681	3,239,620
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$342	131	1,146	(495)
Reclassification adjustments for gain included in earnings, net of tax	—	—	2,285	—
Total other comprehensive income (loss), net of tax	$342	131	3,431	(495)
Total comprehensive income attributable to Lennar	$1,467,686	1,407,019	3,295,112	3,239,125
Total comprehensive income attributable to noncontrolling interests	$5,350	2,330	12,886	23,279
Basic earnings per share	$5.04	4.52	11.19	10.37
Diluted earnings per share	$5.03	4.52	11.18	10.36

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2022	2021
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$3,304,567	3,262,899
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,921	65,845
Amortization of discount/premium on debt, net	(1,312)	(6,257)
Equity in earnings (loss) from unconsolidated entities	34,870	(64,571)
Distributions of earnings from unconsolidated entities	46,376	40,552
Share-based compensation expense	154,710	105,386
Deferred income tax (benefit) expense	(15,991)	288,259
Loans held-for-sale unrealized loss	41,356	26,156
Lennar Other unrealized (gains) losses from technology investments and other (gain) loss	578,674	(848,544)
Gain on sale of other assets and operating properties and equipment	(7,572)	(18,596)
Gain on sale of Financial Services' portfolio/businesses	—	(2,528)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	27,247	16,020
Changes in assets and liabilities:
(Increase) decrease in receivables	(164,383)	131,282
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(3,894,170)	(2,252,820)
Increase in other assets	(110,761)	(154,005)
Decrease in loans held-for-sale	318,974	209,262
Increase in accounts payable and other liabilities	180,946	514,007
Net cash provided by operating activities	551,452	1,312,347
Cash flows from investing activities:
Net additions of operating properties and equipment	(27,534)	(39,947)
Proceeds from the sale of operating properties and equipment and other assets	18,247	36,882
Investments in and contributions to unconsolidated entities	(396,734)	(354,588)
Distributions of capital from unconsolidated entities	331,801	292,466
Proceeds from sale of investment in consolidated joint venture	—	15,950
Proceeds from sale of commercial mortgage-backed securities bonds	9,191	11,307
Proceeds from sale of Financial Services portfolio/business	—	3,327
Decrease in Financial Services loans held-for-investment, net	18,859	13,249
Purchases of investment securities	(93,769)	(121,675)
Proceeds from maturities/sales of investment securities	8,472	11,861
Net cash used in investing activities	$(131,467)	(131,168)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2022	2021
Cash flows from financing activities:
Net repayments under warehouse facilities	$(238,113)	(357,472)
Redemption of senior notes	(575,000)	(299,999)
Principal payments on notes payable and other borrowings	(35,542)	(165,403)
Proceeds from other borrowings	—	13,973
Proceeds from liabilities related to consolidated inventory not owned	845,408	441,177
Payments related to consolidated inventory not owned	(517,654)	(238,273)
Payments related to other liabilities, net	—	(7,142)
Receipts related to noncontrolling interests	30,060	18,575
Payments related to noncontrolling interests	(85,098)	(20,859)
Common stock:
Repurchases	(918,682)	(452,508)
Dividends	(329,717)	(233,988)
Net cash used in financing activities	$(1,824,338)	(1,301,919)
Net decrease in cash and cash equivalents and restricted cash	(1,404,353)	(120,740)
Cash and cash equivalents and restricted cash at beginning of period	2,955,683	2,932,730
Cash and cash equivalents and restricted cash at end of period	$1,551,330	2,811,990
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,309,364	2,623,320
Financial Services	143,630	137,021
Multifamily	40,870	15,302
Lennar Other	10,181	3,498
Homebuilding restricted cash	32,575	21,519
Financial Services restricted cash	14,710	11,330
	$1,551,330	2,811,990
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$33,695	139,111
Non-cash contributions to unconsolidated entities	204,911	20,423
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$(19,800)	—
Other assets	41	—
Investments in unconsolidated entities	(736)	—
Other liabilities	(271)	—
Noncontrolling interests	20,766	—

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for both the three and nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2022 and November 30, 2021 included $655.7 million and $940.4 million, respectively, of cash held in escrow. On average for the three months ended August 31, 2022, cash was held in escrow for approximately two days.
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of the homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the three months ended August 31, 2022 and 2021, sales incentives offered to homebuyers averaged $12,300 per home, or 2.5% as a percentage of home sales revenues, and $7,300 per home, or 1.7% as a percentage of home sales revenues, respectively. For the nine months ended August 31, 2022 and 2021, sales incentives offered to homebuyers averaged $9,500 per home, or 1.9% as a percentage of home sales revenues, and $9,300 per home, or 2.2% as a percentage of home sales revenues, respectively.
Share-based Payments
During both the three months ended August 31, 2022 and 2021, the Company granted employees an immaterial number of nonvested shares. During both the nine months ended August 31, 2022 and 2021, the Company granted employees 1.4 million nonvested shares.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	August 31, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,309,364	143,630	40,870	10,181	1,504,045
Restricted cash	32,575	14,710	—	—	47,285
Receivables, net (1)	665,472	606,672	108,313	—	1,380,457
Inventories	22,842,509	—	429,923	—	23,272,432
Loans held-for-sale (2)	—	1,260,122	—	—	1,260,122
Investments in equity securities (3)	—	—	—	487,082	487,082
Investments available-for-sale (4)	—	—	—	35,163	35,163
Loans held-for-investment, net	—	38,939	—	—	38,939
Investments held-to-maturity	—	151,015	—	—	151,015
Investments in unconsolidated entities	1,174,498	—	631,513	342,636	2,148,647
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,163,519	119,183	57,289	42,641	1,382,632
	$30,630,296	2,523,970	1,267,908	917,703	35,339,877
Liabilities:
Notes and other debts payable, net	$4,057,496	1,487,913	16,683	—	5,562,092
Accounts payable and other liabilities	6,050,952	187,579	309,365	102,351	6,650,247
	$10,108,448	1,675,492	326,048	102,351	12,212,339

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,735,213	167,021	16,850	2,660	2,921,744
Restricted cash	21,927	12,012	—	—	33,939
Receivables, net (1)	490,278	708,165	98,405	—	1,296,848
Inventories	18,715,304	—	454,093	—	19,169,397
Loans held-for-sale (2)	—	1,636,351	—	—	1,636,351
Investments in equity securities (3)	—	—	—	1,006,599	1,006,599
Investments available-for-sale (4)	—	—	—	41,654	41,654
Loans held-for-investment, net	—	44,582	—	—	44,582
Investments held-to-maturity	—	157,808	—	—	157,808
Investments in unconsolidated entities	972,084	—	654,029	346,270	1,972,383
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,090,654	48,729	88,370	66,662	1,294,415
	$27,467,819	2,964,367	1,311,747	1,463,845	33,207,778
Liabilities:
Notes and other debts payable, net	$4,652,338	1,726,026	—	—	6,378,364
Accounts payable and other liabilities	5,217,904	180,317	288,930	145,981	5,833,132
	$9,870,242	1,906,343	288,930	145,981	12,211,496
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2022 and November 30, 2021, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $178.0 million and $100.1 million without readily available fair values as of August 31, 2022 and November 30, 2021, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and Unallocated	Total
Revenue	$8,479,496	202,078	243,056	9,801	—	8,934,431
Operating earnings (loss) (1)	1,963,224	63,348	48,487	(117,980)	—	1,957,079
Corporate general and administrative expenses	—	—	—	—	115,557	115,557
Charitable foundation contribution	—	—	—	—	17,248	17,248
Earnings (loss) before income taxes	1,963,224	63,348	48,487	(117,980)	(132,805)	1,824,274

	Three Months Ended August 31, 2021
Revenues	$6,558,509	206,973	167,921	8,000	—	6,941,403
Operating earnings (loss)	1,329,833	112,083	(9,393)	491,972	—	1,924,495
Corporate general and administrative expenses	—	—	—	—	94,942	94,942
Charitable foundation contribution	—	—	—	—	15,199	15,199
Earnings (loss) before income taxes	1,329,833	112,083	(9,393)	491,972	(110,141)	1,814,354
(1) Financial Services operating earnings for the three months ended August 31, 2022, included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and Unallocated	Total
Revenues	$22,209,683	578,945	686,436	21,579	—	23,496,643
Operating earnings (loss) (1)	4,953,485	258,074	54,582	(629,538)	—	4,636,603
Corporate general and administrative expenses	—	—	—	—	334,425	334,425
Charitable foundation contribution	—	—	—	—	46,335	46,335
Earnings (loss) before income taxes	4,953,485	258,074	54,582	(629,538)	(380,760)	4,255,843

	Nine Months Ended August 31, 2021
Revenues	$17,529,606	669,789	476,837	20,884	—	18,697,116
Operating earnings	3,275,488	379,610	12,130	909,221	—	4,576,449
Corporate general and administrative expenses	—	—	—	—	296,190	296,190
Charitable foundation contribution	—	—	—	—	42,006	42,006
Earnings (loss) before income taxes	3,275,488	379,610	12,130	909,221	(338,196)	4,238,253
(1)Financial Services operating earnings for the nine months ended August 31, 2022, included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment.

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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
August 31, 2022	$7,143,051	4,393,636	3,720,373	12,800,380	1,414,935	1,157,922	30,630,297
November 30, 2021	5,854,057	3,782,847	2,801,192	11,171,741	1,443,163	2,414,819	27,467,819
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended August 31, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$2,540,285	1,577,544	1,140,556	3,212,169	8,942	8,479,496
Operating earnings (loss)	642,482	272,351	278,814	788,443	(18,866)	1,963,224

	Three Months Ended August 31, 2021
Revenues	$1,678,851	1,268,817	827,229	2,775,556	8,056	6,558,509
Operating earnings (loss)	356,895	197,229	186,008	608,815	(19,114)	1,329,833

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$6,424,922	3,970,805	3,048,676	8,733,429	31,851	22,209,683
Operating earnings (loss)	1,548,296	631,224	722,983	2,077,740	(26,758)	4,953,485

	Nine Months Ended August 31, 2021
Revenues	$4,602,560	3,294,842	2,270,566	7,338,906	22,732	17,529,606
Operating earnings (loss)	928,805	488,300	491,708	1,423,332	(56,657)	3,275,488
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
At August 31, 2022, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
October 2022	$200,000
December 2022	500,000
May 2023	200,000
August 2023	1,000,000
Total - Residential facilities	$1,900,000
LMF Commercial facilities maturing
November 2022	$100,000
December 2022	400,000
July 2023	50,000
Total - LMF Commercial facilities	$550,000
Total	$2,450,000
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	August 31, 2022	November 30, 2021
Borrowings under the residential facilities	$1,289,260	1,482,258
Collateral under the residential facilities	1,343,967	1,539,641
Borrowings under the LMF Commercial facilities	57,740	96,294
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and nine months ended August 31, 2022 and 2021. Loan origination liabilities were $12.1 million and $11.7 million as of August 31, 2022 and November 30, 2021, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2022	2021	2022	2021
Originations (1)	$109,850	178,669	518,345	594,667
Sold	188,266	226,357	511,733	665,062
Securitizations	2	1	4	4
(1)During both the three and nine months ended August 31, 2022 and 2021, all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2022 and November 30, 2021, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2022 or 2021. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	August 31, 2022	November 30, 2021
Carrying value	$151,015	157,808
Outstanding debt, net of debt issuance costs	140,912	147,474
Incurred interest rate	3.4%	3.4%

	August 31, 2022
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2022	2021	2022	2021
Blend Labs (BLND) mark-to-market	$(518)	6,852	(21,510)	6,852
Hippo (HIPO) mark-to-market	(32,933)	324,855	(195,336)	324,855
Opendoor (OPEN) mark-to-market	(54,391)	37,301	(218,751)	272,756
SmartRent (SMRT) mark-to-market	(23,118)	100,793	(71,431)	100,793
Sonder (SOND) mark-to-market	(168)	—	(2,300)	—
Sunnova (NOVA) mark-to-market	25,289	23,870	(49,646)	(14,465)
Lennar Other unrealized gains (losses) from technology investments	$(85,839)	493,671	(558,974)	690,791
Doma Holdings, Inc. ("Doma") went public during the year ended November 30, 2021. However, Doma is a public company that is an investment accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of August 31, 2022, the Company owned approximately 25% of Doma and the carrying amount of the Company's investment was $17.1 million.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	August 31, 2022	November 30, 2021
Investments in unconsolidated entities (1) (2)	$1,174,498	972,084
Underlying equity in unconsolidated entities' net assets (1)	1,527,359	1,301,719
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2022 and November 30, 2021, the carrying amount of the Company's investment was $386.3 million and $381.6 million, respectively.
As of August 31, 2022 and November 30, 2021, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $183.6 million and $241.0 million, respectively.
The Company has an immaterial amount of recourse exposure to debt of the Homebuilding unconsolidated entities in which it has investments. While the Company sometimes guarantees debt of unconsolidated entities, in most instances the Company’s partners have also guaranteed that debt and are required to contribute their shares of any payments. In most instances, the amount of guaranteed debt of an unconsolidated entity is less than the value of the collateral securing it.
As of both August 31, 2022 and November 30, 2021, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2022, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
In 2021, the Company formed the Upward America Venture LP ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion, including $350 million of equity commitments raised during the first quarter of 2022. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of August 31, 2022 and November 30, 2021, the carrying amount of the Company's investment in Upward America was $28.5 million and $13.3 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2021. As of both August 31, 2022 and November 30, 2021, the fair value of the completion guarantees was immaterial. As of August 31, 2022 and November 30, 2021, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.1 billion and $855.2 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. The details of the activity were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2022	2021	2022	2021
General contractor services, net of deferrals	$123,550	138,038	366,419	402,328
General contractor costs	118,738	137,860	350,773	391,096
Management fee income	17,514	13,822	46,968	42,881

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. During the first quarter of 2022, the Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1 billion in equity and Lennar's ownership percentage in the Fund is expected to be 4%. The Company currently has a $6.3 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund
Details of LMV I and LMV II as of and during the nine months ended August 31, 2022 are included below:

	August 31, 2022
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$217,163	299,111
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,151,474	1,207,610
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,724	364,801
Lennar's remaining commitments	4,292	16,199
Distributions to Lennar during the nine months ended August 31, 2022	25,576	12,555
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds and investment vehicles totaled $193.8 million and $200.6 million as of August 31, 2022 and November 30, 2021, respectively. The Company also had strategic technology investments in unconsolidated entities of $148.9 million and $145.6 million, as of August 31, 2022 and November 30, 2021, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2022 and 2021:

		Three Months Ended August 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748	16,288,698	191,519
Net earnings (including net earnings attributable to noncontrolling interests)	1,472,694	—	—	—	—	—	1,467,344	5,350
Employee stock and directors plans	(13,106)	—	—	39	(13,145)	—	—	—
Amortization of restricted stock	38,200	—	—	38,200	—	—	—	—
Cash dividends	(108,749)	—	—	—	—	—	(108,749)	—
Receipts related to noncontrolling interests	11,965	—	—	—	—	—	—	11,965
Payments related to noncontrolling interests	(19,577)	—	—	—	—	—	—	(19,577)
Non-cash purchase or activity of noncontrolling interests, net	(44,005)	—	—	(5,008)	—	—	—	(38,997)
Total other comprehensive income, net of tax	342	—	—	—	—	342	—	—
Balance at August 31, 2022	$23,127,538	25,582	3,660	5,388,413	(89,760)	2,090	17,647,293	150,260

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended August 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2021	$19,702,098	30,049	3,944	8,755,020	(1,452,874)	(1,431)	12,241,400	125,990
Net earnings (including net earnings attributable to noncontrolling interests)	1,409,218	—	—	—	—	—	1,406,888	2,330
Employee stock and directors plans	(32,426)	1	—	55	(32,482)	—	—	—
Purchases of treasury stock	(246,385)	—	—	—	(246,385)	—	—	—
Amortization of restricted stock	24,752	—	—	24,752	—	—	—	—
Cash dividends	(77,662)	—	—	—	—	—	(77,662)	—
Receipts related to noncontrolling interests	4,670	—	—	—	—	—	—	4,670
Payments related to noncontrolling interests	(3,633)	—	—	—	—	—	—	(3,633)
Non-cash purchase or activity of noncontrolling interests, net	(1,224)	—	—	(1,218)	—	—	—	(6)
Total other comprehensive income, net of tax	131	—	—	—	—	131	—	—
Balance at August 31, 2021	$20,779,539	30,050	3,944	8,778,609	(1,731,741)	(1,300)	13,570,626	129,351

		Nine Months Ended August 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)		14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	3,304,567	—	—	—	—	—		3,291,681	12,886
Employee stock and directors plans	(70,525)	199	—	893	(71,617)	—		—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—		—	—
Purchases of treasury stock	(847,071)	—	—	—	(847,071)	—		—	—
Amortization of restricted stock	154,710	—	—	154,710	—	—		—	—
Cash dividends	(329,717)	—	—	—	—	—	—	(329,717)	—
Receipts related to noncontrolling interests	30,060	—	—	—	—	—		—	30,060
Payments related to noncontrolling interests	(85,098)	—	—	—	—	—		—	(85,098)
Non-cash purchase or activity of noncontrolling interests, net	(29,101)	—	—	(41,656)	—	—		—	12,555
Total other comprehensive income, net of tax	3,431	—	—	—	—	3,431		—	—
Balance at August 31, 2022	$23,127,538	25,582	3,660	5,388,413	(89,760)	2,090		17,647,293	150,260

		Nine Months Ended August 31, 2021
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Loss		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2020	$18,099,401	29,894	3,944	8,676,056	(1,279,227)	(805)		10,564,994	104,545
Net earnings (including net earnings attributable to noncontrolling interests)	3,262,899	—	—	—	—	—		3,239,620	23,279
Employee stock and directors plans	(63,242)	156	—	1,161	(64,559)	—		—	—
Purchases of treasury stock	(387,955)	—	—	—	(387,955)	—		—	—
Amortization of restricted stock	105,846	—	—	105,846	—	—		—	—
Cash dividends	(233,988)	—	—	—	—	—	—	(233,988)	—
Receipts related to noncontrolling interests	18,575	—	—	—	—	—		—	18,575
Payments related to noncontrolling interests	(20,859)	—	—	—	—	—		—	(20,859)
Non-cash purchase or activity of noncontrolling interests, net	(643)	—	—	(4,454)	—	—		—	3,811
Total other comprehensive loss, net of tax	(495)	—	—	—	—	(495)		—	—
Balance at August 31, 2021	$20,779,539	30,050	3,944	8,778,609	(1,731,741)	(1,300)		13,570,626	129,351

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
On September 28, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.375 per share on both its Class A and Class B common stock, payable on October 27, 2022 to holders of record at the close of business on October 13, 2022. On July 21, 2022, the Company paid cash dividends of $0.375 per share on both its Class A and Class B common stock to holders of record at the close of business on July 7, 2022, as declared by its Board of Directors on June 22, 2022. The Company approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both its Class A and Class B common stock.
During the nine months ended August 31, 2022, the Company retired 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by the Company's Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury stock and additional paid-in capital within stockholders' equity.
In October 2021, the Company's Board of Directors authorized an increase to the Company's stock repurchase program to enable the Company to repurchase up to the lesser of an additional $1 billion in value or 25 million in shares, of its outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, the Company's Board of Directors approved an additional authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The following table represents the repurchases of the Company's Class A and Class B common stocks under the authorized repurchase programs:

	Three Months Ended				Nine Months Ended
	August 31,				August 31
	2022		2021		2022		2021
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	—	—	2,500,000	—	8,246,000	1,122,000	4,010,000	—
Total purchase price	$—	$—	$246,335	$—	$762,282	$84,601	$387,875	$—
Average price per share	$—	$—	$98.53	$—	$92.44	$75.40	$96.73	$—
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2022	2021	2022	2021
Provision for income taxes	$351,580	405,136	951,276	975,354
Effective tax rate (1)	19.3%	22.4%	22.4%	23.1%
(1)For both the three and nine months ended August 31, 2022 and 2021, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits. The three and nine months ended August 31, 2022 included a $50.2 million benefit related to the resolution of an uncertain state tax position, as well as the impact of the retroactive extension of the new energy efficient home tax credit by the enactment of the Inflation Reduction Act.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net earnings attributable to Lennar	$1,467,344	1,406,888	3,291,681	3,239,620
Less: distributed earnings allocated to nonvested shares	655	776	3,830	2,182
Less: undistributed earnings allocated to nonvested shares	15,088	15,918	34,605	38,329
Numerator for basic earnings per share	1,451,601	1,390,194	3,253,246	3,199,109
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	1,038	785	3,881	2,907
Numerator for diluted earnings per share	$1,450,563	1,389,409	3,249,365	3,196,202
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	288,109	307,296	290,645	308,403
Denominator for diluted earnings per share - weighted average common shares outstanding	288,109	307,296	290,645	308,403
Basic earnings per share	$5.04	4.52	11.19	10.37
Diluted earnings per share	$5.03	4.52	11.18	10.36
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and nine months ended August 31, 2022 and 2021, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2022	November 30, 2021
4.875% senior notes due December 2023	$398,969	398,345
4.50% senior notes due 2024	648,794	648,253
5.875% senior notes due 2024	435,296	438,810
4.75% senior notes due 2025	498,781	498,446
5.25% senior notes due 2026	404,561	405,497
5.00% senior notes due 2027	351,837	352,124
4.75% senior notes due 2027	896,071	895,510
4.75% senior notes due 2022	—	573,840
Mortgage notes on land and other debt	423,187	441,513
	$4,057,496	4,652,338
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $8.2 million and $11.0 million as of August 31, 2022 and November 30, 2021, respectively.
During the three months ended August 31, 2022, the Company redeemed early $575 million aggregate principal amount of its 4.75% senior notes due November 2022. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In May 2022, the Company amended the credit agreement governing its unsecured revolving credit facility (the “Credit Facility") which increased the commitment from $2.5 billion to $2.575 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024. The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2021. The Company's outstanding performance letters of credit and surety bonds are disclosed below:

(In thousands)	August 31, 2022	November 30, 2021
Performance letters of credit	$1,148,595	924,584
Financial letters of credit	547,210	425,843
Surety bonds	3,894,416	3,553,047
Anticipated future costs primarily for site improvements related to performance surety bonds	2,023,081	1,690,861
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2022	2021	2022	2021
Warranty reserve, beginning of the period	$377,990	361,741	377,021	341,765
Warranties issued	73,697	55,236	190,704	149,854
Adjustments to pre-existing warranties from changes in estimates (1)	10,301	8,288	16,023	27,048
Payments	(67,395)	(50,290)	(189,155)	(143,692)
Warranty reserve, end of period	$394,593	374,975	394,593	374,975
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2022 and 2021 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2022 and November 30, 2021, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2022		November 30, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$38,939	38,950	44,582	44,594
Investments held-to-maturity	Level 3	151,015	155,830	157,808	184,495
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,057,496	4,042,848	4,652,338	5,046,721
Financial Services notes and other debts payable, net	Level 2	1,487,913	1,486,170	1,726,026	1,726,860
Multifamily notes payable, net	Level 2	16,683	16,683	—	—
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2022	November 30, 2021
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,253,675	1,636,283
LMF Commercial loans held-for-sale	Level 3	6,447	68
Mortgage servicing rights	Level 3	3,356	2,492
Forward options	Level 1	16,004	—
Lennar Other:
Investments in equity securities	Level 1	$309,037	906,539
Investments available-for-sale	Level 3	35,163	41,654
Residential and LMF Commercial loans held-for-sale in the table above include:

	August 31, 2022		November 30, 2021
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,245,511	8,164	1,586,764	49,519
LMF Commercial loans held-for-sale	6,200	247	—	68
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2022 and November 30, 2021. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Unobservable inputs	As of August 31, 2022	As of November 30, 2021
Mortgage prepayment rate	8%	13%
Discount rate	13%	13%
Delinquency rate	7%	4%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Forward options - Fair value of forward options is based on independent quoted market prices for similar financial instruments. The fair value of these are included in Financial Services' other assets and the Company recognizes the changes in the fair value of the premium paid as Financial Services' Revenue.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2022	2021	2022	2021
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(14,319)	4,196	(41,356)	(26,156)
Mortgage loan commitments	(7,958)	118	18,597	260
Forward contracts	42,781	1,649	34,291	11,934
Forward options	(6)	—	(6)	—
Changes in fair value included in Lennar Other unrealized gain (loss) from technology investments:
Investments in equity securities	$(85,839)	493,671	(558,974)	690,791
Changes in fair value included in other comprehensive gain (loss), net of tax:
Lennar Other investments available-for-sale	$342	131	1,146	(495)
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	August 31,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,221	84,205	2,602	163,920
Purchases/loan originations	93	109,850	56	178,669
Sales/loan originations sold, including those not settled	—	(188,266)	—	(226,357)
Disposals/settlements	(54)	—	(127)	(4,092)
Changes in fair value (1)	96	693	(149)	1,391
Interest and principal paydowns	—	(35)	—	(402)
Ending balance	$3,356	6,447	2,382	113,129

	Nine Months Ended
	August 31,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	2,492	68	2,113	193,588
Purchases/loan originations	275	518,345	499	599,465
Sales/loan originations sold, including those not settled	—	(511,733)	—	(665,062)
Disposals/settlements	(320)	—	(1,222)	(11,392)
Changes in fair value (1)	909	247	992	(2,551)
Interest and principal paydowns	—	(480)	—	(919)
Ending balance	$3,356	6,447	2,382	113,129
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		August 31,
		2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress	Level 3	$21,268	17,034	(4,234)	3,968	2,287	(1,681)
Land and land under development	Level 3	100,043	93,095	(6,948)	1,625	862	(763)
Investments in unconsolidated entities	Level 3	1,453	—	(1,453)	—	—	—

		Nine Months Ended
		August 31,
		2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress	Level 3	$55,292	48,075	(7,217)	25,752	11,015	(14,737)
Land and land under development	Level 3	129,580	111,003	(18,577)	2,145	862	(1,283)
Investments in unconsolidated entities	Level 3	1,453	—	(1,453)	—	—	—
(1)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. Valuation adjustments related to investments in unconsolidated entities were included in

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
homebuilding equity in earnings (loss) from unconsolidated entities and/or Homebuilding other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive income.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2022	1,182	5	1	$8,815	$2,710
August 31, 2021	1,192	8	1	17,117	11,849
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended
	August 31,
	2022	2021
Unobservable inputs
Average selling price	$750,000	$635,000
Absorption rate per quarter (homes)	2	11
Discount rate	20%	20%
(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements, during the nine months ended August 31, 2022 and based on the Company's evaluation, there were six variable interest entities ("VIEs") that consolidated with total combined assets of $134.8 million and an immaterial amount of liabilities. During the nine months ended August 31, 2022, there were two VIEs that deconsolidated that had total assets of $128.1 million and an immaterial amount of liabilities.
The carrying amount of the Company's consolidated VIEs' assets and non-recourse liabilities are disclosed in the footnote to the condensed consolidated balance sheets.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	August 31, 2022		November 30, 2021
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$552,942	734,483	107,323	301,619
Multifamily (2)	572,487	599,749	579,388	611,937
Financial Services (3)	151,015	151,015	157,808	157,808
Lennar Other (4)	56,328	56,328	12,680	12,680
	$1,332,772	1,541,575	857,199	1,084,044
(1)As of August 31, 2022 and November 30, 2021, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining $92.3 million and $106.1 million, respectively, commitment to fund capital in Upward America, and $88.4 million and $87.9 million, respectively, of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of August 31, 2022 and November 30, 2021, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV 1 and LMV II in addition to the investment also included to the remaining combined equity commitment of $20.5 million and $23.1 million as of August 31, 2022 and November 30, 2021, respectively, for future expenditures related to the construction and development of its projects.
(3)As of August 31, 2022 and November 30, 2021, the maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of August 31, 2022, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of August 31, 2022 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
During the nine months ended August 31, 2022, consolidated inventory not owned increased by $788.7 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2022. The increase was primarily due to additions in the nine months ended August 31, 2022 as the Company focused on increasing its controlled homesites, partially offset by takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of August 31, 2022. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands)	August 31, 2022	November 30, 2021
Non-refundable option deposits and pre-acquisition costs	$1,884,386	1,228,057
Letters of credit in lieu of cash deposits under certain land and option contracts	195,827	175,937
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

(Dollars in thousands)	August 31, 2022	November 30, 2021
Right-of-use assets	$151,975	155,616
Lease liabilities	160,607	163,513
Weighted-average remaining lease term (in years)	8.1	8.2
Weighted-average discount rate	3.0%	2.8%
Future minimum payments under the noncancellable leases in effect at August 31, 2022 were as follows:

(In thousands)	Lease Payments
2022	$8,520
2023	32,581
2024	26,967
2025	22,752
2026	17,972
2027 and thereafter	72,359
Total future minimum lease payments (1)	$181,151
Less: Interest (2)	20,544
Present value of lease liabilities (2)	$160,607
(1)Total future minimum lease payments exclude variable lease costs of $26.4 million and short-term lease costs of $2.3 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of August 31, 2022, the weighted average remaining lease term and weighted average discount rate used in calculating the lease liabilities were 8.1 years and 3.0%, respectively. The Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense and payments on lease liabilities were as follows:

	Nine Months Ended
	August 31,
(In thousands)	2022	2021
Rental expense	$78,244	63,232
Payment on lease liabilities	23,170	22,174
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the nine months ended August 31, 2022 and 2021, the Company had an immaterial amount of sublease income.

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
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in some or all of the real estate markets in which we have significant homebuilding activity, including a slowdown in either the market for single family homes or the multifamily rental market; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; decreased demand for our homes or Multifamily rental properties; the impact of inflation or a higher interest rate environment; the effect of increased interest rates with regard to borrowings by the funds we manage on the willingness of those funds to invest in new projects; the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; reduced availability or increased cost of mortgage financing for homebuyers; increased interest rates or increased competition in the mortgage industry; reductions in the market value of our investments in public companies; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize noncore assets; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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

Outlook
We had excellent third quarter results as we continued to drive strong closings and performance, which continues to enhance our positioning in evolving market conditions. In addition to the well documented supply chain constraints and limited workforce slowing production, housing has now been considerably impacted by the more than doubling of mortgage rates over the past months, and therefore, the increase in monthly payment costs and reduction of affordability. The housing market has continued to weaken, as expected, in response to the Federal Reserve’s very rapid and aggressive reaction to inflation. Homebuilding finds itself, once again, at the forefront of all that is happening in the economy, and the Federal Reserve’s use of its interest rate tool to curtail inflation is having the desired effect on the “for sale” housing market. While the housing market is now adjusting, the Federal Reserve Chair’s recent increases in the fed funds rate, together with an articulated determination to do more, suggests even more challenges ahead.
While demand has cooled high pricing levels, there is still a housing shortage across the country, especially work force housing, and household formation has continued to rise. Additionally, buyers are still seeking shelter from inflationary pressures on rentals, as scarce rentals and increased demand from those who would otherwise purchase, drive and keep rents higher. To maintain sales momentum, we have offered mortgage buy down programs and increased sales incentives. We have adjusted prices in various communities to the levels that are necessary to maintain reasonable sales volumes. During the third quarter and early September, we had nine markets that continued to perform well, 22 markets where we have made significant price adjustments to regain sales momentum and seven markets which reflect a more significant market softening and correction.
We saw a three-day reduction in cycle time, the time it takes us to build a home, in the third quarter from the second quarter. Although this is minor, it shows that we and our suppliers are making progress controlling supply issues. Construction labor remains very tight as industry wide high levels of volume for second half deliveries moves through the various stages of construction. We expect to start seeing an easing in labor as the overall industry reduces the level of construction starts.
We continue to strategically acquire land, primarily through options. This continues our land-light strategy as our percentage of homesites controlled increased by August 31, 2022 to 63% from 53% in the prior year, while our years’ supply of land owned decreased to 2.9 years as compared to 3.3 years in the prior year. We continued to pay down debt without replacement. As a matter of careful capital allocation this quarter, given the current market conditions, we chose not to repurchase stock in favor of early retirement of debt, however we expect to continue to repurchase stock in the future as opportunities present themselves.
We are focused on our strategy going forward:
•We have adjusted prices in various communities to levels that should/are intended to enable us to maintain reasonable volume. We will continue to build even as prices adjust, in order to fill the shortfall and provide much needed workforce housing.
•We are working with our trade partners to right size our cost structure to current market conditions.
•We are being extremely selective on new land acquisitions and new communities. We have re-reviewed and re-underwritten land purchases in our pipeline to reflect current market conditions.
•In sync with selling homes, we will continue to improve our cost of doing business by focusing on and reducing SG&A expenses as a percentage of home sale revenues. We have seen quarter over quarter improvement in our SG&A over the past years and we expect to drive efficiencies through technology and process improvement to offset market adjustments where possible while we leverage our extraordinary management team across the country.
•We will maintain tight inventory control. As our growth rate is reduced and as cycle times revert to normal our inventory should shrink, which will generate sizable cash flow. Our commitment to match production to sales pace should ensure that we will not create standing inventory.
•We will continue to focus on our cash flow and bottom line to protect and enhance our already extraordinary balance sheet.
•In order to carry out our long-planned spin-off, we have formed a company to which we will transfer our subsidiaries that are engaged primarily in creating vehicles for investing in real estate related assets and we are well along the path that will enable us to distribute the stock of that company to our stockholders.
While the market is shifting and adjusting to a new, higher interest rate environment, we believe we are well positioned financially, organizationally and technologically to succeed in these conditions. We recognize that inflation continues to be a legitimate threat and important parts of the economy are slowing. We know that the Federal Reserve is determined to curtail inflation, and this will take some time. But we also believe we know how to adjust as the market changes, and we are making those adjustments. It continues to be difficult to provide the targeted guidance about our expected future performance that we historically offer given the uncertainty about market conditions, so we are providing very broad ranges to give some boundaries for each of the components of our fourth quarter. We expect our new orders for the fourth quarter of 2022 to be in the range of 14,000 to 15,500 homes, and we anticipate our fourth quarter deliveries to be in the range of 20,000 to 21,000 homes. We expect gross margins to be in the range of 26.0% to 27.0%, and we expect our SG&A as a percentage of home sale revenues to be between 5.7% and 5.9%. We expect our fourth quarter ending community count to increase about 5% from the end of the third quarter, and we expect a further increase in 2023, although there are many factors that could cause the expected increase in community count not to occur.
As we look to the remainder of 2022, we recognize that there are challenges in the market to which we must pay careful attention. We expect that we will meet the challenges and that we will continue to adjust to maximize opportunity and drive us into an ever better future.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.5 billion, or $5.03 per diluted share ($5.04 per basic share), in the third quarter of 2022, compared to net earnings attributable to Lennar of $1.4 billion, or $4.52 per diluted share ($4.52 per basic share), in the third quarter of 2021. Results included unrealized mark-to-market losses of $85.8 million, a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment in the third quarter of 2022 and a $53.6 million benefit in income taxes primarily related to the resolution of an uncertain state tax position. Results for the third quarter of 2021 included unrealized mark-to-market gains of $493.7 million on our publicly traded technology investments. Excluding mark-to-market gains and losses on our publicly traded technology investments in both years and one-time items in the current year, the third quarter net earnings attributable to Lennar in 2022 were $1.5 billion, or $5.18 per diluted share, compared to the third quarter net earnings attributable to Lennar in 2021 of $1.0 billion, or $3.27 per diluted share.

Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,439,125	—	—	—	—	8,439,125
Sales of land	32,397	—	—	—	—	32,397
Other revenues	7,974	202,078	243,056	9,801	—	462,909
Total revenues	8,479,496	202,078	243,056	9,801	—	8,934,431
Costs and expenses:
Costs of homes sold	5,973,889	—	—	—	—	5,973,889
Costs of land sold	34,994	—	—	—	—	34,994
Selling, general and administrative expenses	485,854	—	—	—	—	485,854
Other costs and expenses	—	138,730	215,433	10,007	—	364,170
Total costs and expenses	6,494,737	138,730	215,433	10,007	—	6,858,907
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss)	(14,652)	—	20,864	(31,935)	—	(25,723)
Homebuilding other expense, net	(6,883)	—	—	—	—	(6,883)
Lennar Other unrealized losses from technology investments	—	—	—	(85,839)	—	(85,839)
Operating earnings (loss)	$1,963,224	63,348	48,487	(117,980)	—	1,957,079
Corporate general and administrative expenses	—	—	—	—	115,557	115,557
Charitable foundation contribution	—	—	—	—	17,248	17,248
Earnings (loss) before income taxes	$1,963,224	63,348	48,487	(117,980)	(132,805)	1,824,274

	Three Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,505,708	—	—	—	—	6,505,708
Sales of land	45,055	—	—	—	—	45,055
Other revenues	7,746	206,973	167,921	8,000	—	390,640
Total revenues	6,558,509	206,973	167,921	8,000	—	6,941,403
Costs and expenses:
Costs of homes sold	4,732,403	—	—	—	—	4,732,403
Costs of land sold	39,378	—	—	—	—	39,378
Selling, general and administrative expenses	453,716	—	—	—	—	453,716
Other costs and expenses	—	94,890	174,410	9,010	—	278,310
Total costs and expenses	5,225,497	94,890	174,410	9,010	—	5,503,807
Equity in earnings (loss) from unconsolidated entities, Multifamily other loss and Lennar Other other income (expense), net, and other gain (loss)	2,391	—	(2,904)	(689)	—	(1,202)
Homebuilding other expense, net	(5,570)	—	—	—	—	(5,570)
Lennar Other unrealized gains from technology investments	—	—	—	493,671	—	493,671
Operating earnings (loss)	$1,329,833	112,083	(9,393)	491,972	—	1,924,495
Corporate general and administrative expenses	—	—	—	—	94,942	94,942
Charitable foundation contribution	—	—	—	—	15,199	15,199
Earnings (loss) before income taxes	$1,329,833	112,083	(9,393)	491,972	(110,141)	1,814,354

	Nine Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$22,124,565	—	—	—	—	22,124,565
Sales of land	63,888	—	—	—	—	63,888
Other revenues	21,230	578,945	686,436	21,579	—	1,308,190
Total revenues	22,209,683	578,945	686,436	21,579	—	23,496,643
Costs and expenses:
Costs of homes sold	15,769,536	—	—	—	—	15,769,536
Costs of land sold	71,365	—	—	—	—	71,365
Selling, general and administrative expenses	1,400,887	—	—	—	—	1,400,887
Other costs and expenses	—	320,871	654,322	23,650	—	998,843
Total costs and expenses	17,241,788	320,871	654,322	23,650	—	18,240,631
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss)	(10,076)	—	22,468	(68,493)	—	(56,101)
Homebuilding other expense, net	(4,334)	—	—	—	—	(4,334)
Lennar Other unrealized losses from technology investments	—	—	—	(558,974)	—	(558,974)
Operating earnings (loss)	$4,953,485	258,074	54,582	(629,538)	—	4,636,603
Corporate general and administrative expenses	—	—	—	—	334,425	334,425
Charitable foundation contribution	—	—	—	—	46,335	46,335
Earnings (loss) before income taxes	$4,953,485	258,074	54,582	(629,538)	(380,760)	4,255,843

	Nine Months Ended August 31, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$17,377,353	—	—	—	—	17,377,353
Sales of land	131,483	—	—	—	—	131,483
Other revenues	20,770	669,789	476,837	20,884	—	1,188,280
Total revenues	17,529,606	669,789	476,837	20,884	—	18,697,116
Homebuilding costs and expenses:
Costs of homes sold	12,820,638	—	—	—	—	12,820,638
Costs of land sold	113,545	—	—	—	—	113,545
Selling, general and administrative	1,319,116	—	—	—	—	1,319,116
Other costs and expenses	—	290,179	474,389	18,994		783,562
Total costs and expenses	14,253,299	290,179	474,389	18,994	—	15,036,861
Equity in earnings (loss) from unconsolidated entities and Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss) (1)	(3,862)	—	9,682	216,540	—	222,360
Homebuilding other income, net	3,043	—	—		—	3,043
Lennar Other unrealized gains from technology investments	—	—	—	690,791	—	690,791
Operating earnings	$3,275,488	379,610	12,130	909,221	—	4,576,449
Corporate general and administrative expenses	—	—	—	—	296,190	296,190
Charitable foundation contribution	$—	—	—	—	42,006	42,006
Earnings (loss) before income taxes	$3,275,488	379,610	12,130	909,221	(338,196)	4,238,253
(1) During the nine months ended August 31, 2021, our Lennar Other segment realized a gain of $153 million on the sale of our residential solar business.
Three Months Ended August 31, 2022 versus Three Months Ended August 31, 2021
Revenues from home sales increased 30% in the third quarter of 2022 to $8.4 billion from $6.5 billion in the third quarter of 2021. Revenues were higher primarily due to a 13% increased in the number of home deliveries to 17,248 homes from 15,199 homes and a 15% increase in the average sales price to $491,000 from $428,000.
Gross margins on home sales were $2.5 billion, or 29.2%, in the third quarter of 2022, compared to $1.8 billion, or 27.3%, in the third quarter of 2021. During the third quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Selling, general and administrative expenses were $485.9 million in the third quarter of 2022, compared to $453.7 million in the third quarter of 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 5.8% in the third quarter of 2022, from 7.0% in the third quarter of 2021. This was the lowest percentage for any quarter in our history primarily due to a decrease in broker commissions and the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $63.0 million in the third quarter of 2022. The operating earnings included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment. We are appealing this judgment since we believe there were clear errors of law made by the trial court. Excluding this one-time charge, operating earnings were $98.5 million, compared to operating earnings of $111.9 million in the third quarter of 2021.The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market, partially offset by an increase in rate lock volume.
Operating earnings for our Multifamily segment were $48.5 million ($45.9 million net of noncontrolling interests) in the third quarter of 2022, compared to an operating loss of $9.4 million in the third quarter of 2021. Operating loss for our Lennar Other segment was $118.0 million in the third quarter of 2022, compared to operating earnings of $492.0 million in the third quarter of 2021. Lennar Other operating loss in the third quarter of 2022 was primarily due to mark-to-market losses on our publicly traded technology investments. Lennar Other operating earnings in the third quarter of 2021 were primarily due to mark-to-market gains on our publicly traded technology investments.
For the three months ended August 31, 2022 and 2021, the Company had a tax provision of $351.6 million and $405.1 million, respectively, which resulted in an overall effective income tax rate of 19.3% and 22.4%, respectively. The overall effective income tax rate was lower in the third quarter of 2022 primarily due to the resolution of an uncertain state tax position and the retroactive reinstatement of the energy efficient home credits for 2022, resulting from the passage of the Inflation Reduction Act by Congress.
Nine Months Ended August 31, 2022 versus Nine Months Ended August 31, 2021
Revenues from home sales increased 27% in the nine months ended August 31, 2022 to $22.1 billion from $17.4 billion in the nine months ended August 31, 2021. Revenues were higher primarily due to a 10% increase in the number of home deliveries to 46,335 from 42,006 and a 16% increase in the average sales price to $479,000 from $414,000.
Gross margins on home sales were $6.4 billion, or 28.7%, in the nine months ended August 31, 2022, compared to $4.6 billion, or 26.2%, in the nine months ended August 31, 2021. During the nine months ended August 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Selling, general and administrative expenses were $1.4 billion in the nine months ended August 31, 2022, compared to $1.3 billion in the nine months ended August 31, 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 6.3% in the nine months ended August 31, 2022, from 7.6% in the nine months ended August 31, 2021. The improvement was primarily due to a decrease in broker commissions and the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $257.1 million in the nine months ended August 31, 2022. The operating earnings included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment. Excluding this one-time charge, operating earnings were $292.6 million, compared to operating earnings of $379.3 million in the nine months ended August 31, 2021. The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market, partially offset by an increase in rate lock volume.
Operating earnings for our Multifamily segment were $54.6 million ($52.0 million net of noncontrolling interests) in the nine months ended August 31, 2022, compared to $12.1 million in the nine months ended August 31, 2021. Operating loss for our Lennar Other segment was $629.5 million in the nine months ended August 31, 2022, compared to operating earnings of $909.2 million in the nine months ended August 31, 2021. Lennar Other operating loss for the nine months ended August 31, 2022 was primarily due to mark-to-market losses on our publicly traded technology investments. Lennar Other operating earnings for the nine months ended August 31, 2021 was primarily due to mark-to-market unrealized gains on our publicly traded technology investments and the gain on the sale of our residential solar business.
For the nine months ended August 31, 2022 and 2021, we had a tax provision of $951.3 million and $975.4 million, respectively, which resulted in an overall effective income tax rate of 22.4% and 23.1%, respectively. The overall effective income tax rate was lower during the nine months ended August 31, 2022 primarily due to the resolution of an uncertain state tax position.

Homebuilding Segments
At August 31, 2022, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,521,247	1,722,167	31.7%	642,974	(1,618)	879	505	(259)	642,482
Central	1,566,610	1,191,833	23.9%	271,939	625	429	215	(856)	272,351
Texas	1,138,901	789,121	30.7%	279,148	105	342	—	(781)	278,814
West	3,208,713	2,262,658	29.5%	790,072	(1,709)	1,036	2,137	(3,093)	788,443
Other (2)	3,654	8,110	(121.9)%	(4,751)	—	5,288	(17,509)	(1,894)	(18,866)
Totals	$8,439,125	5,973,889	29.2%	1,979,382	(2,597)	7,974	(14,652)	(6,883)	1,963,224

	Three Months Ended August 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,655,301	1,174,592	29.0%	350,305	3,147	1,867	3,493	(1,917)	356,895
Central	1,262,540	974,843	22.8%	196,103	95	589	526	(84)	197,229
Texas	818,869	570,228	30.4%	184,267	1,835	365	7	(466)	186,008
West	2,764,857	2,004,108	27.5%	603,721	600	1,600	4,263	(1,369)	608,815
Other (2)	4,141	8,632	(108.5)%	(14,807)	—	3,325	(5,898)	(1,734)	(19,114)
Totals	$6,505,708	4,732,403	27.3%	1,319,589	5,677	7,746	2,391	(5,570)	1,329,833

	Nine Months Ended August 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$6,394,206	4,409,479	31.0%	1,541,118	(7,911)	2,871	(1,512)	13,730	1,548,296
Central	3,956,302	3,044,277	23.1%	629,206	2,244	889	646	(1,761)	631,224
Texas	3,038,064	2,110,824	30.5%	722,023	2,976	839	—	(2,855)	722,983
West	8,718,178	6,180,948	29.1%	2,080,936	(2,693)	2,595	4,844	(7,942)	2,077,740
Other (2)	17,815	24,008	(34.8)%	(19,141)	(2,093)	14,036	(14,054)	(5,506)	(26,758)
Totals	$22,124,565	15,769,536	28.7%	4,954,142	(7,477)	21,230	(10,076)	(4,334)	4,953,485

	Nine Months Ended August 31, 2021
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$4,553,941	3,278,463	28.0%	899,817	9,558	5,053	2,942	11,435	928,805
Central	3,282,168	2,534,816	22.8%	485,631	846	1,573	941	(691)	488,300
Texas	2,245,671	1,572,494	30.0%	487,231	4,706	1,185	548	(1,962)	491,708
West	7,284,928	5,404,983	25.8%	1,412,934	2,828	3,961	4,304	(695)	1,423,332
Other (2)	10,645	29,882	(180.7)%	(48,014)	—	8,998	(12,597)	(5,044)	(56,657)
Totals	$17,377,353	12,820,638	26.2%	3,237,599	17,938	20,770	(3,862)	3,043	3,275,488
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021
East	5,647	4,568	$2,538,479	1,660,357	$450,000	363,000
Central	3,501	3,211	1,566,610	1,262,540	447,000	393,000
Texas	3,447	2,747	1,138,901	818,869	330,000	298,000
West	4,649	4,669	3,208,713	2,764,856	690,000	592,000
Other	4	4	3,655	4,141	914,000	1,035,000
Total	17,248	15,199	$8,456,358	6,510,763	$491,000	428,000
Of the total homes delivered listed above, 46 homes with a dollar value of $17.2 million and an average sales price of $375,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2022, compared to 15 home deliveries with a dollar value of $5.1 million and an average sales price of $337,000 for the three months ended August 31, 2021.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021
East	14,927	12,968	$6,436,576	4,572,592	$431,000	353,000
Central	8,966	8,391	3,956,302	3,282,168	441,000	391,000
Texas	9,272	7,843	3,038,064	2,245,671	328,000	286,000
West	13,151	12,793	8,718,178	7,284,927	663,000	569,000
Other	19	11	17,816	10,645	938,000	968,000
Total	46,335	42,006	$22,166,936	17,396,003	$479,000	414,000
Of the total homes delivered listed above, 115 homes with a dollar value of $42.4 million and an average sales price of $368,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2022, compared to 58 home deliveries with a dollar value of $18.7 million and an average sales price of $322,000 for the nine months ended August 31, 2021.
Sales Incentives (1):

	Three Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,
	2022	2021	2022	2021
East	$8,300	8,700	1.8%	2.3%
Central	7,500	6,600	1.6%	1.7%
Texas	19,200	9,200	5.5%	3.0%
West	15,600	5,100	2.2%	0.8%
Other	86,900	121,000	8.7%	10.5%
Total	$12,300	7,300	2.5%	1.7%

	Nine Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,
	2022	2021	2022	2021
East	$7,000	11,900	1.6%	3.3%
Central	6,600	9,300	1.5%	2.3%
Texas	15,200	9,000	4.4%	3.1%
West	10,200	6,800	1.5%	1.2%
Other	93,500	124,600	9.1%	11.4%
Total	$9,500	9,300	1.9%	2.2%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021	2022	2021
East	328	329	5,675	5,308	$2,514,776	2,100,466	$443,000	396,000
Central	296	281	3,033	3,189	1,348,226	1,352,814	445,000	424,000
Texas	217	233	2,577	3,203	776,156	988,644	301,000	309,000
West	345	350	3,077	4,571	2,015,897	3,006,501	655,000	658,000
Other	3	3	4	6	2,668	5,974	667,000	996,000
Total	1,189	1,196	14,366	16,277	$6,657,723	7,454,399	$463,000	458,000
Of the total homes listed above, 79 homes with a dollar value of $39.4 million and an average sales price of $499,000 represent homes in seven active communities from unconsolidated entities for the three months ended August 31, 2022, compared to 35 homes with a dollar value of $13.1 million and an average sales price of $375,000 in four active communities for the three months ended August 31, 2021.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021
East	16,558	15,473	$7,401,602	5,788,506	$447,000	374,000
Central	9,721	9,931	4,413,718	4,086,170	454,000	411,000
Texas	8,718	9,228	2,887,204	2,800,826	331,000	304,000
West	12,889	14,358	8,834,508	8,871,465	685,000	618,000
Other	19	14	16,499	14,095	868,000	1,007,000
Total	47,905	49,004	$23,553,531	21,561,062	$492,000	440,000
Of the total new orders listed above, 183 homes with a dollar value of $87.5 million and an average sales price of $478,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2022, compared to 102 new orders with a dollar value of $36.7 million and an average sales price of $359,000 for the nine months ended August 31, 2021.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2022 and 2021.
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
East	12%	7%	9%	8%
Central	15%	7%	9%	6%
Texas	33%	17%	24%	17%
West	31%	10%	18%	9%
Other	—%	—%	50%	—%
Total	21%	10%	14%	9%
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021
East	9,903	8,518	$4,538,997	3,526,849	$458,000	414,000
Central	5,912	5,911	2,791,899	2,566,174	472,000	434,000
Texas	3,712	4,208	1,302,409	1,379,740	351,000	328,000
West	6,203	7,177	4,251,491	4,499,969	685,000	627,000
Other	4	5	2,626	5,298	656,000	1,060,000
Total	25,734	25,819	$12,887,422	11,978,030	$501,000	464,000
Of the total homes in backlog listed above, 147 homes with a backlog dollar value of $73.8 million and an average sales price of $502,000 represent the backlog from unconsolidated entities at August 31, 2022, compared to 82 homes with a backlog dollar value of $29.5 million and an average sales price of $359,000 at August 31, 2021. During the nine months ended August 31, 2022, we acquired 340 homes and 53 homes in backlog in the East and Central Homebuilding segments, respectively.

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
Three Months Ended August 31, 2022 versus Three Months Ended August 31, 2021
Homebuilding East: Revenues from home sales increased in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the third quarter of 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as the increase in the average sales price was more than the increase in land costs.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia, Illinois and Maryland, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Georgia, Illinois and Maryland was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the third quarter of 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as the increase in the average sales price was more than the increase in land costs.
Homebuilding Texas: Revenues from home sales increased in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the third quarter of 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding West: Revenues from home sales increased in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in the average sales price of homes delivered in all the states in the segment which was offset by a slight decrease in the number of home deliveries in Arizona, California, Nevada and Utah. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Arizona, California, Nevada and Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the third quarter of 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Nine Months Ended August 31, 2022 versus Nine Months Ended August 31, 2021
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the nine months ended August 31, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as the increase in the average sales price was more than the increase in land costs.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in North Carolina and Virginia and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in North Carolina and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the nine months ended August 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the nine months ended August 31, 2022, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained relatively flat.
Homebuilding West: Revenues from home sales increased in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to an increase in the number of home deliveries in all the states in the segment except in Arizona, Nevada and Utah, and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Arizona, Nevada and Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. In the nine months ended August 31, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margin percentage on home deliveries improved year over year as land costs remained flat.

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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2022	2021	2022	2021
Dollar value of mortgages originated	$3,549,000	3,281,000	9,816,000	9,228,000
Number of mortgages originated	9,200	9,400	25,700	27,300
Mortgage capture rate of Lennar homebuyers	67%	73%	70%	75%
Number of title and closing service transactions	17,500	16,900	48,500	49,000
At August 31, 2022 and November 30, 2021, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $151.0 million and $157.8 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	August 31, 2022	November 30, 2021
Multifamily investments in unconsolidated entities	$631,513	654,029
Lennar's net investment in Multifamily	934,939	976,676

Statement of Operations	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2022	2021	2022	2021
Number of operating properties/investments sold through joint ventures	1	—	1	1
Lennar's share of gains on the sale of operating properties/investments	$19,730	—	19,730	14,784
Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At August 31, 2022 and November 30, 2021, we had $917.7 million and $1.5 billion, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $342.6 million and $346.3 million, respectively. The investments in equity securities of Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder"), and Sunnova Energy International, Inc. ("Sunnova") are carried at market and will therefore change depending on the market value of our share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gains (losses) from technology investments:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2022	2021	2022	2021
Blend Labs (BLND) mark-to-market	$(518)	6,852	(21,510)	6,852
Hippo (HIPO) mark-to-market	(32,933)	324,855	(195,336)	324,855
Opendoor (OPEN) mark-to-market	(54,391)	37,301	(218,751)	272,756
SmartRent (SMRT) mark-to-market	(23,118)	100,793	(71,431)	100,793
Sonder (SOND) mark-to-market	(168)	—	(2,300)	—
Sunnova (NOVA) mark-to-market	25,289	23,870	(49,646)	(14,465)
Lennar Other unrealized gains (losses) from technology investments	$(85,839)	493,671	(558,974)	690,791

(2) Financial Condition and Capital Resources
At August 31, 2022, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.6 billion, compared to $3.0 billion at November 30, 2021 and $2.8 billion at August 31, 2021.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At August 31, 2022, we had $1.3 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.575 billion revolving credit facility, thereby providing $3.9 billion of available capacity.
Operating Cash Flow Activities
During the nine months ended August 31, 2022 and 2021, cash provided by operating activities totaled $551.5 million and $1.3 billion, respectively. During the nine months ended August 31, 2022, cash provided by operating activities was impacted primarily by our net earnings, excluding Lennar Other unrealized mark-to-market losses on our publicly traded technology investments and other gain (loss) totaling $578.7 million, a decrease in loans held-for-sale of $319.0 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $180.9 million. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $3.9 billion and an increase in receivables of $164.4 million primarily related to an increase in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid.
During the nine months ended August 31, 2021, cash provided by operating activities was impacted primarily by our net earnings, net of Lennar Other unrealized mark-to-market gains on our publicly traded technology investments and other gain (loss) of $848.5 million primarily due to mark-to-market gains on strategic investments that went public during the nine months ended August 31, 2021, (Blend Labs, Hippo, Opendoor, SmartRent and Sunnova) and the sale of our solar business to Sunnova. In addition there was a decrease in loans held-for-sale of $209.3 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $514.0 million, and a decrease in receivables of $131.3 million, partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $2.3 billion.

Investing Cash Flow Activities
During the nine months ended August 31, 2022 and 2021, cash used in investing activities totaled $131.5 million and $131.2 million, respectively. During the nine months ended August 31, 2022, our cash used in investing activities was primarily due to cash contributions of $396.7 million to unconsolidated entities, which included (1) $276.3 million to Homebuilding unconsolidated entities (2) $100.7 million to Lennar Other unconsolidated entities and (3) $19.8 million to Multifamily unconsolidated entities. In addition, we had $93.8 million of purchases of investment securities related to strategic technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $331.8 million, which primarily included (1) $229.7 million from Multifamily unconsolidated entities, (2) $46.5 million from Homebuilding unconsolidated entities, and (3) $55.6 million from our Lennar Other unconsolidated entities.
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
Financing Cash Flow Activities
During the nine months ended August 31, 2022 and 2021, cash used in financing activities totaled $1.8 billion and $1.3 billion, respectively. During the nine months ended August 31, 2022, cash used in financing activities was primarily due to (1) the early redemption of $575 million aggregate principal amount of our 4.75% senior notes due November 2022, (2) $238.1 million of net repayments under our Financial Services' warehouse facilities; (3) $918.7 million of repurchases of our common stock, which included $847.1 million of repurchases under our repurchase program and $71.6 million of repurchases related to our equity compensation plan; and (4) $329.7 million of dividend payments. These were partially offset by $327.8 million of net proceeds from liabilities related to consolidated inventory not owned due to activity with land banks.
During the nine months ended August 31, 2021, cash used in financing activities was primarily impacted by (1) $357.5 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) the redemption of $300 million aggregate principal amount of our senior notes; (3) $234 million of dividend payments; and (4) repurchases of our common stock for $452.5 million, which included $388.0 million of repurchases under our repurchase program and $64.6 million of repurchases related to our equity compensation plan. These were partially offset by $441.2 million of proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2022	November 30, 2021	August 31, 2021
Homebuilding debt	$4,057,496	4,652,338	5,542,513
Stockholders’ equity	22,977,278	20,816,425	20,650,188
Total capital	$27,034,774	25,468,763	26,192,701
Homebuilding debt to total capital	15.0%	18.3%	21.2%
Homebuilding debt	$4,057,496	4,652,338	5,542,513
Less: Homebuilding cash and cash equivalents	1,309,364	2,735,213	2,623,320
Net Homebuilding debt	$2,748,132	1,917,125	2,919,193
Net Homebuilding debt to total capital (1)	10.7%	8.4%	12.4%
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
At August 31, 2022, Homebuilding debt to total capital was lower compared to both November 30, 2021 and August 31, 2021, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns, partially offset by share repurchases.
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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended
	August 31,
(Dollars in thousands)	2022	2021
Homebuilding average debt outstanding	$4,921,656	$5,848,865
Average interest rate	4.7%	4.9%
Interest incurred	$180,869	210,575
In May 2022, we amended the credit agreement governing our unsecured revolving credit facility (the “Credit Facility") which increased the commitment from $2.5 billion to $2.575 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024. The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of August 31, 2022. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of August 31, 2022:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2022
Minimum net worth test	$11,649,110	16,539,387
Maximum leverage ratio	65.0%	15.7%
Liquidity test	1.00	15.7
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
Changes in Capital Structure
In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The details of our Class A and Class B common stock repurchases under the authorized repurchase programs for the three and nine months ended August 31, 2022 and 2021 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2022, treasury stock decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. During the nine months ended August 31, 2022, this decrease in treasury shares was partially offset by our repurchase of 8.2 million and 1.1 million shares of Class A and Class B common stock, respectively, through our stock repurchase program. During the nine months ended August 31, 2021, treasury shares increased due to our repurchase of 4.8 million shares of Class A and Class B common stock primarily due to our repurchase of 4.0 million shares of Class A and Class B common stock through our stock repurchase program.

On September 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock, payable on October 27, 2022 to holders of record at the close of business on October 13, 2022. On July 21, 2022, we paid cash dividends of $0.375 per share on both our Class A and Class B common stock to holders of record at the close of business on July 7, 2022, as declared by our Board of Directors on June 22, 2022. We approved and paid cash dividends of $0.250 per share for each of the four quarters of 2021 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2022 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2022 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	August 31, 2022	November 30, 2021
Due from non-guarantor subsidiaries	$16,424,764	4,187,044
Equity method investments	1,121,599	937,920
Total assets	37,688,242	30,750,296
Total liabilities	9,573,612	9,631,796

Nine Months Ended
(In thousands)	August 31, 2022
Total revenues	$21,452,414
Operating earnings	4,784,234
Earnings before income taxes	4,407,765
Net earnings attributable to Lennar	3,417,581
Off-Balance Sheet Arrangements
We regularly monitor the results of both our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at August 31, 2022.
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2022, we had equity investments in 47 active homebuilding and land unconsolidated entities (of which 2 had recourse debt, 14 had non-recourse debt and 31 had no debt) compared to 41 active homebuilding and land unconsolidated entities at November 30, 2021. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$1,227,241	55,983	115,345	374,095	681,818	—
Land seller and other debt without recourse to Lennar	12,392	—	—	—	12,392	—
Maximum recourse debt exposure to Lennar	7,793	—	—	—	7,793	—
Debt issuance costs	(13,609)	—	—	—	—	(13,609)
Total	$1,233,817	55,983	115,345	374,095	702,003	(13,609)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
Multifamily: Investments in Unconsolidated Entities
At August 31, 2022, Multifamily had equity investments in 24 active unconsolidated entities that are engaged in multifamily residential developments (of which 14 had non-recourse debt and 10 had no debt), compared to 17 active unconsolidated entities at November 30, 2021. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and a new Multifamily Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2022 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2022	2023	2024	Thereafter	Other
Debt without recourse to Lennar	$4,215,826	286,725	1,040,552	1,045,328	1,843,221	—
Debt issuance costs	(28,497)	—	—	—	—	(28,497)
Total	$4,187,329	286,725	1,040,552	1,045,328	1,843,221	(28,497)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as revenues. Our investment in the Rialto funds and investment vehicles totaled $193.8 million and $200.6 million as of August 31, 2022 and November 30, 2021, respectively.

As of August 31, 2022 and November 30, 2021, we had strategic technology investments in unconsolidated entities of $148.9 million and $145.6 million, respectively. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") and unconsolidated JVs (i.e., controlled homesites):

				Years of
August 31, 2022	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	104,754	53,093	157,847
Central	41,538	40,141	81,679
Texas	87,868	41,929	129,797
West	67,070	46,995	114,065
Other	5,758	2,024	7,782
Total homesites	306,988	184,182	491,170	2.9
% of total homesites	63%	37%

				Years of
August 31, 2021	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	74,056	54,069	128,125
Central	27,772	42,407	70,179
Texas	53,434	40,274	93,708
West	50,867	51,587	102,454
Other	10,251	2,056	12,307
Total homesites	216,380	190,393	406,773	3.3
% of total homesites	53%	47%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. There were no outstanding borrowings under our Credit Facility as of August 31, 2022.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2021. While our critical accounting policies have not significantly changed during the nine months ended August 31, 2022, the following provides additional disclosures about our revenue recognition accounting policy.
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
As of August 31, 2022, we had no outstanding borrowings under our Credit Facility.
As of August 31, 2022, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.3 billion under residential facilities and $57.7 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2022

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2022	2023	2024	2025	2026	2027	Thereafter	Total	2022
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$26.4	208.1	1,532.1	569.0	404.6	1,265.3	42.7	4,048.2	4,042.8
Average interest rate	4.3%	3.9%	5.0%	4.7%	5.2%	4.8%	6.2%	4.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	140.9	140.9	139.2
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,342.9	4.1	—	—	—	—	—	1,347.0	1,347.0
Average interest rate	4.2%	4.6%	—	—	—	—	—	4.2%	—
Multifamily:
Notes payable:
Fixed rate	$13.5	—	—	—	—	—	—	13.5	13.5
Average interest rate	0.0%	—	—	—	—	—	—	0.0%	—
Variable rate	$—	—	3.2	—	—	—	—	3.2	3.2
Average interest rate	—	—	3.6%	—	—	—	—	3.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2021.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2022:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2022	2,718	$80.16	—	27,204,347
July 1 to July 31, 2022	171,705	$74.60	—	27,204,347
August 1 to August 31, 2022	1,377	$81.96	—	27,204,347
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
Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.*	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, filed on October 3, 2022, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
* Filed herewith.
** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 3, 2022	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	October 3, 2022	/s/ David Collins
David Collins
Vice President and Controller