Form 10-K
period 2022-11-30
LENNAR CORP /NEW/
filed 2023-01-26
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (249,714,031 shares of Class A common stock and 14,423,071 shares of Class B common stock) as of May 31, 2022, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $21,008,348,667.
As of December 31, 2022, the registrant had outstanding 253,539,060 shares of Class A common stock and 36,161,355 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2023.

Item 1.    Business
Overview of Lennar Corporation
We are the second largest homebuilder in the United States by deliveries, revenues and net earnings, an originator of residential and commercial mortgage loans, a provider of title insurance and closing services and a developer of multifamily rental properties. In addition, we are a sponsor and manager of funds and joint ventures engaged in development and ownership of multifamily rental properties and a sponsor and manager of a fund engaged in ownership of single family rental properties. We also have investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry.
Our homebuilding operations are the most substantial part of our business, generating $32 billion in revenues, or approximately 95% of consolidated revenues, in fiscal 2022.
As of November 30, 2022, our reportable Homebuilding segments and all Other Homebuilding operations not required to be reported separately have divisions located in:
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
We are focused on increasing efficiencies in our building process and reducing selling, general and administrative expenses by using technology and innovative strategies to reduce customer acquisition costs. Our construction playbook has three primary areas of focus: lowering construction costs, reducing cycle time and achieving even flow production. We have aimed to maintain strong operating margins by deferring home sale price commitments until construction costs are finalized to protect against cost escalations. In addition, we are continuing our transition to a land light operating model by increasing the percentage of land we control through options or agreements but do not own, which reduces our years’ supply of owned homesites.
Subject to market conditions, we intend to spin off our Multifamily and single family home for rent asset management businesses, together with some investment assets, by transferring them to a newly formed subsidiary, Quarterra Group, Inc. ("Quarterra"), and distributing the stock of that subsidiary to our stockholders. That will make us more of a pure homebuilding and financial services company.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 66,399 in fiscal 2022, compared to 59,825 in fiscal 2021 and 52,925 in fiscal 2020. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2022, the average sales price, excluding deliveries from unconsolidated entities, was $480,000, compared to $424,000 in fiscal 2021 and $395,000 in fiscal 2020.

We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:
•Strong Operating Margins - Our purchasing leverage combined with our focus on reducing selling, general and administrative costs by using technology and innovative strategies and reducing interest expense through paydowns of debt has enabled us to achieve historically high gross profit and operating margins.
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
•Technology Focused - We partner with and/or invest in technology companies that are looking to improve the homebuilding and financial services industries to increase efficiencies, reduce customer acquisition costs and create a better customer experience.
•Land light strategy - We are focused on reducing our years' supply of owned homesites and increasing the percentage of land we control through options or agreements, including agreements with strategic land funds and joint ventures, rather than ownership.
Diversified Program of Property Acquisition
We generally acquire, or obtain options to acquire, land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of:
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
•Investing in regional developers in exchange for preferential land purchase opportunities; and
•Acquiring land in conjunction with our Multifamily business.
For the last several years, we have been reducing our reliance on land we own and increasing our access to land through options and joint ventures. At November 30, 2022, 63% of our total homesites were controlled through options and joint ventures compared to 59% at November 30, 2021. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2022, we were actively building and marketing homes in 1,208 communities, including eight communities being constructed by unconsolidated entities. This was a decrease from the 1,263 communities, including four communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2021. The number of homes we built in 2022 was limited by shortages of both construction materials and skilled labor. Also, weaknesses in some markets in the second half of 2022 led us to decrease starts to match sales pace so that we would not have a build up of inventory. We ended the year with about 900 completed unsold homes.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although we, like homebuilders throughout the country, have encountered shortages of materials and skilled labor during 2022, we believe that because of our size and our builder of choice program, where we work with our trade partners to drive efficiencies for them, we have been less affected by these shortages than many of our competitors. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and historically from proceeds of unsecured corporate debt.
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
Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, other local and regional publications, radio and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase.
During the second half of fiscal 2022, significant increases in interest rates made our homes less affordable to many prospective buyers and led us to reduce prices or increase sales incentives in a number of our communities.
Quality Service
We continually strive to improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. We strive to create a quality homebuying experience for our customers through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, as well as use of technology to simplify the homebuying and financing process. We believe this leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes, and by other similar factors.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 17% in 2022 and 10% in 2021, but in the third and fourth quarters of fiscal 2022, our cancellation rate increased to 21% and 26% respectively. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2022 was $8.7 billion, compared to $11.4 billion at November 30, 2021. We expect that a significant portion of all homes currently in backlog will be delivered in fiscal year 2023.
During fiscal years 2022 and 2021, because of the concern about increasing labor and material costs and shortages, we, in many instances, deferred entering into contracts to sell homes and committing to the sales price until the costs of the homes were determined, which usually was shortly before construction began. This had the effect of reducing the number of homes subject to sales contracts at any particular time.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of November 30, 2022 and 2021, we had equity investments in 48 and 41 active homebuilding and land unconsolidated entities, respectively, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $9.1 million and $5.3 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage, from locations in most of the states in which we have homebuilding operations. In fiscal year 2022, our financial services subsidiaries provided loans to 72% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.
During fiscal year 2022, we originated approximately 37,700 residential mortgage loans totaling $14.4 billion, compared to 38,100 residential mortgage loans totaling $13.2 billion during fiscal year 2021. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position. During fiscal year 2022, we also locked interest rates on approximately 41,100 residential mortgage loans totaling $15.7 billion, compared to 37,900 residential mortgage loans totaling $13.3 billion during fiscal year 2021.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or funds from our operating activities. At November 30, 2022, Financial Services had four warehouse residential facilities maturing at various dates through fiscal 2023 with a total maximum borrowing capacity of $2.3 billion including an uncommitted amount of $600 million. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding for our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
We have been using new technology to automate portions of our mortgage loan origination process. This new technology has made the mortgage financing process easier for homebuyers and improved the customer experience. This new technology has also enabled us to increase the number of digital closings, with digital document signing and, where legally permitted, digital notarization.
Title, Insurance and Closing Services
We are licensed to provide title insurance, and closing services for residential and/or commercial transactions in 40 states to our homebuyers and others. During fiscal 2022 and 2021, we closed approximately 68,800 and 67,500 real estate transactions, respectively, in 20 states.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. The loans generally are between $5 million and $50 million each. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2022, LMF Commercial had four warehouse repurchase financing agreements maturing at various dates through fiscal 2023 with commitments totaling $550 million. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Strategic Technology Investments
We strategically invest in companies involved in technology initiatives that, among other things, help us enhance the homebuying or home ownership experience, reduce our SG&A expenses and help us stay at the forefront of homebuilding innovation. Seven of the companies in which we have strategic investments are publicly traded. They are:
•Blend, a company that is a digital lending platform developer simplifying and fast tracking the consumer finance process;
•Doma, a company that built a predictive analytics platform for title insurers;
•Hippo, a company that provides an efficient means of obtaining home insurance;
•Opendoor, a company that uses technology to significantly streamline the homebuying and selling process;
•Sonder, a company that manages short-term rentals, such as rental hotels;
•SmartRent, an enterprise smart home automation company; and
•Sunnova, a leading national residential solar company, to which during 2021, we sold our solar power business in return for equity.
Each of the investments listed above, except Doma, is reflected in our financial statements at market value, with changes to the fair values of those investments generating gains or losses on our quarterly financial statements. Doma is accounted for using the equity method. At November 30, 2022, the book value (including those recorded at fair value) of our investment in strategic technology investments was $522.5 million and is included in our Lennar Other segment.
For additional information about our investments in strategic technology investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Multifamily Operations
Our Multifamily business has been engaged in the development of multifamily communities since 2011. Initially, the Multifamily business almost exclusively participated in shorter-duration joint ventures that built multifamily communities with the intention of selling them soon after they were built, and in most cases after they were substantially occupied. However, the Multifamily business now manages, and owns interests in, longer-duration funds that build multifamily communities with the intention of retaining them as rental income-generating assets. At November 30, 2022, Multifamily had interests in, and was managing, four funds and 19 joint ventures.
From inception through November 30, 2022, the Multifamily business has capitalized and developed 116 multifamily residential communities with approximately 34,900 rental units across 20 states throughout the United States. The communities developed by the Multifamily business include a diversified mix of conventional garden, mid-rise and high-rise multifamily properties in urban and suburban locations near major employment centers. Most communities offer residents a mix of studio, one, two, and three-bedroom homes.
As of November 30, 2022, funds and ventures managed by Multifamily had a pipeline of 64 potential future developments, which were owned, under contract or subject to letters of intent, totaling approximately $9.1 billion in anticipated development costs across several states.
Multifamily has co-investments in all the funds and ventures it manages, and receives returns on these investments. In addition, it has carried interests in the funds or ventures it manages, and receives distributions with regard to those carried interests.
Multifamily is expected to be one of the businesses included in our proposed spin-off.
Single Family Home Rentals
In December 2020, Lennar formed the Upward America Venture, LLC (“Upward America”), which (a) acquires communities of single family rental properties (including townhomes, duplexes and condominium buildings developed or acquired for rental purposes), and (b) leases and manages homes in those communities. Lennar subsidiaries are the manager and the general partner of Upward America. As of November 30, 2022, institutional investors had committed $1.6 billion to Upward America, part of which was used to reduce an initial commitment Lennar had made from $225 million to $125 million. Proceeds of commitments by other investors may be used to redeem more of Lennar’s ownership, but Lennar has agreed not to reduce its ownership below $50 million.
As owner of the general partner of Upward America, Lennar has the right to receive, in addition to distributions regarding its own commitments, distributions based on the amounts by which returns to limited partners exceed specified amounts (i.e., carried interests). As the manager of Upward America, we receive management and acquisition fees. Lennar subsidiaries may also receive fees for property management, leasing, construction management and other services that they render through subcontractors.
At November 30, 2022, Upward America had purchased 4,129 homes in 103 communities across 19 metropolitan statistical areas for a total purchase price of $1.1 billion (an average price of $259,000 per home), of which 2,352 of the homes owned by Upward America had been leased to occupants. The Limited Partnership Agreement of Upward America gives Upward America the right to purchase from Lennar for their appraised value all homes or communities that are purpose built for single family home rental. Upward America also is free to purchase homes from homebuilders other than Lennar or to purchase previously occupied homes. Initially all the homes purchased by Upward America were purchased from Lennar, but subsequently, Upward America began purchasing homes from multiple homebuilders. At November 30, 2022, approximately 6% of the homes owned by Upward America were built by homebuilders other than Lennar.
The single family rental business is expected to be one of the businesses included in our proposed spin-off.
Five Point Holdings, LLC
We own an indirect approximately 40% interest in Five Point Holdings, LLC, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and San Francisco Shipyard/Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. We have no active role in the management of FivePoint, except that since August 2021 our Executive Chairman has been the non-employee Executive Chairman of the Board of Directors (but not the chief executive officer) of FivePoint. As of November 30, 2022, the carrying amount of our investment in FivePoint was $382.9 million.
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC ("Rialto"), that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to share in carried interest distributions from some of the funds and other investment vehicles Rialto manages. We also retained limited partner investments in several Rialto funds and investment vehicles that totaled $185.1 million as of November 30, 2022.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. For example, in 2020, the shutdown of large portions of our national economy in March and April due to the COVID-19 pandemic temporarily reduced our home sales in those months, and therefore altered our normal seasonal pattern.

Competition
The residential homebuilding industry is highly competitive. In each of the market regions where we operate, we compete for homebuyers with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation for customer satisfaction, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete with a wide variety of property owners in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:
•Everything’s Included® marketing program, which simplifies the homebuying experience by including the most desirable features as standard items;
•Innovative home designs, such as our Next Gen® homes that provide both privacy and togetherness for multi-generational families or a home office to accommodate working from home;
•Inclusion of built-in Wi-Fi, solar power systems and advanced technology in many of our homes;
•Consumer insight capabilities, which allow us to continually stay tapped into consumer preferences and feedback so we can continuously evolve and fine-tune our offerings, processes and communications for our customers;
•Financial position as a result of our ability to finance land purchases and development activities with operating revenues and corporate level unsecured borrowing;
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
•Size and scale in leading markets; and
•Strategic investments in technology initiatives through our LENX investments in companies that help us enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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
Our LMF Commercial subsidiary's commercial mortgage origination and sale business competes with a wide variety of banks and other lenders that offer small and mid-sized mortgage loans to commercial enterprises. Competition is based primarily on service, price and relationships with mortgage brokers and other referral sources. LMF Commercial is run by highly seasoned managers who have been originating and securitizing loans for over 30 years and benefit from long-standing relationships with referral sources, as well as being able to leverage Lennar's infrastructure facilities for rapid market entrances and analysis. We believe these factors give LMF Commercial an advantage over many of the lenders with which it competes. Additionally, we believe access to Lennar's local homebuilding teams provides LMF Commercial with a distinct advantage in its evaluation of real estate assets.
In each region where we develop and operate multifamily properties, there is competition for residents with other owners of residential real estate (whether for-rent or for-sale). In addition, when capital raising, we compete with a wide variety of other investment opportunities that are being marketed by other firms, related both to real estate and to a variety of other investment products. We also compete for developable land with other developers of real estate for a variety of uses.
In each region where our funds offer single family homes for rent, there will be competition for residents with other owners of residential real estate (whether for-rent or for-sale). In addition, in seeking investors to acquire interests in funds we form, we will be competing with a wide variety of investment opportunities, related both to real estate and to a variety of other investment products. Also, in seeking to acquire single family homes that our funds can hold as rental properties, our funds will be competing with other persons who plan to hold them as rental properties as well as persons who might want to purchase those homes to live in them.
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste.

These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. For example, the California Energy Commission has adopted a requirement that most newly built homes in California must have rooftop solar panels. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new home construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, many new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors. In 2020 and 2021, the COVID-19 pandemic slowed down the approval process in many government offices, which in many instances delayed our being able to begin constructing homes in particular communities.
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
We are committed to the health and safety of our associates and trade partners. During fiscal 2020 and continuing through fiscal 2021, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our associates, trade partners and homebuyers, including protocols regarding social distancing, daily health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time. We are also committed to worker safety and regulatory compliance. Our Board of Directors and its Audit Committee reviews the results of OSHA visits and other safety related information.
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
At November 30, 2022, we employed 12,012 individuals of whom 9,357 were involved in the Homebuilding operations, 1,748 were involved in the Financial Services operations and 907 were involved in the Multifamily operations, compared to November 30, 2021, when we employed 10,753 individuals of whom 8,323 were involved in the Homebuilding operations, 1,688 were involved in the Financial Services operations and 742 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.
We have policies that prohibit us from discriminating in employment opportunities on the basis of race or gender, and we take active steps to offer employment opportunities to under-represented ethnic groups.
NYSE Certification
On April 26, 2022, we submitted our Annual CEO Certification to the New York Stock Exchange ("NYSE") in accordance with NYSE's listing standards. The certification was not qualified in any respect.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land lighter strategy and our planned spin-off of certain businesses; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of the coronavirus (COVID-19) pandemic; possible unfavorable losses in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. Currently, potential purchasers of our homes are being affected by inflation and increased interest rates, both of which increase what homebuyers have to pay for new homes.
Negative publicity could hurt our reputation, which could cause our revenues or results of operations to decline.
Our business success is dependent upon the reputation of the Lennar brand and its association with quality and integrity. If we are unable to maintain the position of the Lennar brand, our business may be adversely affected, which could result in lower sales and earnings. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. We could be subject to knowingly false statements made for the purpose of impairing our reputation. These statements, even if totally untrue, can spread rapidly through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
Our business strategies for our homebuilding and mortgage finance businesses may not increase our value.
We cannot assure you that our strategies for our core homebuilding and mortgage finance businesses, and any related initiatives or actions, will be successful. Principal among our current strategies is continuing to reduce the inventory of land we own (i.e., to become a land lighter company), and to control a greater portion of the land we expect to use through options or other contractual arrangements. We cannot provide assurance that this strategy, or other strategies we will follow, will increase our value. It is possible that the land lighter or other strategies will reduce, rather than increase, the value and profitability of our core businesses.
A continuing downturn in the homebuilding market could adversely affect our operations.
During fiscal 2022, the housing market weakened in response to the Federal Reserve’s aggressive increase in interest rates in an effort to curtail inflation. A number of our markets experienced significant market softening that required us to make substantial price reductions. It is possible that a continued downturn could result in a further decline in demand for new homes with resulting write downs in the carrying value of our land inventory and write offs of costs of land purchase options we decide not to exercise.

Supply shortages and inflation could adversely affect our profitability.
In an inflationary environment, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. During fiscal 2022, we experienced increased costs of materials and labor caused both by supply shortages and inflation. We were able to maintain satisfactory margins by applying stringent cost controls and by raising prices. However, declining demand for new homes as the year progressed is requiring us to reduce, rather than increase, prices. On the other hand, it is beginning to relieve supply shortages. We are taking steps that we expect will enable us to maintain acceptable operating margins despite the inability to raise prices. However it is possible that those steps will not be successful, and that the combination of inflation and reduced demand for new homes will adversely affect our profitability
Further increase in mortgage interest rates could reduce potential buyers’ ability or desire to obtain financing with which to buy homes.
Housing has been considerably impacted by the more than doubling of mortgage interest rates in 2022, and the Federal Reserve Board has said it intends to continue to increase its benchmark interest rate in 2023. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
A decline in prices of new homes could require us to write down the carrying value of land we own and to write off option costs.
We are constantly purchasing land, or entering into arrangements to purchase land, for use in our homebuilding operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, which required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write-downs of the carrying value of our land inventory and incur costs relating to decisions not to exercise land purchase options.
Our results of operations and financial condition may be adversely affected by public health issues, and resulting governmental actions.
The United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The COVID-19 pandemic caused the shutdown of large portions of our national economy. With the exception of a period in March and April of 2020, the COVID-19 pandemic and its effects on the economy did not adversely affect our home sales. However, this may not be the case with any future public health issues. The extent to which public health issues impact our results will depend on future developments, which cannot be predicted. If a contagious disease causes significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
Operational Risks
Homebuilding, mortgage lending and home rentals are very competitive industries, and competitive conditions could adversely affect our business or financial results.
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
Multifamily. Our multifamily rental business competes with other developers and operators of multifamily apartment communities at locations across the U.S. where we have investments in multifamily rental properties. We also compete in securing partners, equity capital and debt financing, and we compete for tenants with the large supply of already existing or newly built rental apartments, as well as with sellers and renters of single family homes. These competitive conditions could negatively impact the ability of the funds and ventures we manage to find renters for the apartments they are building or the prices for which those apartments can be rented.

Single Family Home Rentals. In each region where our funds offer single family homes for rent, there will be competition for residents with other owners of residential real estate (whether for-rent or for-sale). In addition, in seeking investors to acquire interests in funds we form, we will be competing with a wide variety of investment opportunities, related both to real estate and to a variety of other investment products. Also, in seeking to acquire single family homes that our funds can hold as rental properties, our funds will be competing with other persons who plan to hold them as rental properties as well as persons who might want to purchase those homes to live in them.
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
Additionally, the cost of insurance has increased significantly in recent years. Also, the coverage offered and the availability of general liability insurance for construction defects is currently limited and policies that can be obtained often include exclusions based upon past losses those insurers suffered as a result of use of defective materials in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur. This increase in cost and limitation in coverage has also increased our self-insured retentions and decreased our total coverage. It is possible in the future that insurance would not be available at commercially reasonable rates, which may cause us to reduce or eliminate general liability insurance.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, and taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur increased pre-construction costs and it may take longer for us to recover our costs.
Increased interest rates could increase the cost of the homes we build.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2022, we had a $2.6 billion revolving credit facility with a group of banks (the "Credit Facility"), which had an accordion feature that could increase it to $3 billion. We also had warehouse borrowing facilities totaling$2.85 billion to support our residential and commercial mortgage lending activities. The interest on borrowings under the Credit Facility is at rates based on prevailing short term rates from time to time. In 2022, the Federal Reserve steadily raised benchmark interest rates and said it intends to continue doing so in 2023. At November 30, 2022, we had no borrowings under the Credit Facility. However, if in the future we have a need for significant borrowings under the Credit Facility and interest rates continue to increase, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We usually have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, their inability to sell their current home or our inability to complete and deliver the home within the specified time. With the weakening of the housing market, we have experienced an increase in cancellation rates. If there is a further downturn in the housing market, or if mortgage financing becomes less available than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
Our success depends to a significant extent upon the performance and active participation of our senior management, many of whom have been with us for 20 or more years. If we were to lose members of our senior management, we might not be able to find appropriate replacements on a timely basis and our operations could be negatively affected. Also, the loss of a significant number of key operating employees and our inability to hire qualified replacements could have a material adverse effect on our business.
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
Approximately 99% of the residential mortgage loans made by our Financial Services segment in 2022 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes or an increase in cash used by home buyers would adversely affect the revenues of this aspect of our business.
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
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Financial Services residential mortgage companies and our LMF Commercial mortgage lending group have warehouse facilities to finance their mortgage lending. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would seriously adversely impact our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2022, we had outstanding senior notes which we had sold into the capital markets over a number of years totaling $3.6 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding senior notes during fiscal 2022 by $575 million, but we still have a significant amount outstanding. Sales of senior debt into the capital markets has, until recently, been a significant source of funding for our operations and acquisitions. Our use of capital markets debt to help support our operations exposes us to a number of risks, including:
•We may be more vulnerable to general adverse economic and homebuilding industry conditions;
•We may have to pay higher interest rates upon refinancing indebtedness as a result of the increase in interest rates, thereby reducing our earnings and cash flows;
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
•We may have a competitive disadvantage relative to other companies in our industry, if any, that are less leveraged; and
•We may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.
Our access to capital and our ability to obtain additional financing could be affected if there was a downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. For a number of years, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $3.6 billion outstanding, net of debt issuance costs, as of November 30, 2022. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
Our Financial Services segment, including LMF Commercial, has warehouse facilities that mature in fiscal year 2023, and if we could not renew or replace these facilities, we probably would have to reduce our mortgage lending and origination activities.
During 2023, we will have to replace or renew a total of $2.85 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have an impact on our financial results.
An inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2022, we had outstanding surety bonds of $4.1 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
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
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we encounter. In 2020 and 2021, shutdowns of government offices in response to the COVID-19 pandemic often delayed the time it took to obtain required approvals. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
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
Risk Related to Planned Spin-Off
Our planned spin-off of some of our businesses may not achieve its goals.
We are in the process of transferring some of our non-homebuilding businesses into a newly formed company, Quarterra Group, Inc., and, subject to market conditions, we intend to distribute the stock of Quarterra to our stockholders. Our hope is that doing that will result in the combined market value of our stock and Quarterra's stock exceeding what the market value of our stock would be if we continued to conduct the businesses that we will transfer to Quarterra. However, there is no assurance that that will occur. Among other things, making Quarterra a self-standing entity will lose some synergies from which the businesses it will own currently benefit. Therefore, it is possible that after the separation, the combined market value of our stock and Quarterra's stock will be less, not more, than what the market value of our stock would be if we did not spin off Quarterra.
Risks Related to Ownership of our Stock
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart Miller, our Executive Chairman, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 36% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
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

Other Risks
We have substantial investments in real estate related funds and businesses in which we are a minority investor.
We have investments in funds and other investment vehicles managed by Rialto Capital Management, a company we sold in November 2018, investments in a number of companies that are applying technology to various aspects of building and marketing homes and real estate related aspects of the financial services industry, and investments in Five Point Holdings, LLC, a publicly traded company that has ownership interests in, and is managing the development of, three large multi-use master planned communities in California. As a minority investor, we have little or no influence over decisions made with regard to these funds and businesses. However, we could suffer significant losses of our investments as a result of decisions that are made by the funds and businesses.
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
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subject to the possibility of computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber intrusions. The risk of cyber intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, cyber intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. Further, there has been a significant increase in work from remote locations since the start of the COVID-19 pandemic. Increased use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value.
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
We historically have sold significant numbers of homes in communities in the United States to people who are not residents of the United States, and some large investors in our multifamily development and single-family rental funds and ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. In some instances, the government may review the possible effects of investments by non-U.S. entities on U.S. national security. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business.
We experience variability in our operating results on a quarterly basis.
Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, a variety of factors can change seasonal patterns. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of factors, including, among others, seasonal homebuying patterns, the timing of home closings and land sales and weather-related problems.

We could suffer significant losses if there are reductions in the market value of our investments in publicly traded companies.
We have made investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry. Our investments in Opendoor Technologies, Inc. ("Opendoor"), Sonder Holdings Inc., Sunnova, Hippo Holdings, Inc. ("Hippo"), SmartRent, Inc. ("SmartRent") and Blend Labs, Inc. ("Blend") are carried on our books at their fair values, which will change depending on the value of the Company’s share holdings on the last day of each quarter. As a result, the Company’s net earnings could be significantly affected by mark-to-market gains or losses on the Company’s investments.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 26, 2023:

Name	Position	Age
Stuart Miller	Executive Chairman	65
Rick Beckwitt	Co-Chief Executive Officer and Co-President	63
Jonathan M. Jaffe	Co-Chief Executive Officer and Co-President	63
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	62
Mark Sustana	Vice President, General Counsel and Secretary	61
David M. Collins	Vice President and Controller	53
Jeff J. McCall	Executive Vice President	51
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
Item 2.    Properties.
We lease and maintain our executive offices in an office building in Miami, Florida. Our homebuilding, financial services and multifamily offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2022, the last reported sale price of our Class A and Class B common stock on the NYSE was $90.50 and $74.78, respectively. As of December 31, 2022, there were approximately 1,567 and 828 holders of record of our Class A and Class B common stock, respectively.
On January 12, 2023, our Board of Directors declared a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock. The dividend is payable on February 10, 2023 to holders of record at the close of business on January 27, 2023.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2022:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2022	205,107	$75.06	205,000	26,999,347
October 1 to October 31, 2022	1,295,000	$75.94	1,295,000	25,704,347
November 1 to November 30, 2022	100,748	$67.97	100,000	25,604,347
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due.
(2)In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2.0 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date.
The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.
Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2017 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2017=$100)
$200
$100
$0
2017
2018
2019
2020
2021
2022
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Market Index

	2017	2018	2019	2020	2021	2022
Lennar Corporation	$100	70	98	126	175	149
Dow Jones U.S. Home Construction Index	$100	71	104	127	178	144
Dow Jones U.S. Total Market Index	$100	102	117	139	176	156

Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included elsewhere in this Report. It also should be read in conjunction with the disclosure under “Special Note Regarding Forward-Looking Statements” in Part I of this Form 10-K.
Outlook
We had strong 2022 results, particularly in view of the difficult home sale market in the second half of the year. Market conditions continued to deteriorate in the fourth quarter as the now well-documented interest rate driven sales slowdown and pricing correction intersected with the still stressed supply chain, high labor and material costs and elongated cycle times (i.e., the time it takes to build a home). Sales and sales prices are down across both the new and existing home markets.
We believe that production of single family and multifamily dwellings nationally will be down between a quarter to a third in 2023. In addition, the supply of existing homes for sale has come down as homeowners hold on to extremely low mortgage rates. This, combined with the housing production shortfall over the past decade, leaves the industry in the middle of what we believe should be a fairly short duration market correction and, unlike previous market corrections, there currently is no inventory overhang to resolve.
Against this backdrop, we have developed a strategy that we believe should enable us to maintain sales pace and increase market share despite the difficult market:
•We have adjusted prices in various communities to levels that are intended to enable us to maintain reasonable volume. The result is that margin, as opposed to volume, becomes the shock absorber.
•We are working with our trade partners to right size our cost structure to current market conditions. Although our trade partners are still completing homes that were started in the first half of 2022, the amount of new work they are receiving is down substantially. We are offering a steady flow of starts in exchange for price reductions.
•We are being extremely selective on new land acquisitions and new communities. We have re-reviewed and re-underwritten land purchases in our pipeline and are not going forward with land purchases that do not meet our standards under current market conditions.
•We will continue to improve our cost of doing business by focusing on and reducing SG&A expenses. Over the past several years, we have seen quarter over quarter improvement in our SG&A expenses as a percentage of home sale revenues achieving record lows. However, as average sales prices come down, the percentages will not hold without additional cost cuts. Further, we know that in more difficult times there will be upward pressure on some of our sales and marketing costs in order to drive new sales.
•We will maintain tight control of our inventory under construction. We will pace home starts to meet expected sales volume. Nonetheless, inventory dollars related to inventory under construction has grown through the year because of expanded cycle times due to the supply chain disruption. We expect to bring down our cycle time during the next few quarters. This will free up a significant amount of cash that currently is tied up in the increased inventory dollars related to homes under construction. We will continue to focus on our cash flow and bottom line to protect and enhance our already strong balance sheet.
While we continue to have many strong markets, in our more challenging areas we have had to adjust base sales prices, offer mortgage buy down programs and increase sales incentives to maintain or regain sales momentum. Our cancellation rate increased significantly during our third quarter and into the beginning of our fourth quarter. However, our cancellation rate peaked in October and declined significantly in November.
Our construction playbook has three primary areas of focus: lowering construction costs, reducing cycle time, and achieving even flow production. We expect what has been a steady increase in construction costs over the last few years due to supply shortages will reverse over the course of fiscal 2023, as many homebuilders reduce or totally curtail new starts. Similarly, we expect cycle times, which increased significantly due to shortages of materials and labor, to start to return to normal as the number of homes being built falls as a result of market conditions. During the fourth quarter of 2022, the average cycle time was the same as in the third quarter despite the continuing effect of supply chain disruptions and two hurricanes that delayed production in Florida and parts of the Carolinas. Even flow production is a core focus for us and is a pillar for being the builder of choice for the trades as it maximizes efficiencies for them. By maintaining our starts pace at a time when many homebuilders are reducing or stopping construction starts, we have been able to obtain cost reductions from our trade partners and increase our market share in many markets.
We continue to strategically acquire land, primarily through options. Our continued focus on our land-light strategy resulted in ending fiscal 2022 with a percentage of homesites controlled rather than owned of 63%, up from 59% last year. Our years’ supply of owned home sites decreased to 2.5 years as compared to 3.0 years at the end of the prior year. From a leverage perspective, we continue to benefit from our paydown of senior notes and strong generation of earnings which brought our homebuilding debt to total capital down to 14.4% at year-end, our lowest ever, and an improvement from 18.3% at the end of the prior year. While we did repurchase some stock in the fourth quarter, given the current market conditions and as a matter of careful capital allocation, we decided to go slow. We expect to continue to look at repurchasing stock in the future as opportunities present themselves.
Regarding the planned spin-off of our multifamily and single-family rental investment and property management companies, current market conditions are not favorable so we are going to postpone the spin-off for the time being and wait for the right timing.
Given the uncertainty about market conditions, it is difficult to provide the targeted guidance about our expected future performance that we provided in the past. Instead, we are providing broad ranges to give some boundaries for various components of our expected results during the first quarter of 2023. We expect our new orders for the first quarter of 2023 to be in the range of 12,000 to 13,500 homes, and we anticipate our first quarter deliveries to be in the range of 12,000 to 13,500 homes. We expect gross margins will be about 21.0%, though this number will adjust somewhat based on the number of deliveries. We expect our SG&A expenses as a percentage of home sale revenues will be about 8%, but that percentage will adjust based on deliveries and homebuilding revenue. We expect our first quarter ending community count to be about the same as the community count at the end of 2022, as we walked away from deals that would have produced new active communities. Our first quarter average sales price should be in the range of $440,000 to $450,000 as we continue to price to market. We believe our fiscal 2023 deliveries will be between 60,000 to 65,000 homes.
We ended the year with the highest revenues, the highest profit, the highest cash flow, and the highest liquidity in Lennar's history. We have a plan of execution as we move into the uncertainties of 2023 with a focus on maintaining volume, maximizing margin through cost reductions, managing inventories, driving cash flow, managing land spend, and further enhancing our balance sheet in spite of challenging market conditions.
Results of Operations
Overview
Our net earnings attributable to Lennar were $4.6 billion, or $15.72 per diluted share ($15.74 per basic share) in 2022 and $4.4 billion, or $14.27 per diluted share ($14.28 per basic share) in 2021.

Financial information relating to our operations was as follows:

	Year ended November 30, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$31,778,885	—	—	—	—	31,778,885
Sales of land	143,041	—	—	—	—	143,041
Other revenues	29,409	809,680	865,603	44,392	—	1,749,084
Total revenues	31,951,335	809,680	865,603	44,392	—	33,671,010
Costs and expenses:
Costs of homes sold	23,025,467	—	—	—	—	23,025,467
Costs of land sold	171,589	—	—	—	—	171,589
Selling, general and administrative	1,964,243	—	—	—	—	1,964,243
Other costs and expenses	—	426,378	848,931	32,258	—	1,307,567
Total costs and expenses	25,161,299	426,378	848,931	32,258	—	26,468,866
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss)	(17,235)	—	52,821	(91,689)	—	(56,103)
Homebuilding other income, net	4,516	—	—	—	—	4,516
Lennar Other unrealized loss from technology investments	—	—	—	(655,094)	—	(655,094)
Operating earnings (loss)	6,777,317	383,302	69,493	(734,649)	—	6,495,463
Corporate general and administrative expenses	—	—	—	—	414,498	414,498
Charitable foundation contribution	—	—	—	—	66,399	66,399
Earnings (loss) before income taxes	$6,777,317	383,302	69,493	(734,649)	(480,897)	6,014,566

	Year ended November 30, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$25,348,105	—	—	—	—	25,348,105
Sales of land	167,913	—	—	—	—	167,913
Other revenues	29,224	898,745	665,232	21,457	—	1,614,658
Total revenues	25,545,242	898,745	665,232	21,457	—	27,130,676
Costs and expenses:
Costs of homes sold	18,562,213	—	—	—	—	18,562,213
Costs of land sold	143,631	—	—	—	—	143,631
Selling, general and administrative	1,796,697	—	—	—	—	1,796,697
Other costs and expenses	—	407,731	652,810	30,955	—	1,091,496
Total costs and expenses	20,502,541	407,731	652,810	30,955	—	21,594,037
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other income (expense), net, and other gain (loss) (1)	(14,205)	—	9,031	231,731	—	226,557
Homebuilding other income, net	3,266	—	—	—	—	3,266
Lennar Other unrealized gain from technology investments	—	—	—	510,802	—	510,802
Operating earnings	5,031,762	491,014	21,453	733,035	—	6,277,264
Corporate general and administrative expenses	—	—	—	—	398,381	398,381
Charitable foundation contribution	—	—	—	—	59,825	59,825
Earnings before income taxes	$5,031,762	491,014	21,453	733,035	(458,206)	5,819,058
(1)During the year ended November 30, 2021, the Company realized a gain of $158.1 million on the sale of its residential solar business

2022 versus 2021
Revenues from home sales increased 25% in the year ended November 30, 2022 to $31.8 billion from $25.3 billion in the year ended November 30, 2021. Revenues were higher primarily due to an 11% increase in the number of home deliveries and a 13% increase in the average sales price. New home deliveries increased to 66,399 homes in the year ended November 30, 2022 from 59,825 homes in the year ended November 30, 2021. The average sales price of homes delivered was $480,000 in the year ended November 30, 2022, compared to $424,000 in the year ended November 30, 2021.
Gross margins on home sales were $8.8 billion, or 27.5% (27.7% pre-impairment), in the year ended November 30, 2022, compared to $6.8 billion, or 26.8%, in the year ended November 30, 2021. Gross margins in the year ended November 30, 2022 include $33.6 million of homebuilding impairments in nine communities and $18.1 million of impairments to our homes in backlog taken during the year. During the year ended November 30, 2022, an increase in costs per square foot primarily due to higher materials and labor costs, was mostly offset by an increase in revenues per square foot. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt. Gross loss on land sales was $28.5 million in the year ended November 30, 2022, which includes $47.9 million of deposit write-offs as we walked away from 42,000 controlled homesites. This compared to gross margin on land sales of $24.3 million in the year ended November 30, 2021.
Selling, general and administrative expenses were $2.0 billion in the year ended November 30, 2022, compared to $1.8 billion in the year ended November 30, 2021. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 6.2% in the year ended November 30, 2022, from 7.1% in the year ended November 30, 2021, due to a decrease in broker commissions, an increase in leverage, and benefits of our technology efforts.
Operating earnings for our Financial Services segment were $381.9 million in the year ended November 30, 2022.The operating earnings included a $35.5 million one-time charge due to an increase in a litigation accrual in the third quarter related to a court judgment. We have appealed this judgment since we believe there were clear errors of law made by the trial court. Excluding this one-time charge, operating earnings were $417.4 million, compared to operating earnings of $490.4 million in the year ended November 30, 2021. The decrease in operating earnings was primarily due to lower mortgage net margins driven by a more competitive mortgage market, partially offset by an increase in rate lock volume. Mortgage results were partially offset by our title earnings, which increased primarily due to higher revenues per transaction and lower costs due to benefits of our technology efforts.
Operating earnings for the Multifamily segment were $66.8 million in the year ended November 30, 2022, compared to $21.5 million in the year ended November 30, 2021. Operating loss for the Lennar Other segment was $735.6 million in the year ended November 30, 2022, compared to operating earnings of $733.0 million in the year ended November 30, 2021. Lennar Other operating loss for the year ended November 30, 2022 was primarily due to negative mark-to-market adjustments on our publicly traded technology investments. The operating earnings for the year ended November 30, 2021 were primarily due to positive mark-to-market adjustments on our publicly traded technology investments and the gain on the sale of the our solar business.
For both the years ended November 30, 2022 and 2021, we had a tax provision of $1.4 billion, which resulted in an overall effective income tax rate of 22.8% and 23.5%, respectively. Our overall effective income tax rate was lower in 2022 primarily due to the resolution of an uncertain state tax position and the retroactive reinstatement of the energy efficient home credits for 2022, resulting from the passage of the Inflation Reduction Act by Congress.
Homebuilding Segments
At November 30, 2022, our Homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Year Ended November 30, 2022
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Loss on Sales of Land (2)	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$9,201,412	6,341,272	31.1%	$2,222,835	(10,701)	3,991	1,300	22,831	2,240,256
Central	5,830,587	4,532,474	22.3%	889,359	(171)	1,496	691	(2,144)	889,231
Texas	4,212,223	2,992,532	29.0%	941,899	(9,387)	1,250	—	(4,525)	929,237
West	12,513,277	9,114,818	27.2%	2,775,430	(4,398)	3,916	4,412	(5,763)	2,773,597
Other (3)	21,386	44,371	(107.5)%	(40,348)	(3,891)	18,756	(23,638)	(5,883)	(55,004)
Totals	$31,778,885	23,025,467	27.5%	$6,789,175	(28,548)	29,409	(17,235)	4,516	6,777,317

	Year Ended November 30, 2021
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$6,814,578	4,858,456	28.7%	$1,432,242	10,835	7,161	308	4,886	1,455,432
Central	4,807,194	3,731,567	22.4%	713,229	4,271	1,977	1,088	(146)	720,419
Texas	3,204,609	2,238,204	30.2%	725,065	6,347	1,630	498	(3,075)	730,465
West	10,503,305	7,694,870	26.7%	2,179,980	1,394	4,778	5,388	906	2,192,446
Other (3)	18,419	39,116	(112.4)%	(61,321)	1,435	13,678	(21,487)	695	(67,000)
	$25,348,105	18,562,213	26.8%	$4,989,195	24,282	29,224	(14,205)	3,266	5,031,762
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Gross loss on sales of land includes $47.9 million of deposit write-offs as we walked away from 42,000 controlled homesites.
(3)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenues to offset those costs.
Summary of Homebuilding Data
Deliveries:

	For the Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2022	2021	2022	2021	2022	2021
East	21,214	18,879	$9,268,940	6,846,153	$437,000	363,000
Central	13,152	12,138	5,830,587	4,807,195	443,000	396,000
Texas	12,993	10,939	4,212,223	3,204,609	324,000	293,000
West	19,015	17,850	12,513,277	10,503,304	658,000	588,000
Other	25	19	21,386	18,419	855,000	969,000
Total	66,399	59,825	$31,846,413	25,379,680	$480,000	424,000
Of the total homes delivered listed above, 174 homes with a dollar value of $67.5 million and an average sales price of $388,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2022, compared to 95 home deliveries with a dollar value of $31.6 million and an average sales price of $332,000 for the year ended November 30, 2021.

Sales Incentives (1):

	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenues
	Years Ended November 30,
	2022	2021	2022	2021
East	$12,600	10,500	2.8%	2.8%
Central	11,900	8,500	2.6%	2.1%
Texas	23,000	10,000	6.6%	3.3%
West	22,200	6,900	3.3%	1.2%
Other	90,000	116,500	9.5%	10.7%
Total	$17,300	9,000	3.5%	2.1%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	At November 30,		For the Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2022	2021	2022	2021	2022	2021	2022	2021
East	316	345	21,649	20,566	$9,516,178	7,908,164	$440,000	385,000
Central	313	302	12,020	12,871	5,351,534	5,366,197	445,000	417,000
Texas	235	241	11,424	12,382	3,596,037	3,833,294	315,000	310,000
West	341	372	15,990	18,703	10,604,593	11,725,035	663,000	627,000
Other	3	3	22	21	18,608	20,513	846,000	977,000
Total	1,208	1,263	61,105	64,543	$29,086,950	28,853,203	$476,000	447,000
Of the total new orders listed above, 261 homes with a dollar value of $116.7 million and an average sales price of $447,000 represent new orders from unconsolidated entities for the year ended November 30, 2022, compared to 136 new orders with a dollar value of $48.8 million and an average sales price of $359,000 for the year ended November 30, 2021.
(2)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2022 and 2021.
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Years Ended November 30,
	2022	2021
East	11%	8%
Central	12%	7%
Texas	27%	18%
West	21%	10%
Other	49%	—%
Total	17%	10%
Backlog:

	At November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2022	2021	2022	2021	2022	2021
East	8,706	7,932	$3,820,714	3,448,719	$439,000	435,000
Central	4,025	5,104	1,855,430	2,321,174	461,000	455,000
Texas	2,697	4,266	837,083	1,453,270	310,000	341,000
West	3,440	6,465	2,226,477	4,135,162	647,000	640,000
Other	1	4	1,164	3,942	1,164,000	986,000
Total	18,869	23,771	$8,740,868	11,362,266	$463,000	478,000
Of the total homes in backlog listed above, 166 homes with a backlog dollar value of $77.8 million and an average sales price of $469,000 represent the backlog from unconsolidated entities at November 30, 2022, compared to 79 homes with a backlog dollar value of $28.6 million and an average sales price of $363,000 at November 30, 2021. During the year ended November 30, 2022, we acquired 339 homes and 53 homes in backlog in the East and Central Homebuilding segments, respectively.

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
Homebuilding East: Revenues from home sales increased in 2022 compared to 2021, primarily due to an increase in the number of home deliveries and the average sales price in all the states of the segment. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. For the year ended November 30, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margins improved year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Homebuilding Central: Revenues from home sales increased in 2022 compared to 2021, primarily due to an increase in the number of home deliveries in all the states of the segment except for Georgia and Virginia and an increase in the average sales price in all the states of the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Georgia and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. For the year ended November 30, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margins remained flat year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
Homebuilding Texas: Revenues from home sales increased in 2022 compared to 2021, primarily due to an increase in the number of home deliveries and the average sales price. The increase in the number of home deliveries was primarily due to higher demand as the number of deliveries per active community increased. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. For the year ended November 30, 2022, gross margins decreased year over year as an increase in costs per square foot was partially offset by an increase in revenues per square foot.
Homebuilding West: Revenues from home sales increased in 2022 compared to 2021, primarily due to an increase in the number of home deliveries in all states of the segment except for Arizona, Nevada and Utah and an increase in the average sales price in all the states of the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Arizona, California, Nevada and Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered was primarily due to price appreciation year over year. For the year ended November 30, 2022, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher materials and labor costs. Overall, gross margins increased year over year as land costs remained relatively flat while interest expense decreased as a result of our focus on reducing debt.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services:

	Years Ended November 30,
(Dollars in thousands)	2022	2021
Dollar value of mortgages originated	$14,432,200	13,247,100
Number of mortgages originated	37,700	38,100
Mortgage capture rate of Lennar homebuyers	72%	75%
Number of title and closing service transactions	68,800	67,500
At November 30, 2022 and 2021, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $143.3 million and $157.8 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Consolidated Financial Statements.

LMF Commercial
LMF Commercial originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial originated commercial loans as follows:

	November 30,
(Dollars in thousands)	2022	2021
Originations	$740,345	770,107
Sold	$715,933	931,023
Securitizations	6	6
Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in funds that build multifamily properties with the intention of retaining them after they are completed.
The following tables provide information related to our investment in the Multifamily segment:

Balance Sheet	November 30,
(In thousands)	2022	2021
Multifamily investments in unconsolidated entities	$648,126	654,029
Lennar's net investment in Multifamily	935,961	976,676

Statement of Operations	Years Ended November 30,
(Dollars in thousands)	2022	2021
Number of operating properties/investments sold through joint ventures	2	1
Lennar's share of gains on the sale of operating properties/investments	$43,308	14,784
The Multifamily segment manages and has investments in Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2022 are included below:

	November 30, 2022
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$217,099	293,831
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,152,324	1,206,664
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,919	365,807
Lennar's remaining commitments	4,097	15,193
Distributions to Lennar	25,576	12,555
Our Multifamily segment had equity investments in unconsolidated entities. The breakout of the Multifamily segment's equity investments in unconsolidated entities and the development activities by stage were as follows:

(Dollars in thousands)	November 30, 2022
Under construction/owned	25
Partially completed and leasing	9
Completed and operating	49
Total unconsolidated joint ventures	83
Total development costs	$10,043,000

As of November 30, 2022, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $8.7 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. As of November 30, 2022 and 2021, our balance sheet had $788.5 million and $1.5 billion, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $316.5 million and $346.3 million, respectively. We have investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the fair value of our share holdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from our technology investments:

	Years Ended November 30,
(In thousands)	2022	2021
Blend Labs (BLND) mark-to-market	$(25,630)	(6,744)
Hippo (HIPO) mark-to-market	(222,447)	207,634
Opendoor (OPEN) mark-to-market	(265,276)	239,312
SmartRent (SMRT) mark-to-market	(78,177)	79,483
Sonder (SOND) mark-to-market	(2,339)	—
Sunnova (NOVA) mark-to-market	(61,225)	(8,883)
Lennar Other unrealized gains (losses) from technology investments	$(655,094)	510,802
At November 30, 2022 and 2021, Lennar Other owned commercial mortgage-backed securities ("CMBS") with carrying values of $35.5 million and $41.7 million, respectively. These securities were purchased at discount rates ranging from 33% to 55% with coupon rates ranging from 3.0% to 3.4%, stated and assumed final distribution dates between September 2025 and March 2026, and stated maturity dates between September 2058 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2022 and 2021. We classify these securities as held-for-sale at November 30, 2022 and 2021.
Financial Condition and Capital Resources
At November 30, 2022, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $4.8 billion, compared to $3.0 billion at November 30, 2021.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At November 30, 2022, we had $4.6 billion of Homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby providing $7.2 billion of available capacity.
Operating Cash Flow Activities
During 2022 and 2021, cash provided by operating activities totaled $3.3 billion and $2.5 billion, respectively. During 2022, cash provided by operating activities was positively impacted by our net earnings, excluding Lennar Other unrealized mark-to-market losses on our publicly traded technology investments and other realized loss totaling $672 million and an increase in accounts payable and other liabilities of $701 million. This was partially offset by a $2.4 billion increase in inventories due to strategic land purchases, land development and construction costs and an increase in receivables of $422 million.
During 2021, cash provided by operating activities was positively impacted by our net earnings, net of Lennar Other unrealized/realized gains of $681 million primarily due to mark-to-market gains on strategic investments that went public during the year ended November 30, 2021 (Opendoor, Hippo and SmartRent) and the sale of our solar business to Sunnova. In addition, there was an increase in accounts payable and other liabilities of $881 million, partially offset by a $2.0 billion increase in inventories due to strategic land purchases, land development and construction costs and an increase in receivables of $290 million.

Investing Cash Flow Activities
During 2022 and 2021, cash used in investing activities totaled $128 million and $105 million, respectively. During 2022, our cash used in investing activities was primarily due to cash contributions of $447 million to unconsolidated entities, which primarily included (1) $307 million to Homebuilding unconsolidated entities (2) $111 million to Lennar Other unconsolidated entities and (3) $30 million to Multifamily unconsolidated entities. In addition, we had $94 million of purchases of investment securities related to strategic technology investments in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $398 million, which primarily included (1) $79 million from Homebuilding unconsolidated entities, (2) $252 million from Multifamily unconsolidated entities, and (3) $67 million from our Lennar Other unconsolidated entities.
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
Financing Cash Flow Activities
During 2022 and 2021, our cash used in financing activities totaled $1.3 billion and $2.4 billion, respectively. During 2022, our cash used in financing activities was primarily due to (1) early redemption of $575 million aggregate principal amount of our 4.75% senior notes due November 2022, (2) $48 million principal payments on notes payable and other borrowings, (3) repurchase of our common stock for $1.0 billion, which included $968 million of repurchases of our stock under our repurchase program and $72 million of repurchases related to our equity compensation plan, and (4) $438 million of dividend payments. These were partially offset by (1) $485 million of net proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks, net of takedowns, (2) $409 million of net borrowings under our Financial Services warehouse facilities, and (3) receipts related to noncontrolling interests of $42 million.
During 2021, our cash used in financing activities was primarily impacted by (1) redemption of $600 million aggregate principal amount of our 4.125% senior notes due January 2022 at par, (2) early retirement, at a premium, of $250 million aggregate principal amount of our 5.375% senior notes due October 2022, (3) retirement of $300 million aggregate principal amount of our 6.25% senior notes due December 2021, (4) $195 million principal payments on notes payable and other borrowings, (5) repurchase of our common stock for $1.4 billion, which included $1.4 billion of repurchases of our stock under our repurchase program and $65 million of repurchases related to our equity compensation plan, and (6) $310 million of dividend payments. These were partially offset by (1) $344 million of reductions in liabilities related to consolidated inventory not owned due to land sales to land banks, (2) $262 million of net borrowings under our Financial Services warehouse facilities, and (3) receipts related to noncontrolling interests of $70 million.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2022	2021
Homebuilding debt	$4,047,294	4,652,338
Stockholders’ equity	24,100,500	20,816,425
Total capital	$28,147,794	25,468,763
Homebuilding debt to total capital	14.4%	18.3%
Homebuilding debt	$4,047,294	4,652,338
Less: Homebuilding cash and cash equivalents	4,616,124	2,735,213
Net Homebuilding debt	$(568,830)	1,917,125
Net Homebuilding debt to total capital (1)	(2.4)%	8.4%
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

At November 30, 2022, Homebuilding debt to total capital was lower compared to November 30, 2021 primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns, partially offset by share repurchases.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. We have announced an intention to spin off, subject to market conditions, our multifamily and single family rental asset management businesses and some of our investment assets.
Our Homebuilding senior notes and other debts payable are summarized within Note 4 of the Notes to Consolidated Financial Statements.
In May 2022, we amended the credit agreement governing our unsecured revolving credit facility (the “Credit Facility") which increased the commitment from $2.5 billion to $2.6 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024. The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2022 and 2021, we had no outstanding borrowings under the Credit Facility. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
We often post letters of credit instead of making cash deposits for option contracts and for similar purposes. We often are required to post surety bonds to guarantee completion of projects, particularly when municipal authorities are involved. Our outstanding letters of credit and surety bonds are described below:

	November 30,
(In thousands)	2022	2021
Performance letters of credit	$1,259,033	924,584
Financial letters of credit	503,659	425,843
Surety bonds	4,136,715	3,553,047
Anticipated future costs primarily for site improvements related to performance surety bonds	2,273,694	1,690,861
Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	November 30,
(Dollars in thousands)	2022	2021
Homebuilding average debt outstanding	$4,705,892	5,711,100
Average interest rate	4.7%	4.9%
Interest incurred	$230,839	275,091
Under the Credit Facility agreement (the "Credit Agreement"), we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $10.6 billion plus 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2022, if positive, plus 50% of the net cash proceeds from any equity offerings from and after February 28, 2022, minus the amount paid after February 28, 2022 to repurchase common stock (subject to a limit on deductions in any four fiscal quarter period of 12.5% of consolidated tangible net worth) and minus, in the case of a spin-off transaction, the consolidated net worth of assets that are spun off (subject to a limit of $1.0 billion). As of the end of each fiscal quarter, we are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2022.

The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2022:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2022
Minimum net worth test	$12,196,941	17,779,830
Maximum leverage ratio	65.0%	(0.2)%
Liquidity test (1)	1.00	32.08
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
At November 30, 2022, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
December 2022 (1)	$800,000
May 2023	500,000
August 2023	1,000,000
Total - Residential facilities	$2,300,000
LMF Commercial facilities maturing:
December 2022 (1)	$400,000
July 2023	50,000
November 2023	100,000
Total - LMF Commercial facilities	$550,000
Total	$2,850,000
(1)Subsequent to November 30, 2022, the maturity date was extended to December 2023.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2022	2021
Borrowings under the residential facilities	$1,877,411	1,482,258
Collateral under the residential facilities	1,950,155	1,539,641
Borrowings under the LMF Commercial facilities	124,399	96,294
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In October 2021, the Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to the lesser of an additional $1.0 billion in value, excluding commission, or 25 million in shares, of our outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, our Board of Directors approved an additional authorization for us to repurchase up to the lesser of $2.0 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date.

The following table provides information about our repurchases of Class A and Class B common stock:

	Years Ended
	November 30, 2022		November 30, 2021
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	9,628,203	1,339,797	13,910,000	100,000
Total purchase price	$868,788	$98,613	$1,357,081	$8,197
Average price per share	$90.23	$73.60	$97.56	$81.97
During the year ended November 30, 2022, treasury stock decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. During the year ended November 30, 2022, this decrease in treasury shares was partially offset by our repurchase of 9.6 million and 1.3 million shares of Class A and Class B common stock, respectively, through our stock repurchase program.
During the year ended November 30, 2021, treasury stock increased by 14.7 million shares of Class A common stock and 0.1 million shares of Class B common stock primarily due to 14.0 million shares of common stock repurchased during the year through our stock repurchase program.
During the years ended November 30, 2022 and 2021, our Class A and Class B common stockholders received an aggregate per share annual dividend of $1.50 and $1.00, respectively. On January 12, 2023, our Board of Directors declared a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock. The dividend is payable on February 10, 2023 to holders of record at the close of business on January 27, 2023.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Currently, certain of our 100% owned subsidiaries, which are primarily our homebuilding subsidiaries, are guaranteeing all our senior notes. The guarantees are full and unconditional.
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2022 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 4 of the Notes to Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed. If the proposed spin-off of our multifamily and single family rental asset management businesses takes place, the subsidiaries involved in those businesses will no longer guarantee our senior notes.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2022 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with non-guarantor subsidiaries and related parties are separately disclosed:

(In thousands)	November 30, 2022	November 30, 2021
Due from non-guarantor subsidiaries	$17,959,091	4,187,044
Equity method investments	1,090,831	937,920
Total assets	40,929,435	30,750,296
Total liabilities	10,455,359	9,631,796

Year Ended
(In thousands)	November 30, 2022
Total revenues	$31,078,352
Operating earnings	6,578,451
Earnings before income taxes	6,106,521
Net earnings attributable to Lennar	4,708,943
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
At November 30, 2022, we had equity investments in 48 active Homebuilding and land unconsolidated entities (of which 4 had recourse debt, 15 had non-recourse debt and 29 had no debt), compared to 41 active Homebuilding and land unconsolidated entities at November 30, 2021. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our Homebuilding unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2022.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Debt without recourse to Lennar	$1,381,438	167,051	391,940	715,283	107,164	—
Land seller and other debt without recourse to Lennar	11,113	—	—	—	11,113	—
Maximum recourse debt exposure to Lennar	9,138	—	—	—	9,138	—
Debt issuance costs	(18,387)	—	—	—	—	(18,387)
Total	$1,383,302	167,051	391,940	715,283	127,415	(18,387)
Multifamily - Investments in Unconsolidated Entities
At November 30, 2022, Multifamily had equity investments in 23 active unconsolidated entities that are engaged in multifamily residential developments (of which 15 had non-recourse debt and 8 had no debt), compared to 14 active unconsolidated entities at November 30, 2021. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I and LMV II, which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2022 are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2022.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2022. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Debt without recourse to Lennar	$4,345,145	1,286,563	1,022,248	1,052,564	983,770	—
Debt issuance costs	(26,371)	—	—	—	—	(26,371)
Total	$4,318,774	1,286,563	1,022,248	1,052,564	983,770	(26,371)
Lennar Other - Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but will reduce future carried interest payments to which we become entitled and have been recorded as revenues.
As of November 30, 2022 and 2021, we had strategic technology investments in unconsolidated entities of $131.5 million and $145.6 million, respectively, accounted for under the equity method of accounting.
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
As part of our focus on strategic relationships to further enhance our land lighter strategy, at the end of fiscal year 2020 we entered into an arrangement with various land bank investor groups. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it back in the future, if it is mutually beneficial to both parties. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships we are discussing, are significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties ("optioned") or unconsolidated JVs (i.e., controlled homesites) at November 30, 2022 and 2021:

	Controlled Homesites
November 30, 2022	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	92,710	—	92,710	49,507	142,217
Central	41,725	—	41,725	34,242	75,967
Texas	79,775	—	79,775	38,620	118,395
West	61,441	—	61,441	41,320	102,761
Other	—	5,758	5,758	2,018	7,776
Total homesites	275,651	5,758	281,409	165,707	447,116	2.5
% of total homesites			63%	37%

	Controlled Homesites
November 30, 2021	Optioned	JVs	Total	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	87,083	—	87,083	51,041	138,124
Central	30,682	—	30,682	41,872	72,554
Texas	75,027	—	75,027	37,946	112,973
West	58,631	—	58,631	49,059	107,690
Other	—	6,086	6,086	2,043	8,129
Total homesites	251,423	6,086	257,509	181,961	439,470	3.0
% of total homesites			59%	41%
(1)Based on trailing twelve months of home deliveries.
Excluding homes in inventory, our percentage of total homesites controlled as of November 30, 2022 and 2021 was 69% and 64%, respectively. Excluding homes in inventory, our years of supply owned as of November 30, 2022 and 2021 was 1.9 years and 2.4 years, respectively.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 1 and Note 8 of the Notes to Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2022:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - Senior notes and other debts payable (1)	$4,038,871	223,130	2,103,491	1,669,835	42,415
Financial Services - Notes and other debts payable	2,135,093	2,001,810	—	—	133,283
Interest commitments under interest bearing debt (2)	599,130	200,754	254,614	136,724	7,038
Operating lease obligations	178,677	34,167	52,721	34,832	56,957
Other contractual obligations (3)	96,577	36,582	38,816	2,304	18,875
Total contractual obligations	$7,048,348	2,496,443	2,449,642	1,843,695	258,568
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2022.
(3)Amounts include $4.1 million and $15.2 million remaining equity investment commitments to LMV I and LMV II, respectively, for future expenditures related to the construction and development of the projects and $77.3 million remaining equity investment commitment to the Upward America Venture.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduces our financial risk and costs of capital associated with land holdings. At November 30, 2022, we had access to 281,409 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2022, we had $2.0 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $163.9 million of letters of credit in lieu of cash deposits under certain land and option contracts.

At November 30, 2022, we had letters of credit outstanding in the amount of $1.8 billion (which included the $163.9 million of letters of credit discussed above). Details on our letters of credit outstanding and outstanding surety bonds are included in Note 4 of the Notes to Consolidated Financial Statements.
Our Financial Services segment had a pipeline of loan applications in process of $3.8 billion at November 30, 2022. Loans in process for which interest rates were committed to the borrowers totaled approximately $2.2 billion as of November 30, 2022. A significant portion of these commitments had a remaining period of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2022, we had open commitments amounting to $3.5 billion to sell MBS with varying settlement dates through February 2023 and open future contracts in the amount of $9.5 million with the settlement dates through March 2023.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:
Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Multifamily activities and general operating needs primarily with cash generated from operations and debt, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believe our land underwriting standards are conservative, we were required to take impairment charges with regards to several properties in 2022 due to the reduced demand for new homes in the second half of 2022.
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
Goodwill
We recorded a significant amount of goodwill in connection with the 2018 acquisition of CalAtlantic. We record goodwill associated with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), we evaluate goodwill for potential impairment on at least an annual basis. We have the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. We believe that the accounting estimate for goodwill is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill represents our best estimate of future events.
Homebuilding Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings held in escrow for our benefit, typically for approximately three days, are included in Homebuilding cash and cash equivalents in the Consolidated Balance Sheets and disclosed in the notes to consolidated balance sheets. Contract liabilities include customer deposit liabilities related to sold but undelivered homes that are included in other liabilities in the Consolidated Balance Sheets. We periodically elect to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied, and revenue is recognized as title to and possession of the property are transferred to the buyer.
Multifamily Revenue Recognition
Our Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which we have investments. As a result, our Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are recorded over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management services. In addition, our Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the construction services. These customer contracts require us to provide management and general contractor services which represents a performance obligation that we satisfy over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue. When the Multifamily segment acts as general contractor, it treats the entire construction cost as revenue and treats payments to subcontractors as expenses.
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
Generally, our unconsolidated entities become VIEs and consolidate if the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, we continue to fund operations and debt paydowns through partner loans or substituted capital contributions. The accounting policy relating to variable interest entities is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary may require us to exercise significant judgment.
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
The table below provides information at November 30, 2022 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2022. Weighted average variable interest rates are based on the variable interest rates at November 30, 2022.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2022

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	2022
ASSETS
Financial Services:
Loans held-for-investment, net:
Fixed rate	$1.0	1.0	1.0	1.1	1.1	32.7	37.9	37.9
Average interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%	—
Variable rate	$7.3	—	—	—	—	0.5	7.8	7.8
Average interest rate	8.6%	—	—	—	—	2.8%	8.3%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$223.1	1,537.4	566.1	404.5	1,265.3	42.4	4,038.8	3,993.2
Average interest rate	3.9%	5.0%	4.7%	5.2%	4.8%	6.2%	4.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	133.3	133.3	134.0
Average interest rate	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$2,001.8	—	—	—	—	—	2,001.8	2,001.8
Average interest rate	5.8%	—	—	—	—	—	5.8%	—
Multifamily:
Notes and other debts payable:
Fixed rate	$13.5	—	—	—	—	—	13.5	13.5
Average interest rate	0.0%	—	—	—	—	—	0.0%	—
Variable rate	$—	3.2	—	—	—	—	3.2	3.2
Average interest rate	—	3.6%	—	—	—	—	3.6%	—

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As of November 30, 2022, the carrying value of the Company’s consolidated VIE’s assets and non-recourse liabilities was $880.2 million and $107.3 million, respectively. Additionally, as of November 30, 2022, the carrying value of the Company’s investments in VIEs that are unconsolidated was $1.2 billion.
We identified the consolidation and primary beneficiary assessment upon formation and the occurrence of reconsideration events of some of the Company’s VIEs as a critical audit matter given the significant judgment required by management. This required a high degree of auditor judgment and an increased extent of audit effort due to the complexity of the entity structures and agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting determination for all joint ventures included the following, among others:
•We tested the design and operating effectiveness of the investment consolidation controls over the initial accounting assessment of joint ventures and the continuous reassessment for reconsideration events, as required by the accounting framework.
•We selected a sample of unconsolidated and consolidated joint ventures and evaluated the appropriateness of the Company’s accounting conclusions upon formation and reconsideration events by:
◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement as well as any reconsideration events which took place during the year to determine if the joint venture should be classified as a VIE.
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
◦For all JVs, evaluated whether any reconsideration events during the year took place that would cause deconsolidation, and if so, verified that deconsolidation occurred properly.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading joint venture board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP
Miami, Florida
January 26, 2023

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2022 and 2021

	2022 (1)	2021 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$4,616,124	2,735,213
Restricted cash	23,046	21,927
Receivables, net	673,980	490,278
Inventories:
Finished homes and construction in progress	11,718,507	10,446,139
Land and land under development	7,382,273	7,108,142
Consolidated inventory not owned	2,331,231	1,161,023
Total inventories	21,432,011	18,715,304
Investments in unconsolidated entities	1,173,164	972,084
Goodwill	3,442,359	3,442,359
Other assets	1,323,478	1,090,654
	32,684,162	27,467,819
Financial Services	3,254,257	2,964,367
Multifamily	1,257,337	1,311,747
Lennar Other	788,539	1,463,845
Total assets	$37,984,295	33,207,778
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.
As of November 30, 2022, total assets include $1.4 billion related to consolidated VIEs of which $56.9 million is included in Homebuilding cash and cash equivalents, $0.3 million in Homebuilding receivables, net, $29.4 million in Homebuilding finished homes and construction in progress, $736.5 million in Homebuilding land and land under development, $533.8 million in Homebuilding consolidated inventory not owned, $1.0 million in Homebuilding investments in unconsolidated entities, $23.0 million in Homebuilding other assets, $33.2 million in Multifamily assets and $9.0 million in Lennar Other assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2022 and 2021

	2022 (2)	2021 (2)
	(Dollars in thousands except per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,616,128	1,321,247
Liabilities related to consolidated inventory not owned	1,967,551	976,602
Senior notes and other debts payable, net	4,047,294	4,652,338
Other liabilities	3,347,673	2,920,055
	10,978,646	9,870,242
Financial Services	2,353,904	1,906,343
Multifamily	313,484	288,930
Lennar Other	97,894	145,981
Total liabilities	13,743,928	12,211,496
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2022 and 2021 - 400,000,000 shares; Issued: 2022 - 256,084,147 shares; 2021 - 300,500,075 shares	25,608	30,050
Class B common stock of $0.10 par value per share; Authorized: 2022 and 2021 - 90,000,000 shares, Issued: 2022 - 36,601,215 shares; 2021 - 39,443,168 shares	3,660	3,944
Additional paid-in capital	5,417,796	8,807,891
Retained earnings	18,861,417	14,685,329
Treasury stock, at cost; 2022 - 2,455,387 shares of Class A common stock and 419,860 shares of Class B common stock; 2021 - 38,586,961 shares of Class A common stock and 1,922,016 shares of Class B common stock	(210,389)	(2,709,448)
Accumulated other comprehensive income (loss)	2,408	(1,341)
Total stockholders’ equity	24,100,500	20,816,425
Noncontrolling interests	139,867	179,857
Total equity	24,240,367	20,996,282
Total liabilities and equity	$37,984,295	33,207,778
(2)As of November 30, 2022, total liabilities include $620.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $66.9 million is included in Homebuilding accounts payable, $510.9 million in Homebuilding liabilities related to consolidated inventory not owned, $29.4 million in Homebuilding senior notes and other debts payable, $7.2 million in Homebuilding other liabilities, $3.8 million in Multifamily liabilities and $2.2 million in Lennar Other liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2022, 2021 and 2020

	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$31,951,335	25,545,242	20,981,136
Financial Services	809,680	898,745	890,311
Multifamily	865,603	665,232	576,328
Lennar Other	44,392	21,457	41,079
Total revenues	33,671,010	27,130,676	22,488,854
Costs and expenses:
Homebuilding	25,161,299	20,502,541	17,961,644
Financial Services	426,378	407,731	470,777
Multifamily	848,931	652,810	575,581
Lennar Other	32,258	30,955	6,744
Corporate general and administrative	414,498	398,381	333,446
Charitable foundation contribution	66,399	59,825	24,972
Total costs and expenses	26,949,763	22,052,243	19,373,164
Homebuilding equity in loss from unconsolidated entities	(17,235)	(14,205)	(836)
Homebuilding other income (expense), net	4,516	3,266	(29,749)
Financial Services gain on deconsolidation	—	—	61,418
Multifamily equity in earnings from unconsolidated entities and other gain	52,821	9,031	21,934
Lennar Other equity in earnings (loss) from unconsolidated entities, other income (expense), net, and other gain (loss)	(91,689)	231,731	(44,669)
Lennar Other unrealized gain (loss) from technology investments	(655,094)	510,802	—
Earnings before income taxes	6,014,566	5,819,058	3,123,788
Provision for income taxes	(1,366,065)	(1,362,509)	(656,235)
Net earnings (including net earnings attributable to noncontrolling interests)	4,648,501	4,456,549	2,467,553
Less: Net earnings attributable to noncontrolling interests	34,376	26,438	2,517
Net earnings attributable to Lennar	$4,614,125	4,430,111	2,465,036
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$1,464	(536)	(851)
Reclassification adjustments for gains included in net earnings	2,285	—	(452)
Total other comprehensive income (loss), net of tax	$3,749	(536)	(1,303)
Total comprehensive income attributable to Lennar	$4,617,874	4,429,575	2,463,733
Total comprehensive income attributable to noncontrolling interests	$34,376	26,438	2,517
Basic earnings per share	$15.74	14.28	7.88
Diluted earnings per share	$15.72	14.27	7.85

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2022, 2021 and 2020

	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$30,050	29,894	29,712
Employee stock and director plans	225	156	182
Retirement of treasury stock	(4,667)	—	—
Balance at November 30,	25,608	30,050	29,894
Class B common stock:
Beginning balance	3,944	3,944	3,944
Retirement of treasury stock	(284)	—	—
Balance at November 30,	3,660	3,944	3,944
Additional paid-in capital:
Beginning balance	8,807,891	8,676,056	8,578,219
Employee stock and director plans	904	1,207	576
Retirement of treasury stock	(3,533,425)	—	—
Amortization of restricted stock	184,086	135,090	107,131
Premium paid for purchase of noncontrolling interests	(37,342)	—	—
Equity adjustment related to noncontrolling interests	(4,318)	(4,462)	(9,870)
Balance at November 30,	5,417,796	8,807,891	8,676,056
Retained earnings:
Beginning balance	14,685,329	10,564,994	8,295,001
Net earnings attributable to Lennar	4,614,125	4,430,111	2,465,036
Cash dividends - Class A common stock ($1.50 per share for 2022, $1.00 per share for 2021 and $0.625 per share for 2020)	(383,047)	(272,162)	(171,520)
Cash dividends - Class B common stock ($1.50 per share for 2022 and $1.00 per share for 2021 and $0.625 per share for 2020)	(54,990)	(37,614)	(23,523)
Balance at November 30,	18,861,417	14,685,329	10,564,994
Treasury stock, at cost:
Beginning balance	(2,709,448)	(1,279,227)	(957,857)
Employee stock and directors plans	(71,695)	(64,662)	(32,855)
Purchases of treasury stock	(967,622)	(1,365,559)	(288,515)
Retirement of treasury stock	3,538,376	—	—
Balance at November 30,	(210,389)	(2,709,448)	(1,279,227)
Accumulated other comprehensive income (loss):
Beginning balance	(1,341)	(805)	498
Total other comprehensive income (loss), net of tax	3,749	(536)	(1,303)
Balance at November 30,	2,408	(1,341)	(805)
Total stockholders’ equity	24,100,500	20,816,425	17,994,856
Noncontrolling interests:
Beginning balance	179,857	104,545	84,313
Net earnings attributable to noncontrolling interests	34,376	26,438	2,517
Receipts related to noncontrolling interests	41,816	69,675	176,617
Payments related to noncontrolling interests	(91,329)	(24,605)	(42,349)
Non-cash consolidations/deconsolidations, net	(55,240)	—	(114,712)
Non-cash purchase or activity of noncontrolling interests, net	30,387	3,804	(1,841)
Balance at November 30,	139,867	179,857	104,545
Total equity	$24,240,367	20,996,282	18,099,401
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$4,648,501	4,456,549	2,467,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,075	85,954	94,553
Amortization of discount/premium and accretion on debt, net	(2,163)	(6,775)	(24,775)
Equity in (earnings) loss from unconsolidated entities	36,302	(48,993)	22,127
Distributions of earnings from unconsolidated entities	71,301	45,984	62,073
Share-based compensation expense	184,086	134,621	107,131
Deferred income tax (benefit) expense	(246,653)	191,627	92,082
Unrealized (gain) loss on loans held-for-sale	33,287	14,449	(21,765)
Lennar Other unrealized/realized (gains) losses	672,212	(680,576)	—
Gain on sale of other assets, operating properties and equipment, CMBS bonds, other liabilities and real estate owned	(7,617)	(27,678)	(8,626)
Gain on deconsolidation of an entity	—	—	(56,594)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	—	(1,167)	(4,617)
Gain on sale of Financial Services' portfolio/businesses	—	(3,811)	(5,014)
(Gain) loss on retirement of senior notes and other debts payable	—	(2,204)	7,997
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	110,693	25,696	117,825
Changes in assets and liabilities:
(Increase) decrease in receivables	(422,398)	(289,776)	25,868
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(2,383,821)	(1,960,614)	781,362
(Increase) decrease in other assets	(13,330)	(121,036)	90,534
(Increase) decrease in loans held-for-sale	(202,920)	(160,785)	176,617
Increase in accounts payable and other liabilities	701,113	881,309	266,488
Net cash provided by operating activities	$3,265,668	2,532,774	4,190,819
Cash flows from investing activities:
Net additions to operating properties and equipment	$(57,214)	(65,172)	(72,752)
Proceeds from the sale of operating properties and equipment, other assets, CMBS bonds and real estate owned	24,686	41,551	33,934
Proceeds from sale of investment in consolidated/unconsolidated joint ventures	—	32,340	—
Proceeds from sale of Financial Services' portfolio/businesses	—	3,327	14,978
Investments in and contributions to unconsolidated entities	(447,401)	(408,183)	(486,217)
Distributions of capital from unconsolidated and consolidated entities	398,423	362,181	220,713
Proceeds from sale of commercial mortgage-backed securities bonds	9,191	11,307	3,248
Decrease (increase) in Financial Services loans held-for-investment, net	19,491	29,397	(3,122)
Purchases of investment securities	(93,769)	(128,162)	(45,548)
Proceeds from maturities/sales of investment securities	16,892	16,312	52,918
Other receipts, net	1,399	16	1,643
Net cash used in investing activities	$(128,302)	(105,086)	(280,205)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Cash flows from financing activities:
Net borrowings (repayments) under warehouse facilities	$409,067	262,107	(281,835)
Redemption of senior notes	(575,000)	(1,159,851)	(1,499,999)
Principal payments on notes payable and other borrowings	(48,079)	(195,212)	(604,995)
Proceeds from other borrowings	—	13,973	92,688
Proceeds from liabilities related to consolidated inventory not owned	1,167,227	694,185	346,406
Payments related to liabilities from consolidated inventory not owned	(682,385)	(350,583)	—
(Payments) proceeds related to other liabilities, net	(21,249)	25,564	(116,541)
Receipts related to noncontrolling interests	41,816	69,675	176,617
Payments related to noncontrolling interests	(91,329)	(24,605)	(42,349)
Common stock:
Repurchases	(1,039,309)	(1,430,212)	(321,524)
Dividends	(438,038)	(309,776)	(195,043)
Net cash used in financing activities	$(1,277,279)	(2,404,735)	(2,446,575)
Net increase in cash and cash equivalents and restricted cash	1,860,087	22,953	1,464,039
Cash and cash equivalents and restricted cash at beginning of year	2,955,683	2,932,730	1,468,691
Cash and cash equivalents and restricted cash at end of year	$4,815,770	2,955,683	2,932,730
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,616,124	2,735,213	2,703,986
Financial Services	139,378	167,021	116,171
Multifamily	17,827	16,850	38,963
Lennar Other	5,391	2,660	3,918
Homebuilding restricted cash	23,046	21,927	15,211
Financial Services restricted cash	14,004	12,012	54,481
	$4,815,770	2,955,683	2,932,730
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$67,842	47,720	97,336
Cash paid for income taxes, net	$1,273,166	1,140,858	402,180

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories, land under development and other assets financed by sellers	$36,947	141,319	120,796
Net non-cash contributions to unconsolidated entities	232,616	27,880	97,281
Non-cash right of use assets due to adoption of ASU 2016-02	—	—	150,702
Non-cash lease liabilities due to adoption of ASU 2016-02	—	—	159,717
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Financial Services assets	$—	—	(217,565)
Financial Services liabilities	—	—	115,175
Financial Services noncontrolling interests	—	—	102,390
Inventories	(101,946)	—	95,476
Operating properties and equipment and other assets	33,200	—	6,870
Investments in unconsolidated entities	7,303	—	(68,290)
Notes payable	—	—	(44,924)
Other liabilities	6,203	—	(1,455)
Noncontrolling interests	55,240	—	12,323
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
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of the homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the years ended November 30, 2022, 2021 and 2020, sales incentives offered to homebuyers averaged $17,300 per home, or 3.5% as a percentage of home sales revenues, $9,000 per home, or 2.1% as a percentage of home sales revenues and $19,800 per home, or 4.8% as a percentage of home sales revenues, respectively. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liability related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $102.1 million, $74.2 million and $72.6 million for the years ended November 30, 2022, 2021 and 2020, respectively.
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
Homebuilding cash and cash equivalents as of November 30, 2022 and 2021 included $1.0 billion and $940.4 million, respectively, of cash held in escrow for approximately two days.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Receivables
At November 30, 2022 and 2021, Homebuilding accounts receivable primarily related to receivables from land banks for land development, rebates and joint ventures. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. Balances for the years ended November 30, 2022 and 2021 are noted below:

	November 30,
(In thousands)	2022	2021
Accounts receivable	$490,420	245,004
Mortgages and notes receivable	185,739	247,805
	676,159	492,809
Allowance for credit losses	(2,179)	(2,531)
Receivables, net (1)	$673,980	490,278
(1)At November 30, 2022 and 2021, receivables, net included $50 million and $85 million, respectively, related to a short-term loan due from Upward America that was repaid subsequent to each year end.
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,200 and 1,259 active communities, excluding unconsolidated entities, as of November 30, 2022 and 2021, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The Company's valuation adjustments for finished homes and construction in progress were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2022 and 2021. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicators of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2022	15	9	$105,042	$33,563
2021	4	1	5,267	11,849
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Years Ended November 30,
	2022			2021
Unobservable inputs	Range
Average selling price (1)	$233,000	—	$753,000	$635,000
Absorption rate per quarter (homes)	2	—	12	11
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded impairments on during the years ended November 30, 2022 and 2021.
The Company also has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until it has determined whether to exercise its option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings.
A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. As of November 30, 2022, the Company had $2.0 billion of nonrefundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the accompanying consolidated balance sheet. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on the fair value at the time of takedown.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Some option contracts contain a predetermined take-down schedule for the optioned land parcels. However, in substantially all instances, the Company is not required to purchase land in accordance with those take-down schedules. In substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs and the incurrence of any applicable termination fee associated with the option contract. Therefore, in substantially all instances, the Company does not consider the take-down price to be a firm contractual obligation. In determining whether to walk away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the unapplied deposit amount and any related pre-acquisition costs and accrues any applicable termination fee associated with the option contract. During the year ended November 30, 2022, the Company wrote-off $47.9 million of deposit and pre-acquisition costs. To reflect the purchase price of homesite takedowns related to option contracts that the Company decided to exercise, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of November 30, 2022.
In the course of executing on the Company’s land light strategy, the Company may sell land to third parties (including land funds) and unconsolidated entities while maintaining an option to repurchase the land in the future. Although, such transactions include cash consideration from the buyer and the transfer of title from the Company to the buyer, such transactions do not meet the criteria for revenue recognition under GAAP due to the Company’s option to repurchase the land from the buyer in the future. As such, land related to such transactions remains on the Company’s accompanying consolidated balance sheet and is reclassified from land and land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. During the year ended November 30, 2022, consolidated inventory not owned increased by $1.2 billion with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2022. The increase was primarily due to reclassifications from land and land under development to consolidated inventory not owned during the year ended November 30, 2022 as the Company continued to focus on increasing its controlled homesites as compared to owned homesites. The increase was partially offset by takedowns during the year ended November 30, 2022.
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
Additionally, the Company evaluates if a decrease in the fair value of an investment below its carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Homebuilding other income, net, Multifamily other gain (loss) or Lennar Other other gain (loss).
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Generally, Homebuilding and Multifamily unconsolidated entities become VIEs due to insufficient equity at risk for the JV entity as the partner(s) continue to provide subordinated financial support in the form of capital contributions.
Homebuilding and Multifamily unconsolidated entities become VIEs and consolidate if the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
Goodwill
Goodwill is recorded with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. The fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from the Company's estimate, which would cause goodwill to be impaired. The annual goodwill impairment analysis was performed as of September 30, 2022, and no impairment was recorded.
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
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2022	2021
Operating properties (1)	$305,743	309,367
Leasehold improvements	68,951	56,620
Furniture, fixtures and equipment	207,223	172,774
	581,917	538,761
Accumulated depreciation and amortization	(226,822)	(198,855)
	$355,095	339,906
(1)Operating properties primarily include solar systems, rental operations and commercial properties.

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
At November 30, 2022 and 2021, the Financial Services segment had investment securities classified as held-to-maturity totaling $143.3 million and $157.8 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years.
At November 30, 2022 and 2021, the Lennar Other segment had investment securities classified as held-for-sale totaling $35.5 million and $41.7 million, respectively. Additionally, the Lennar Other segment had investments in equity securities with a readily determinable fair value (publicly traded common stock), not accounted for under the equity method, that are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Lennar Other segment had investments in equity securities of $391.0 million and $1.0 billion that are recorded at fair value with unrealized gains and losses included in earnings, as of November 30, 2022 and 2021, respectively.
For equity method investments in the Lennar Other segment, the Company records the investment as Lennar Other investments in unconsolidated entities. The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There was no impairment recorded during the years ended November 30, 2022 and 2021.
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
During the years ended November 30, 2022, 2021 and 2020, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $230.8 million, $275.1 million and $353.4 million, respectively; interest capitalized into inventories was $211.7 million, $254.9 million and $331.0 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Interest expense in costs of homes sold	$293,105	342,756	349,109
Interest expense in costs of land sold	498	2,475	2,594
Other interest expense (1)	19,128	20,142	22,401
Total interest expense	$312,731	365,373	374,104
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2022 and 2021, the Company's net deferred tax assets of $242.4 million and liabilities of $4.2 million included a valuation allowance of $2.9 million and $2.7 million, respectively. See Note 5 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2022 and 2021, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2022	2021
Warranty reserve, beginning of year	$377,021	341,765
Warranties issued	274,766	217,641
Adjustments to pre-existing warranties from changes in estimates (1)	26,222	29,436
Payments	(259,992)	(211,821)
Warranty reserve, end of year	$418,017	377,021
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2022 and 2021 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Reserves for estimated losses for construction defects, general liability and workers’ compensation have been established using the assistance of a third-party actuary. The third-party actuary uses the Company's historical warranty and construction defect data to assist management in estimating the unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the markets and the types of products the Company builds, claim settlement patterns, insurance industry practices and legal interpretations. Given the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from the Company's currently estimated amounts. The Company’s self-insurance reserve, net of expected recoveries, as of November 30, 2022 and 2021 was $210.1 million and $169.1 million and was included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2022 and 2021.
Common Stock
During the years ended November 30, 2022, 2021 and 2020 the Company’s Class A and Class B common stockholders received a per share annual dividend of $1.50 $1.00 and $0.625, respectively. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2022, Stuart Miller, the Company’s Executive Chairman, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 36% voting power of the Company’s stock.
During the year ended November 30, 2022, treasury stock decreased due to the Company's retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by the Company's Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. During the year ended November 30, 2022, this decrease in treasury shares was partially offset by the Company's repurchase of 9.6 million and 1.3 million shares of Class A and Class B common stock, respectively, through the Company's stock repurchase program.
In October 2021, the Company's Board of Directors authorized an increase to the Company's stock repurchase program to enable the Company to repurchase up to the lesser of an additional $1 billion in value, or 25 million in shares, of the Company’s outstanding Class A or Class B common stock. As a result of prior authorizations being almost exhausted, in March 2022, the Company's Board of Directors approved an additional authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of the Company's outstanding Class A or Class B common stock. The repurchase authority has no expiration date. The following table provides information about the Company’s repurchases of Class A and Class B common stock:

	Years Ended
	November 30, 2022		November 30, 2021
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	9,628,203	1,339,797	13,910,000	100,000
Total purchase price	$868,788	$98,613	$1,357,081	$8,197
Average price per share	$90.23	$73.60	$97.56	$81.97
Restrictions on Payment of Dividends
There are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than the need to maintain the financial ratios and net worth requirements under the Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder.
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2022, 2021 and 2020, this amount was $37.5 million, $29.4 million and $27.3 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Total compensation expense for nonvested share-based awards	$184,086	135,090	107,131
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2022, 2021 and 2020 was $88.92, $80.95 and $60.10, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2022 was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2021	3,163,790	$66.07
Grants	1,697,986	$88.92
Vested	(1,581,744)	$61.39
Forfeited	(127,886)	$74.38
Nonvested shares at November 30, 2022	3,152,146	$80.39
At November 30, 2022, there was $177.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.9 years. For the years ended November 30, 2022, 2021 and 2020, 1.6 million, 1.8 million and 1.4 million nonvested shares, respectively, vested each year.
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
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2022 and 2021. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	Years Ended November 30,
(In thousands)	2022	2021
Loan origination liabilities, beginning of year	$11,670	7,569
Provision for losses	966	4,639
Payments	(849)	(538)
Loan origination liabilities, end of year	$11,787	11,670
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 was effective for the Company’s fiscal year beginning December 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2022 presentation. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	November 30, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,616,124	139,378	17,827	5,391	4,778,720
Restricted cash	23,046	14,004	—	—	37,050
Receivables, net (1)	673,980	826,163	114,134	—	1,614,277
Inventories	21,432,011	—	430,442	—	21,862,453
Loans held-for-sale (2)	—	1,776,311	—	—	1,776,311
Investments in equity securities (3)				391,026	391,026
Investments available-for-sale (4)	—	—	—	35,482	35,482
Loans held-for-investments, net	—	45,636	—	—	45,636
Investments held-to-maturity	—	143,251	—	—	143,251
Investments in unconsolidated entities	1,173,164	—	648,126	316,523	2,137,813
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,323,478	119,815	46,808	40,117	1,530,218
	$32,684,162	3,254,257	1,257,337	788,539	37,984,295
Liabilities:
Notes and other debts payable, net	$4,047,294	2,135,093	16,749	—	6,199,136
Accounts payable and other liabilities	6,931,352	218,811	296,735	97,894	7,544,792
	$10,978,646	2,353,904	313,484	97,894	13,743,928

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	November 30, 2021
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,735,213	167,021	16,850	2,660	2,921,744
Restricted cash	21,927	12,012	—	—	33,939
Receivables, net (1)	490,278	708,165	98,405	—	1,296,848
Inventories	18,715,304	—	454,093	—	19,169,397
Loans held-for-sale (2)	—	1,636,351	—	—	1,636,351
Investments in equity securities (3)	—	—	—	1,006,599	1,006,599
Investments available-for-sale (4)	—	—	—	41,654	41,654
Loans held-for-investments, net	—	44,582	—	—	44,582
Investments held-to-maturity	—	157,808	—	—	157,808
Investments in unconsolidated entities	972,084	—	654,029	346,270	1,972,383
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,090,654	48,729	88,370	66,662	1,294,415
	$27,467,819	2,964,367	1,311,747	1,463,845	33,207,778
Liabilities:
Notes and other debts payable, net	$4,652,338	1,726,026	—	—	6,378,364
Accounts payable and other liabilities	5,217,904	180,317	288,930	145,981	5,833,132
	$9,870,242	1,906,343	288,930	145,981	12,211,496
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2022 and November 30, 2021, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $178.0 million and $100.1 million without readily available fair values as of November 30, 2022 and November 30, 2021, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Financial information relating to the Company’s segments was as follows:

	Year ended November 30, 2022
(In thousands)	Homebuilding	Financial Services (1)	Multifamily	Lennar Other (2)	Corporate and unallocated (3)	Total
Revenues	$31,951,335	809,680	865,603	44,392	—	33,671,010
Operating earnings (loss)	6,777,317	383,302	69,493	(734,649)	—	6,495,463
Corporate general and administrative expenses	—	—	—	—	(414,498)	(414,498)
Charitable foundation contribution	—	—	—	—	(66,399)	(66,399)
Earnings (loss) before income taxes	6,777,317	383,302	69,493	(734,649)	(480,897)	6,014,566

	Year ended November 30, 2021
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other (2)	Corporate and unallocated (3)	Total
Revenues	$25,545,242	898,745	665,232	21,457	—	27,130,676
Operating earnings	5,031,762	491,014	21,453	733,035	—	6,277,264
Corporate general and administrative expenses	—	—	—	—	(398,381)	(398,381)
Charitable foundation contribution	—	—	—	—	(59,825)	(59,825)
Earnings before income taxes	5,031,762	491,014	21,453	733,035	(458,206)	5,819,058

	Year ended November 30, 2020
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other (2)	Corporate and unallocated (3)	Total
Revenues	$20,981,136	890,311	576,328	41,079	—	22,488,854
Operating earnings (loss)	2,988,907	480,952	22,681	(10,334)	—	3,482,206
Corporate general and administrative expenses	—	—	—	—	(333,446)	(333,446)
Charitable foundation contribution	—	—	—	—	(24,972)	(24,972)
Earnings (loss) before income taxes	2,988,907	480,952	22,681	(10,334)	(358,418)	3,123,788

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1) Financial Services operating earnings for the year ended November 30, 2022 included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment.
(2)Operating loss for Lennar Other for the year ended November 30, 2022 included a $655.1 million mark-to-market unrealized loss on the Company's publicly traded technology investments. Operating earnings for Lennar Other for the year ended November 30, 2021 included a $510.8 million mark-to-market unrealized gain on the Company's publicly traded technology investments. Operating loss for Lennar Other for the year ended November 30, 2020 included a $25.0 million write-down of assets held by Rialto legacy funds because of the disruption in the capital markets as a result of COVID-19 and the economic shutdown.
(3)Corporate and unallocated expenses primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit and human resources. Also included are property expenses related to the leases of corporate offices, data processing, general corporate expenses and charitable foundation contribution to the Lennar Foundation.
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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including Five Point Holdings, LLC ("FivePoint")
The assets related to the Company's Homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
Balance at November 30, 2022	$6,877,581	4,010,610	3,742,663	12,182,709	1,382,864	4,487,735	32,684,162
Balance at November 30, 2021	5,854,057	3,782,847	2,801,192	11,171,741	1,443,163	2,414,819	27,467,819
Financial information relating to the Company’s Homebuilding segments was as follows:

	Year ended November 30, 2022
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$9,266,013	5,846,023	4,227,771	12,571,386	40,142	31,951,335
Operating earnings (loss)	2,240,256	889,231	929,237	2,773,597	(55,004)	6,777,317
Interest expense	78,345	54,547	29,442	140,017	10,380	312,731
Depreciation and amortization	24,888	15,219	9,354	54,055	774	104,290
Net additions to operating properties and equipment	2,651	363	136	1,414	6,537	11,101

	Year ended November 30, 2021
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$6,870,944	4,826,535	3,241,321	10,563,756	42,686	25,545,242
Operating earnings (loss)	1,455,432	720,419	730,465	2,192,446	(67,000)	5,031,762
Interest expense	90,314	58,899	28,764	176,633	10,763	365,373
Depreciation and amortization	24,531	16,118	9,821	49,691	1,238	101,399
Net additions to (disposals of) operating properties and equipment	219	239	(9)	26,375	14,950	41,774

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended November 30, 2020
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$5,715,028	4,093,693	2,709,681	8,437,167	25,567	20,981,136
Operating earnings (loss)	933,297	482,929	421,594	1,241,494	(90,407)	2,988,907
Interest expense	93,245	58,777	29,901	178,498	13,683	374,104
Depreciation and amortization	21,504	13,659	9,366	50,316	249	95,094
Net additions to (disposals of) operating properties and equipment	955	(11,370)	712	165,869	(32)	156,134
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
At November 30, 2022, the Financial Services warehouse facilities were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
December 2022 (1)	$800,000
May 2023	500,000
August 2023	1,000,000
Total - Residential facilities	$2,300,000
LMF Commercial facilities maturing:
December 2022 (1)	$400,000
July 2023	50,000
November 2023	100,000
Total - LMF Commercial facilities	$550,000
Total	$2,850,000
(1)Subsequent to November 30, 2022, the maturity date was extended to December 2023.
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

	November 30,
(In thousands)	2022	2021
Borrowings under the residential facilities	$1,877,411	1,482,258
Collateral under the residential facilities	1,950,155	1,539,641
Borrowings under the LMF Commercial facilities	124,399	96,294
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the years ended November 30, 2022 and 2021. As of November 30, 2022 and 2021, loan origination liabilities were $11.8 million and $11.7 million, respectively, and included in Financial Services’ liabilities in the Company's consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	November 30,
(Dollars in thousands)	2022	2021
Originations (1)	$740,345	770,107
Sold	$715,933	931,023
Securitizations	6	6
(1)During both years ended November 30, 2022 and 2021 all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At November 30, 2022 and 2021, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the years ended November 30, 2022 and 2021. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	November 30, 2022	November 30, 2021
Carrying value	$143,251	157,808
Outstanding debt, net of debt issuance costs	$133,283	147,474
Incurred interest rate	3.4%	3.4%

	November 30, 2022
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. Our multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and management and promote fees generated from joint ventures and other gains (which includes sales of investments and buildings), less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (loss) from unconsolidated entities.
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

	Years Ended November 30,
(In thousands)	2022	2021
Blend Labs (BLND) mark-to-market	$(25,630)	(6,744)
Hippo (HIPO) mark-to-market	(222,447)	207,634
Opendoor (OPEN) mark-to-market	(265,276)	239,312
SmartRent (SMRT) mark-to-market	(78,177)	79,483
Sonder (SOND) mark-to-market	(2,339)	—
Sunnova (NOVA) mark-to-market	(61,225)	(8,883)
Lennar Other unrealized gains (losses) from technology investments	$(655,094)	510,802
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of November 30, 2022, the Company owned approximately 25% of Doma.
3. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

	November 30,
(In thousands)	2022	2021
Investments in unconsolidated entities (1) (2)	$1,173,164	972,084
Underlying equity in unconsolidated entities' net assets (1)	1,504,315	1,301,719
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2022 and 2021, the carrying amount of the Company's investment was $382.9 million and $381.6 million, respectively.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. The details of the activity was as follows:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Land sales revenues (1)	$94,513	57,944	99,935
Management fees and reimbursement of expenses, net of deferrals	20,792	16,464	2,363
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
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.4 billion and $1.2 billion as of November 30, 2022 and 2021, respectively, of which the Company's maximum recourse exposure was $9.1 million and $5.3 million as of November 30, 2022 and 2021, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. The Company would be required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance. In a completion guarantee, the Company and its venture partners have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. As of November 30, 2022 and 2021, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $333.6 million and $241.0 million, respectively.
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2022 and 2021, the fair values of the repayment guarantees, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2022, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 4 of the Notes to Consolidated Financial Statements).
In 2021, the Company formed the Upward America Venture (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America has raised equity commitments totaling $1.6 billion, including $350 million of equity commitments raised during the first quarter of 2022. The commitments are primarily from institutional investors, including $125 million committed by Lennar. During the year ended November 30, 2022, Lennar delivered 2,418 homes to Upward America. As of November 30, 2022 and November 30, 2021, the carrying amount of the Company's investment in Upward America was $37.7 million and $13.3 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2022 and 2021, the fair value of the completion guarantees was immaterial. As of November 30, 2022 and 2021, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.0 billion and $855.2 million, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company has investments. In some situations, the Multifamily segment sells land to various joint ventures and funds. The details of the activity were as follows:

	Years Ended November 30,
(In thousands)	2022	2021	2020
General contractor services, net of deferrals	$498,142	549,400	400,808
General contractor costs	478,620	533,398	383,649
Land sales to joint ventures	237,477	15,105	83,944
Management fee income	63,823	56,573	56,253
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. During the first quarter of 2022, the Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1.0 billion in equity and Lennar's stated ownership percentage in the Fund is 4%. The Company has a $26.0 million investment in the Fund as of November 30, 2022 . Additional dollars will be committed as opportunities are identified by the Fund.
Details of LMV I and LMV II as of and during the year ended November 30, 2022 are included below:

(In thousands)	LMV I	LMV II
Lennar's carrying value of investment	$217,099	293,831
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,152,324	1,206,664
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	499,919	365,807
Lennar's remaining commitments	4,097	15,193
Distributions to Lennar	25,576	12,555
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds and investment vehicles totaled $185.1 million and $200.6 million as of November 30, 2022 and November 30, 2021, respectively. The Company also had strategic technology investments in unconsolidated entities and investment funds of $131.5 million and $145.6 million, as of November 30, 2022 and November 30, 2021, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method was as follows:

(In thousands)	November 30, 2022
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$366,276	53,121	413,698	833,095
Loans receivable	—	—	25,045	25,045
Real estate owned	—	—	213,103	213,103
Investment securities	—	—	2,543,715	2,543,715
Investments in partnerships	—	—	165,599	165,599
Inventories	5,391,285	1,000	—	5,392,285
Operating properties and equipment	56,687	7,090,294	—	7,146,981
Other assets	1,378,156	523,152	223,821	2,125,129
	$7,192,404	7,667,567	3,584,981	18,444,952
Liabilities and equity:
Accounts payable and other liabilities	$994,603	245,266	170,649	1,410,518
Debt (1)	1,383,302	4,318,774	333,317	6,035,393
Equity	4,814,499	3,103,527	3,081,015	10,999,041
	$7,192,404	7,667,567	3,584,981	18,444,952
Investments in unconsolidated entities	$1,173,164	648,126	316,523	2,137,813

(In thousands)	November 30, 2021
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$460,901	25,972	430,807	917,680
Loans receivable	—	—	65,971	65,971
Real estate owned	—	—	279,200	279,200
Investment securities	—	—	2,461,788	2,461,788
Investments in partnerships	—	—	346,042	346,042
Inventories	4,666,454	—	—	4,666,454
Operating properties and equipment	44,802	6,406,500	—	6,451,302
Other assets	1,044,771	111,750	219,680	1,376,201
	$6,216,928	6,544,222	3,803,488	16,564,638
Liabilities and equity:
Accounts payable and other liabilities	$904,078	240,928	179,879	1,324,885
Debt (1)	1,216,721	3,407,362	399,632	5,023,715
Equity	4,096,129	2,895,932	3,223,977	10,216,038
	$6,216,928	6,544,222	3,803,488	16,564,638
Investments in unconsolidated entities	$972,084	654,029	346,270	1,972,383
(1)Debt noted above is net of debt issuance costs. As of November 30, 2022 and 2021, this includes $18.4 million and $11.9 million, respectively, for Homebuilding, $26.4 million and $23.4 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

(In thousands)
Statement of Operations Years Ended:	Revenues	Cost and expenses	Other income (expense), net (1)	Net earnings (loss) of unconsolidated entities	Equity in earnings (loss) from unconsolidated entities
November 30, 2022	$1,747,336	1,695,272	197,056	249,120	(36,302)
November 30, 2021	1,383,266	1,448,775	187,625	122,116	48,993
November 30, 2020	1,362,686	1,221,873	(244,680)	(103,867)	(13,939)
(1)Other income (expense), net included realized and unrealized gains (losses) on investments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2022	2021
4.875% senior notes due December 2023	$399,169	398,345
4.500% senior notes due 2024	648,975	648,253
5.875% senior notes due 2024	434,128	438,810
4.750% senior notes due 2025	498,892	498,446
5.25% senior notes due 2026	404,257	405,497
5.00% senior notes due 2027	351,741	352,124
4.75% senior notes due 2027	896,259	895,510
4.750% senior notes due 2022	—	573,840
Mortgage notes on land and other debt	413,873	441,513
	$4,047,294	4,652,338
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $7.6 million and $11.0 million, as of November 30, 2022 and 2021, respectively.
In August 2022, the Company redeemed early $575 million aggregate principal amount of its 4.750% senior notes due November 2022. The redemption price, which was paid in cash, was 100% of the principal amount plus accrued but unpaid interest.
In May 2022, the Company amended the credit agreement governing its unsecured revolving credit facility (the “Credit Facility") which increased the commitment from $2.5 billion to $2.6 billion and extended the maturity to May 2027, except for $350 million which matures in April 2024.The Credit Facility has a $425 million accordion feature, subject to additional commitments, thus the maximum borrowings are $3.0 billion. The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2022 and 2021, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2022. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2022, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are below:

	November 30,
(In thousands)	2022	2021
Performance letters of credit	$1,259,033	924,584
Financial letters of credit	503,659	425,843
Surety bonds	4,136,715	3,553,047
Anticipated future costs primarily for site improvements related to performance surety bonds	2,273,694	1,690,861

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The terms of each of the Company's senior notes outstanding at November 30, 2022 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Date Issued
(Dollars in thousands)
4.875% senior notes due December 2023	$400,000	393,622	99.169%	November 2015
4.500% senior notes due 2024	650,000	644,838	100%	April 2017
5.875% senior notes due 2024	425,000	(3)	(3)	(3)
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017
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
    All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily the Company's homebuilding subsidiaries. Although the guarantees are full, unconditional and joint and several while they are in effect, (i) a subsidiary will have its guarantee suspended at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company) other than senior notes, and (ii) a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
At November 30, 2022, the Company had mortgage notes on land and other debt due at various dates through 2036 bearing interest at rates up to 8.0% with an average interest rate of 4.3%. At November 30, 2022 and 2021, the carrying amount of the mortgage notes on land and other debt was $413.9 million and $441.5 million, respectively. During the years ended November 30, 2022 and 2021, the Company retired $48.1 million and $195.2 million, respectively, of mortgage notes on land and other debt.
The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2022 and thereafter are as follows:

(In thousands)	Debt Maturities
2023	$223,130
2024	1,537,367
2025	566,124
2026	404,486
2027	1,265,349
Thereafter	42,415
The Company expects to pay its near-term maturities as they come due through cash generated from operations, the issuance of additional debt or equity offerings as well as borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Current:
Federal	$1,282,037	924,474	428,907
State	330,681	245,941	135,246
	$1,612,718	1,170,415	564,153
Deferred:
Federal	$(193,667)	149,349	59,065
State	(52,986)	42,745	33,017
	(246,653)	192,094	92,082
	$1,366,065	1,362,509	656,235
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2022	2021	2020
Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.52	4.03	4.00
Tax credits (1) (2)	(2.16)	(1.73)	(4.46)
Nondeductible compensation	—	0.49	0.57
Tax reserves and interest expense, net (3)	(0.83)	0.03	—
Deferred tax asset valuation allowance, net	—	(0.01)	—
Other	0.31	(0.29)	(0.09)
Effective rate	22.84%	23.52%	21.02%
(1)During fiscal year 2022, Congress enacted the Inflation Reduction Act which included a retroactive extension of the new energy efficient home tax credit through 2032.
(2)During fiscal year 2020, Congress extended the new energy efficient home tax credit for homes delivered from 2018 to 2021, with retroactive effect for 2018 and 2019.
(3)Includes a $50.2 million benefit related to the resolution of an uncertain tax position during fiscal year 2022.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2022	2021
Deferred tax assets:
Inventory valuation adjustments	$83,330	94,624
Reserves and accruals	199,451	187,466
Net operating loss carryforwards	61,741	74,902
Capitalized expenses	241,887	174,405
Investments in unconsolidated entities	16,311	48,913
Employee stock incentive plan	37,573	37,813
Other assets	82,673	49,828
Total deferred tax assets	722,966	667,951
Valuation allowance	(2,903)	(2,693)
Total deferred tax assets after valuation allowance	720,063	665,258
Deferred tax liabilities:
Capitalized expenses	177,726	187,332
Deferred income	253,659	272,827
Unrealized gains on investments in equity securities	—	164,534
Other liabilities	46,270	44,810
Total deferred tax liabilities	477,655	669,503
Net deferred tax assets (liabilities)	$242,408	(4,245)
The detail of the Company's net deferred tax assets (liabilities) was as follows:

	November 30,
(In thousands)	2022	2021
Net deferred tax assets (liabilities): (1)
Homebuilding	$154,143	84,198
Financial Services	15,376	(1,431)
Multifamily	26,675	64,247
Lennar Other	46,214	(151,259)
Net deferred tax assets (liabilities)	$242,408	(4,245)
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

	November 30,
(In thousands)	2022	2021
Valuation allowance (1)	$(2,903)	(2,693)
Federal tax effected NOL carryforwards (2)	29,672	32,968
State tax effected NOL carryforwards (3)	32,069	41,935
(1)As of November 30, 2022 and 2021, the deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)At November 30, 2022 and 2021, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2029.
(3)At November 30, 2022 and 2021, the Company had state tax effected NOL carryforwards that may be carried forward from 10 to 20 years or indefinitely, depending on the tax jurisdiction, with certain losses expiring between 2022 and 2039.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$12,285	12,285	12,856
Lapse of statute of limitations	—	—	(349)
Decreases due to settlements with tax authorities	(12,285)	—	(222)
Gross unrecognized tax benefits, end of year	$—	12,285	12,285
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2022	2021
Accrued interest and penalties, beginning of the year	$59,937	57,764
Accrual of interest and penalties (primarily related to state audits)	—	2,173
Reduction of interest and penalties	(59,937)	—
Accrued interest and penalties, end of the year	$—	59,937
The IRS is currently examining the Company's federal income tax returns for fiscal year 2021, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2015 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.
6. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2022	2021	2020
Numerator:
Net earnings attributable to Lennar	$4,614,125	4,430,111	2,465,036
Less: distributed earnings allocated to nonvested shares	4,471	2,690	1,658
Less: undistributed earnings allocated to nonvested shares	47,509	50,229	26,731
Numerator for basic earnings per share	4,562,145	4,377,192	2,436,647
Less: net amount attributable to noncontrolling interests in Rialto's Carried Interest Incentive Plan (1)	4,919	2,907	8,971
Numerator for diluted earnings per share	$4,557,226	4,374,285	2,427,676
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	289,824	306,612	309,406
Effect of dilutive securities:
Share-based payments	—	—	1
Denominator for diluted earnings per share - weighted average common shares outstanding	289,824	306,612	309,407
Basic earnings per share	$15.74	14.28	7.88
Diluted earnings per share	$15.72	14.27	7.85
(1)The amounts above relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received by the Lennar Other segment and the amount Lennar, as the parent company, is assumed to own.
For the years ended November 30, 2022, 2021 and 2020, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at November 30, 2022 and 2021, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2022		2021
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$45,636	45,647	44,582	44,594
Investments held-to-maturity	Level 3	143,251	143,208	157,808	184,495
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,047,294	3,993,242	4,652,338	5,046,721
Financial Services notes and other debts payable, net	Level 2	2,135,093	2,135,797	1,726,026	1,726,860
Multifamily notes payable, net	Level 2	16,749	16,749	—	—
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
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2022	2021
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,750,712	1,636,283
LMF Commercial loans held-for-sale	Level 3	25,599	68
Mortgage servicing rights	Level 3	3,463	2,492
Forward options	Level 1	9,473	—
Lennar Other:
Investments in equity securities	Level 1	212,981	906,539
Investments available-for-sale	Level 3	35,482	41,654

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	November 30,
	2022		2021
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,734,480	16,233	1,586,764	49,519
LMF Commercial loans held-for-sale	24,000	1,599	—	68
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
Financial Services residential loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of November 30, 2022 and 2021. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

November 30, 2022
Unobservable inputs
Mortgage prepayment rate	8%
Discount rate	13%
Delinquency rate	7%
Forward options - Fair value of forward options is based on independent quoted market prices for similar financial instruments. The fair value     of these are included in Financial Services' other assets and the Company recognizes the changes in the fair value of the premium paid as Financial Services' Revenue.
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gain (loss) from technology investments on the Company’s consolidated statements of operations and comprehensive income (loss).
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(33,287)	(14,449)	21,765
Mortgage loan commitments	43,695	(8,302)	12,774
Forward contracts	(48,790)	11,513	(9,805)
Forward options	(142)	—	—
Changes in fair value included in Lennar Other unrealized gain (loss) from technology investments:
Investments in equity securities	$(655,094)	510,802	—
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$1,464	(536)	(805)
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Years Ended November 30,
	2022		2021
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning of year	$2,492	68	2,113	193,588
Purchases/loan originations	353	740,345	584	774,905
Sales/loan originations sold, including those not settled	—	(715,933)	—	(931,023)
Disposals/settlements (1)	(404)	—	(1,365)	(35,837)
Changes in fair value (2)	1,022	1,599	1,160	(388)
Interest and principal paydowns	—	(480)	—	(1,177)
End of year	$3,463	25,599	2,492	68
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

	Years Ended November 30,
		2022			2021			2020
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$347,300	295,663	(51,637)	32,364	16,342	(16,022)	176,637	148,684	(27,953)
Land and land under development (2)	Level 3	183,737	126,135	(57,602)	35,775	26,841	(8,934)	182,137	92,355	(89,782)
Other assets (2)	Level 3	—	—	—	12,764	12,024	(740)	—	—	—
Investments in unconsolidated entities (2)	Level 3	1,454	—	(1,454)	—	—	—	—	—	—
(1)Represents losses due to valuation adjustments and deposit and acore write-offs recorded during the year.
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the year ended November 30, 2022, total losses, net, for land and land underdevelopment

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
included $47.9 million of deposit and pre-acquisition cost write-offs. Valuation adjustments related to investments in unconsolidated entities were included in equity in earnings (loss) from unconsolidated entities and/or Homebuilding other income (expense), net in the Company's consolidated statements of operations and comprehensive income for the years ended November 30, 2022, 2021 and 2020.
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory.
8. Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the year ended November 30, 2022 and based on the Company's evaluation, there were six entities that were consolidated and had a total combined assets of $134.8 million and an immaterial amount of liabilities. During the year ended November 30, 2022, there were four VIEs that deconsolidated that had total assets of $244.3 million and liabilities of $74.2 million.
The carrying amount of the Company's consolidated VIE's assets and non-recourse liabilities are disclosed in the footnote to the consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. The assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with the VIE’s lenders. Other than debt guarantee agreements with the VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

	November 30,
	2022		2021
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$586,935	718,719	107,323	301,619
Multifamily (2)	607,484	633,934	579,388	611,937
Financial Services (3)	143,251	143,251	157,808	157,808
Lennar Other (4)	55,952	55,952	12,680	12,680
	$1,393,622	1,551,856	857,199	1,084,044
(1)As of November 30, 2022 and 2021, the maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining $77.3 million and $106.1 million, respectively, commitment to fund capital in Upward America, and $52.7 million and $87.9 million, respectively, of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of November 30, 2022 and 2021, the maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV I and LMV II in addition to the investment also included to the remaining combined equity commitment of $19.3 million and $23.1 million as of November 30, 2022 and 2021, respectively, for future expenditures related to the construction and development of its projects.
(3)As of both November 30, 2022 and 2021, the maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)At November 30, 2022, the maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of November 30, 2022 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company’s exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

	November 30,
(In thousands)	2022	2021
Non-refundable option deposits and pre-acquisition costs	$1,990,946	1,228,057
Letters of credit in lieu of cash deposits under certain land and option contracts	163,942	175,937
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2022, the Company had $2.0 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
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

(Dollars in thousands)	November 30, 2022
Right-of-use assets	$149,966
Lease liabilities	$158,832
Weighted-average remaining lease term (in years)	7.9
Weighted-average discount rate	3.0%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2022 were as follows:

(In thousands)	Lease Payments
2023	$34,167
2024	28,672
2025	24,049
2026	18,753
2027 and thereafter	73,036
Total future minimum lease payments (1)	$178,677
Less: Interest (2)	19,845
Present value of lease liabilities (2)	$158,832
(1)Future minimum lease payments exclude variable lease costs and short-term lease costs, which were $23.0 million and $2.7 million, respectively.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of November 30, 2022, the Company recognized the lease liabilities on its consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense was as follows:

	Years Ended November 30,
(In thousands)	2022	2021	2020
Rental expense	$105,414	84,991	82,090
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For the years ended November 30, 2022 and 2021, the Company had an immaterial amount of sublease income.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.8 billion at November 30, 2022. Additionally, at November 30, 2022, the Company had outstanding surety bonds of $4.1 billion including performance surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2022, there were approximately $2.3 billion, or 55%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Since the 2008 housing downturn, there has been an industry-wide effort by purchasers to defray their losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's consolidated balance sheets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including both of our Co-CEOs and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2022. The effectiveness of our internal control over financial reporting as of November 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2022, of the Company and our report dated January 26, 2023 expressed an unqualified opinion on those financial statements.
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
January 26, 2023

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to each of our Co-Chief Executive Officers and Co-Presidents, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2023 (120 days after the end of our fiscal year).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2023 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2023 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2022:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	162,338	$100.00	13,438,078
Equity compensation plans not approved by stockholders	—	—	—
Total	162,338	$100.00	13,438,078
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2023 (120 days after the end of our fiscal year).
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2023 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)Documents filed as part of this Report.
1.The following financial statements are contained in Item 8:
2.The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Schedule II—Valuation and Qualifying Accounts	88
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

3.2	Bylaws of the Company, as amended effective September 28, 2022 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated September 28, 2022.

4.1	Description of Capital Stock - Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

4.2
Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as trustee - Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.3
Tenth Supplemental Indenture, dated as of April 28, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.750% Senior Notes due 2025 - Incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K, dated April 28, 2015.

4.4
Eleventh Supplemental Indenture, dated as of November 5, 2015, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.875% Senior Notes due 2023 - Incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, dated November 5, 2015.

4.5
Fourteenth Supplemental Indenture, dated as of April 28, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.50% Senior Notes due 2024 - Incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, dated April 28, 2017.

4.6
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027- Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.7
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

10.1*
Lennar Corporation 2016 Equity Incentive Plan (Amended and Restated Effective January 12, 2022) - Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 1, 2022.

10.2*
Lennar Corporation 2016 Incentive Compensation Plan, as Amended and Restated effective January 12, 2022 - Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

10.3
Eighth Amended and Restated Credit Agreement, dated as of May 23, 2022, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as issuing lender and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 23, 2022.

10.4
Eighth Amended and Restated Guarantee Agreement, dated as of May 23, 2022, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 23, 2022.

10.5
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee - Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 12, 2015.

10.6*
Form of 2020 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.7
Master Agreement, dated October 8, 2020, between AG Essential Housing Company 1, L.P. and Essential Housing Financing, LLC - Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

10.8*
Form of 2021 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 26, 2021.

10.9*
2022 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

10.10*
Form of 2022 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

10.11*
Amended and Restated 2022 Award Agreements under the Incentive Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.12*
Form of the Amended and Restated 2022 Award Agreement under the Equity Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.13*
Form of the 2022 Award Agreement for Performance Shares granted under the Equity Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

21**	List of subsidiaries.

22.1**	List of guarantor subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Rick Beckwitt.
31.2**	Rule 13a-14a/15d-14(a) Certification of Jonathan M. Jaffe.

31.3**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32**	Section 1350 Certifications of Rick Beckwitt, Jonathan M. Jaffe and Diane Bessette.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2022, filed on January 26, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104***	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2022 was formatted in iXBRL.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Included in Exhibit 101.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ RICK BECKWITT
Rick Beckwitt
Co-Chief Executive Officer, Co-President and Director
Date:	January 26, 2023

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer, Co-President and Director
Date:	January 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Rick Beckwitt	/S/ RICK BECKWITT
Co-Chief Executive Officer, Co-President and Director	Date:	January 26, 2023

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
Co-Chief Executive Officer, Co-President and Director	Date:	January 26, 2023

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 26, 2023

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 26, 2023

Directors:

Amy Banse	/S/ AMY BANSE
	Date:	January 26, 2023

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 26, 2023

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 26, 2023

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 26, 2023

Teri McClure	/S/ TERI MCCLURE
	Date:	January 26, 2023

Stuart Miller	/S/ STUART MILLER
	Date:	January 26, 2023

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 26, 2023

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 26, 2023

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2022, 2021 and 2020

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2022
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,531	145	(497)	—	2,179
Allowance for loan losses against loans receivable	$2,091	9,127	—	(88)	11,130
Allowance against net deferred tax assets	$2,693	784	—	(574)	2,903
Year ended November 30, 2021
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,394	79	59	(1)	2,531
Allowance for loan losses against loans receivable	$4,012	—	(31)	(1,890)	2,091
Allowance against net deferred tax assets	$4,411	—	(1,556)	(162)	2,693
Year ended November 30, 2020
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$3,379	661	(568)	(1,078)	2,394
Allowance for loan losses against loans receivable	$4,122	795	17	(922)	4,012
Allowance against net deferred tax assets	$4,341	70	—	—	4,411