Form 10-Q
period 2023-02-28
LENNAR CORP /NEW/
filed 2023-04-04
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 28, 2023:
Class A 253,773,163
Class B 35,627,560

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	February 28,	November 30,
	2023 (1)	2022 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$4,057,956	4,616,124
Restricted cash	22,504	23,046
Receivables, net	559,939	673,980
Inventories:
Finished homes and construction in progress	11,945,232	11,718,507
Land and land under development	7,459,185	7,382,273
Consolidated inventory not owned	2,223,469	2,331,231
Total inventories	21,627,886	21,432,011
Investments in unconsolidated entities	1,178,802	1,173,164
Goodwill	3,442,359	3,442,359
Other assets	1,412,654	1,323,478
	32,302,100	32,684,162
Financial Services	2,213,421	3,254,257
Multifamily	1,266,777	1,257,337
Lennar Other	790,856	788,539
Total assets	$36,573,154	37,984,295
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
As of February 28, 2023, total assets include $1.4 billion related to consolidated VIEs of which $31.1 million is included in Homebuilding cash and cash equivalents, $0.7 million in Homebuilding receivables, net, $59.0 million in Homebuilding finished homes and construction in progress, $742.4 million in Homebuilding land and land under development, $502.0 million in Homebuilding consolidated inventory not owned, $0.7 million in Homebuilding investments in unconsolidated entities, $21.1 million in Homebuilding other assets, $31.0 million in Multifamily assets and $6.8 million in Lennar Other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	February 28,	November 30,
	2023 (2)	2022 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,490,808	1,616,128
Liabilities related to consolidated inventory not owned	1,867,373	1,967,551
Senior notes and other debts payable, net	4,033,335	4,047,294
Other liabilities	2,937,472	3,347,673
	10,328,988	10,978,646
Financial Services	1,317,775	2,353,904
Multifamily	283,380	313,484
Lennar Other	87,724	97,894
Total liabilities	12,017,867	13,743,928
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2023 and November 30, 2022 - 400,000,000 shares; Issued: February 28, 2023 - 258,339,930 shares and November 30, 2022 - 256,084,147 shares	25,834	25,608
Class B common stock of $0.10 par value; Authorized: February 28, 2023 and November 30, 2022 - 90,000,000 shares; Issued: February 28, 2023 - 36,601,215 shares and November 30, 2022 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,503,789	5,417,796
Retained earnings	19,350,060	18,861,417
Treasury stock, at cost; February 28, 2023 - 4,566,767 shares of Class A common stock and 973,655 shares of Class B common stock; November 30, 2022 - 2,455,387 shares of Class A common stock and 419,860 shares of Class B common stock	(468,347)	(210,389)
Accumulated other comprehensive income	3,259	2,408
Total stockholders’ equity	24,418,255	24,100,500
Noncontrolling interests	137,032	139,867
Total equity	24,555,287	24,240,367
Total liabilities and equity	$36,573,154	37,984,295
(2)As of February 28, 2023, total liabilities include $580.0 million related to consolidated VIEs as to which there was no recourse against the Company, of which $64.4 million is included in Homebuilding accounts payable, $477.6 million in Homebuilding liabilities related to consolidated inventory not owned, $30.1 million in Homebuilding senior notes and other debts payable, $2.1 million in Homebuilding other liabilities, $3.7 million in Multifamily liabilities and $2.1 million in Lennar Other liabilities.
As of November 30, 2022, total liabilities include $620.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $66.9 million is included in Homebuilding accounts payable, $510.9 million in Homebuilding liabilities related to consolidated inventory not owned, $29.4 million in Homebuilding senior notes and other debt payable, $7.2 million in Homebuilding other liabilities, $3.8 million in Multifamily liabilities and $2.2 million in Lennar Other liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 28,
	2023	2022
Revenues:
Homebuilding	$6,156,305	5,752,205
Financial Services	182,981	176,701
Multifamily	143,523	267,359
Lennar Other	7,620	7,251
Total revenues	6,490,429	6,203,516
Costs and expenses:
Homebuilding	5,274,714	4,641,898
Financial Services	104,244	85,910
Multifamily	148,956	263,737
Lennar Other	6,476	5,407
Corporate general and administrative	126,106	113,661
Charitable foundation contribution	13,659	12,538
Total costs and expenses	5,674,155	5,123,151
Homebuilding equity in earnings (loss) from unconsolidated entities	3,186	(286)
Homebuilding other income (expense), net	22,062	(171)
Multifamily equity in earnings (loss) from unconsolidated entities and other gain	(16,168)	1,805
Lennar Other equity in loss from unconsolidated entities, other expense, net, and other gain	(16,947)	(9,808)
Lennar Other unrealized loss from technology investments	(23,954)	(395,170)
Earnings before income taxes	784,453	676,735
Provision for income taxes	(185,145)	(167,420)
Net earnings (including net earnings attributable to noncontrolling interests)	599,308	509,315
Less: Net earnings attributable to noncontrolling interests	2,774	5,734
Net earnings attributable to Lennar	$596,534	503,581
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$851	742
Reclassification adjustments for gain included in earnings, net of tax	—	2,285
Total other comprehensive income, net of tax	$851	3,027
Total comprehensive income attributable to Lennar	$597,385	506,608
Total comprehensive income attributable to noncontrolling interests	$2,774	5,734
Basic earnings per share	$2.06	1.70
Diluted earnings per share	$2.06	1.69

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2023	2022
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$599,308	509,315
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,305	20,089
Amortization of discount/premium on debt, net	(838)	(490)
Equity in loss from unconsolidated entities	31,187	9,752
Distributions of earnings from unconsolidated entities	4,623	4,822
Share-based compensation expense	86,558	81,457
Deferred income tax benefit	(81,940)	(54,032)
Loans held-for-sale unrealized loss	31,462	27,387
Lennar Other unrealized losses from technology investments	23,954	395,170
Valuation adjustments and write-offs of option deposits, pre-acquisition costs and other assets	25,846	11,509
Changes in assets and liabilities:
Decrease in receivables	602,757	380,502
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(177,705)	(1,913,634)
Increase in other assets	(8,139)	(49,968)
Decrease in loans held-for-sale	511,807	409,435
(Decrease) increase in accounts payable and other liabilities	(690,980)	96,455
Net cash provided by (used in) operating activities	978,205	(72,231)
Cash flows from investing activities:
Net additions of operating properties and equipment	(5,423)	(5,780)
Investments in and contributions to unconsolidated entities	(57,281)	(138,909)
Distributions of capital from unconsolidated entities	23,993	173,561
Proceeds from sale of commercial mortgage-backed securities bonds	—	9,191
Decrease in Financial Services loans held-for-investment, net	418	11,431
Purchases of investment securities	—	(71,269)
Proceeds from maturities/sales of investment securities	1,938	1,783
Net cash used in investing activities	$(36,355)	(19,992)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2023	2022
Cash flows from financing activities:
Net repayments under warehouse facilities	$(963,455)	(528,667)
Principal payments on notes payable and other borrowings	(26,621)	(18,776)
Proceeds from liabilities related to consolidated inventory not owned	70,369	199,483
Payments related to consolidated inventory not owned	(177,891)	(166,100)
Payments related to other liabilities, net	(1,257)	—
Receipts related to noncontrolling interests	2,497	6,984
Payments related to noncontrolling interests	(21,256)	(59,388)
Common stock:
Repurchases	(257,958)	(581,300)
Dividends	(107,891)	(110,122)
Net cash used in financing activities	(1,483,463)	(1,257,886)
Net decrease in cash and cash equivalents and restricted cash	(541,613)	(1,350,109)
Cash and cash equivalents and restricted cash at beginning of period	4,815,770	2,955,683
Cash and cash equivalents and restricted cash at end of period	$4,274,157	1,605,574
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,057,956	1,366,597
Financial Services	163,000	168,032
Multifamily	15,075	34,439
Lennar Other	6,825	2,757
Homebuilding restricted cash	22,504	27,025
Financial Services restricted cash	8,797	6,724
	$4,274,157	1,605,574
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories and other assets financed by sellers	$13,500	6,150
Non-cash contributions to unconsolidated entities	$120	124,864

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022. The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Form 10-K for the year ended November 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 28, 2023 and November 30, 2022 included $488.0 million and $1.0 billion, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During the three months ended February 28, 2023 and 2022, the Company granted employees 1.6 million and 1.4 million of nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024, with earlier adoption permitted. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform - Deferral of the Sunset Date of Topic 848," which defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on the Company's condensed consolidated financial statements.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	February 28, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,057,956	163,000	15,075	6,825	4,242,856
Restricted cash	22,504	8,797	—	—	31,301
Receivables, net (1)	559,939	329,331	110,696	—	999,966
Inventories	21,627,886	—	439,947	—	22,067,833
Loans held-for-sale (2)	—	1,233,466	—	—	1,233,466
Investments in equity securities (3)	—	—	—	367,369	367,369
Investments available-for-sale (4)	—	—	—	36,332	36,332
Loans held-for-investment, net	—	45,327	—	—	45,327
Investments held-to-maturity	—	141,854	—	—	141,854
Investments in unconsolidated entities	1,178,802	—	635,499	315,632	2,129,933
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,412,654	101,947	65,560	64,698	1,644,859
	$32,302,100	2,213,421	1,266,777	790,856	36,573,154
Liabilities:
Notes and other debts payable, net	$4,033,335	1,171,638	16,828	—	5,221,801
Accounts payable and other liabilities	6,295,653	146,137	266,552	87,724	6,796,066
	$10,328,988	1,317,775	283,380	87,724	12,017,867

(In thousands)	November 30, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,616,124	139,378	17,827	5,391	4,778,720
Restricted cash	23,046	14,004	—	—	37,050
Receivables, net (1)	673,980	826,163	114,134	—	1,614,277
Inventories	21,432,011	—	430,442	—	21,862,453
Loans held-for-sale (2)	—	1,776,311	—	—	1,776,311
Investments in equity securities (3)	—	—	—	391,026	391,026
Investments available-for-sale (4)	—	—	—	35,482	35,482
Loans held-for-investment, net	—	45,636	—	—	45,636
Investments held-to-maturity	—	143,251	—	—	143,251
Investments in unconsolidated entities	1,173,164	—	648,126	316,523	2,137,813
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,323,478	119,815	46,808	40,117	1,530,218
	$32,684,162	3,254,257	1,257,337	788,539	37,984,295
Liabilities:
Notes and other debts payable, net	$4,047,294	2,135,093	16,749	—	6,199,136
Accounts payable and other liabilities	6,931,352	218,811	296,735	97,894	7,544,792
	$10,978,646	2,353,904	313,484	97,894	13,743,928
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2023 and November 30, 2022, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $178.0 million without readily available fair values as of both February 28, 2023 and November 30, 2022, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Financial information relating to the Company’s segments was as follows:

	Three Months Ended February 28, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate and Unallocated	Total
Revenues	$6,156,305	182,981	143,523	7,620	—	6,490,429
Operating earnings (loss)	906,839	78,737	(21,601)	(39,757)	—	924,218
Corporate general and administrative expenses	—	—	—	—	126,106	126,106
Charitable foundation contribution	—	—	—	—	13,659	13,659
Earnings (loss) before income taxes	906,839	78,737	(21,601)	(39,757)	(139,765)	784,453

	Three Months Ended February 28, 2022
Revenues	$5,752,205	176,701	267,359	7,251	—	6,203,516
Operating earnings (loss)	1,109,850	90,791	5,427	(403,134)	—	802,934
Corporate general and administrative expenses	—	—	—	—	113,661	113,661
Charitable foundation contribution	—	—	—	—	12,538	12,538
Earnings (loss) before income taxes	1,109,850	90,791	5,427	(403,134)	(126,199)	676,735
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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

(In thousands)	East	Central	Texas	West	Other	Corporate and Unallocated	Total Homebuilding
February 28, 2023	$6,800,191	4,074,510	3,592,725	12,076,029	1,371,403	4,387,242	32,302,100
November 30, 2022	6,877,581	4,010,610	3,742,663	12,182,709	1,382,864	4,487,735	32,684,162
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended February 28, 2023
(In thousands)	East	Central	Texas	West	Other	Total Homebuilding
Revenues	$1,875,977	1,048,007	1,022,052	2,205,061	5,208	6,156,305
Operating earnings (loss)	424,196	130,522	125,319	230,500	(3,698)	906,839

	Three Months Ended February 28, 2022
Revenues	$1,670,186	1,109,272	812,619	2,150,798	9,330	5,752,205
Operating earnings (loss)	351,995	152,078	171,312	441,448	(6,983)	1,109,850

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
At February 28, 2023, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
May 2023	$200,000
August 2023	600,000
December 2023	500,000
Total - Residential facilities	$1,300,000
LMF Commercial facilities maturing
July 2023	$50,000
November 2023	100,000
December 2023	400,000
Total - LMF Commercial facilities	$550,000
Total	$1,850,000
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
Borrowings and collateral under the facilities and their prior year predecessors were as follows:

(In thousands)	February 28, 2023	November 30, 2022
Borrowings under the residential facilities	$1,028,283	1,877,411
Collateral under the residential facilities	1,064,394	1,950,155
Borrowings under the LMF Commercial facilities	11,397	124,399
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three months ended February 28, 2023 and 2022. Loan origination liabilities were $12.1 million and $11.8 million as of February 28, 2023 and November 30, 2022, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2023	2022
Originations (1)	$79,480	264,845
Sold	77,200	178,082
Securitizations	1	1
(1)During both the three months ended February 28, 2023 and 2022, all the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At February 28, 2023 and November 30, 2022, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three months ended February 28, 2023 or 2022. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	February 28, 2023	November 30, 2022
Carrying value	$141,854	143,251
Outstanding debt, net of debt issuance costs	131,959	133,283
Incurred interest rate	3.4%	3.4%

	February 28, 2023
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company has investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the value of the Company's share holdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (loss) from mark-to-market adjustments on the Company's technology investments:

	Three Months Ended
	February 28,
(In thousands)	2023	2022
Blend Labs (BLND)	$586	(7,442)
Hippo (HIPO)	6,632	(124,457)
Opendoor (OPEN)	(7,691)	(143,361)
SmartRent (SMRT)	1,305	(44,363)
Sonder (SOND)	(320)	(506)
Sunnova (NOVA)	(24,466)	(75,041)
Lennar Other unrealized losses from technology investments	$(23,954)	(395,170)
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of February 28, 2023, the Company owned approximately 25% of Doma.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	February 28, 2023	November 30, 2022
Investments in unconsolidated entities (1) (2)	$1,178,802	1,173,164
Underlying equity in unconsolidated entities' net assets (1)	1,524,006	1,504,315
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 28, 2023 and November 30, 2022, the carrying amount of the Company's investment was $395.3 million and $382.9 million, respectively.
As of February 28, 2023 and November 30, 2022, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $340.2 million and $333.6 million, respectively.
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
As of both February 28, 2023 and November 30, 2022, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 28, 2023, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2022.
In 2021, the Company formed the Upward America Venture LP ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of February 28, 2023 and November 30, 2022, the carrying amount of the Company's investment in Upward America was $34.3 million and $37.7 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2022. As of both February 28, 2023 and November 30, 2022, the fair value of the completion guarantees was immaterial. As of February 28, 2023 and November 30, 2022, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.2 billion and $1.0 billion, respectively.
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

	Three Months Ended
	February 28,
(In thousands)	2023	2022
General contractor services, net of deferrals	$125,402	117,263
General contractor costs	120,733	113,233
Land sales to joint ventures	—	131,553
Management fee income, net of deferrals	18,121	13,127
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1 billion in equity and Lennar's ownership percentage in the Fund is 4%. The Company currently has a $20.3 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund
Details of LMV I and LMV II as of and during the three months ended February 28, 2023 are included below:

	February 28, 2023
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$211,275	290,766
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,141,649
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	366,804
Lennar's remaining commitments (1)	3,635	14,196
Distributions to Lennar during the three months ended February 28, 2023	—	—
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds and investment vehicles totaled $177.7 million and $185.1 million as of February 28, 2023 and November 30, 2022, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds of $137.9 million and $131.5 million, as of February 28, 2023 and November 30, 2022, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 28, 2023 and 2022:

		Three Months Ended February 28, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408	18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	599,308	—	—	—	—	—	596,534	2,774
Employee stock and directors plans	(66,990)	226	—	(189)	(67,027)	—	—	—
Purchases of treasury stock	(190,931)	—	—	—	(190,931)	—	—	—
Amortization of restricted stock	86,558	—	—	86,558	—	—	—	—
Cash dividends	(107,891)	—	—	—	—	—	(107,891)	—
Receipts related to noncontrolling interests	2,497	—	—	—	—	—	—	2,497
Payments related to noncontrolling interests	(21,256)	—	—	—	—	—	—	(21,256)
Non-cash purchase or activity of noncontrolling interests, net	12,774	—	—	(376)	—	—	—	13,150
Total other comprehensive income, net of tax	851	—	—	—	—	851	—	—
Balance at February 28, 2023	$24,555,287	25,834	3,660	5,503,789	(468,347)	3,259	19,350,060	137,032

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended February 28, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)	14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	509,315	—	—	—	—	—	503,581	5,734
Employee stock and directors plans	(54,886)	193	—	(140)	(54,939)	—	—	—
Purchases of treasury stock	(526,361)	—	—	—	(526,361)	—	—	—
Amortization of restricted stock	81,457	—	—	81,457	—	—	—	—
Cash dividends	(110,122)	—	—	—	—	—	(110,122)	—
Receipts related to noncontrolling interests	6,984	—	—	—	—	—	—	6,984
Payments related to noncontrolling interests	(59,388)	—	—	—	—	—	—	(59,388)
Non-cash purchase or activity of noncontrolling interests, net	1,124	—	—	(34,057)	—	—	—	35,181
Total other comprehensive income, net of tax	3,027	—	—	—	—	3,027	—	—
Balance at February 28, 2022	$20,847,432	30,243	3,944	8,855,151	(3,290,748)	1,686	15,078,788	168,368
On February 10, 2023, the Company paid cash dividends of $0.375 per share on both its Class A and Class B common stock to holders of record at the close of business on January 27, 2023, as declared by its Board of Directors on January 12, 2023. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both its Class A and Class B common stock.
In March 2022, the Company's Board of Directors approved an authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The authorization was in addition to what was remaining of the October 2021 stock repurchase program. The following table represents the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended
	February 28,
	2023		2022
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	1,446,205	553,795	4,616,000	652,000
Total purchase price	$143,068	$46,105	$472,924	$53,331
Average price per share	$98.93	$83.25	$102.45	$81.80
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2023	2022
Provision for income taxes	$185,145	167,420
Effective tax rate (1)	23.7%	25.0%
(1)In the three months ended February 28, 2023, the Company's overall effective income tax rate was lower than in the three months ended February 28, 2022, primarily due to the reinstatement of the new energy efficient home credit as a result of the enactment of the Inflation Reduction Act during the third quarter of 2022. For both the three months ended February 28, 2023 and 2022, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net earnings attributable to Lennar	$596,534	503,581
Less: distributed earnings allocated to nonvested shares	724	780
Less: undistributed earnings allocated to nonvested shares	5,895	4,548
Numerator for basic earnings per share	589,915	498,253
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	1,038	1,798
Numerator for diluted earnings per share	$588,877	496,455
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	286,074	293,930
Denominator for diluted earnings per share - weighted average common shares outstanding	286,074	293,930
Basic earnings per share	$2.06	1.70
Diluted earnings per share	$2.06	1.69
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three months ended February 28, 2023 and 2022, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2023	November 30, 2022
4.875% senior notes due December 2023	$399,369	399,169
4.50% senior notes due 2024	649,156	648,975
5.875% senior notes due 2024	432,961	434,128
4.75% senior notes due 2025	499,003	498,892
5.25% senior notes due 2026	403,953	404,257
5.00% senior notes due 2027	351,645	351,741
4.75% senior notes due 2027	896,446	896,259
Mortgage notes on land and other debt	400,802	413,873
	$4,033,335	4,047,294
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $6.9 million and $7.6 million as of February 28, 2023 and November 30, 2022, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	February 28, 2023
Commitment - maturing in April 2024	$350,000
Commitment - maturing in May 2027	2,225,000
Total commitment	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2022. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2022. The Company's outstanding performance letters of credit and surety bonds are disclosed below:

(In thousands)	February 28, 2023	November 30, 2022
Performance letters of credit	$1,236,516	1,259,033
Financial letters of credit	457,117	503,659
Surety bonds	4,166,287	4,136,715
Anticipated future costs primarily for site improvements related to performance surety bonds	2,288,199	2,273,694
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. The terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2022.
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

	Three Months Ended
	February 28,
(In thousands)	2023	2022
Warranty reserve, beginning of the period	$418,017	377,021
Warranties issued	53,679	49,192
Adjustments to pre-existing warranties from changes in estimates (1)	(4,058)	4,724
Payments	(64,304)	(56,791)
Warranty reserve, end of period	$403,334	374,146
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2023 and 2022 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at February 28, 2023 and November 30, 2022, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 28, 2023		November 30, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$45,327	45,334	45,636	45,647
Investments held-to-maturity	Level 3	141,854	141,767	143,251	143,208
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,033,335	3,958,592	4,047,294	3,993,242
Financial Services notes and other debts payable, net	Level 2	1,171,638	1,172,302	2,135,093	2,135,797
Multifamily notes payable, net	Level 2	16,828	16,828	16,749	16,749
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 28, 2023	November 30, 2022
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,207,631	1,750,712
LMF Commercial loans held-for-sale	Level 3	25,835	25,599
Mortgage servicing rights	Level 3	3,450	3,463
Forward options	Level 1	$6,167	9,473
Lennar Other:
Investments in equity securities	Level 1	$189,324	212,981
Investments available-for-sale	Level 3	36,332	35,482

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	February 28, 2023		November 30, 2022
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,222,860	(15,229)	1,734,480	16,233
LMF Commercial loans held-for-sale	26,280	(445)	24,000	1,599
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 28, 2023 and November 30, 2022. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Form 10-K for the year ended November 30, 2022. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

Unobservable inputs	As of February 28, 2023	As of November 30, 2022
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	8%	7%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2023	2022
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(31,462)	(27,387)
Mortgage loan commitments	(48,844)	13,797
Forward contracts	91,509	9,900
Forward options	(852)	—
Changes in fair value included in Lennar Other unrealized loss from technology investments:
Investments in equity securities	$(23,954)	(395,170)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$851	742
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
The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 28,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	25,599	2,492	68
Purchases/loan originations	51	79,480	82	264,845
Sales/loan originations sold, including those not settled	—	(77,200)	—	(178,082)
Disposals/settlements	(63)	—	(159)	—
Changes in fair value (1)	(1)	(445)	378	(590)
Interest and principal paydowns	—	(1,599)	—	(446)
Ending balance	$3,450	25,835	2,793	85,795
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 28,
		2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$164,544	158,237	(6,307)	15,358	13,841	(1,517)
Land and land under development (2)	Level 3	39,616	23,142	(16,474)	20,752	10,760	(9,992)
Other assets (3)	Level 3	3,065	—	(3,065)	—	—	—
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the three months ended February 28, 2023, total losses, net, for land and land underdevelopment included $14.5 million of deposit and pre-acquisition cost write-offs.
(3)Valuation adjustments related to investments in unconsolidated entities were included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income for the three months ended February 28, 2023.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Form 10-K for the year ended November 30, 2022.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Three Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
February 28, 2023	1,210	27	—	$—	$—
February 28, 2022	1,199	5	—	—	—

(10)Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the three months ended February 28, 2023.
The carrying amount of the Company's consolidated VIEs' assets and non-recourse liabilities are disclosed in the footnote to the condensed consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. The assets held by a VIE are usually a collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with VIE’s lenders. Other than debt guarantee agreements with VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	February 28, 2023		November 30, 2022
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$637,253	720,432	586,935	718,719
Multifamily (2)	384,537	403,752	607,484	633,934
Financial Services (3)	141,854	141,854	143,251	143,251
Lennar Other (4)	63,349	63,349	55,952	55,952
	$1,226,993	1,329,387	1,393,622	1,551,856
(1)As of February 28, 2023 and November 30, 2022, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining $68.6 million and $77.3 million, respectively, commitment to fund capital in Upward America. In addition, as of February 28, 2023, there was recourse debt of a VIE of $10.5 million and as of November 30, 2022, there was $52.7 million of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of February 28, 2023 and November 30, 2022, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV 1 and LMV II in addition to the investment also included the remaining combined equity commitment of $14.2 million and $19.3 million as of February 28, 2023 and November 30, 2022, respectively, for future expenditures related to the construction and development of its projects. Decrease in exposure for the three months ended February 28, 2023 is primarily due to the removal of LMV I as the Fund does not expect to call for equity in the future. As a result, LMV I is not a VIE as of February 28, 2023.
(3)As of February 28, 2023 and November 30, 2022, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of February 28, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of February 28, 2023 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates third party land holding companies in which the Company holds option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these land holding companies. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land, it may need to consolidate the associated land holding company. Land under option included in consolidated inventory not owned which was consolidated as a result of the Company being deemed the primary beneficiary of land holding companies was immaterial as of February 28, 2023. Therefore, consolidated inventory not owned as of February 28, 2023 primarily consists of land related to land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future.
During the three months ended February 28, 2023, consolidated inventory not owned decreased by $107.8 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2023. The decrease was primarily due to an increase in homesite takedowns in the quarter. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of February 28, 2023. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(Dollars in thousands)	February 28, 2023	November 30, 2022
Non-refundable option deposits and pre-acquisition costs	$1,992,028	1,990,946
Letters of credit in lieu of cash deposits under certain land and option contracts	140,002	163,942
(11)Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints relating to homes sold by the Company arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements. From time to time, the Company is also a party to various lawsuits involving purchases and sales of real property. These lawsuits often include claims regarding representations and warranties made in connection with the transfer of properties and disputes regarding the obligation to purchase or sell properties.
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

(Dollars in thousands)	February 28, 2023	November 30, 2022
Right-of-use assets	$143,457	149,966
Lease liabilities	152,157	158,832
Weighted-average remaining lease term (in years)	7.8	7.9
Weighted-average discount rate	3.1%	3.0%
Future minimum payments under the noncancellable leases in effect at February 28, 2023 were as follows:

(In thousands)	Lease Payments
2023	$25,877
2024	28,766
2025	24,298
2026	18,948
2027	16,130
2027 and thereafter	56,957
Total future minimum lease payments (1)	$170,976
Less: Interest (2)	18,819
Present value of lease liabilities (2)	$152,157
(1)Total future minimum lease payments exclude variable lease costs of $22.7 million and short-term lease costs of $2.7 million.
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
The Company's rental expense on lease liabilities were as follows:

	Three Months Ended
	February 28,
(In thousands)	2023	2022
Rental expense	$26,904	25,641
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the three months ended February 28, 2023 and 2022, the Company had an immaterial amount of sublease income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, for our fiscal year ended November 30, 2022.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements contained herein may include opinions or beliefs regarding market conditions and similar matters. In many instances, those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigations or analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views or views that are necessarily shared by all who are involved in those industries or markets. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: an extended slowdown in some or all of the real estate markets in which we have significant homebuilding activity, including a slowdown in either the market for single family homes or the multifamily rental market; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; decreased demand for our homes or Multifamily rental properties; the impact of inflation or a higher interest rate environment; the effect of increased interest rates with regard to borrowings by the funds we manage on the willingness of those funds to invest in new projects; the effects of public health issues such as a major epidemic or pandemic that could have a negative impact on the economy and on our businesses; the duration, impact and severity of which is highly uncertain; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; reduced availability or increased cost of mortgage financing for homebuyers; increased interest rates or increased competition in the mortgage industry; reductions in the market value of our investments in public companies; our inability to successfully execute our strategies, including our land lighter strategy and our strategy to monetize noncore assets; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; increased competition for home sales from other sellers of new and resale homes; our inability to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; a decline in the value of our land inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; and our inability to refinance our debt on terms that are as favorable as our current arrangements.
Please see our Form 10-K for the fiscal year ended November 30, 2022 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Outlook
In these extraordinarily difficult and volatile market conditions, the Lennar team has focused on our strategies, and we have executed with precision. We ended the first quarter with stronger-than-expected revenues and deliveries, strong profitability and cash flow, a fortified balance sheet and strong liquidity. Very limited new home inventory exists, existing home supply has fallen as existing homeowners hold on to extremely low mortgage rates, and multifamily production is very limited. This, combined with the chronic housing production shortfall over the past decade, leaves the industry in what we believe will be a fairly short duration correction without an inventory overhang to resolve.
The homebuilding industry has been experiencing strong headwinds and equally strong tailwinds. The headwinds have been defined by Federal Reserve-driven interest rate increases to combat high inflation. The tailwinds have been defined by housing shortages across the country resulting from production deficits over the past decade. While potential homebuyers remain challenged by affordability concerns, they are adjusting to higher interest rates and opting to purchase their homes. The housing supply shortage, especially workforce housing, continues to drive customers to stretch their wallet as incentives and price reductions have worked to meet purchasers halfway. We believe the housing market is beginning to find a point of stabilization and customers, both primary and institutional, are coming to grips with the new normal of higher but acceptable interest rates.
We are seeing the kind of volatility that our core operating strategy has been built to endure. With volume and production as constants, we use margin as our volatility shock absorber. If market conditions deteriorate, we compromise margin through price reductions and increased incentives, but we generate strong cash flow. If conditions improve, we improve margins and bottom line while also generating strong cash flow. Our primary focus is on cash flow.
We have remained steadfast in our adherence to the six core strategies we adopted when the Fed began its tightening program approximately one year ago and we have added a seventh core strategy.
•We will continue to utilize our Dynamic Pricing Model in conjunction with our digital marketing platform to focus on selling homes at market-clearing prices and drive volume while building at a consistent pace to meet the needs of a supply-constrained housing market.
•We will work side-by-side with our trade partners to right-size our construction costs to current market conditions, while we re-establish cycle time at pre-supply chain crisis levels. We expect recently negotiated cost reductions to be reflected in our reported numbers in the back half of the year as cost reductions will improve lagging margins.
•We will continue to sharpen our attention on land and land acquisitions by relentlessly focusing on protecting cash and only purchasing land that delivers the next strong margin at today’s market pricing. We recognized early on that land would be expensive relative to reduced prices, and therefore, we reconsidered every land deal in our pipeline very early on and either walked from deposits or renegotiated terms and price to today’s market standards.
•We will manage our operating costs and reduce our S,G&A expense so that even at lower gross margins, we will drive a strong net margin. We have been improving our S,G&A leverage over the past years quarter-by-quarter to new record lows and many of those changes, though not all, are hardwired. Nevertheless, as average sales prices come down, the percentages won't hold without corresponding additional cuts. We also know that in more difficult times, there will be upward pressure on some of our sales, marketing and realtor costs in order to find purchasers and drive new sales.
•We will maintain tight inventory control. Inventory has remained flat as opposed to being lower year-over-year as one might expect, because of expanded cycle time due to the supply chain disruption. We expect to bring down our cycle time over the next few quarters. This will free up a significant amount of cash that currently is tied up in the increased inventory dollars related to homes under construction.
•We will continue to focus on our cash flow and bottom line to protect and enhance our already strong balance sheet. Although bottom line profitability will be compressed year-over-year as prices and margins are impacted in a correcting market, our balance sheet and our cash position will continue to improve. This will give us the flexibility to be opportunistic as market conditions stabilize as well as to undertake stock repurchases and debt reductions that improve total shareholder returns and return on equity.
•We have added an additional core strategy since last quarter-end. This is the strategy of continuous improvement throughout the company. We have created continuous improvement metrics for every leader in our company with a direct tie to performance measurement and bonus structure. We believe focusing on continuous improvement as a core strategy will help us continue to reach higher and drive harder to be the best version of ourselves.
We believe 2023 is going to be complicated and volatile as the Federal Reserve and Federal Government try to minimize the consequences of aggressive interest rate hikes. There is no way to anticipate with certainty what comes next, however, we have a plan to navigate the uncertainties of 2023 with a focus on maintaining volume, maximizing margin, managing inventories, driving cash flow, managing land ownership and land spend and further enhancing our balance sheet in spite of the challenging market conditions. While we're prepared for volatility and adversity along the way, we will focus on our core operating strategies as the way to perform as expected.

Accordingly, we are not providing the targeted guidance about our future performance that we provided in the past. Instead, we are providing broad ranges to give some boundaries for various components of our expected results for the second quarter of 2023 and full year 2023. We expect our new orders for the second quarter of 2023 to be in the range of 16,000 and 17,000. We expect our second quarter deliveries to be between 15,000 and 16,000 homes with a gross margin between 21.0% and 21.5%. We expect our S,G&A expenses as a percentage of home sale revenues will be between 7.2% and 7.4% but that percentage will adjust based on deliveries and homebuilding revenue. We expect our second quarter ending community count to be flat to slightly up year over year as we walked away from deals that would have produced new active communities, but no longer meet our margin expectations under current market conditions. Our second quarter average sales price should be in the range of $435,000 to $445,000 as we continue to price to market. Additionally, we are targeting delivery volume for the full year 2023 to be between 62,000 and 66,000 homes as we drive volume, pick up market share and build margins back up through reconciliation of construction and land costs while carefully managing S,G&A expenses.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $596.5 million, or $2.06 per diluted share, in the first quarter of 2023, compared to net earnings attributable to Lennar of $503.6 million, or $1.69 per diluted share, in the first quarter of 2022. Excluding mark-to-market losses on technology investments in both years, first quarter net earnings attributable to Lennar in 2023 were $614.8 million or $2.12 per diluted share, compared to first quarter net earnings attributable to Lennar in 2022 of $800.2 million or $2.70 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended February 28, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,093,827	—	—	—	—	6,093,827
Sales of land	9,718	—	—	—	—	9,718
Other revenues	52,760	182,981	143,523	7,620	—	386,884
Total revenues	6,156,305	182,981	143,523	7,620	—	6,490,429
Costs and expenses:
Costs of homes sold	4,802,843	—	—	—	—	4,802,843
Costs of land sold	22,077	—	—	—	—	22,077
Selling, general and administrative expenses	449,794	—	—	—	—	449,794
Other costs and expenses	—	104,244	148,956	6,476	—	259,676
Total costs and expenses	5,274,714	104,244	148,956	6,476	—	5,534,390
Equity in earnings (loss) from unconsolidated entities, Multifamily other gain and Lennar Other other expense, net, and other gain	3,186	—	(16,168)	(16,947)	—	(29,929)
Homebuilding other income, net	22,062	—	—	—	—	22,062
Lennar Other unrealized losses from technology investments	—	—	—	(23,954)	—	(23,954)
Operating earnings (loss)	$906,839	78,737	(21,601)	(39,757)	—	924,218
Corporate general and administrative expenses	—	—	—	—	126,106	126,106
Charitable foundation contribution	—	—	—	—	13,659	13,659
Earnings (loss) before income taxes	$906,839	78,737	(21,601)	(39,757)	(139,765)	784,453

	Three Months Ended February 28, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$5,721,757	—	—	—	—	5,721,757
Sales of land	23,967	—	—	—	—	23,967
Other revenues	6,481	176,701	267,359	7,251	—	457,792
Total revenues	5,752,205	176,701	267,359	7,251	—	6,203,516
Costs and expenses:
Costs of homes sold	4,184,864	—	—	—	—	4,184,864
Costs of land sold	28,556	—	—	—	—	28,556
Selling, general and administrative expenses	428,478	—	—	—	—	428,478
Other costs and expenses	—	85,910	263,737	5,407	—	355,054
Total costs and expenses	4,641,898	85,910	263,737	5,407	—	4,996,952
Equity in earnings (loss) from unconsolidated entities, Multifamily other loss and Lennar Other other income (expense), net, and other gain (loss)	(286)	—	1,805	(9,808)	—	(8,289)
Homebuilding other expense, net	(171)	—	—	—	—	(171)
Lennar Other unrealized gains from technology investments	—	—	—	(395,170)	—	(395,170)
Operating earnings (loss)	$1,109,850	90,791	5,427	(403,134)	—	802,934
Corporate general and administrative expenses	—	—	—	—	113,661	113,661
Charitable foundation contribution	—	—	—	—	12,538	12,538
Earnings (loss) before income taxes	$1,109,850	90,791	5,427	(403,134)	(126,199)	676,735

Three Months Ended February 28, 2023 versus Three Months Ended February 28, 2022
Revenues from home sales increased 7% in the first quarter of 2023 to $6.1 billion from $5.7 billion in the first quarter of 2022. Revenues were higher primarily due to a 9% increase in the number of home deliveries to 13,659 homes from 12,538 homes in the first quarter of 2022. The average sales price of homes delivered was $448,000 in the first quarter of 2023, compared to $457,000 in the first quarter of 2022. The decrease in average sales price of homes delivered in the first quarter of 2023 compared to the same period last year was primarily due to pricing to market and product mix as a larger percentage of deliveries occurred in our Texas segment.
Gross margins on home sales were $1.3 billion, or 21.2%, in the first quarter of 2023, compared to $1.5 billion, or 26.9%, in the first quarter of 2022. During the first quarter of 2023, gross margin decreased because revenues per square foot were flat year over year as we priced homes to market while costs per square foot increased primarily due to higher materials and labor costs. In addition, land costs increased year over year.
Selling, general and administrative expenses were $449.8 million in the first quarter of 2023, compared to $428.5 million in the first quarter of 2022. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 7.4% in the first quarter of 2023, from 7.5% in the first quarter of 2022 as we focused on improving our leverage combined with the benefits of our technology efforts.
Operating earnings for our Financial Services segment were $78.7 million ($78.2 million net of noncontrolling interests) in the first quarter of 2023, compared to $90.5 million, in the first quarter of 2022. The decrease in operating earnings was primarily due to a lower profit per loan in our mortgage business as a result of lower lock volume.
Operating loss for our Multifamily segment was $21.6 million in the first quarter of 2023, compared to operating earnings of $5.4 million in the first quarter of 2022. Operating loss for our Lennar Other segment was $39.8 million ($41.2 million net of noncontrolling interests) in the first quarter of 2023, compared to operating loss of $403.1 million in the first quarter of 2022. Lennar Other operating loss in the first quarter of both 2023 and 2022 was primarily due to unrealized mark-to-market losses on our publicly traded technology investments.
For the three months ended February 28, 2023 and 2022, we had a tax provision of $185.1 million and $167.4 million, respectively, which resulted in an overall effective income tax rate of 23.7% and 25.0%, respectively. In the three months ended February 28, 2023, our overall effective income tax rate was lower than last year primarily due to the reinstatement of the new energy efficient home credit as a result of the enactment of the Inflation Reduction Act during the third quarter of 2022.

Homebuilding Segments
At February 28, 2023, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 28, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,858,048	1,331,478	28.3%	373,632	(2,384)	20,163	3,248	29,537	424,196
Central	1,023,619	827,712	19.1%	109,020	1,862	18,941	688	11	130,522
Texas	1,016,973	817,645	19.6%	126,576	(2,051)	3,709	—	(2,915)	125,319
West	2,194,022	1,823,087	16.9%	238,477	(9,786)	5,904	(152)	(3,943)	230,500
Other (2)	1,165	2,921	(150.7)%	(6,515)	—	4,043	(598)	(628)	(3,698)
Totals	$6,093,827	4,802,843	21.2%	841,190	(12,359)	52,760	3,186	22,062	906,839

	Three Months Ended February 28, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,662,991	1,176,553	29.3%	351,554	(5,674)	797	(1,358)	6,676	351,995
Central	1,105,929	870,611	21.3%	150,375	1,619	234	129	(279)	152,078
Texas	805,630	573,842	28.8%	169,941	2,398	242	—	(1,269)	171,312
West	2,142,204	1,557,737	27.3%	444,524	(839)	881	136	(3,254)	441,448
Other (2)	5,003	6,121	(22.3)%	(7,979)	(2,093)	4,327	807	(2,045)	(6,983)
Totals	$5,721,757	4,184,864	26.9%	1,108,415	(4,589)	6,481	(286)	(171)	1,109,850
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2023	2022	2023	2022	2023	2022
East	4,295	4,082	$1,889,721	1,672,372	$440,000	410,000
Central	2,300	2,521	1,023,619	1,105,929	445,000	439,000
Texas	3,421	2,537	1,016,973	805,630	297,000	318,000
West	3,642	3,392	2,194,022	2,142,204	602,000	632,000
Other	1	6	1,165	5,003	1,165,000	834,000
Total	13,659	12,538	$6,125,500	5,731,138	$448,000	457,000
Of the total homes delivered listed above, 63 homes with a dollar value of $31.7 million and an average sales price of $503,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2023, compared to 25 home deliveries with a dollar value of $9.4 million and an average sales price of $375,000 for the three months ended February 28, 2022.

Sales Incentives (1):

	Three Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28,		February 28,
	2023	2022	2023	2022
East	$32,400	6,700	6.9%	1.6%
Central	38,400	7,100	8.0%	1.6%
Texas	67,400	13,700	18.5%	4.1%
West	63,900	8,100	9.6%	1.3%
Other	85,000	83,400	6.8%	9.1%
Total	$50,700	8,600	10.2%	1.9%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,		February 28,
	2023	2022	2023	2022	2023	2022	2023	2022
East	346	347	4,277	4,910	$1,851,896	2,133,056	$433,000	434,000
Central	293	298	2,305	3,112	970,098	1,402,138	421,000	451,000
Texas	219	216	3,142	2,766	879,456	921,785	280,000	333,000
West	356	340	4,465	4,954	2,708,326	3,335,932	607,000	673,000
Other	3	3	5	5	3,686	4,628	737,000	926,000
Total	1,217	1,204	14,194	15,747	$6,413,462	7,797,539	$452,000	495,000
Of the total homes listed above, 97 homes with a dollar value of $38.3 million and an average sales price of $394,000 represent homes in seven active communities from unconsolidated entities for the three months ended February 28, 2023, compared to 44 homes with a dollar value of $17.3 million and an average sales price of $393,000 in four active communities for the three months ended February 28, 2022.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2023 and 2022.

We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended
	February 28,
	2023	2022
East	23%	7%
Central	29%	7%
Texas	24%	19%
West	13%	10%
Other	17%	79%
Total	22%	10%
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28,		February 28,		February 28,
	2023	2022	2023	2022	2023	2022
East	8,687	9,115	$3,782,500	4,041,347	$435,000	443,000
Central	4,030	5,695	1,801,908	2,617,383	447,000	460,000
Texas	2,418	4,495	699,567	1,569,424	289,000	349,000
West	4,263	8,027	2,740,782	5,328,890	643,000	664,000
Other	5	3	3,685	3,567	737,000	1,189,000
Total	19,403	27,335	$9,028,442	13,560,611	$465,000	496,000
Of the total homes in backlog listed above, 200 homes with a backlog dollar value of $84.4 million and an average sales price of $422,000 represent the backlog from unconsolidated entities at February 28, 2023, compared to 98 homes with a backlog dollar value of $36.6 million and an average sales price of $373,000 at February 28, 2022.
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
Three Months Ended February 28, 2023 versus Three Months Ended February 28, 2022
Homebuilding East: Revenues from home sales increased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered was primarily due to product mix. In the first quarter of 2023, an increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs, thus gross margin percentage of home deliveries decreased year over year.
Homebuilding Central: Revenues from home sales decreased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decrease in the number of home deliveries in all the states in the segment except in Illinois, Indiana, North Carolina and Tennessee while the average sales price of homes delivered increased in all the states in the segment except in North Carolina and Virginia. The decrease in the number of home deliveries in Georgia, Maryland, Minnesota and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the number of home deliveries in Illinois, Indiana, North Carolina and Tennessee was primarily due to an increase in the number of deliveries per active community. The increase in the average sales price of homes delivered in all the states in the segment except in North Carolina and Virginia was primarily due to product mix. The decrease in the average sales price of homes delivered in North Carolina and Virginia was primarily due to pricing to market and product mix. In the first quarter of 2023, a slight increase in revenues per square foot was offset by an increase in costs per square foot primarily due to higher materials and labor costs, thus gross margin percentage of home deliveries decreased year over year.
Homebuilding Texas: Revenues from home sales increased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in the number of home deliveries which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the first quarter of 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding West: Revenues from home sales increased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Utah, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Utah and Washington. The increase in the number of home deliveries in all the states in the segment except in Utah was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Utah was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities as a result of supply chain disruptions. The increase in the average sales price of homes delivered in Utah and Washington was primarily due to product mix. The decrease in the average sales price of homes delivered in other states of the segment was primarily due to pricing to market and product mix. In the first quarter of 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended
	February 28,
(Dollars in thousands)	2023	2022
Dollar value of mortgages originated	$3,154,000	2,760,000
Number of mortgages originated	8,500	7,400
Mortgage capture rate of Lennar homebuyers	78%	74%
Number of title and closing service transactions	14,200	13,700
At February 28, 2023 and November 30, 2022, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $141.9 million and $143.3 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	February 28, 2023	November 30, 2022
Multifamily investments in unconsolidated entities	$635,499	648,126
Lennar's net investment in Multifamily	975,420	935,961

Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At February 28, 2023 and November 30, 2022, we had $790.9 million and $788.5 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $315.6 million and $316.5 million, respectively. The investments in equity securities of Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder"), and Sunnova Energy International, Inc. ("Sunnova") are carried at market and will therefore change depending on the market value of our share holdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gains (loss) from mark-to-market adjustments on our technology investments:

	Three Months Ended
	February 28,
(In thousands)	2023	2022
Blend Labs (BLND)	$586	(7,442)
Hippo (HIPO)	6,632	(124,457)
Opendoor (OPEN)	(7,691)	(143,361)
SmartRent (SMRT)	1,305	(44,363)
Sonder (SOND)	(320)	(506)
Sunnova (NOVA)	(24,466)	(75,041)
Lennar Other unrealized losses from technology investments	(23,954)	(395,170)
(2) Financial Condition and Capital Resources
At February 28, 2023, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $4.3 billion, compared to $4.8 billion at November 30, 2022 and $1.6 billion at February 28, 2022.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At February 28, 2023, we had $4.1 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby providing approximately $6.7 billion of available capacity.
Operating Cash Flow Activities
During the three months ended February 28, 2023 and 2022, cash provided by (used in) operating activities totaled $978 million and ($72) million, respectively. During the three months ended February 28, 2023, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $512 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $603 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $178 million and a decrease in accounts payable and other liabilities of $691 million.
During the three months ended February 28, 2022, cash used in operating activities was impacted primarily by an increase in inventories due to strategic land purchases, land development and construction costs of $1.9 billion and increase in other assets of $50 million. This was partially offset by our net earnings, excluding Lennar Other unrealized mark-to-market loss of $395 million on our publicly traded technology investments, a decrease in receivables of $381 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid. In addition, there was a decrease in loans held-for-sale of $409 million primarily related to the sale of loans originated by our Financial Services segment and an increase in accounts payable and other liabilities of $96 million.
Investing Cash Flow Activities
During the three months ended February 28, 2023 and 2022, cash used in investing activities totaled $36 million and $20 million, respectively. During the three months ended February 28, 2023, our cash used in investing activities was primarily due to cash contributions of $57 million to unconsolidated entities, which included (1) $25 million to Homebuilding unconsolidated entities, (2) $25 million to Lennar other unconsolidated entities and (3) $7 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $24 million, which primarily included (1) $17 million from Homebuilding unconsolidated entities, and (2) $7 million from our Lennar Other unconsolidated entities.
During the three months ended February 28, 2022, our cash used in investing activities was primarily due to cash contributions of $139 million to unconsolidated entities, which included (1) $98 million to Homebuilding unconsolidated entities, (2) $37 million to Lennar Other unconsolidated entities, and (3) $4 million to Multifamily unconsolidated entities. In addition, we also had $71 million of purchases of investment securities related to our publicly traded technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $174 million, which primarily included (1) $119 million from Multifamily unconsolidated entities, (2) $17 million from Homebuilding unconsolidated entities, and (3) $38 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During the three months ended February 28, 2023 and 2022, cash used in financing activities totaled $1.5 billion and $1.3 billion, respectively. During the three months ended February 28, 2023, cash used in financing activities was primarily due to (1) $963 million of net repayments under our Financial Services' warehouse facilities; (2) $258 million of repurchases of our common stock, which included $191 million of repurchases under our repurchase program and $67 million of repurchases related to our equity compensation plan; (3) $108 million of dividend payments; and (5) $108 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the three months ended February 28, 2022, cash used in financing activities was primarily due to (1) $528.7 million of net repayments under our Financial Services' warehouse facilities, which included the LMF Commercial warehouse repurchase facilities; (2) $581.3 million of repurchases of our common stock, which included $526.4 million of repurchases under our repurchase program and $54.9 million of repurchases related to our equity compensation plan; and (3) $110 million of dividend payments. These were partially offset by $33 million of net proceeds from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2023	November 30, 2022	February 28, 2022
Homebuilding debt	$4,033,335	4,047,294	4,639,222
Stockholders’ equity	24,418,255	24,100,500	20,679,064
Total capital	$28,451,590	28,147,794	25,318,286
Homebuilding debt to total capital	14.2%	14.4%	18.3%
Homebuilding debt	$4,033,335	4,047,294	4,639,222
Less: Homebuilding cash and cash equivalents	4,057,956	4,616,124	1,366,597
Net Homebuilding debt	$(24,621)	(568,830)	3,272,625
Net Homebuilding debt to total capital (1)	(0.1)%	(2.4)%	13.7%
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
At February 28, 2023, Homebuilding debt to total capital was lower compared to both November 30, 2022 and February 28, 2022, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns, partially offset by share repurchases.
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
Subject to market conditions, we intend to spin off our Multifamily and single family home for rent asset management businesses, together with some investment assets, by transferring them to a newly formed subsidiary, Quarterra Group, Inc. ("Quarterra"), and distributing the stock of that subsidiary to our stockholders. That will make us more of a pure homebuilding and financial services company. At this time, we have deferred this transaction due to current market conditions.

Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2023	2022
Homebuilding average debt outstanding	$4,054,756	$4,885,046
Average interest rate	4.9%	4.7%
Interest incurred	$49,577	59,933
The maximum available borrowings on our unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	February 28, 2023
Commitment - maturing in April 2024	$350,000
Commitment - maturing in May 2027	2,225,000
Total commitment	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Form 10-K for the year ended November 30, 2022. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of February 28, 2023. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of February 28, 2023:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2023
Minimum net worth test	$12,314,416	18,093,690
Maximum leverage ratio	65.0%	1.8%
Liquidity test	1.00	36.28
Financial Services Warehouse Facilities
Our Financial Services segment uses the residential warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan origination and securitization activities and were secured by up to 80% interests in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of the October 2021 stock repurchase program. The details of our Class A and Class B common stock repurchases under the authorized repurchase programs for the three months ended February 28, 2023 and 2022 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 28, 2023, treasury shares increased 2.7 million shares primarily due to our repurchase of 2.0 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 28, 2022, treasury shares increased 5.9 million shares primarily due to our repurchase of 5.3 million shares of Class A and Class B common stock through our stock repurchase program.
On February 10, 2023, we paid cash dividends of $0.375 per share on both our Class A and Class B common stock to holders of record at the close of business on January 27, 2023, as declared by our Board of Directors on January 12, 2023. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both our Class A and Class B common stock.

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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2023 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 28, 2023 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	February 28, 2023	November 30, 2022
Due from non-guarantor subsidiaries	$18,605,868	17,959,091
Equity method investments	1,096,347	1,090,831
Total assets	41,171,388	40,929,435
Total liabilities	9,839,178	10,455,359

Three Months Ended
(In thousands)	February 28, 2023
Total revenues	$6,070,975
Operating earnings	884,867
Earnings before income taxes	748,210
Net earnings attributable to Lennar	570,569
Off-Balance Sheet Arrangements
We regularly monitor the results of both our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with applicable debt covenants at February 28, 2023.
Homebuilding: Investments in Unconsolidated Entities
As of February 28, 2023, we had equity investments in 48 active homebuilding and land unconsolidated entities (of which 4 had recourse debt, 15 had non-recourse debt and 29 had no debt) compared to 48 active homebuilding and land unconsolidated entities at November 30, 2022. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of February 28, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Bank debt without recourse to Lennar	$1,390,220	156,069	393,883	726,236	114,032	—
Land seller and other debt without recourse to Lennar	10,442	—	—	—	10,442	—
Maximum recourse debt exposure to Lennar	10,529	—	—	—	10,529	—
Debt issuance costs	(18,496)	—	—	—	—	(18,496)
Total	$1,392,695	156,069	393,883	726,236	135,003	(18,496)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
Multifamily: Investments in Unconsolidated Entities
At February 28, 2023, Multifamily had equity investments in 23 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 5 had no debt), compared to 23 active unconsolidated entities at November 30, 2022. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 28, 2023 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Debt without recourse to Lennar	$4,504,618	1,073,145	1,271,368	1,128,171	1,031,934	—
Debt issuance costs	(24,886)	—	—	—	—	(24,886)
Total	$4,479,732	1,073,145	1,271,368	1,128,171	1,031,934	(24,886)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as revenues. Our investment in the Rialto funds and investment vehicles totaled $177.7 million and $185.1 million as of February 28, 2023 and November 30, 2022, respectively.
As of February 28, 2023 and November 30, 2022, we had strategic technology investments in unconsolidated entities of $137.9 million and $131.5 million, respectively. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned (excluding homes in inventory) and homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites):

				Years of
February 28, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	85,271	38,542	123,813
Central	38,662	27,475	66,137
Texas	74,548	29,650	104,198
West	59,472	27,402	86,874
Other	5,758	1,891	7,649
Total homesites	263,711	124,960	388,671	1.9
% of total homesites	68%	32%

				Years of
February 28, 2022	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	97,731	46,949	144,680
Central	34,465	34,503	68,968
Texas	78,031	37,790	115,821
West	62,889	39,447	102,336
Other	5,758	1,891	7,649
Total homesites	278,874	160,580	439,454	2.7
% of total homesites	63%	37%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. There were no outstanding borrowings under our Credit Facility as of February 28, 2023.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2023 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of February 28, 2023, we had no outstanding borrowings under our Credit Facility.
As of February 28, 2023, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.0 billion under residential facilities and $11.4 million under LMF Commercial facilities.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2023

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2023	2024	2025	2026	2027	2028	Thereafter	Total	2023
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$73.7	1,506.1	679.2	448.2	1,275.7	4.0	38.9	4,025.8	3,958.6
Average interest rate	2.8%	5.0%	4.7%	5.2%	4.8%	3.0%	6.6%	4.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	132.0	132.0	132.6
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,039.6	—	—	—	—	—	—	1,039.6	1,039.7
Average interest rate	6.4%	—	—	—	—	—	—	6.4%	—
Multifamily:
Notes payable:
Fixed rate	$13.5	—	—	—	—	—	—	13.5	13.5
Average interest rate	0.0%	—	—	—	—	—	—	0.0%	—
Variable rate	$—	3.3	—	—	—	—	—	3.3	3.3
Average interest rate	—	3.6%	—	—	—	—	—	3.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2022.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are party to various claims and lawsuits relating to homes we sold which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in a number of cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers or indemnity contributions from subcontractors. From time to time, we are also a party to lawsuits involving purchases and sales of real property. These lawsuits often include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.
We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2022, other than the impact of inflation and increased interest rates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2023:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2022	100,170	$87.05	100,000	25,504,347
January 1 to January 31, 2023	887,999	$91.53	887,999	24,616,348
February 1 to February 28, 2023	1,656,738	$98.17	1,012,001	23,604,347
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of the October 2021 stock repurchase program.
Items 3 - 5. Not Applicable

Item 6. Exhibits

10.1*
2023 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

10.2*
Form of 2023 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

31.1**	Rule 13a-14(a) certification by Rick Beckwitt.
31.2**	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3**	Rule 13a-14(a) certification by Diane Bessette.
32.**	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.**	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, filed on April 4, 2023, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104***	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement
** Filed herewith.
*** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 4, 2023	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	April 4, 2023	/s/ David Collins
David Collins
Vice President and Controller