Form 10-Q
period 2023-05-31
LENNAR CORP /NEW/
filed 2023-06-30
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2023:
Class A 252,525,505
Class B 34,897,241

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	May 31,	November 30,
	2023 (1)	2022 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$4,004,679	4,616,124
Restricted cash	19,000	23,046
Receivables, net	619,720	673,980
Inventories:
Finished homes and construction in progress	12,190,243	11,718,507
Land and land under development	7,114,082	7,382,273
Consolidated inventory not owned	2,382,495	2,331,231
Total inventories	21,686,820	21,432,011
Investments in unconsolidated entities	1,137,189	1,173,164
Goodwill	3,442,359	3,442,359
Other assets	1,582,299	1,323,478
	32,492,066	32,684,162
Financial Services	2,264,658	3,254,257
Multifamily	1,309,548	1,257,337
Lennar Other	791,415	788,539
Total assets	$36,857,687	37,984,295
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
As of May 31, 2023, total assets include $1.6 billion related to consolidated VIEs of which $30.6 million is included in Homebuilding cash and cash equivalents, $0.3 million in Homebuilding receivables, net, $59.0 million in Homebuilding finished homes and construction in progress, $779.1 million in Homebuilding land and land under development, $622.4 million in Homebuilding consolidated inventory not owned, $0.5 million in Homebuilding investments in unconsolidated entities, $23.5 million in Homebuilding other assets, $34.4 million in Multifamily assets and $6.9 million in Lennar Other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	May 31,	November 30,
	2023 (2)	2022 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,700,895	1,616,128
Liabilities related to consolidated inventory not owned	2,014,506	1,967,551
Senior notes and other debts payable, net	3,852,258	4,047,294
Other liabilities	2,433,038	3,347,673
	10,000,697	10,978,646
Financial Services	1,311,928	2,353,904
Multifamily	298,523	313,484
Lennar Other	85,420	97,894
Total liabilities	11,696,568	13,743,928
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2023 and November 30, 2022 - 400,000,000 shares; Issued: May 31, 2023 - 258,433,210 shares and November 30, 2022 - 256,084,147 shares	25,843	25,608
Class B common stock of $0.10 par value; Authorized: May 31, 2023 and November 30, 2022 - 90,000,000 shares; Issued: May 31, 2023 - 36,601,215 shares and November 30, 2022 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,546,128	5,417,796
Retained earnings	20,111,368	18,861,417
Treasury stock, at cost; May 31, 2023 - 5,907,705 shares of Class A common stock and 1,703,974 shares of Class B common stock; November 30, 2022 - 2,455,387 shares of Class A common stock and 419,860 shares of Class B common stock	(675,686)	(210,389)
Accumulated other comprehensive income	3,832	2,408
Total stockholders’ equity	25,015,145	24,100,500
Noncontrolling interests	145,974	139,867
Total equity	25,161,119	24,240,367
Total liabilities and equity	$36,857,687	37,984,295
(2)As of May 31, 2023, total liabilities include $715.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $85.6 million is included in Homebuilding accounts payable, $597.9 million in Homebuilding liabilities related to consolidated inventory not owned, $25.9 million in Homebuilding senior notes and other debts payable, $3.9 million in Multifamily liabilities and $2.0 million in Lennar Other liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Revenues:
Homebuilding	$7,670,017	7,977,982	13,826,322	13,730,187
Financial Services	222,979	200,166	405,960	376,867
Multifamily	151,744	176,021	295,267	443,380
Lennar Other	411	4,527	8,031	11,778
Total revenues	8,045,151	8,358,696	14,535,580	14,562,212
Costs and expenses:
Homebuilding	6,438,957	6,105,153	11,713,671	10,747,051
Financial Services	110,380	96,231	214,624	182,141
Multifamily	154,354	175,152	303,310	438,889
Lennar Other	6,795	8,236	13,271	13,643
Corporate general and administrative	124,752	105,207	250,858	218,868
Charitable foundation contribution	17,074	16,549	30,733	29,087
Total costs and expenses	6,852,312	6,506,528	12,526,467	11,629,679
Equity in loss from unconsolidated entities	(49,755)	(11,807)	(80,942)	(21,559)
Other income (expense), net and other gains (losses)	(9,960)	(7,562)	13,360	(6,270)
Lennar Other unrealized gains (losses) from technology investments	25,497	(77,965)	1,543	(473,135)
Earnings before income taxes	1,158,621	1,754,834	1,943,074	2,431,569
Provision for income taxes	(280,879)	(432,276)	(466,024)	(599,696)
Net earnings (including net earnings attributable to noncontrolling interests)	877,742	1,322,558	1,477,050	1,831,873
Less: Net earnings attributable to noncontrolling interests	6,048	1,802	8,822	7,536
Net earnings attributable to Lennar	$871,694	1,320,756	1,468,228	1,824,337
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$573	62	1,424	804
Reclassification adjustments for gain included in earnings, net of tax	—	—	—	2,285
Total other comprehensive income, net of tax	$573	62	1,424	3,089
Total comprehensive income attributable to Lennar	$872,267	1,320,818	1,469,652	1,827,426
Total comprehensive income attributable to noncontrolling interests	$6,048	1,802	8,822	7,536
Basic earnings per share	$3.01	4.50	5.07	6.17
Diluted earnings per share	$3.01	4.49	5.07	6.16

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2023	2022
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,477,050	1,831,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,039	39,519
Amortization of discount/premium on debt, net	(1,691)	(959)
Equity in loss from unconsolidated entities	80,942	21,559
Distributions of earnings from unconsolidated entities	16,657	11,050
Share-based compensation expense	126,731	116,510
Deferred income tax benefit	(131,520)	(82,461)
Gain on repurchases of senior notes	(724)	—
Loans held-for-sale unrealized loss	23,563	27,037
Lennar Other unrealized (gains) losses from technology investments and other (gains) losses	1,000	482,829
Gain on sale of other assets and operating properties and equipment	(3,726)	(7,572)
Valuation adjustments and write-offs of option deposits, pre-acquisition costs and other assets	85,117	14,611
Changes in assets and liabilities:
Decrease in receivables	435,880	126,247
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	10,741	(3,114,358)
Increase in other assets	(111,955)	(26,053)
Decrease in loans held-for-sale	577,891	336,083
(Decrease) increase in accounts payable and other liabilities	(991,319)	276,695
Net cash provided by operating activities	1,638,676	52,610
Cash flows from investing activities:
Net additions of operating properties and equipment	(31,268)	(10,866)
Proceeds from the sale of operating properties and equipment and other assets	7,762	18,247
Investments in and contributions to unconsolidated entities	(108,306)	(261,372)
Distributions of capital from unconsolidated entities	46,499	239,123
Proceeds from sale of commercial mortgage-backed securities bonds	—	9,191
Decrease in Financial Services loans held-for-investment	8,882	16,576
Purchases of investment securities	(7,000)	(78,769)
Proceeds from maturities/sales of investment securities	2,859	3,102
Net cash used in investing activities	$(80,572)	(64,768)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2023	2022
Cash flows from financing activities:
Net repayments under warehouse facilities	$(978,053)	(404,060)
Repurchases of senior notes	(157,764)	—
Principal payments on notes payable and other borrowings	(34,515)	(22,600)
Proceeds from liabilities related to consolidated inventory not owned	186,889	557,498
Payments related to consolidated inventory not owned	(372,687)	(347,017)
Payments related to other liabilities, net	(2,621)	—
Receipts related to noncontrolling interests	4,918	18,095
Payments related to noncontrolling interests	(20,623)	(65,521)
Common stock:
Repurchases	(465,297)	(905,543)
Dividends	(218,277)	(220,968)
Net cash used in financing activities	(2,058,030)	(1,390,116)
Net decrease in cash and cash equivalents and restricted cash	(499,926)	(1,402,274)
Cash and cash equivalents and restricted cash at beginning of period	4,815,770	2,955,683
Cash and cash equivalents and restricted cash at end of period	$4,315,844	1,553,409
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,004,679	1,314,741
Financial Services	259,738	138,662
Multifamily	18,539	61,190
Lennar Other	4,775	2,151
Homebuilding restricted cash	19,000	28,440
Financial Services restricted cash	9,113	8,225
	$4,315,844	1,553,409
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories financed by sellers	$—	33,643
Non-cash contributions to unconsolidated entities	120	141,297
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	82,514
Other assets	—	43
Investments in unconsolidated entities	—	(69,056)
Other liabilities	—	(435)
Noncontrolling interests	—	(13,066)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022. The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2023 and November 30, 2022 included $231.4 million and $1.0 billion, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended May 31, 2023 and 2022, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2023 and 2022, the Company granted employees 2.0 million and 1.4 million of nonvested shares, respectively.
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
Reclassifications
Certain amounts in the Company's condensed consolidated statement of operations of prior year have been reclassified to conform to the fiscal 2023 presentation.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	May 31, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,004,679	259,738	18,539	4,775	4,287,731
Restricted cash	19,000	9,113	—	—	28,113
Receivables, net (1)	619,720	354,548	115,865	—	1,090,133
Inventories	21,686,820	—	479,812	—	22,166,632
Loans held-for-sale (2)	—	1,175,280	—	—	1,175,280
Investments in equity securities (3)	—	—	—	412,593	412,593
Investments available-for-sale (4)	—	—	—	36,906	36,906
Loans held-for-investment, net	—	36,717	—	—	36,717
Investments held-to-maturity	—	141,360	—	—	141,360
Investments in unconsolidated entities	1,137,189	—	629,649	292,086	2,058,924
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,582,299	98,203	65,683	45,055	1,791,240
	$32,492,066	2,264,658	1,309,548	791,415	36,857,687
Liabilities:
Notes and other debts payable, net	$3,852,258	1,157,040	16,912	—	5,026,210
Accounts payable and other liabilities	6,148,439	154,888	281,611	85,420	6,670,358
	$10,000,697	1,311,928	298,523	85,420	11,696,568

(In thousands)	November 30, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,616,124	139,378	17,827	5,391	4,778,720
Restricted cash	23,046	14,004	—	—	37,050
Receivables, net (1)	673,980	826,163	114,134	—	1,614,277
Inventories	21,432,011	—	430,442	—	21,862,453
Loans held-for-sale (2)	—	1,776,311	—	—	1,776,311
Investments in equity securities (3)	—	—	—	391,026	391,026
Investments available-for-sale (4)	—	—	—	35,482	35,482
Loans held-for-investment, net	—	45,636	—	—	45,636
Investments held-to-maturity	—	143,251	—	—	143,251
Investments in unconsolidated entities	1,173,164	—	648,126	316,523	2,137,813
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,323,478	119,815	46,808	40,117	1,530,218
	$32,684,162	3,254,257	1,257,337	788,539	37,984,295
Liabilities:
Notes and other debts payable, net	$4,047,294	2,135,093	16,749	—	6,199,136
Accounts payable and other liabilities	6,931,352	218,811	296,735	97,894	7,544,792
	$10,978,646	2,353,904	313,484	97,894	13,743,928
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2023 and November 30, 2022, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $185.0 million and $178.0 million without readily available fair values as of both May 31, 2023 and November 30, 2022, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Financial information relating to the Company’s segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Revenues:
Homebuilding	$7,670,017	7,977,982	13,826,322	13,730,187
Financial Services	222,979	200,166	405,960	376,867
Multifamily (1)	151,744	176,021	295,267	443,380
Lennar Other	411	4,527	8,031	11,778
	$8,045,151	8,358,696	14,535,580	14,562,212
Earnings (loss) before income taxes:
Homebuilding	$1,214,409	1,880,411	2,121,248	2,990,261
Financial Services	112,599	103,935	191,336	194,726
Multifamily	(8,162)	668	(29,763)	6,095
Lennar Other	(18,399)	(108,424)	(58,156)	(511,558)
Corporate and Unallocated (2)	(141,826)	(121,756)	(281,591)	(247,955)
	$1,158,621	1,754,834	1,943,074	2,431,569
(1)Revenues for Multifamily for the six months ended May 31, 2022, included $147.8 million of land sales to unconsolidated entities.
(2)Corporate and unallocated consists primarily of corporate general and administrative expenses and charitable foundation contributions.
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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

	May 31,	November 30,
	2023	2022
(In thousands)
East	$7,027,996	6,877,581
Central	4,115,812	4,010,610
Texas	3,522,252	3,742,663
West	11,854,686	12,182,709
Other	1,391,807	1,382,864
Corporate and Unallocated	4,579,513	4,487,735
Total Homebuilding	$32,492,066	32,684,162

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Revenues
East	$2,323,281	2,214,451	4,199,258	3,884,637
Central	1,412,408	1,283,990	2,460,415	2,393,262
Texas	1,141,612	1,095,500	2,163,664	1,908,119
West	2,781,097	3,370,462	4,986,158	5,521,260
Other	11,619	13,579	16,827	22,909
	$7,670,017	7,977,982	13,826,322	13,730,187

Operating earnings (loss)
East	$505,923	553,819	930,119	905,814
Central	215,076	206,795	345,598	358,873
Texas	183,041	272,857	308,360	444,169
West	355,472	847,849	585,972	1,289,297
Other	(45,103)	(909)	(48,801)	(7,892)
	$1,214,409	1,880,411	2,121,248	2,990,261
Financial Services
Operations of the Financial Services segment include mortgage financing, title and closing services primarily for buyers of the Company’s homes. They also include originating and selling into securitizations commercial mortgage loans through its LMF Commercial business. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.
At May 31, 2023, the Financial Services warehouse facilities were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
June 2023 (1)	$200,000
December 2023	500,000
April 2024	500,000
May 2024	600,000
Total residential facilities	$1,800,000
LMF Commercial facilities maturing:
July 2023	$50,000
November 2023	100,000
December 2023	400,000
Total LMF commercial facilities	$550,000
Total	$2,350,000
(1)Subsequent to May 31, 2023, the maturity date was extended to June 2024.
The Financial Services segment uses residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by up to 80% interests in the originated commercial loans financed.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Borrowings and collateral under the facilities were as follows:

(In thousands)	May 31, 2023	November 30, 2022
Borrowings under the residential facilities	$1,020,958	1,877,411
Collateral under the residential facilities	1,054,138	1,950,155
Borrowings under the LMF Commercial facilities	4,425	124,399
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and six months ended May 31, 2023 and 2022. Loan origination liabilities were $14.0 million and $11.8 million as of May 31, 2023 and November 30, 2022, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2023	2022	2023	2022
Originations (1)	$84,590	143,650	164,070	408,495
Sold	88,102	145,385	165,302	323,467
Securitizations	2	1	3	2
(1)During both the three and six months ended May 31, 2023 and 2022, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2023 and November 30, 2022, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or six months ended May 31, 2023 or 2022. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	May 31, 2023	November 30, 2022
Carrying value	$141,360	143,251
Outstanding debt, net of debt issuance costs	131,656	133,283
Incurred interest rate	3.4%	3.4%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	May 31, 2023
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and management and promote fees generated from joint ventures and other gains (which includes sales of buildings), less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (loss) from unconsolidated entities.
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
The Company has investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on the Company's technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Blend Labs (BLND)	$(1,332)	(13,550)	(746)	(20,992)
Hippo (HIPO)	(4,399)	(37,946)	2,233	(162,403)
Opendoor (OPEN)	22,512	(20,999)	14,821	(164,360)
SmartRent (SMRT)	8,621	(3,950)	9,926	(48,313)
Sonder (SOND)	(138)	(1,626)	(458)	(2,132)
Sunnova (NOVA)	233	106	(24,233)	(74,935)
Lennar Other unrealized gains (losses) from technology investments	$25,497	(77,965)	1,543	(473,135)
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that continues to be accounted for under the equity method due to the Company's significant ownership interest which allows the Company to exercise significant influence. As of May 31, 2023, the Company owned approximately 25% of Doma.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	May 31, 2023	November 30, 2022
Investments in unconsolidated entities (1) (2)	$1,137,189	1,173,164
Underlying equity in unconsolidated entities' net assets (1)	1,501,303	1,504,315
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in the FivePoint entity.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2023 and November 30, 2022, the carrying amount of the Company's investment was $391.4 million and $382.9 million, respectively.
As of May 31, 2023 and November 30, 2022, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $312.8 million and $333.6 million, respectively.
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
As of both May 31, 2023 and November 30, 2022, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2023, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022.
In 2021, the Company formed the Upward America Venture LP ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of May 31, 2023 and November 30, 2022, the carrying amount of the Company's investment in Upward America was $22.6 million and $37.7 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022. As of both May 31, 2023 and November 30, 2022, the fair value of the completion guarantees was immaterial. As of May 31, 2023 and November 30, 2022, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.3 billion and $1.0 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. Each Multifamily real estate investment trust has unilateral decision making rights related to development activities through its board of directors. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. The details of the activity were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
General contractor services, net of deferrals	$128,371	125,606	253,773	242,869
General contractor costs	122,064	118,802	242,797	232,035
Land sales to joint ventures	—	16,207	—	147,760
Management fee income, net of deferrals	17,494	16,327	35,615	29,454

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1 billion in equity and Lennar's ownership percentage in the Fund is 4%. As of May 31, 2023, the Company has a $28.2 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund.
Details of LMV I and LMV II as of and during the six months ended May 31, 2023 are included below:

	May 31, 2023
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$204,631	282,347
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the six months ended May 31, 2023	—	—
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $170.8 million and $185.1 million as of May 31, 2023 and November 30, 2022, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds of $121.3 million and $131.5 million, as of May 31, 2023 and November 30, 2022, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2023 and 2022:

	Three Months Ended May 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2023	$24,555,287	25,834	3,660	5,503,789	(468,347)	3,259	19,350,060	137,032
Net earnings (including net earnings attributable to noncontrolling interests)	877,742	—	—	—	—	—	871,694	6,048
Employee stock and directors plans	4,229	9	—	1,631	2,589	—	—	—
Purchases of treasury stock	(209,928)	—	—	—	(209,928)	—	—	—
Amortization of restricted stock	40,173	—	—	40,173	—	—	—	—
Cash dividends	(110,386)	—	—	—	—	—	(110,386)	—
Receipts related to noncontrolling interests	2,421	—	—	—	—	—	—	2,421
Non-cash purchase or activity of noncontrolling interests, net	1,008	—	—	535	—	—	—	473
Total other comprehensive income, net of tax	573	—	—	—	—	573	—	—
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832	20,111,368	145,974

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended May 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2022	$20,847,432	30,243	3,944	8,855,151	(3,290,748)	1,686	15,078,788	168,368
Net earnings (including net earnings attributable to noncontrolling interests)	1,322,558	—	—	—	—	—	1,320,756	1,802
Employee stock and directors plans	(2,533)	6	—	994	(3,533)	—	—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—	—	—
Purchases of treasury stock	(320,710)	—	—	—	(320,710)	—	—	—
Amortization of restricted stock	35,053	—	—	35,053	—	—	—	—
Cash dividends	(110,846)	—	—	—	—	—	(110,846)	—
Receipts related to noncontrolling interests	11,111	—	—	—	—	—	—	11,111
Payments related to noncontrolling interests	(3,708)	—	—	—	—	—	—	(3,708)
Non-cash purchase or activity of noncontrolling interests, net	11,355	—	—	(2,591)	—	—	—	13,946
Total other comprehensive income, net of tax	62	—	—	—	—	62	—	—
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748	16,288,698	191,519

	Six Months Ended May 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408		18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	1,477,050	—	—	—	—	—		1,468,228	8,822
Employee stock and directors plans	(62,761)	235	—	1,442	(64,438)	—		—	—
Purchases of treasury stock	(400,859)	—	—	—	(400,859)	—		—	—
Amortization of restricted stock	126,731	—	—	126,731	—	—		—	—
Cash dividends	(218,277)	—	—	—	—	—	—	(218,277)	—
Receipts related to noncontrolling interests	4,918	—	—	—	—	—		—	4,918
Payments related to noncontrolling interests	(20,623)	—	—	—	—	—		—	(20,623)
Non-cash purchase or activity of noncontrolling interests, net	13,149	—	—	159	—	—		—	12,990
Total other comprehensive income, net of tax	1,424	—	—	—	—	1,424		—	—
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832		20,111,368	145,974

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)		14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	1,831,873	—	—	—	—	—		1,824,337	7,536
Employee stock and directors plans	(57,419)	199	—	854	(58,472)	—		—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—		—	—
Purchases of treasury stock	(847,071)	—	—	—	(847,071)	—		—	—
Amortization of restricted stock	116,510	—	—	116,510	—	—		—	—
Cash dividends	(220,968)	—	—	—	—	—	—	(220,968)	—
Receipts related to noncontrolling interests	18,095	—	—	—	—	—		—	18,095
Payments related to noncontrolling interests	(65,521)	—	—	—	—	—		—	(65,521)
Non-cash purchase or activity of noncontrolling interests, net	14,904	—	—	(36,648)	—	—		—	51,552
Total other comprehensive loss, net of tax	3,089	—	—	—	—	3,089		—	—
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748		16,288,698	191,519
On June 22, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.375 per share of both its Class A and Class B common stock, payable on July 21, 2023 to holders of record at the close of business on July 7, 2023. On May 10, 2023, the Company paid cash dividends of $0.375 per share on both its Class A and Class B common stock to holders of record at the close of business on April 26, 2023, as declared by its Board of Directors on April 12, 2023. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both its Class A and Class B common stock.
In March 2022, the Company's Board of Directors approved an authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The authorization was in addition to what was remaining of the October 2021 stock repurchase program. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended				Six Months Ended
	May 31,				May 31
	2023		2022		2023		2022
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	1,269,681	730,319	3,630,000	470,000	2,715,886	1,284,114	8,246,000	1,122,000
Total purchase price	$138,800	$69,010	$289,358	$31,270	$281,868	$115,116	$762,282	$84,601
Average price per share	$109.32	$94.49	$79.71	$66.53	$103.78	$89.65	$92.44	$75.40
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2023	2022	2023	2022
Provision for income taxes	$280,879	432,276	466,024	599,696
Effective tax rate (1)	24.4%	24.7%	24.1%	24.7%
(1)In the three and six months ended May 31, 2023, the Company's overall effective income tax rate was lower than during the three and six months ended May 31, 2022, primarily due to the reinstatement of the new energy efficient home credit as a result of the enactment of the Inflation Reduction Act during the third quarter of 2022. For both the three and six months ended May 31, 2023 and 2022, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net earnings attributable to Lennar	$871,694	1,320,756	1,468,228	1,824,337
Less: distributed earnings allocated to nonvested shares	3,572	2,395	4,296	3,175
Less: undistributed earnings allocated to nonvested shares	9,935	14,980	15,695	19,189
Numerator for basic earnings per share	858,187	1,303,381	1,448,237	1,801,973
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	—	1,045	—	2,843
Numerator for diluted earnings per share	$858,187	1,302,336	1,448,237	1,799,130
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	284,910	289,895	285,492	291,913
Denominator for diluted earnings per share - weighted average common shares outstanding	284,910	289,895	285,492	291,913
Basic earnings per share	$3.01	4.50	5.07	6.17
Diluted earnings per share	$3.01	4.49	5.07	6.16
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and six months ended May 31, 2023 and 2022, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2023	November 30, 2022
4.875% senior notes due December 2023 (1)	$397,615	399,169
4.50% senior notes due 2024 (1)	493,690	648,975
5.875% senior notes due 2024	431,794	434,128
4.75% senior notes due 2025	499,114	498,892
5.25% senior notes due 2026	403,648	404,257
5.00% senior notes due 2027	351,549	351,741
4.75% senior notes due 2027	896,633	896,259
Mortgage notes on land and other debt	378,215	413,873
	$3,852,258	4,047,294
(1)During the three and six months ended May 31, 2023, the Company repurchased $2.0 million and $155.8 million aggregate principal amount of 4.875% senior notes and 4.50% senior notes, respectively, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $6.0 million and $7.6 million as of May 31, 2023 and November 30, 2022, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	May 31, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitment	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2022. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2022. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	May 31, 2023	November 30, 2022
Performance letters of credit	$1,362,785	1,259,033
Financial letters of credit	384,752	503,659
Surety bonds	4,196,718	4,136,715
Anticipated future costs primarily for site improvements related to performance surety bonds	2,173,244	2,273,694
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. The terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2022.
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2023 and November 30, 2022, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2023		November 30, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$36,717	36,717	45,636	45,647
Investments held-to-maturity	Level 3	141,360	141,767	143,251	143,208
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$3,852,258	3,813,686	4,047,294	3,993,242
Financial Services notes and other debts payable, net	Level 2	1,157,040	1,157,682	2,135,093	2,135,797
Multifamily notes payable, net	Level 2	16,912	16,912	16,749	16,749
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2023	November 30, 2022
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,152,526	1,750,712
LMF Commercial loans held-for-sale	Level 3	22,754	25,599
Mortgage servicing rights	Level 3	3,398	3,463
Forward options	Level 1	7,261	9,473
Lennar Other Assets:
Investments in equity securities	Level 1	$227,548	212,981
Investments available-for-sale	Level 3	36,906	35,482
Residential and LMF Commercial loans held-for-sale in the table above include:

	May 31, 2023		November 30, 2022
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,159,857	(7,331)	1,734,480	16,233
LMF Commercial loans held-for-sale	22,765	(11)	24,000	1,599
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2023 and November 30, 2022. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of May 31, 2023	As of November 30, 2022
Unobservable inputs
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	9%	7%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$7,899	350	(23,563)	(27,037)
Mortgage loan commitments	13,783	12,758	(35,061)	26,555
Forward contracts	(18,807)	(18,480)	72,702	(8,490)
Forward options	(100)	—	(952)	—
Changes in fair value included in Lennar Other unrealized gains (losses) from technology investments:
Investments in equity securities	$25,497	(77,965)	1,543	(473,135)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$573	62	1,424	804
Interest on Financial Services loans held-for-sale and LMF Commercial loans held-for-sale measured at fair value is calculated based on the interest rate of the loans and recorded as revenues in the Financial Services’ statement of operations.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	May 31,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,450	25,835	2,793	85,795
Purchases/loan originations	69	84,590	99	143,650
Sales/loan originations sold, including those not settled	—	(88,102)	—	(145,385)
Disposals/settlements	(80)	—	(106)	—
Changes in fair value (1)	(41)	434	435	145
Interest and principal paydowns	—	(3)	—	—
Ending balance	$3,398	22,754	3,221	84,205

	Six Months Ended
	May 31,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	25,599	2,492	68
Purchases/loan originations	120	164,070	181	408,495
Sales/loan originations sold, including those not settled	—	(165,302)	—	(323,467)
Disposals/settlements	(143)	—	(265)	—
Changes in fair value (1)	(42)	(11)	813	(445)
Interest and principal paydowns	—	(1,602)	—	(446)
Ending balance	$3,398	22,754	3,221	84,205
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		May 31,
		2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$126,680	108,073	(18,607)	18,665	17,200	(1,465)
Land and land under development (2)	Level 3	3,249	561	(2,688)	8,785	7,149	(1,636)
Investments in unconsolidated entities (3)	Level 3	75,769	37,792	(37,977)	—	—	—

		Six Months Ended
		May 31,
		2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$183,816	158,902	(24,914)	34,023	31,041	(2,982)
Land and land under development (2)	Level 3	42,866	23,704	(19,162)	29,538	17,909	(11,629)
Investments in unconsolidated entities (3)	Level 3	78,834	37,792	(41,042)	—	—	—
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the three and six months ended May 31, 2023, total losses, net, for land and land underdevelopment included $2.7 million and $17.1 million, respectively, of deposit and pre-acquisition cost write-offs.
(3)Valuation adjustments related to investments in unconsolidated entities were included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended May 31, 2023.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2022.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Six Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
May 31, 2023	1,256	34	5	$42,408	$12,247
May 31, 2022	1,218	6	—	—	—
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended
	May 31,
	2023			2022
Unobservable inputs	Range
Average selling price	$371,000	—	663,000	635,000
Absorption rate per quarter (homes)	6	—	26	11
Discount rate	20%			20%
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2022.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and six months ended May 31, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income.
(9)Variable Interest Entities
During the six months ended May 31, 2023, the Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the six months ended May 31, 2023.
The carrying amount of the Company's consolidated VIEs' assets and non-recourse liabilities are disclosed in the footnote

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
to the condensed consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. The assets held by a VIE are usually collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with VIE’s lenders. Other than debt guarantee agreements with VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts, but that would require forfeiture of deposits and pre-acquisition costs.
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	May 31, 2023		November 30, 2022
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$663,157	749,070	586,935	718,719
Multifamily (2)	393,090	411,649	607,484	633,934
Financial Services (3)	141,360	141,360	143,251	143,251
Lennar Other (4)	49,649	49,649	55,952	55,952
	$1,247,256	1,351,728	1,393,622	1,551,856
(1)As of May 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $70.3 million and $77.3 million, respectively. In addition, as of May 31, 2023, there was recourse debt of a VIE of $9.8 million and as of November 30, 2022, there was $52.7 million of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of May 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV 1 and LMV II in addition to the investment also included the remaining combined equity commitment of $12.8 million and $19.3 million as of May 31, 2023 and November 30, 2022, respectively, for future expenditures related to the construction and development of its projects. Decrease in exposure for the six months ended May 31, 2023 is primarily due to the removal of LMV I as the Fund does not expect to call for equity in the future. As a result, LMV I is not a VIE as of May 31, 2023.
(3)As of May 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of May 31, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of May 31, 2023 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
Option Contracts
The Company has access to land through option contracts, which generally enable it to control portions of properties owned by third parties (including land funds) until the Company has determined whether to exercise the options.
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
land it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies included in consolidated inventory not owned which was consolidated as a result of VIE assessments was $628.4 million as of May 31, 2023. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.8 billion as of May 31, 2023.
During the six months ended May 31, 2023, consolidated inventory not owned increased by $51.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2023. The increase was primarily due to land financing transactions and the consolidation of homesites under option that the Company is economically compelled to takedown. These increases were partially offset by homesite takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of May 31, 2023. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(Dollars in thousands)	May 31, 2023	November 30, 2022
Non-refundable option deposits and pre-acquisition costs	$2,049,836	1,990,946
Letters of credit in lieu of cash deposits under certain land and option contracts	137,593	163,942
(10)Commitments and Contingent Liabilities
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Warranty reserve, beginning of the period	$403,334	374,146	418,017	377,021
Warranties issued	67,221	67,815	120,900	117,007
Adjustments to pre-existing warranties from changes in estimates (1)	14,246	998	10,188	5,722
Payments	(69,647)	(64,969)	(133,951)	(121,760)
Warranty reserve, end of period	$415,154	377,990	415,154	377,990
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2023 and 2022 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
information about the Company's leases:

(Dollars in thousands)	May 31, 2023	November 30, 2022
Right-of-use assets	$138,746	149,966
Lease liabilities	147,222	158,832
Weighted-average remaining lease term (in years)	7.7	7.9
Weighted-average discount rate	3.1%	3.0%
Future minimum payments under the noncancellable leases in effect at May 31, 2023 were as follows:

(In thousands)	Lease Payments
2023	$17,412
2024	29,701
2025	25,185
2026	19,571
2027	16,366
Thereafter	56,958
Total future minimum lease payments (1)	$165,193
Less: Interest (2)	17,971
Present value of lease liabilities (2)	$147,222
(1)Total future minimum lease payments exclude variable lease costs of $22.7 million and short-term lease costs of $2.3 million.
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
The Company's rental expense on lease liabilities were as follows:

	Six Months Ended
	May 31,
(In thousands)	2023	2022
Rental expense	$52,998	50,698
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the six months ended May 31, 2023 and 2022, the Company had an immaterial amount of sublease income.

Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “outlook,” “will,” “should,” “could” or other words of similar meaning, as well as statements written in the future tense. Forward-looking statements contained herein may include opinions or beliefs regarding market conditions and similar matters. In many instances, those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigations or analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views or views that are necessarily shared by all who are involved in those industries or markets. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
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
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2022 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10Q and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Outlook
In these challenging market conditions, the Lennar team has remained focused on production and pace, cash flow, inventory turns and return on capital, which have produced solid results for the second quarter. As a result, we ended the second quarter with stronger-than-expected revenues and deliveries, strong profitability and cash flow, a fortified balance sheet, strong liquidity and low leverage. These results are consistent with the stabilization that we have seen in the current economic environment, together with our adherence to our core operating strategies described below.
The economic environment for the homebuilding industry has stabilized as customers have adjusted to and accepted higher interest rates for longer terms, supply chain disruptions have normalized, inventories have remained low, and the supply of housing across the country has continued to be very limited. While persistent inflation remains, the steep interest rate hikes which began in 2022 have given way to moderated and measured rate movements, allowing the market to adjust in an orderly fashion. Strong demand for housing, which had previously been curtailed by price and affordability challenges, has returned while the housing market has adjusted prices, incentives, including rate buy-downs, and production costs to facilitate homebuying by customers. Although interest rates and affordability have been the primary headwinds to demand, the housing supply shortage has kept inventory levels very low, which in turn has continued to drive customers to stretch their finances as incentives and price reductions have combined to increase affordability and drive demand.
The average sale price of homes has declined year over year through price reductions, together with the use of interest rate buy-downs and other incentives, and the average sales price sequentially has stabilized, as demand has returned. With volume and production as constants, we use margin as our volatility shock absorber. If market conditions deteriorate, we compromise margin through price reductions and increased incentives, but we generate strong cash flow. If conditions improve, we improve margins and bottom line while also generating strong cash flow. Our primary focus is on cash flow.
We have remained steadfast in our adherence to the core strategies we adopted when the Fed began its tightening program and interest rates began to rise over a year ago.
•We will continue to utilize our Dynamic Pricing Model in conjunction with our digital marketing platform to focus on selling homes at market-clearing prices and drive volume while building at a consistent pace to meet the needs of a supply-constrained housing market.
•We will continue to work side-by-side with our trade partners to right-size our construction costs to current market conditions, while we reduce cycle time to pre-supply chain crisis levels. We expect previously negotiated cost reductions to be reflected in our reported numbers in the back half of the year.
•We will continue to sharpen our attention on land and land acquisitions by relentlessly focusing on protecting cash and only purchasing land that delivers strong margins at today’s market pricing, thereby reducing land exposure. We have made significant progress in reducing land held on our balance sheet, with 70% of our land controlled and 30% of our land owned at this time. Like our trade partners, our land partners or sellers have become strategic partners in maintaining volume and increasing market share while concurrently helping to reduce cost.
•We will continue to manage our operating costs and reduce our S,G&A expense so that even at lower gross margins, we will drive a strong net margin. We have been improving our S,G&A leverage over the past years quarter-by-quarter to new record lows and many of those changes, though not all, are hard-wired. We also know that in more difficult times, there will be upward pressure on some of our sales, marketing and realtor costs in order to find purchasers and drive new sales. However, we believe if we continue to drive volume, we’ll be able to constrain increases and manage to attractive cost levels and net margins.
•We will continue to maintain tight inventory control. We have recently significantly improved inventory control by focusing on selling homes in inventory and increasing our attention to, among other things, underperforming communities. We are focused on clearing homes that are complete and closable, rather than selling homes that we intend to close many quarters in the future. Inventory has remained flat as opposed to being lower year-over-year as one might expect, because of expanded cycle time due to the supply chain disruption. We expect to bring down our cycle time over the next few quarters. This will free up a significant amount of cash that currently is tied up in the increased inventory dollars related to homes under construction.
•We will continue to focus on our cash flow and bottom line to protect and enhance our already strong balance sheet. We expect to continue to generate considerable earnings and cash flow which will give us the flexibility to retire debt and purchase stock opportunistically which will improve total shareholder returns and return on equity.

Despite the recent moderation in interest rates and a pause in the more aggressive interest rate hikes, significant inflation remains in the economy. Market conditions have leveled and stabilized, at least for now, and we will continue to execute on our core strategies. We are extremely well positioned to navigate the uncertainties of the current market. We engaged the difficulties of the past year with a consistent strategy that promoted strong execution throughout the company. When market conditions were difficult and uncertain, Lennar associates knew their mission. Similarly, as the market has leveled, Lennar associates know their mission and exactly how to execute.
Accordingly, we will continue to provide broad ranges to give some boundaries for various components of our expected results for the third quarter of 2023 and full year 2023. We expect our new orders for the third quarter of 2023 to be in the range of 18,000 and 19,000 homes. We expect our deliveries for the third quarter to be between 17,750 and 18,250 homes with a gross margin between 23.5% and 24.0%. We expect our S,G&A expenses as a percentage of home sale revenues to be between 6.7% and 6.8% but that percentage will adjust based on deliveries and homebuilding revenue. We expect our third quarter ending community count to be flat with our second quarter, although we expect solid year-over-year growth in this measure by the end of fiscal 2023. Our third quarter average sales price should be consistent with the second quarter. Additionally, we are targeting delivery volume for the full year 2023 to be between 68,000 and 70,000 homes as we drive volume and build margins back up through reconciliation of construction and land costs while carefully managing S,G&A expenses.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $872 million, or $3.01 per diluted share, in the second quarter of 2023, compared to net earnings attributable to Lennar of $1.3 billion, or $4.49 per diluted share, in the second quarter of 2022. Excluding mark-to-market gains (losses) on technology investments in both years, second quarter net earnings attributable to Lennar in 2023 were $852 million or $2.94 per diluted share, compared to second quarter net earnings attributable to Lennar in 2022 of $1.4 billion or $4.69 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,636,579	—	—	—	—	7,636,579
Sales of land	16,314	—	—	—	—	16,314
Other revenues	17,124	222,979	151,744	411	—	392,258
Total revenues	7,670,017	222,979	151,744	411	—	8,045,151
Costs and expenses:
Costs of homes sold	5,916,325	—	—	—	—	5,916,325
Costs of land sold	11,932	—	—	—	—	11,932
Selling, general and administrative expenses	510,700	—	—	—	—	510,700
Other costs and expenses	—	110,380	154,354	6,795	—	271,529
Total costs and expenses	6,438,957	110,380	154,354	6,795	—	6,710,486
Equity in loss from unconsolidated entities	(12,279)	—	(5,926)	(31,550)	—	(49,755)
Other income (expense), net and other gains (losses)	(4,372)	—	374	(5,962)	—	(9,960)
Lennar Other unrealized gains from technology investments	—	—		25,497	—	25,497
Operating earnings (loss)	$1,214,409	112,599	(8,162)	(18,399)	—	1,300,447
Corporate general and administrative expenses	—	—	—	—	124,752	124,752
Charitable foundation contribution	—	—	—	—	17,074	17,074
Earnings (loss) before income taxes	$1,214,409	112,599	(8,162)	(18,399)	(141,826)	1,158,621

	Three Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,963,683	—	—	—	—	7,963,683
Sales of land	7,524	—	—	—	—	7,524
Other revenues	6,775	200,166	176,021	4,527	—	387,489
Total revenues	7,977,982	200,166	176,021	4,527	—	8,358,696
Costs and expenses:
Costs of homes sold	5,610,783	—	—	—	—	5,610,783
Costs of land sold	7,815	—	—	—	—	7,815
Selling, general and administrative expenses	486,555	—	—	—	—	486,555
Other costs and expenses	—	96,231	175,152	8,236	—	279,619
Total costs and expenses	6,105,153	96,231	175,152	8,236	—	6,384,772
Equity in earnings (loss) from unconsolidated entities	4,862	—	(202)	(16,467)	—	(11,807)
Other income (expense), net and other gains (losses)	2,720	—	1	(10,283)	—	(7,562)
Lennar Other unrealized losses from technology investments	—	—	—	(77,965)	—	(77,965)
Operating earnings (loss)	$1,880,411	103,935	668	(108,424)	—	1,876,590
Corporate general and administrative expenses	—	—	—	—	105,207	105,207
Charitable foundation contribution	—	—	—	—	16,549	16,549
Earnings (loss) before income taxes	$1,880,411	103,935	668	(108,424)	(121,756)	1,754,834

	Six Months Ended May 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$13,730,406	—	—	—	—	13,730,406
Sales of land	26,032	—	—	—	—	26,032
Other revenues	69,884	405,960	295,267	8,031	—	779,142
Total revenues	13,826,322	405,960	295,267	8,031	—	14,535,580
Costs and expenses:
Costs of homes sold	10,719,168	—	—	—	—	10,719,168
Costs of land sold	34,009	—	—	—	—	34,009
Selling, general and administrative expenses	960,494	—	—	—	—	960,494
Other costs and expenses	—	214,624	303,310	13,271	—	531,205
Total costs and expenses	11,713,671	214,624	303,310	13,271	—	12,244,876
Equity in loss from unconsolidated entities	(9,093)	—	(22,409)	(49,440)		(80,942)
Other income (expense), net and other gains (losses)	17,690	—	689	(5,019)		13,360
Lennar Other unrealized gains from technology investments	—	—	—	1,543		1,543
Operating earnings (loss)	$2,121,248	191,336	(29,763)	(58,156)	—	2,224,665
Corporate general and administrative expenses	—	—	—	—	250,858	250,858
Charitable foundation contribution	—	—	—	—	30,733	30,733
Earnings (loss) before income taxes	$2,121,248	191,336	(29,763)	(58,156)	(281,591)	1,943,074

	Six Months Ended May 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$13,685,440	—	—	—	—	13,685,440
Sales of land	31,491	—	—	—	—	31,491
Other revenues (1)	13,256	376,867	443,380	11,778	—	845,281
Total revenues	13,730,187	376,867	443,380	11,778	—	14,562,212
Homebuilding costs and expenses:
Costs of homes sold	9,795,647	—	—	—	—	9,795,647
Costs of land sold	36,371	—	—	—	—	36,371
Selling, general and administrative	915,033	—	—	—	—	915,033
Other costs and expenses	—	182,141	438,889	13,643	—	634,673
Total costs and expenses	10,747,051	182,141	438,889	13,643	—	11,381,724
Equity in earnings (loss) from unconsolidated entities	4,576	—	1,566	(27,701)	—	(21,559)
Other income (expense), net and other gains (losses)	2,549	—	38	(8,857)	—	(6,270)
Lennar Other unrealized losses from technology investments	—	—	—	(473,135)	—	(473,135)
Operating earnings	$2,990,261	194,726	6,095	(511,558)	—	2,679,524
Corporate general and administrative expenses	—	—	—	—	218,868	218,868
Charitable foundation contribution	—	—	—	—	29,087	29,087
Earnings (loss) before income taxes	$2,990,261	194,726	6,095	(511,558)	(247,955)	2,431,569
(1) During the six months ended May 31, 2022, other revenues in our Multifamily segment included land sales to unconsolidated entities of $147.8 million.
Three Months Ended May 31, 2023 versus Three Months Ended May 31, 2022
Revenues from home sales decreased 4% in the second quarter of 2023 to $7.6 billion from $8.0 billion in the second quarter of 2022. Revenues were lower primarily due to a 7% decrease in average sales price of home deliveries, partially offset by a 3% increase in the number of home deliveries. New home deliveries increased to 17,074 homes in the second quarter of 2023 from 16,549 homes second quarter of 2022. The average sales price of homes delivered was $449,000 in the second quarter of 2023, compared to $483,000 in the second quarter of 2022. The decrease in average sales price of homes delivered in the second quarter of 2023 compared to the same period last year was primarily due to pricing to market and product mix.
Gross margins on home sales were $1.7 billion, or 22.5%, in the second quarter of 2023, compared to $2.4 billion, or 29.5%, in the second quarter of 2022. During the second quarter of 2023, gross margin decreased because revenues per square foot decreased year over year as we priced homes to market and costs per square foot increased primarily due to higher materials and labor costs. In addition, land costs increased year over year.
Selling, general and administrative expenses were $510.7 million in the second quarter of 2023, compared to $486.6 million in the second quarter of 2022. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 6.7% in the second quarter of 2023, from 6.1% in the second quarter of 2022, primarily due to an increase in the use of brokers in current market conditions.
During the three months ended May 31, 2023, our homebuilding operating earnings included an impairment of $36.8 million of an investment in a joint venture partially offset by $33.9 million of interest income due to the increase in our cash balances and higher interest rates.
Operating earnings for the Financial Services segment were $112.1 million, net of noncontrolling interests, in the second quarter of 2023, compared to $103.6 million in the second quarter of 2022. The increase in operating earnings was primarily due to a higher profit per locked loan in our mortgage business as a result of higher margins, partially offset by lower lock volume. There was also an increase in profitability in our title business primarily due to benefits of our technology efforts.
Operating loss for the Multifamily segment was $8.1 million in the second quarter of 2023, compared to operating earnings of $0.7 million in the second quarter of 2022. Operating loss for the Lennar Other segment was $18.4 million in the second quarter of 2023, compared to operating loss of $108.4 million in the second quarter of 2022. Lennar Other operating loss in the second quarter of 2023 was primarily related to operating losses from certain strategic investments, partially offset by the result of mark-to-market gains on our publicly traded technology investments. Lennar Other operating loss in the second quarter of 2022 was primarily due to mark-to-market losses on our technology investments.

Six Months Ended May 31, 2023 versus Six Months Ended May 31, 2022
Revenues from home sales were $13.7 billion in both the six months ended May 31, 2023 and 2022. Revenues were flat primarily because a 6% increase in the number of home deliveries was offset by a 5% decrease in average sales price of homes delivered. New home deliveries increased to 30,733 homes in the six months ended May 31, 2023 from 29,087 homes in the six months ended May 31, 2022. The average sales price of homes delivered was $449,000 in the six months ended May 31, 2023, compared to $472,000 in the six months ended May 31, 2022. The decrease in average sales price of homes delivered in the six months ended May 31, 2023 compared to the same period last year was primarily due to pricing to market and product mix.
Gross margins on home sales were $3.0 billion, or 21.9%, in the six months ended May 31, 2023, compared to $3.9 billion, or 28.4%, in the six months ended May 31, 2022. During the six months ended May 31, 2023, gross margin decreased because revenues per square foot decreased year over year as we priced homes to market and costs per square foot increased primarily due to higher materials and labor costs. In addition, land costs increased year over year.
Selling, general and administrative expenses were $960.5 million in the six months ended May 31, 2023, compared to $915.0 million in the six months ended May 31, 2022. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.0% in the six months ended May 31, 2023, from 6.7% in the six months ended May 31, 2022.
During the six months ended May 31, 2023, our homebuilding operating earnings included an impairment of $36.8 million of an investment in a joint venture partially offset by $33.9 million of interest income due to an increase in cash balances and higher interest rates.
Operating earnings for the Financial Services segment were $191.3 million in the six months ended May 31, 2023, compared to $194.7 million in the six months ended May 31, 2022.
Operating loss for the Multifamily segment was $29.8 million in the six months ended May 31, 2023, compared to operating earnings of $6.1 million in the six months ended May 31, 2022. Operating loss for the Lennar Other segment was $58.2 million in the six months ended May 31, 2023, compared to operating loss of $511.6 million in the six months ended May 31, 2022. Lennar Other operating loss in the six months ended May 31, 2023 was primarily related to operating losses from certain strategic investments. Lennar Other operating loss in the six months ended May 31, 2022 was primarily due to mark-to-market losses on our publicly traded technology investments.
For the six months ended May 31, 2023 and 2022, we had a tax provision of $466.0 million and $599.7 million, respectively, which resulted in an overall effective income tax rate of 24.1% and 24.7%, respectively. In the six months ended May 31, 2023, our overall effective income tax rate was lower than last year primarily due to the reinstatement of the new energy efficient homes credit as a result of the enactment of the Inflation Reduction Act during the third quarter of 2022.

Homebuilding Segments
At May 31, 2023, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,318,431	1,638,651	29.3%	508,830	554	4,130	3,110	(10,701)	505,923
Central	1,400,226	1,095,239	21.8%	197,812	4,803	2,740	(915)	10,636	215,076
Texas	1,137,517	890,432	21.7%	171,391	1,318	1,454	—	8,878	183,041
West	2,773,005	2,282,859	17.7%	333,314	(2,293)	4,581	1,814	18,056	355,472
Other (2)	7,400	9,144	(23.6)%	(1,793)	—	4,219	(16,288)	(31,241)	(45,103)
Totals	$7,636,579	5,916,325	22.5%	1,209,554	4,382	17,124	(12,279)	(4,372)	1,214,409

	Three Months Ended May 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,209,967	1,510,758	31.6%	546,589	(619)	1,195	(659)	7,313	553,819
Central	1,283,763	981,832	23.5%	206,893	—	226	302	(626)	206,795
Texas	1,093,533	747,861	31.6%	272,934	473	255	—	(805)	272,857
West	3,367,261	2,360,554	29.9%	846,340	(145)	678	2,571	(1,595)	847,849
Other (2)	9,159	9,778	(6.8)%	(6,411)	—	4,421	2,648	(1,567)	(909)
Totals	$7,963,683	5,610,783	29.5%	1,866,345	(291)	6,775	4,862	2,720	1,880,411

	Six Months Ended May 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$4,176,479	2,970,129	28.9%	882,462	(1,830)	24,293	6,358	18,836	930,119
Central	2,423,845	1,922,951	20.7%	306,832	6,665	21,681	(227)	10,647	345,598
Texas	2,154,490	1,708,077	20.7%	297,967	(733)	5,163	—	5,963	308,360
West	4,967,027	4,105,946	17.3%	571,791	(12,079)	10,485	1,662	14,113	585,972
Other (2)	8,565	12,065	(40.9)%	(8,308)	—	8,262	(16,886)	(31,869)	(48,801)
Totals	$13,730,406	10,719,168	21.9%	2,050,744	(7,977)	69,884	(9,093)	17,690	2,121,248

	Six Months Ended May 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,872,958	2,687,311	30.6%	898,143	(6,293)	1,992	(2,017)	13,989	905,814
Central	2,389,693	1,852,445	22.5%	357,268	1,619	460	431	(905)	358,873
Texas	1,899,163	1,321,703	30.4%	442,875	2,871	497	—	(2,074)	444,169
West	5,509,465	3,918,290	28.9%	1,290,864	(984)	1,559	2,707	(4,849)	1,289,297
Other (2)	14,161	15,898	(12.3)%	(14,390)	(2,093)	8,748	3,455	(3,612)	(7,892)
Totals	$13,685,440	9,795,647	28.4%	2,974,760	(4,880)	13,256	4,576	2,549	2,990,261
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022
East	5,372	5,198	$2,349,348	2,225,725	$437,000	428,000
Central	3,220	2,944	1,400,226	1,283,763	435,000	436,000
Texas	3,908	3,288	1,137,517	1,093,533	291,000	333,000
West	4,565	5,110	2,773,005	3,367,261	607,000	659,000
Other	9	9	7,401	9,159	822,000	1,018,000
Total	17,074	16,549	$7,667,497	7,979,441	$449,000	483,000
Of the total homes delivered listed above, 72 homes with a dollar value of $30.9 million and an average sales price of $429,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2023, compared to 44 home deliveries with a dollar value of $15.8 million and an average sales price of $358,000 for the three months ended May 31, 2022.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022
East	9,667	9,280	$4,239,069	3,898,097	$439,000	420,000
Central	5,520	5,465	2,423,845	2,389,692	439,000	437,000
Texas	7,329	5,825	2,154,490	1,899,163	294,000	326,000
West	8,207	8,502	4,967,027	5,509,465	605,000	648,000
Other	10	15	8,566	14,161	857,000	944,000
Total	30,733	29,087	$13,792,997	13,710,578	$449,000	472,000
Of the total homes delivered listed above, 135 homes with a dollar value of $62.6 million and an average sales price of $464,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2023, compared to 69 home deliveries with a dollar value of $25.1 million and an average sales price of $364,000 for the six months ended May 31, 2022.
Sales Incentives (1):

	Three Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,
	2023	2022	2023	2022
East	$30,900	5,600	6.6%	1.3%
Central	28,600	5,100	6.2%	1.1%
Texas	57,600	12,000	16.5%	3.5%
West	47,300	6,700	7.2%	1.0%
Other	101,800	103,200	11.0%	9.2%
Total	$41,000	7,200	8.4%	1.5%

	Six Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,
	2023	2022	2023	2022
East	$31,500	6,100	6.7%	1.4%
Central	32,700	6,000	6.9%	1.4%
Texas	62,200	12,800	17.5%	3.8%
West	54,700	7,300	8.3%	1.1%
Other	100,200	95,200	10.5%	9.2%
Total	$45,300	7,800	9.2%	1.6%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022	2023	2022
East	370	354	5,484	5,973	$2,356,554	2,753,770	$430,000	461,000
Central	299	315	3,618	3,576	1,539,430	1,663,354	425,000	465,000
Texas	226	205	3,732	3,375	1,079,757	1,189,263	289,000	352,000
West	365	348	5,045	4,858	3,190,159	3,482,679	632,000	717,000
Other	3	3	6	10	5,544	9,203	924,000	920,000
Total	1,263	1,225	17,885	17,792	$8,171,444	9,098,269	$457,000	511,000
Of the total homes listed above, 73 homes with a dollar value of $37.0 million and an average sales price of $507,000 represent homes in seven active communities from unconsolidated entities for the three months ended May 31, 2023, compared to 60 homes with a dollar value of $30.8 million and an average sales price of $514,000 in seven active communities for the three months ended May 31, 2022.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022
East	9,761	10,883	$4,208,450	4,886,826	$431,000	449,000
Central	5,923	6,688	2,509,528	3,065,492	424,000	458,000
Texas	6,874	6,141	1,959,213	2,111,048	285,000	344,000
West	9,510	9,812	5,898,485	6,818,611	620,000	695,000
Other	11	15	9,229	13,831	839,000	922,000
Total	32,079	33,539	$14,584,905	16,895,808	$455,000	504,000
Of the total homes delivered listed above, 170 homes with a dollar value of $75.2 million and an average sales price of $443,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2023, compared to 104 home deliveries with a dollar value of $48.2 million and an average sales price of $463,000 for the six months ended May 31, 2022.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2023 and 2022.
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
East	13%	7%	18%	7%
Central	11%	7%	19%	7%
Texas	19%	21%	21%	20%
West	12%	14%	13%	12%
Other	14%	—%	15%	56%
Total	14%	12%	17%	11%
Backlog:

	At
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022
East	8,799	9,882	$3,789,706	4,566,295	$431,000	462,000
Central	4,428	6,381	1,941,113	3,010,596	438,000	472,000
Texas	2,242	4,582	641,806	1,665,155	286,000	363,000
West	4,743	7,775	3,157,935	5,444,307	666,000	700,000
Other	2	4	1,828	3,611	914,000	903,000
Total	20,214	28,624	$9,532,388	14,689,964	$472,000	513,000
Of the total homes in backlog listed above, 201 homes with a backlog dollar value of $90.4 million and an average sales price of $450,000 represent the backlog from unconsolidated entities at May 31, 2023, compared to 114 homes with a backlog dollar value of $51.7 million and an average sales price of $453,000 at May 31, 2022.

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
Three Months Ended May 31, 2023 versus Three Months Ended May 31, 2022
Homebuilding East: Revenues from home sales increased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey and South Carolina and an increase in the average sales price of homes delivered in all the states in the segment except in Alabama. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in New Jersey and South Carolina was primarily due to a decrease in the number of active communities due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered in all the states in the segment except in Alabama was primarily due to product mix. The decrease in the average sales price of homes delivered in Alabama was primarily due to pricing to market and product mix. In the second quarter of 2023, an increase in revenues per square foot was more than offset by an increase in costs per square foot primarily due to higher materials and labor costs, thus gross margin percentage of home deliveries decreased. In addition, land costs increased year over year.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia, Maryland, Tennessee and Virginia while the average sales price of homes delivered decreased in all the states in the segment except in Georgia, Illinois, Indiana, Maryland and Tennessee. The increase in the number of home deliveries in Illinois, Indiana, Minnesota and North Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states of the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered in Georgia, Illinois, Indiana, Maryland, and Tennessee was primarily due to product mix. The decrease in the average sales price of homes delivered in other states of the segment was primarily due to pricing to market and product mix. In the second quarter of 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding Texas: Revenues from home sales increased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an increase in the number of home deliveries which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the second quarter of 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding West: Revenues from home sales decreased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to a decrease in the number of home deliveries in all the states in the segment except in Arizona, Idaho and Oregon and a decrease in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries in Arizona, Idaho and Oregon was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states of the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in all the states of the segment was primarily due to pricing to market and product mix. In the second quarter of 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Six Months Ended May 31, 2023 versus Six Months Ended May 31, 2022
Homebuilding East: Revenues from home sales increased in the six months ended May 31, 2023 compared to the six months ended May 31, 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey and South Carolina and an increase in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in New Jersey and South Carolina was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered was primarily due to product mix. In the six months ended May 31, 2023, an increase in revenues per square foot was more than offset by an increase in costs per square foot primarily due to higher materials and labor costs, thus gross margin percentage of home deliveries decreased. In addition, land costs increased year over year.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2023 compared to the six months ended May 31, 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia, Maryland, Minnesota, Tennessee and Virginia and an increase in the average sales price of homes delivered in all the states in the segment except in Minnesota, North Carolina and Virginia. The increase in the number of home deliveries in Illinois, Indiana and North Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states of the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered in Georgia, Illinois, Indiana, Maryland, Tennessee was primarily due to product mix. The decrease in the average sales price of homes delivered in other states of the segment was primarily due to pricing to market and product mix. In the six months ended May 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2023, compared to the six months ended May 31, 2022, primarily due to an increase in the number of home deliveries which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the six months ended May 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding West: Revenues from home sales decreased in the six months ended May 31, 2023 compared to the six months ended May 31, 2022, primarily due to a decrease in the number of home deliveries in all the states in the segment except in Arizona, Idaho, Nevada and Oregon and a decrease in the average sales price of homes delivered in all the states in the segment. The increase in the number of home deliveries in Arizona, Idaho, Nevada and Oregon was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states of the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in all the states of the segment was primarily due to pricing to market and product mix. In the six months ended May 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2023	2022	2023	2022
Dollar value of mortgages originated	$3,942,000	3,507,000	7,096,000	6,267,000
Number of mortgages originated	10,700	9,200	19,200	16,500
Mortgage capture rate of Lennar homebuyers	79%	69%	78%	71%
Number of title and closing service transactions	17,600	17,400	31,900	31,100
At May 31, 2023 and November 30, 2022, the carrying value of Financial Services' commercial mortgage-backed securities was $141.4 million and $143.3 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	May 31, 2023	November 30, 2022
Multifamily investments in unconsolidated entities	$629,649	648,126
Lennar's net investment in Multifamily	1,003,069	935,961
Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At May 31, 2023 and November 30, 2022, we had $791.4 million and $788.5 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $292.1 million and $316.5 million, respectively. The investments in equity securities of Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder"), and Sunnova Energy International, Inc. ("Sunnova") are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on our technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2023	2022	2023	2022
Blend Labs (BLND)	$(1,332)	(13,550)	(746)	(20,992)
Hippo (HIPO)	(4,399)	(37,946)	2,233	(162,403)
Opendoor (OPEN)	22,512	(20,999)	14,821	(164,360)
SmartRent (SMRT)	8,621	(3,950)	9,926	(48,313)
Sonder (SOND)	(138)	(1,626)	(458)	(2,132)
Sunnova (NOVA)	233	106	(24,233)	(74,935)
Lennar Other unrealized gains (losses) from technology investments	$25,497	(77,965)	1,543	(473,135)
(2) Financial Condition and Capital Resources
At May 31, 2023, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $4.3 billion, compared to $4.8 billion at November 30, 2022 and $1.6 billion at May 31, 2022.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At May 31, 2023, we had $4.0 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby providing approximately $6.6 billion of available capacity.
Operating Cash Flow Activities
During the six months ended May 31, 2023 and 2022, cash provided by operating activities totaled $1.6 billion and $53 million, respectively. During the six months ended May 31, 2023, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $578 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $436 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by a decrease in accounts payable and other liabilities of $991 million, primarily due to the payment of income taxes.
During the six months ended May 31, 2022, cash provided by operating activities was impacted primarily by our net earnings, excluding Lennar Other mark-to-market losses on our publicly trade technology investments and other losses of $483 million, a decrease in loans held-for-sale of $336 million primarily related to the sale of loans originated by our Financial Services segment, an increase in accounts payable and other liabilities of $277 million and a decrease in receivables of $126 million primarily related to a decrease in Financial Services' receivables, net, which are loans sold to investors for which we have not been paid. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $3.1 billion.

Investing Cash Flow Activities
During the six months ended May 31, 2023 and 2022, cash used in investing activities totaled $81 million and $65 million, respectively. During the six months ended May 31, 2023, our cash used in investing activities was primarily due to cash contributions of $108 million to unconsolidated entities, which included (1) $54 million to Homebuilding unconsolidated entities, (2) $40 million to Lennar other unconsolidated entities and (3) $14 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $46 million, which primarily included (1) $33 million from Homebuilding unconsolidated entities, and (2) $13 million from our Lennar Other unconsolidated entities.
During the six months ended May 31, 2022, our cash used in investing activities was primarily due to cash contributions of $261 million to unconsolidated entities, which included (1) $197 million to Homebuilding unconsolidated entities, (2) $53 million to Lennar Other unconsolidated entities, and (3) $11 million to Multifamily unconsolidated entities. In addition, we also had $79 million of purchases of investment securities related to our publicly traded technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $239 million, which primarily included (1) $156 million from Multifamily unconsolidated entities, (2) $67 million from Homebuilding unconsolidated entities, and (3) $16 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During the six months ended May 31, 2023 and 2022, cash used in financing activities totaled $2.1 billion and $1.4 billion, respectively. During the six months ended May 31, 2023, cash used in financing activities was primarily due to (1) $978 million of net repayments under our Financial Services' warehouse facilities; (2) $465 million of repurchases of our common stock, which included $401 million of repurchases under our repurchase program and $64 million of repurchases related to our equity compensation plan; (3) $158 million of repurchases of senior notes due in fiscal year 2024; (4) $218 million of dividend payments; and (5) $186 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
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
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2023	November 30, 2022	May 31, 2022
Homebuilding debt	$3,852,258	4,047,294	4,645,791
Stockholders’ equity	25,015,145	24,100,500	21,598,255
Total capital	$28,867,403	28,147,794	26,244,046
Homebuilding debt to total capital	13.3%	14.4%	17.7%
Homebuilding debt	$3,852,258	4,047,294	4,645,791
Less: Homebuilding cash and cash equivalents	4,004,679	4,616,124	1,314,741
Net Homebuilding debt	$(152,421)	(568,830)	3,331,050
Net Homebuilding debt to total capital (1)	(0.6)%	(2.4)%	13.4%
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
At May 31, 2023, Homebuilding debt to total capital was lower compared to both November 30, 2022 and May 31, 2022, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns and debt repurchases, partially offset by share repurchases.
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
Subject to market conditions, we intend to spin off our Multifamily and single family home for rent asset management businesses, together with some investment assets, by transferring them to a newly formed subsidiary, Quarterra Group, Inc. ("Quarterra"), and distributing the stock of that subsidiary to our stockholders. That would make us more of a pure homebuilding and financial services company. At this time, we have deferred this transaction due to market conditions.
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended
	May 31,
(Dollars in thousands)	2023	2022
Homebuilding average debt outstanding	$4,010,108	$5,087,360
Average interest rate	4.9%	4.6%
Interest incurred	$99,281	121,732
The maximum available borrowings on our unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	May 31, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitment	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in our Financial Condition and Capital Resources section in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of May 31, 2023. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of May 31, 2023:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2023
Minimum net worth test	$12,853,382	18,674,331
Maximum leverage ratio	65.0%	0.8%
Liquidity test	1.00	48.11
Financial Services Warehouse Facilities
Our Financial Services segment uses residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan origination and securitization activities and were secured by up to 80% interests in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. The details of our Class A and Class B common stock repurchases under the authorized repurchase programs for the six months ended May 31, 2023 and 2022 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2023, treasury shares increased by 4.7 million shares primarily due to our repurchase of 4.0 million shares of Class A and Class B common stock through our stock repurchase program. During the six months ended May 31, 2022, treasury shares decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. This decrease in treasury shares was partially offset by our repurchase of 8.2 million and 1.1 million shares of Class A and Class B common stock, respectively, through our stock repurchase program.
On June 22, 2023, our Board of Directors declared a quarterly cash dividend of $0.375 per share on both our Class A and Class B common stock, payable on July 21, 2023 to holders of record at the close of business on July 7, 2023. On May 10, 2023, we paid cash dividends of $0.375 per share on both our Class A and Class B common stock to holders of record at the close of business on April 26, 2023, as declared by our Board of Directors on April 12, 2023. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2023 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2023 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	May 31, 2023	November 30, 2022
Due from non-guarantor subsidiaries	$19,612,429	17,959,091
Equity method investments	1,002,316	1,090,831
Total assets	42,229,274	40,929,435
Total liabilities	9,485,998	10,455,359

Six Months Ended
(In thousands)	May 31, 2023
Total revenues	$13,665,442
Operating earnings	2,077,023
Earnings before income taxes	1,801,060
Net earnings attributable to Lennar	1,366,664
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe all of the joint ventures were in compliance with applicable debt covenants at May 31, 2023.
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2023, we had equity investments in 48 active homebuilding and land unconsolidated entities (of which 4 had recourse debt, 15 had non-recourse debt and 29 had no debt) and 48 active homebuilding and land unconsolidated entities at November 30, 2022. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of May 31, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Bank debt without recourse to Lennar	$1,358,757	122,008	385,674	734,563	116,512	—
Land seller and other debt without recourse to Lennar	11,349	—	—	—	11,349	—
Maximum recourse debt exposure to Lennar	9,770	—	—	—	9,770	—
Debt issuance costs	(16,278)	—	—	—	—	(16,278)
Total	$1,363,598	122,008	385,674	734,563	137,631	(16,278)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
Multifamily: Investments in Unconsolidated Entities
At May 31, 2023, Multifamily had equity investments in 23 active unconsolidated entities that are engaged in multifamily residential developments (of which 19 had non-recourse debt and 4 had no debt) and 23 active unconsolidated entities at November 30, 2022. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the six months ended May 31, 2023 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Debt without recourse to Lennar	$4,652,220	829,721	1,431,615	1,237,832	1,153,052	—
Debt issuance costs	(23,135)	—	—	—	—	(23,135)
Total	$4,629,085	829,721	1,431,615	1,237,832	1,153,052	(23,135)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (loss) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $170.8 million and $185.1 million as of May 31, 2023 and November 30, 2022, respectively.
As of May 31, 2023 and November 30, 2022, we had strategic technology investments in unconsolidated entities of $121.3 million and $131.5 million, respectively. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
May 31, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	88,396	34,718	123,114
Central	40,298	26,922	67,220
Texas	75,316	28,734	104,050
West	60,118	24,462	84,580
Other	5,758	1,891	7,649
Total homesites	269,886	116,727	386,613	1.7
% of total homesites	70%	30%

				Years of
May 31, 2022	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	109,986	40,905	150,891
Central	42,281	33,652	75,933
Texas	90,443	35,194	125,637
West	70,434	35,502	105,936
Other	5,758	1,891	7,649
Total homesites	318,902	147,144	466,046	2.4
% of total homesites	68%	32%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, except for a decrease of $1.0 billion borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2023 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of May 31, 2023, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2023, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.0 billion under residential facilities and $4.4 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2023

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2023	2024	2025	2026	2027	2028	Thereafter	Total	2023
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$40.7	1,347.6	677.9	465.3	1,275.9	38.0	—	3,845.4	3,813.7
Average interest rate	4.8%	5.0%	4.7%	5.0%	4.8%	6.2%	—	4.9%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	131.7	131.7	132.3
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,025.4	—	—	—	—	—	—	1,025.4	1,025.4
Average interest rate	6.9%	—	—	—	—	—	—	6.9%	—
Multifamily:
Notes payable:
Fixed rate	$13.5	—	—	—	—	—	—	13.5	13.5
Average interest rate	0.0%	—	—	—	—	—	—	0.0%	—
Variable rate	$—	3.4	—	—	—	—	—	3.4	3.4
Average interest rate	—	3.6%	—	—	—	—	—	3.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Item 4. Controls and Procedures
Each of our Co-Chief Executive Officers and Co-Presidents ("Co-CEOs") and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are party to various claims and lawsuits relating to homes we sold which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in a number of cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third-party insurers, subcontractor insurers or indemnity contributions from subcontractors. From time to time, we are also a party to lawsuits involving purchases and sales of real property. These lawsuits often include claims regarding representations and warranties made in connection with the transfer of the property and disputes regarding the obligation to purchase or sell the property. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle all of the foregoing matters before they reach litigation for amounts that are not material to us.
We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business or financial position. However, the financial effect of litigation concerning purchases and sales of property may depend upon the value of the subject property, which may have changed from the time the agreement for purchase or sale was entered into.
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. There have been no material changes in our risk factors from those disclosed in those reports, other than the impact of inflation and increased interest rates, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2023:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2023	358,466	$98.42	350,000	23,254,347
April 1 to April 30, 2023	659,707	$98.73	659,707	22,594,640
May 1 to May 31, 2023	990,955	$109.34	990,293	21,604,347
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program.
Items 3 - 5. Not Applicable

Item 6. Exhibits

31.1*	Rule 13a-14(a) certification by Rick Beckwitt.
31.2*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3*	Rule 13a-14(a) certification by Diane Bessette.
32.**	Section 1350 certifications by Rick Beckwitt, Jonathan M. Jaffe, and Diane Bessette.
101.*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, filed on June 30, 2023, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104***	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
*** Included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	June 30, 2023	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	June 30, 2023	/s/ David Collins
David Collins
Vice President and Controller