Form 10-Q
period 2023-08-31
LENNAR CORP /NEW/
filed 2023-09-29
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ To _______
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5505 Waterford District Drive, Miami, Florida 33126
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2023:
Class A 250,152,358
Class B 34,202,541

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	August 31,	November 30,
	2023 (1)	2022 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$3,887,809	4,616,124
Restricted cash	16,201	23,046
Receivables, net	843,750	673,980
Inventories:
Finished homes and construction in progress	12,368,338	11,718,507
Land and land under development	6,993,835	7,382,273
Consolidated inventory not owned	2,687,343	2,331,231
Total inventories	22,049,516	21,432,011
Investments in unconsolidated entities	1,157,021	1,173,164
Goodwill	3,442,359	3,442,359
Other assets	1,578,692	1,323,478
	32,975,348	32,684,162
Financial Services	2,334,594	3,254,257
Multifamily	1,354,587	1,257,337
Lennar Other	773,596	788,539
Total assets	$37,438,125	37,984,295
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
As of August 31, 2023, total assets include $1.9 billion related to consolidated VIEs of which $33.4 million is included in Homebuilding cash and cash equivalents, $2.3 million in Homebuilding receivables, net, $37.5 million in Homebuilding finished homes and construction in progress, $847.8 million in Homebuilding land and land under development, $921.4 million in Homebuilding consolidated inventory not owned, $0.5 million in Homebuilding investments in unconsolidated entities, $25.3 million in Homebuilding other assets and $31.9 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	August 31,	November 30,
	2023 (2)	2022 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,721,530	1,616,128
Liabilities related to consolidated inventory not owned	2,300,686	1,967,551
Senior notes and other debts payable, net	3,320,119	4,047,294
Other liabilities	2,600,807	3,347,673
	9,943,142	10,978,646
Financial Services	1,333,485	2,353,904
Multifamily	290,266	313,484
Lennar Other	82,690	97,894
Total liabilities	11,649,583	13,743,928
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2023 and November 30, 2022 - 400,000,000 shares; Issued: August 31, 2023 - 258,444,467 shares and November 30, 2022 - 256,084,147 shares	25,844	25,608
Class B common stock of $0.10 par value; Authorized: August 31, 2023 and November 30, 2022 - 90,000,000 shares; Issued: August 31, 2023 - 36,601,215 shares and November 30, 2022 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,561,793	5,417,796
Retained earnings	21,113,282	18,861,417
Treasury stock, at cost; August 31, 2023 - 8,292,109 shares of Class A common stock and 2,398,674 shares of Class B common stock; November 30, 2022 - 2,455,387 shares of Class A common stock and 419,860 shares of Class B common stock	(1,052,000)	(210,389)
Accumulated other comprehensive income	4,040	2,408
Total stockholders’ equity	25,656,619	24,100,500
Noncontrolling interests	131,923	139,867
Total equity	25,788,542	24,240,367
Total liabilities and equity	$37,438,125	37,984,295
(2)As of August 31, 2023, total liabilities include $1.1 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $147.8 million is included in Homebuilding accounts payable, $878.2 million in Homebuilding liabilities related to consolidated inventory not owned, $25.9 million in Homebuilding senior notes and other debts payable and $4.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Revenues:
Homebuilding	$8,318,615	8,479,496	22,144,937	22,209,683
Financial Services	266,206	202,078	672,166	578,945
Multifamily	137,394	243,056	432,661	686,436
Lennar Other	7,388	9,801	15,419	21,579
Total revenues	8,729,603	8,934,431	23,265,183	23,496,643
Costs and expenses:
Homebuilding	6,863,063	6,494,737	18,576,734	17,241,788
Financial Services	117,211	138,730	331,835	320,871
Multifamily	139,759	215,433	443,069	654,322
Lennar Other	6,155	10,007	19,426	23,650
Corporate general and administrative	114,144	115,557	365,002	334,425
Charitable foundation contribution	18,559	17,248	49,292	46,335
Total costs and expenses	7,258,891	6,991,712	19,785,358	18,621,391
Equity in loss from unconsolidated entities	(23,989)	(13,310)	(104,931)	(34,871)
Other income (expense), net and other gains (losses)	44,151	(19,296)	57,511	(25,564)
Lennar Other unrealized losses from technology investments	(15,713)	(85,839)	(14,170)	(558,974)
Earnings before income taxes	1,475,161	1,824,274	3,418,235	4,255,843
Provision for income taxes	(358,209)	(351,580)	(824,233)	(951,276)
Net earnings (including net earnings attributable to noncontrolling interests)	1,116,952	1,472,694	2,594,002	3,304,567
Less: Net earnings attributable to noncontrolling interests	7,956	5,350	16,778	12,886
Net earnings attributable to Lennar	$1,108,996	1,467,344	2,577,224	3,291,681
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$208	342	1,632	1,146
Reclassification adjustments for gain included in earnings, net of tax	—	—	—	2,285
Total other comprehensive income, net of tax	$208	342	1,632	3,431
Total comprehensive income attributable to Lennar	$1,109,204	1,467,686	2,578,856	3,295,112
Total comprehensive income attributable to noncontrolling interests	$7,956	5,350	16,778	12,886
Basic earnings per share	$3.87	5.04	8.94	11.19
Diluted earnings per share	$3.87	5.03	8.94	11.18

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2023	2022
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$2,594,002	3,304,567
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,146	57,921
Amortization of discount/premium on debt, net	(2,194)	(1,312)
Equity in loss from unconsolidated entities	104,931	34,870
Distributions of earnings from unconsolidated entities	33,714	46,376
Share-based compensation expense	139,616	154,710
Deferred income tax benefit	(102,322)	(15,991)
Gain on redemption/repurchases of senior notes	(6,878)	—
Loans held-for-sale unrealized loss	33,358	41,356
Lennar Other unrealized losses from technology investments and other (gains) losses	14,131	578,674
Gain on sale of other assets	(7,015)	(7,572)
Valuation adjustments and write-offs of option deposits, pre-acquisition costs and other assets	96,451	27,247
Changes in assets and liabilities:
(Increase) decrease in receivables	167,573	(164,383)
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(7,571)	(3,894,170)
Increase in other assets	(100,843)	(110,761)
Decrease in loans held-for-sale	434,332	318,974
(Decrease) increase in accounts payable and other liabilities	(881,890)	180,946
Net cash provided by operating activities	2,590,541	551,452
Cash flows from investing activities:
Net additions of operating properties and equipment	(53,610)	(27,534)
Proceeds from the sale of other assets	13,215	18,247
Investments in and contributions to unconsolidated entities	(152,530)	(396,734)
Distributions of capital from unconsolidated entities	69,960	331,801
Proceeds from sale of commercial mortgage-backed securities bonds	—	9,191
Decrease in Financial Services loans held-for-investment	12,222	18,859
Purchases of investment securities	(8,000)	(93,769)
Proceeds from maturities/sales of investment securities	3,778	8,472
Net cash used in investing activities	$(114,965)	(131,467)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2023	2022
Cash flows from financing activities:
Net repayments under warehouse facilities	$(980,929)	(238,113)
Redemption/repurchases of senior notes	(633,059)	(575,000)
Principal payments on notes payable and other borrowings	(89,042)	(35,542)
Proceeds from liabilities related to consolidated inventory not owned	341,288	845,408
Payments related to consolidated inventory not owned	(597,477)	(517,654)
Payments related to other liabilities, net	(4,016)	—
Receipts related to noncontrolling interests	6,309	30,060
Payments related to noncontrolling interests	(43,418)	(85,098)
Common stock:
Repurchases	(841,611)	(918,682)
Dividends	(325,359)	(329,717)
Net cash used in financing activities	(3,167,314)	(1,824,338)
Net decrease in cash and cash equivalents and restricted cash	(691,738)	(1,404,353)
Cash and cash equivalents and restricted cash at beginning of period	4,815,770	2,955,683
Cash and cash equivalents and restricted cash at end of period	$4,124,032	1,551,330
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$3,887,809	1,309,364
Financial Services	167,216	143,630
Multifamily	28,712	40,870
Lennar Other	5,344	10,181
Homebuilding restricted cash	16,201	32,575
Financial Services restricted cash	18,750	14,710
	$4,124,032	1,551,330
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories financed by sellers	$13,500	33,965
Non-cash contributions to unconsolidated entities	120	204,911
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	$—	(19,800)
Other assets	—	41
Investments in unconsolidated entities	—	(736)
Other liabilities	—	(271)
Noncontrolling interests	—	20,766

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
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2023 and November 30, 2022 included $355.5 million and $1.0 billion, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended August 31, 2023 and 2022, the Company granted employees an immaterial number of nonvested shares. During the nine months ended August 31, 2023 and 2022, the Company granted employees 2.0 million and 1.4 million of nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform," which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024, with earlier adoption permitted. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform - Scope," which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform - Deferral of the Sunset Date of Topic 848," which defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on the Company's condensed consolidated financial statements.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	August 31, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,887,809	167,216	28,712	5,344	4,089,081
Restricted cash	16,201	18,750	—	—	34,951
Receivables, net (1)	843,750	372,265	104,611	—	1,320,626
Inventories	22,049,516	—	529,467	—	22,578,983
Loans held-for-sale (2)	—	1,287,773	—	—	1,287,773
Investments in equity securities (3)	—	—	—	397,943	397,943
Investments available-for-sale (4)	—	—	—	37,114	37,114
Loans held-for-investment, net	—	51,330	—	—	51,330
Investments held-to-maturity	—	140,967	—	—	140,967
Investments in unconsolidated entities	1,157,021	—	623,269	288,534	2,068,824
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,578,692	106,594	68,528	44,661	1,798,475
	$32,975,348	2,334,594	1,354,587	773,596	37,438,125
Liabilities:
Notes and other debts payable, net	$3,320,119	1,154,163	3,477	—	4,477,759
Accounts payable and other liabilities	6,623,023	179,322	286,789	82,690	7,171,824
	$9,943,142	1,333,485	290,266	82,690	11,649,583

(In thousands)	November 30, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,616,124	139,378	17,827	5,391	4,778,720
Restricted cash	23,046	14,004	—	—	37,050
Receivables, net (1)	673,980	826,163	114,134	—	1,614,277
Inventories	21,432,011	—	430,442	—	21,862,453
Loans held-for-sale (2)	—	1,776,311	—	—	1,776,311
Investments in equity securities (3)	—	—	—	391,026	391,026
Investments available-for-sale (4)	—	—	—	35,482	35,482
Loans held-for-investment, net	—	45,636	—	—	45,636
Investments held-to-maturity	—	143,251	—	—	143,251
Investments in unconsolidated entities	1,173,164	—	648,126	316,523	2,137,813
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,323,478	119,815	46,808	40,117	1,530,218
	$32,684,162	3,254,257	1,257,337	788,539	37,984,295
Liabilities:
Notes and other debts payable, net	$4,047,294	2,135,093	16,749	—	6,199,136
Accounts payable and other liabilities	6,931,352	218,811	296,735	97,894	7,544,792
	$10,978,646	2,353,904	313,484	97,894	13,743,928
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2023 and November 30, 2022, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $186.0 million and $178.0 million without readily available fair values as of August 31, 2023 and November 30, 2022, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Financial information relating to the Company’s segments was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Revenues:
Homebuilding	$8,318,615	8,479,496	22,144,937	22,209,683
Financial Services	266,206	202,078	672,166	578,945
Multifamily (1)	137,394	243,056	432,661	686,436
Lennar Other	7,388	9,801	15,419	21,579
	$8,729,603	8,934,431	23,265,183	23,496,643
Earnings (loss) before income taxes:
Homebuilding	$1,493,820	1,963,224	3,615,068	4,953,485
Financial Services (2)	148,995	63,348	340,331	258,074
Multifamily	(8,733)	48,487	(38,496)	54,582
Lennar Other	(26,218)	(117,980)	(84,374)	(629,538)
Corporate and Unallocated (3)	(132,703)	(132,805)	(414,294)	(380,760)
	$1,475,161	1,824,274	3,418,235	4,255,843
(1)Revenues for Multifamily for the three and nine months ended August 31, 2022, included $62.2 million and $210.0 million, respectively, of land sales to unconsolidated entities.
(2)Financial Services operating earnings for the three and nine months ended August 31, 2022, included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment.
(3)Corporate and unallocated consists primarily of corporate general and administrative expenses and charitable foundation contributions.
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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company’s homebuilding segments were as follows:

	August 31,	November 30,
	2023	2022
(In thousands)
East	$7,390,919	6,877,581
Central	4,262,363	4,010,610
Texas	3,604,254	3,742,663
West	11,872,484	12,182,709
Other	1,524,150	1,382,864
Corporate and Unallocated	4,321,178	4,487,735
Total Homebuilding	$32,975,348	32,684,162
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Revenues
East	$2,414,026	2,540,285	6,613,284	6,424,922
Central	1,600,131	1,577,544	4,060,546	3,970,805
Texas	1,176,875	1,140,556	3,340,539	3,048,676
West	3,117,265	3,212,169	8,103,423	8,733,429
Other	10,318	8,942	27,145	31,851
	$8,318,615	8,479,496	22,144,937	22,209,683

Operating earnings (loss)
East	$553,700	642,482	1,483,819	1,548,296
Central	261,542	272,351	607,140	631,224
Texas	219,871	278,814	528,231	722,983
West	479,968	788,443	1,065,940	2,077,740
Other	(21,261)	(18,866)	(70,062)	(26,758)
	$1,493,820	1,963,224	3,615,068	4,953,485
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At August 31, 2023, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

(In thousands)	Maximum Aggregate Commitment
Residential facilities maturing:
December 2023	$500,000
April 2024 (1)	500,000
May 2024 (2)	1,500,000
June 2024	200,000
Total residential facilities	$2,700,000
LMF Commercial facilities maturing:
November 2023	$100,000
December 2023	400,000
Total LMF commercial facilities	$500,000
Total	$3,200,000
(1)Maximum aggregate commitment includes an uncommitted amount of $250 million.
(2)Maximum aggregate commitment includes $900 million that is available from August 2023 to December 2023. Subsequent to December 2023, the maximum aggregate commitment will be $600 million until maturity in May 2024.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	August 31, 2023	November 30, 2022
Borrowings under the residential facilities	$1,002,786	1,877,411
Collateral under the residential facilities	1,039,977	1,950,155
Borrowings under the LMF Commercial facilities	20,000	124,399
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and nine months ended August 31, 2023 and 2022. Loan origination liabilities were $17.5 million and $11.8 million as of August 31, 2023 and November 30, 2022, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2023	2022	2023	2022
Originations (1)	$161,308	109,850	325,378	518,345
Sold	100,562	188,266	265,864	511,733
Securitizations	3	2	6	4
(1)During both the three and nine months ended August 31, 2023 and 2022, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2023 and November 30, 2022, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during either the three or nine months ended August 31, 2023 or 2022. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	August 31, 2023	November 30, 2022
Carrying value	$140,967	143,251
Outstanding debt, net of debt issuance costs	131,377	133,283
Incurred interest rate	3.4%	3.4%

	August 31, 2023
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Blend Labs (BLND)	$386	(518)	(360)	(21,510)
Hippo (HIPO)	(17,166)	(32,933)	(14,933)	(195,336)
Opendoor (OPEN)	23,638	(54,391)	38,459	(218,751)
SmartRent (SMRT)	(1,707)	(23,118)	8,219	(71,431)
Sonder (SOND)	(91)	(168)	(549)	(2,300)
Sunnova (NOVA)	(20,773)	25,289	(45,006)	(49,646)
Lennar Other unrealized losses from technology investments	$(15,713)	(85,839)	(14,170)	(558,974)
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. As of August 31, 2023, the Company’s carrying value in Doma was zero as a result of allocated losses from Doma.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	August 31, 2023	November 30, 2022
Investments in unconsolidated entities (1) (2)	$1,157,021	1,173,164
Underlying equity in unconsolidated entities' net assets (1)	1,512,908	1,504,315
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2023 and November 30, 2022, the carrying amount of the Company's investment was $416.6 million and $382.9 million, respectively.
As of August 31, 2023 and November 30, 2022, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $334.8 million and $333.6 million, respectively.
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
As of both August 31, 2023 and November 30, 2022, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2023, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022.
In 2021, the Company formed the Upward America Venture LP ("Upward America"), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to people who will live in them. Upward America has raised equity commitments totaling $1.6 billion. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of August 31, 2023 and November 30, 2022, the carrying amount of the Company's investment in Upward America was $16.8 million and $37.7 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to it) have been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2022. As of both August 31, 2023 and November 30, 2022, the fair value of the completion guarantees was immaterial. As of August 31, 2023 and November 30, 2022, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.4 billion and $1.0 billion, respectively.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
General contractor services, net of deferrals	$120,510	123,550	374,283	366,419
General contractor costs	114,371	118,738	357,168	350,773
Land sales to joint ventures	—	62,218	—	209,979
Management fee income, net of deferrals	16,884	17,514	52,499	46,968

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment has completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the Fund is 4%. As of August 31, 2023, the Company has a $30.6 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund.
Details of LMV I and LMV II as of and during the nine months ended August 31, 2023 are included below:

	August 31, 2023
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$200,707	277,265
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the nine months ended August 31, 2023	—	—
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $162.8 million and $185.1 million as of August 31, 2023 and November 30, 2022, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds of $125.8 million and $131.5 million, as of August 31, 2023 and November 30, 2022, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2023 and 2022:

	Three Months Ended August 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832	20,111,368	145,974
Net earnings (including net earnings attributable to noncontrolling interests)	1,116,952	—	—	—	—	—	1,108,996	7,956
Employee stock and directors plans	(8,552)	1	—	(620)	(7,933)	—	—	—
Purchases of treasury stock	(368,381)	—	—	—	(368,381)	—	—	—
Amortization of restricted stock	12,885	—	—	12,885	—	—	—	—
Cash dividends	(107,082)	—	—	—	—	—	(107,082)	—
Receipts related to noncontrolling interests	1,391	—	—	—	—	—	—	1,391
Payments related to noncontrolling interests	(22,795)	—	—	—	—	—	—	(22,795)
Non-cash purchase or activity of noncontrolling interests, net	2,797	—	—	3,400	—	—	—	(603)
Total other comprehensive income, net of tax	208	—	—	—	—	208	—	—
Balance at August 31, 2023	$25,788,542	25,844	3,660	5,561,793	(1,052,000)	4,040	21,113,282	131,923

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended August 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2022	$21,789,774	25,582	3,660	5,355,182	(76,615)	1,748	16,288,698	191,519
Net earnings (including net earnings attributable to noncontrolling interests)	1,472,694	—	—	—	—	—	1,467,344	5,350
Employee stock and directors plans	(13,106)	—	—	39	(13,145)	—	—	—
Amortization of restricted stock	38,200	—	—	38,200	—	—	—	—
Cash dividends	(108,749)	—	—	—	—	—	(108,749)	—
Receipts related to noncontrolling interests	11,965	—	—	—	—	—	—	11,965
Payments related to noncontrolling interests	(19,577)	—	—	—	—	—	—	(19,577)
Non-cash purchase or activity of noncontrolling interests, net	(44,005)	—	—	(5,008)	—	—	—	(38,997)
Total other comprehensive income, net of tax	342	—	—	—	—	342	—	—
Balance at August 31, 2022	$23,127,538	25,582	3,660	5,388,413	(89,760)	2,090	17,647,293	150,260

	Nine Months Ended August 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408		18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	2,594,002	—	—	—	—	—		2,577,224	16,778
Employee stock and directors plans	(71,313)	236	—	822	(72,371)	—		—	—
Purchases of treasury stock	(769,240)	—	—	—	(769,240)	—		—	—
Amortization of restricted stock	139,616	—	—	139,616	—	—		—	—
Cash dividends	(325,359)	—	—	—	—	—	—	(325,359)	—
Receipts related to noncontrolling interests	6,309	—	—	—	—	—		—	6,309
Payments related to noncontrolling interests	(43,418)	—	—	—	—	—		—	(43,418)
Non-cash purchase or activity of noncontrolling interests, net	15,946	—	—	3,559	—	—		—	12,387
Total other comprehensive income, net of tax	1,632	—	—	—	—	1,632		—	—
Balance at August 31, 2023	$25,788,542	25,844	3,660	5,561,793	(1,052,000)	4,040		21,113,282	131,923

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2022
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2021	$20,996,282	30,050	3,944	8,807,891	(2,709,448)	(1,341)		14,685,329	179,857
Net earnings (including net earnings attributable to noncontrolling interests)	3,304,567	—	—	—	—	—		3,291,681	12,886
Employee stock and directors plans	(70,525)	199	—	893	(71,617)	—		—	—
Retirement of treasury stock	—	(4,667)	(284)	(3,533,425)	3,538,376	—		—	—
Purchases of treasury stock	(847,071)	—	—	—	(847,071)	—		—	—
Amortization of restricted stock	154,710	—	—	154,710	—	—		—	—
Cash dividends	(329,717)	—	—	—	—	—	—	(329,717)	—
Receipts related to noncontrolling interests	30,060	—	—	—	—	—		—	30,060
Payments related to noncontrolling interests	(85,098)	—	—	—	—	—		—	(85,098)
Non-cash purchase or activity of noncontrolling interests, net	(29,101)	—	—	(41,656)	—	—		—	12,555
Total other comprehensive loss, net of tax	3,431	—	—	—	—	3,431		—	—
Balance at August 31, 2022	$23,127,538	25,582	3,660	5,388,413	(89,760)	2,090		17,647,293	150,260
On September 27, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.375 per share on both its Class A and Class B common stock, payable on October 26, 2023 to holders of record at the close of business on October 12, 2023. On July 21, 2023, the Company paid a cash dividend of $0.375 per share on both of its Class A and Class B common stock to holders of record at the close of business on July 7, 2023, as declared by its Board of Directors on June 22, 2023. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both its Class A and Class B common stock.
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

	Three Months Ended				Nine Months Ended
	August 31,				August 31
	2023		2022		2023		2022
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	2,305,300	694,700	—	—	5,021,186	1,978,814	8,246,000	1,122,000
Total purchase price	$287,024	$78,855	$—	$—	$568,892	$193,970	$762,282	$84,601
Average price per share	$124.51	$113.51	$—	$—	$113.30	$98.02	$92.44	$75.40
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2023	2022	2023	2022
Provision for income taxes	$358,209	351,580	824,233	951,276
Effective tax rate (1)	24.4%	19.3%	24.2%	22.4%
(1)In the three and nine months ended August 31, 2023, the Company's overall effective income tax rate was higher than in the three and nine months ended August 31, 2022, primarily due to the resolution of an uncertain state tax position and the retroactive reinstatement of the new energy efficient home credit, both during the third quarter of 2022. For both the three and nine months ended August 31, 2023 and 2022, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net earnings attributable to Lennar	$1,108,996	1,467,344	2,577,224	3,291,681
Less: distributed earnings allocated to nonvested shares	672	655	4,968	3,830
Less: undistributed earnings allocated to nonvested shares	12,549	15,088	28,252	34,605
Numerator for basic earnings per share	1,095,775	1,451,601	2,544,004	3,253,246
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	—	1,038	—	3,881
Numerator for diluted earnings per share	$1,095,775	1,450,563	2,544,004	3,249,365
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	282,854	288,109	284,612	290,645
Denominator for diluted earnings per share - weighted average common shares outstanding	282,854	288,109	284,612	290,645
Basic earnings per share	$3.87	5.04	8.94	11.19
Diluted earnings per share	$3.87	5.03	8.94	11.18
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For both the three and nine months ended August 31, 2023 and 2022, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2023	November 30, 2022
4.875% senior notes due December 2023 (1)	$377,973	399,169
4.50% senior notes due 2024 (1)	463,407	648,975
4.75% senior notes due 2025	499,225	498,892
5.25% senior notes due 2026	403,345	404,257
5.00% senior notes due 2027	351,453	351,741
4.75% senior notes due 2027	896,820	896,259
5.875% senior notes due 2024	—	434,128
Mortgage notes on land and other debt	327,896	413,873
	$3,320,119	4,047,294
(1)During the three months ended August 31, 2023, the Company repurchased $19.9 million and $30.4 million aggregate principal amount of 4.875% senior notes and 4.50% senior notes, respectively, through open market repurchases. During the nine months ended August 31, 2023, the Company repurchased $21.8 million and $186.2 million aggregate principal amount of 4.875% senior notes and 4.50% senior notes, respectively, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $5.2 million and $7.6 million as of August 31, 2023 and November 30, 2022, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
During the three months ended August 31, 2023, the Company redeemed $425 million aggregate principal amount of its 5.875% senior notes due November 2024 at an early redemption price of 100% of the principal amount outstanding using cash on hand, resulting in a pre-tax gain of $6.0 million, included in Homebuilding other income (expense), net.
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	August 31, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2022. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	August 31, 2023	November 30, 2022
Performance letters of credit	$1,423,643	1,259,033
Financial letters of credit	399,866	503,659
Surety bonds	4,367,124	4,136,715
Anticipated future costs primarily for site improvements related to performance surety bonds	2,425,037	2,273,694
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
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2023 and November 30, 2022, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2023		November 30, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$51,330	51,330	45,636	45,647
Investments held-to-maturity	Level 3	140,967	139,993	143,251	143,208
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$3,320,119	3,271,836	4,047,294	3,993,242
Financial Services notes and other debts payable, net	Level 2	1,154,163	1,154,797	2,135,093	2,135,797
Multifamily notes payable, net	Level 2	3,477	3,477	16,749	16,749
The following methods and assumptions are used by the Company in estimating fair values:
Financial Services - The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
financial information. For notes and other debts payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the majority of the borrowings.
Homebuilding - For senior notes and other debts payable, the fair value of fixed-rate borrowings is primarily based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Multifamily - For notes payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the borrowings.
Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2023	November 30, 2022
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,250,478	1,750,712
LMF Commercial loans held-for-sale	Level 3	37,295	25,599
Mortgage servicing rights	Level 3	3,416	3,463
Forward options	Level 1	5,714	9,473
Lennar Other Assets:
Investments in equity securities	Level 1	$211,898	212,981
Investments available-for-sale	Level 3	37,114	35,482
Residential and LMF Commercial loans held-for-sale in the table above include:

	August 31, 2023		November 30, 2022
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,267,604	(17,126)	1,734,480	16,233
LMF Commercial loans held-for-sale	37,842	(547)	24,000	1,599
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2023 and November 30, 2022. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of August 31, 2023	As of November 30, 2022
Unobservable inputs
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	10%	7%
Forward options - Fair value of forward options is based on independent quoted market prices for similar financial instruments. The fair value of these are included in Financial Services' other assets and the Company recognizes the changes in the fair value of the premium paid as Financial Services' Revenue.
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gains (losses) from technology investments on the Company’s condensed consolidated statements of operations and comprehensive income.
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(9,795)	(14,319)	(33,358)	(41,356)
Mortgage loan commitments	18,139	(7,958)	(16,922)	18,597
Forward contracts	(9,379)	42,781	63,323	34,291
Forward options	(485)	(6)	(1,437)	(6)
Changes in fair value included in Lennar Other unrealized losses from technology investments:
Investments in equity securities	$(15,713)	(85,839)	(14,170)	(558,974)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$208	342	1,632	1,146
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	August 31,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,398	22,754	3,221	84,205
Purchases/loan originations	34	161,308	93	109,850
Sales/loan originations sold, including those not settled	—	(100,562)	—	(188,266)
Disposals/settlements	(94)	(45,667)	(54)	—
Changes in fair value (1)	78	(535)	96	693
Interest and principal paydowns	—	(3)	—	(35)
Ending balance	$3,416	37,295	3,356	6,447

	Nine Months Ended
	August 31,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	25,599	2,492	68
Purchases/loan originations	155	325,378	275	518,345
Sales/loan originations sold, including those not settled	—	(265,864)	—	(511,733)
Disposals/settlements	(237)	(45,667)	(320)	—
Changes in fair value (1)	35	(547)	909	247
Interest and principal paydowns	—	(1,604)	—	(480)
Ending balance	$3,416	37,295	3,356	6,447
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		August 31,
		2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$67,006	57,801	(9,205)	21,268	17,034	(4,234)
Land and land under development (2)	Level 3	26,740	24,612	(2,128)	100,043	93,095	(6,948)
Investments in unconsolidated entities (3)	Level 3	—	—	—	1,453	—	(1,453)

		Nine Months Ended
		August 31,
		2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$250,822	216,703	(34,119)	55,292	48,075	(7,217)
Land and land under development (2)	Level 3	69,605	48,315	(21,290)	129,580	111,003	(18,577)
Investments in unconsolidated entities (3)	Level 3	78,834	37,792	(41,042)	1,453	—	(1,453)
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the three and nine months ended August 31, 2023, total losses, net, for land and land under development included $1.6 million and $18.7 million, respectively, of deposit and pre-acquisition cost write-offs.
(3)Valuation adjustments related to investments in unconsolidated entities were primarily included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income for the three and nine months ended August 31, 2023.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2023	1,247	21	6	$53,211	$18,844
August 31, 2022	1,182	5	1	8,815	2,710
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended
	August 31,
	2023			2022
Unobservable inputs	Range
Average selling price	$371,000	—	850,000	750,000
Absorption rate per quarter (homes)	3	—	26	2
Discount rate	20%			20%
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2022.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the nine months ended August 31, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income.
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(9)Variable Interest Entities
During the nine months ended August 31, 2023, the Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the nine months ended August 31, 2023.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	August 31, 2023		November 30, 2022
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$663,528	749,232	586,935	718,719
Multifamily (2)	392,900	411,104	607,484	633,934
Financial Services (3)	140,967	140,967	143,251	143,251
Lennar Other (4)	55,167	55,167	55,952	55,952
	$1,252,562	1,356,470	1,393,622	1,551,856
(1)As of August 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $70.3 million and $77.3 million, respectively. In addition, as of August 31, 2023, there was recourse debt of a VIE of $10.5 million and as of November 30, 2022, there was $52.7 million of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of August 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV 1 and LMV II, in addition to the investment, also included the remaining combined equity commitment of $12.8 million and $19.3 million as of August 31, 2023 and November 30, 2022, respectively, for future expenditures related to the construction and development of its projects. The decrease in exposure for the nine months ended August 31, 2023 is primarily due to the removal of LMV I as the Fund does not expect to call for equity in the future. As a result, LMV I is not a VIE as of August 31, 2023.
(3)As of August 31, 2023 and November 30, 2022, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of August 31, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of August 31, 2023 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies that the Company is economically compelled to takedown was $925.0 million as of August 31, 2023 and is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.8 billion as of August 31, 2023.
During the nine months ended August 31, 2023, consolidated inventory not owned increased by $356.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2023. The increase was primarily due to land financing transactions and the consolidation of homesites under option that the Company is economically compelled to takedown. These increases were partially offset by homesite takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of August 31, 2023. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(Dollars in thousands)	August 31, 2023	November 30, 2022
Non-refundable option deposits and pre-acquisition costs	$2,168,595	1,990,946
Letters of credit in lieu of cash deposits under certain land and option contracts	162,634	163,942
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Warranty reserve, beginning of the period	$415,154	377,990	418,017	377,021
Warranties issued	75,024	73,697	195,924	190,704
Adjustments to pre-existing warranties from changes in estimates (1)	(8,568)	10,301	1,620	16,023
Payments	(80,279)	(67,395)	(214,230)	(189,155)
Warranty reserve, end of period	$401,331	394,593	401,331	394,593
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2023 and 2022 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

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

(Dollars in thousands)	August 31, 2023	November 30, 2022
Right-of-use assets	$137,822	149,966
Lease liabilities	146,006	158,832
Weighted-average remaining lease term (in years)	7.6	7.9
Weighted-average discount rate	3.2%	3.0%
Future minimum payments under the noncancellable leases in effect at August 31, 2023 were as follows:

(In thousands)	Lease Payments
2023	$8,491
2024	30,400
2025	26,485
2026	20,905
2027	17,471
Thereafter	60,367
Total future minimum lease payments (1)	$164,119
Less: Interest (2)	18,113
Present value of lease liabilities (2)	$146,006
(1)Total future minimum lease payments exclude variable lease costs of $29.2 million and short-term lease costs of $2.3 million.
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
The Company's rental expense on lease liabilities were as follows:

	Nine Months Ended
	August 31,
(In thousands)	2023	2022
Rental expense	$78,053	78,244
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the nine months ended August 31, 2023 and 2022, the Company had an immaterial amount of sublease income.

Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words "anticipate," "believe," "consider," "estimate," "expect," "forecast," "intend," "objective," "plan," "predict," "projection," "seek," "strategy," "target," "outlook," "will," "should," "could" or other words of similar meaning, as well as statements written in the future tense. Forward-looking statements contained herein may include opinions or beliefs regarding market conditions and similar matters. In many instances, those opinions and beliefs are based upon general observations by members of our management, anecdotal evidence and our experience in the conduct of our businesses, without specific investigations or analyses. Therefore, while they reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views or views that are necessarily shared by all who are involved in those industries or markets. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
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
Outlook
In these current market conditions, the Lennar team has remained focused on balancing and maintaining production and sales pace, reducing cycle time and increasing cash flow, improving inventory turn and driving strong bottom line earnings, which have produced solid results for the quarter. As a result, we ended the third quarter with stronger-than-expected revenues and deliveries, strong profitability and cash flow, a fortified balance sheet, strong liquidity and low leverage. Our third quarter results reflect consistent adherence to the core operating strategies that we have described in prior quarters against the backdrop of an evolving economic environment and a constructively configured housing landscape.
The economic environment for the homebuilding industry has stabilized relative to the aggressive interest rate climb that defined the environment in 2022. We have entered a phase of more measured adjustments to curtail inflation while the Fed reduces its balance sheet and engages other mechanisms to reduce capital in the market. Although persistent inflation remains, aggressive interest rate hikes which began in 2022 have given way to moderated and measured rate movements, allowing the market to adjust in a more orderly fashion. While the Fed is working to reduce overall capital levels, the elimination of sharp turns and aggressive moves is generally conducive to consumers gaining access to sufficient capital for their necessities, including housing. Against that backdrop, the current housing market is generally defined by a low supply of, and strong demand for, affordable products. Consumers have adjusted to and accepted higher interest rates for longer terms and are willing to purchase or rent what they can afford. Strong demand for housing has returned within the limits of affordability. The market has attracted consumers by adjusting prices, increasing incentives and driving down production costs to facilitate homebuying by customers, and customers have responded, with the understanding that the cost of housing will likely continue to be higher.
Although declining year-over-year through price reductions, together with the use of interest rate buy-downs and other incentives, the average sales price of homes has now stabilized with not much change sequentially. Concurrently, multifamily supply is increasing, and in some geographies, we have seen excess supply, which is moderating rental rates. As such, we do not expect a significant decrease or increase in rents. Overall, we believe that the housing market has leveled, and while net average sales prices are lower, cancellations have been normalizing and margins have stabilized, as cost reductions in value engineering provide an offset to the price reductions. In addition, we believe that the new supply of homes will be limited as developed land is also in short supply and increasingly more expensive to develop. This is expected to continue to limit available inventory and maintain the imbalance between supply and demand. With volume and production as constants, we use margin as our volatility shock absorber. If market conditions deteriorate, we compromise margin through price reductions and increased incentives, but we generate strong cash flow. If conditions improve, we improve margins and bottom line while also generating strong cash flow. Our primary focus is on cash flow.
Against this backdrop, we have remained focused on our core strategies that are driving our company forward.
•Focus on Production and Volume to Drive Efficiency, Cash Flow and Margins - We will continue to remain production and volume-focused, with a primary focus on driving production efficiency, higher inventory turns, higher cash flow and strong margins, while focusing on return on assets. At the same time, we will continue to keep production pace and sales pace closely matched using our digital marketing and Dynamic Pricing Model.
•Work Side-by-Side with Our Trade Partners on Costs and Cost Structure - We will continue to work side-by-side with our trade partners to maintain our now properly configured cost structure relative to the current sale price environment while we continue to reduce cycle time to pre-supply chain crisis levels. We have held costs down as the market has stabilized, as reflected in our margin improvement and in the number of homes that were construction-ready and available for delivery in the third quarter.
•Sharpen Attention on Land and Land Bank Strategies - We will continue to sharpen our attention on land and land acquisitions, as well as land and land bank strategies. We have made significant progress in reducing land held on our balance sheet, which now stands at 1.5 years owned and 73% controlled homesites. Like our trade partners, our land partners or sellers have become strategic partners in maintaining volume and increasing market share while concurrently helping to reduce costs.
•Manage Operating Costs and Reduce S,G&A Expense - We will continue to manage our operating costs and reduce our S,G&A expense so that even at lower gross margins, we will drive a strong net margin. We have been improving our S,G&A leverage over the past years quarter-by-quarter to new record lows and many of those changes, though not all, are hard-wired. We have seen upward pressure on some of our sales, marketing and realtor costs in order to find purchasers and drive new sales. However, we believe if we continue to drive volume, we’ll be able to constrain increases and manage to attractive cost levels and net margins.
•Maintain Tight Inventory Control - We will continue to maintain tight inventory control. We have recently significantly improved inventory control by focusing on selling homes in inventory and increasing our attention to, among other things, underperforming communities and products and plans that are not selling as expected. We are focused on clearing homes that are complete and closable, rather than selling homes that we intend to close many quarters in the future. We have significantly reduced cycle time and expect to continue to bring down our cycle time down to pre-pandemic levels. This will free up a significant amount of cash that currently is tied up in the increased inventory dollars related to homes under construction.
•Focus on Cash Flow and Bottom Line to Enhance our Balance Sheet - We will continue to focus on our cash flow and bottom line to protect and enhance our already strong balance sheet. We expect to continue to generate considerable earnings and cash flow which will give us the flexibility to retire debt and repurchase our stock opportunistically, which will improve total shareholder returns and return on equity.
In summary, the housing market has continued to be defined by housing shortage and generally strong demand that is prepared to transact. Accordingly, we executed on our core strategies against the economic and industry backdrop. Given consistent execution, we are extremely well positioned for continued success as strong demand for affordable offerings continues to exceed the current short supply. Knowing what to do and executing our plan has driven this quarter's success and ensures consistent success for the foreseeable future. As we look ahead to a successful fourth quarter and into 2024, we are positioned for and expect to see much of the same as we go forward.
We will continue to provide limited guidance to give some boundaries for various components of our expected results for the fourth quarter and full year 2023. We expect our new orders for the fourth quarter of 2023 to be in the range of 16,200 and 17,200 homes. We expect our deliveries for the fourth quarter to be between 21,500 and 22,500 homes with a gross margin between 24.4% and 24.6%. We expect our S,G&A expenses as a percentage of home sale revenues to be between 6.7% and 6.9% as we continue to focus on maintaining sales and production paces. We expect our fourth quarter ending community count to increase mid-single digits year-over-year. Our fourth quarter average sales price should be consistent with the third quarter. Additionally, we are targeting delivery volume for the full year 2023 to be between 70,800 and 71,800 homes which is an increase of 7% to 8% year-over-year.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.1 billion, or $3.87 per diluted share, in the third quarter of 2023, compared to net earnings attributable to Lennar of $1.5 billion, or $5.03 per diluted share, in the third quarter of 2022. Results for the third quarter of 2023 included unrealized mark-to-market losses of $15.7 million on our publicly traded technology investments. Results for the third quarter of 2022 included unrealized mark-to-market losses of $85.8 million, a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment and a $53.6 million benefit in income taxes primarily related to the resolution of an uncertain state tax position. Excluding mark-to-market losses on technology investments in both years and one-time items in the prior year, third quarter net earnings attributable to Lennar in 2023 were $1.1 billion or $3.91 per diluted share, compared to third quarter net earnings attributable to Lennar in 2022 of $1.5 billion or $5.18 per diluted share.

Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,285,873	—	—	—	—	8,285,873
Sales of land	20,430	—	—	—	—	20,430
Other revenues	12,312	266,206	137,394	7,388	—	423,300
Total revenues	8,318,615	266,206	137,394	7,388	—	8,729,603
Costs and expenses:
Costs of homes sold	6,261,578	—	—	—	—	6,261,578
Costs of land sold	18,720	—	—	—	—	18,720
Selling, general and administrative expenses	582,765	—	—	—	—	582,765
Other costs and expenses	—	117,211	139,759	6,155	—	263,125
Total costs and expenses	6,863,063	117,211	139,759	6,155	—	7,126,188
Equity in loss from unconsolidated entities	(4,016)	—	(6,922)	(13,051)	—	(23,989)
Other income (expense), net and other gains (losses)	42,284	—	554	1,313	—	44,151
Lennar Other unrealized losses from technology investments	—	—	—	(15,713)	—	(15,713)
Operating earnings (loss)	$1,493,820	148,995	(8,733)	(26,218)	—	1,607,864
Corporate general and administrative expenses	—	—	—	—	114,144	114,144
Charitable foundation contribution	—	—	—	—	18,559	18,559
Earnings (loss) before income taxes	$1,493,820	148,995	(8,733)	(26,218)	(132,703)	1,475,161

	Three Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,439,125	—	—	—	—	8,439,125
Sales of land	32,397	—	—	—	—	32,397
Other revenues (1)	7,974	202,078	243,056	9,801	—	462,909
Total revenues	8,479,496	202,078	243,056	9,801	—	8,934,431
Costs and expenses:
Costs of homes sold	5,973,889	—	—	—	—	5,973,889
Costs of land sold	34,994	—	—	—	—	34,994
Selling, general and administrative expenses	485,854	—	—	—	—	485,854
Other costs and expenses	—	138,730	215,433	10,007	—	364,170
Total costs and expenses	6,494,737	138,730	215,433	10,007	—	6,858,907
Equity in earnings (loss) from unconsolidated entities	(14,652)	—	20,863	(19,521)	—	(13,310)
Other income (expense), net and other gains (losses)	(6,883)	—	1	(12,414)	—	(19,296)
Lennar Other unrealized losses from technology investments	—	—	—	(85,839)	—	(85,839)
Operating earnings (loss)	$1,963,224	63,348	48,487	(117,980)	—	1,957,079
Corporate general and administrative expenses	—	—	—	—	115,557	115,557
Charitable foundation contribution	—	—	—	—	17,248	17,248
Earnings (loss) before income taxes	$1,963,224	63,348	48,487	(117,980)	(132,805)	1,824,274

	Nine Months Ended August 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$22,016,279	—	—	—	—	22,016,279
Sales of land	46,462	—	—	—	—	46,462
Other revenues	82,196	672,166	432,661	15,419	—	1,202,442
Total revenues	22,144,937	672,166	432,661	15,419	—	23,265,183
Costs and expenses:
Costs of homes sold	16,980,746	—	—	—	—	16,980,746
Costs of land sold	52,729	—	—	—	—	52,729
Selling, general and administrative expenses	1,543,259	—	—	—	—	1,543,259
Other costs and expenses	—	331,835	443,069	19,426	—	794,330
Total costs and expenses	18,576,734	331,835	443,069	19,426	—	19,371,064
Equity in loss from unconsolidated entities	(13,109)	—	(29,331)	(62,491)		(104,931)
Other income (expense), net and other gains (losses)	59,974	—	1,243	(3,706)		57,511
Lennar Other unrealized losses from technology investments	—	—	—	(14,170)		(14,170)
Operating earnings (loss)	$3,615,068	340,331	(38,496)	(84,374)	—	3,832,529
Corporate general and administrative expenses	—	—	—	—	365,002	365,002
Charitable foundation contribution	—	—	—	—	49,292	49,292
Earnings (loss) before income taxes	$3,615,068	340,331	(38,496)	(84,374)	(414,294)	3,418,235

	Nine Months Ended August 31, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$22,124,565	—	—	—	—	22,124,565
Sales of land	63,888	—	—	—	—	63,888
Other revenues (1)	21,230	578,945	686,436	21,579	—	1,308,190
Total revenues	22,209,683	578,945	686,436	21,579	—	23,496,643
Homebuilding costs and expenses:
Costs of homes sold	15,769,536	—	—	—	—	15,769,536
Costs of land sold	71,365	—	—	—	—	71,365
Selling, general and administrative	1,400,887	—	—	—	—	1,400,887
Other costs and expenses	—	320,871	654,322	23,650	—	998,843
Total costs and expenses	17,241,788	320,871	654,322	23,650	—	18,240,631
Equity in earnings (loss) from unconsolidated entities	(10,076)	—	22,429	(47,224)	—	(34,871)
Other income (expense), net and other gains (losses)	(4,334)	—	39	(21,269)	—	(25,564)
Lennar Other unrealized losses from technology investments	—	—	—	(558,974)	—	(558,974)
Operating earnings	$4,953,485	258,074	54,582	(629,538)	—	4,636,603
Corporate general and administrative expenses	—	—	—	—	334,425	334,425
Charitable foundation contribution	—	—	—	—	46,335	46,335
Earnings (loss) before income taxes	$4,953,485	258,074	54,582	(629,538)	(380,760)	4,255,843
(1) During the three and nine months ended August 31, 2022, other revenues in our Multifamily segment included land sales to unconsolidated entities of $62.2 million and $210.0 million, respectively.
Three Months Ended August 31, 2023 versus Three Months Ended August 31, 2022
Revenues from home sales decreased 2% in the third quarter of 2023 to $8.3 billion from $8.4 billion in the third quarter of 2022. Revenues were lower primarily due to a 9% decrease in average sales price of home deliveries, partially offset by an 8% increase in the number of home deliveries. New home deliveries increased to 18,559 homes in the third quarter of 2023 from 17,248 homes in the third quarter of 2022. The average sales price of homes delivered was $448,000 in the third quarter of 2023, compared to $491,000 in the third quarter of 2022. The decrease in average sales price of homes delivered in the third quarter of 2023 compared to the same period last year was primarily due to pricing to market and product mix.

Gross margins on home sales were $2.0 billion, or 24.4%, in the third quarter of 2023, compared to $2.5 billion, or 29.2%, in the third quarter of 2022. During the third quarter of 2023, gross margins decreased because revenues per square foot decreased year over year as we priced homes to market, which was partially offset by a decrease in costs per square foot due to lower material costs. In addition, land costs increased year over year.
Selling, general and administrative expenses were $582.8 million in the third quarter of 2023, compared to $485.9 million in the third quarter of 2022. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.0% in the third quarter of 2023, from 5.8% in the third quarter of 2022, primarily due to an increase in the use of brokers due to current market conditions.
Operating earnings for the Financial Services segment were $149.0 million ($148.3 million net of noncontrolling interests) in the third quarter of 2023, compared to $63.0 million in the third quarter of 2022. In 2022, the operating earnings included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment. Excluding this one-time charge, operating earnings were $98.5 million in the third quarter of 2022. The increase in operating earnings in 2023 was primarily due to a higher profit per locked loan in our mortgage business as a result of higher margins, and higher lock volume because of an increased capture rate. There was also an increase in profitability in our title business primarily due to benefits of our technology efforts.
Operating loss for the Multifamily segment was $8.7 million in the third quarter of 2023, compared to operating earnings of $48.5 million ($45.9 million net of noncontrolling interests) in the third quarter of 2022. Operating loss for the Lennar Other segment was $26.2 million in the third quarter of 2023, compared to operating loss of $118.0 million in the third quarter of 2022. Lennar Other operating loss in the third quarter of 2023 was due to operating losses from certain strategic investments and mark-to-market losses on our publicly traded technology investments. Lennar Other operating loss in the third quarter of 2022 was primarily due to mark-to-market losses on our technology investments.
Nine Months Ended August 31, 2023 versus Nine Months Ended August 31, 2022
Revenues from home sales were $22.0 billion and $22.1 billion in the nine months ended August 31, 2023 and 2022, respectively. Revenues were flat primarily because of a 6% increase in the number of home deliveries, which was offset by a 6% decrease in average sales price of home deliveries. New home deliveries increased to 49,292 homes in the nine months ended August 31, 2023 from 46,335 homes in the nine months ended August 31, 2022. The average sales price of homes delivered was $448,000 in the nine months ended August 31, 2023, compared to $479,000 in the nine months ended August 31, 2022. The decrease in average sales price of homes delivered in the nine months ended August 31, 2023 compared to the same period last year was primarily due to pricing to market and product mix.
Gross margins on home sales were $5.0 billion, or 22.9%, in the nine months ended August 31, 2023, compared to $6.4 billion, or 28.7%, in the nine months ended August 31, 2022. During the nine months ended August 31, 2023, gross margins decreased because revenues per square foot decreased year over year as we priced homes to market and costs per square foot increased primarily due to higher material and labor costs. In addition, land costs increased year over year.
Selling, general and administrative expenses were $1.5 billion in the nine months ended August 31, 2023, compared to $1.4 billion in the nine months ended August 31, 2022. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.0% in the nine months ended August 31, 2023, from 6.3% in the nine months ended August 31, 2022, primarily due to an increase in the use of brokers due to current market conditions.
During the nine months ended August 31, 2023, our homebuilding operating earnings included $102.7 million of interest income due to an increase in cash balances and higher interest rates, which was partially offset by an impairment of $36.8 million of an investment in a joint venture.
Operating earnings for the Financial Services segment were $340.3 million ($338.7 million net of noncontrolling interests) in the nine months ended August 31, 2023, compared to $257.1 million in the nine months ended August 31, 2022. In 2022, operating earnings included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgment. Excluding this one-time charge, operating earnings were $292.6 million in the third quarter of 2022. The increase in operating earnings in 2023 was primarily due to a higher profit per locked loan in our mortgage business as a result of higher margins, and higher lock volume because of an increased capture rate. There was also an increase in profitability in our title business primarily due to benefits of our technology efforts.
Operating loss for the Multifamily segment was $38.5 million ($38.4 million net of noncontrolling interests) in the nine months ended August 31, 2023, compared to operating earnings of $54.6 million ($52.0 million net of noncontrolling interests) in the nine months ended August 31, 2022. Operating loss for the Lennar Other segment was $85.8 million in the nine months ended August 31, 2023, compared to operating loss of $629.5 million in the nine months ended August 31, 2022. Lennar Other operating loss in the nine months ended August 31, 2023 was primarily related to operating losses from certain strategic investments. Lennar Other operating loss in the nine months ended August 31, 2022 was primarily due to mark-to-market losses on our publicly traded technology investments.
For the nine months ended August 31, 2023 and 2022, we had tax provisions of $824.2 million and $951.3 million, respectively, which resulted in overall effective income tax rates of 24.2% and 22.4%, respectively. In the nine months ended August 31, 2023, our overall effective income tax rate was higher than last year, primarily due to the resolution of an uncertain state tax position and the retroactive reinstatement of the new energy efficient home credit, both during the third quarter of 2022.

Homebuilding Segments
At August 31, 2023, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,397,446	1,677,337	30.0%	528,089	21	3,353	5,699	16,538	553,700
Central	1,598,527	1,224,134	23.4%	252,147	6	1,582	1,029	6,778	261,542
Texas	1,174,858	878,430	25.2%	214,919	749	897	—	3,306	219,871
West	3,108,783	2,467,213	20.6%	464,351	934	2,421	(90)	12,352	479,968
Other (2)	6,259	14,464	(131.1)%	(17,976)	—	4,059	(10,654)	3,310	(21,261)
Totals	$8,285,873	6,261,578	24.4%	1,441,530	1,710	12,312	(4,016)	42,284	1,493,820

	Three Months Ended August 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,521,247	1,722,167	31.7%	642,974	(1,618)	879	505	(259)	642,482
Central	1,566,610	1,191,833	23.9%	271,939	625	429	215	(856)	272,351
Texas	1,138,901	789,121	30.7%	279,148	105	342	—	(781)	278,814
West	3,208,713	2,262,658	29.5%	790,072	(1,709)	1,036	2,137	(3,093)	788,443
Other (2)	3,654	8,110	(121.9)%	(4,751)	—	5,288	(17,509)	(1,894)	(18,866)
Totals	$8,439,125	5,973,889	29.2%	1,979,382	(2,597)	7,974	(14,652)	(6,883)	1,963,224

	Nine Months Ended August 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$6,573,925	4,647,466	29.3%	1,410,551	(1,809)	27,646	12,057	35,374	1,483,819
Central	4,022,372	3,147,086	21.8%	558,979	6,671	23,263	802	17,425	607,140
Texas	3,329,348	2,586,507	22.3%	512,886	16	6,060	—	9,269	528,231
West	8,075,810	6,573,159	18.6%	1,036,142	(11,145)	12,906	1,572	26,465	1,065,940
Other (2)	14,824	26,528	(79.0)%	(26,284)	—	12,321	(27,540)	(28,559)	(70,062)
Totals	$22,016,279	16,980,746	22.9%	3,492,274	(6,267)	82,196	(13,109)	59,974	3,615,068

	Nine Months Ended August 31, 2022
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$6,394,206	4,409,479	31.0%	1,541,118	(7,911)	2,871	(1,512)	13,730	1,548,296
Central	3,956,302	3,044,277	23.1%	629,206	2,244	889	646	(1,761)	631,224
Texas	3,038,064	2,110,824	30.5%	722,023	2,976	839	—	(2,855)	722,983
West	8,718,178	6,180,948	29.1%	2,080,936	(2,693)	2,595	4,844	(7,942)	2,077,740
Other (2)	17,815	24,008	(34.8)%	(19,141)	(2,093)	14,036	(14,054)	(5,506)	(26,758)
Totals	$22,124,565	15,769,536	28.7%	4,954,142	(7,477)	21,230	(10,076)	(4,334)	4,953,485
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022
East	5,605	5,647	$2,430,072	2,538,479	$434,000	450,000
Central	3,807	3,501	1,598,527	1,566,610	420,000	447,000
Texas	4,102	3,447	1,174,859	1,138,901	286,000	330,000
West	5,036	4,649	3,108,783	3,208,713	617,000	690,000
Other	9	4	6,258	3,655	695,000	914,000
Total	18,559	17,248	$8,318,499	8,456,358	$448,000	491,000
Of the total homes delivered listed above, 66 homes with a dollar value of $32.6 million and an average sales price of $494,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2023, compared to 46 home deliveries with a dollar value of $17.2 million and an average sales price of $375,000 for the three months ended August 31, 2022.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022
East	15,272	14,927	$6,669,141	6,436,576	$437,000	431,000
Central	9,327	8,966	4,022,372	3,956,302	431,000	441,000
Texas	11,431	9,272	3,329,349	3,038,064	291,000	328,000
West	13,243	13,151	8,075,810	8,718,178	610,000	663,000
Other	19	19	14,824	17,816	780,000	938,000
Total	49,292	46,335	$22,111,496	22,166,936	$448,000	479,000
Of the total homes delivered listed above, 201 homes with a dollar value of $95.2 million and an average sales price of $474,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2023, compared to 115 home deliveries with a dollar value of $42.4 million and an average sales price of $368,000 for the nine months ended August 31, 2022.
Sales Incentives (1):

	Three Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,
	2023	2022	2023	2022
East	$30,600	8,300	6.6%	1.8%
Central	27,200	7,500	6.1%	1.6%
Texas	49,300	19,200	14.7%	5.5%
West	39,200	15,600	6.0%	2.2%
Other	89,800	86,900	11.4%	8.7%
Total	$36,400	12,300	7.5%	2.5%

	Nine Months Ended
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31,		August 31,
	2023	2022	2023	2022
East	$31,200	7,000	6.7%	1.6%
Central	30,500	6,600	6.6%	1.5%
Texas	57,500	15,200	16.5%	4.4%
West	48,800	10,200	7.4%	1.5%
Other	95,300	93,500	10.9%	9.1%
Total	$42,000	9,500	8.6%	1.9%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022	2023	2022
East	362	328	5,779	5,675	$2,398,206	2,514,776	$415,000	443,000
Central	277	296	4,003	3,033	1,669,911	1,348,226	417,000	445,000
Texas	235	217	4,730	2,577	1,302,268	776,156	275,000	301,000
West	375	345	5,140	3,077	3,261,380	2,015,897	635,000	655,000
Other	4	3	14	4	7,877	2,668	563,000	667,000
Total	1,253	1,189	19,666	14,366	$8,639,642	6,657,723	$439,000	463,000
Of the total homes listed above, 82 homes with a dollar value of $42.0 million and an average sales price of $512,000 represent homes in six active communities from unconsolidated entities for the three months ended August 31, 2023, compared to 79 homes with a dollar value of $39.4 million and an average sales price of $499,000 in seven active communities for the three months ended August 31, 2022.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022
East	15,540	16,558	$6,606,656	7,401,602	$425,000	447,000
Central	9,926	9,721	4,179,439	4,413,718	421,000	454,000
Texas	11,604	8,718	3,261,481	2,887,204	281,000	331,000
West	14,650	12,889	9,159,865	8,834,508	625,000	685,000
Other	25	19	17,106	16,499	684,000	868,000
Total	51,745	47,905	$23,224,547	23,553,531	$449,000	492,000
Of the total homes delivered listed above, 252 homes with a dollar value of $117.3 million and an average sales price of $465,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2023, compared to 183 home deliveries with a dollar value of $87.5 million and an average sales price of $478,000 for the nine months ended August 31, 2022.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2023 and 2022.
We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
East	13%	12%	16%	9%
Central	10%	15%	16%	9%
Texas	17%	33%	20%	24%
West	13%	31%	13%	18%
Other	—%	—%	7%	50%
Total	13%	21%	16%	14%
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	As of August 31,		As of August 31,		As of August 31,
	2023	2022	2023	2022	2023	2022
East	8,973	9,903	$3,757,839	4,538,997	$419,000	458,000
Central	4,624	5,912	2,012,497	2,791,899	435,000	472,000
Texas	2,870	3,712	769,216	1,302,409	268,000	351,000
West	4,847	6,203	3,310,533	4,251,491	683,000	685,000
Other	7	4	3,446	2,626	492,000	656,000
Total	21,321	25,734	$9,853,531	12,887,422	$462,000	501,000
Of the total homes in backlog listed above, 217 homes with a backlog dollar value of $99.8 million and an average sales price of $460,000 represent the backlog from unconsolidated entities at August 31, 2023, compared to 147 homes with a backlog dollar value of $73.8 million and an average sales price of $502,000 at August 31, 2022.

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
Three Months Ended August 31, 2023 versus Three Months Ended August 31, 2022
Homebuilding East: Revenues from home sales decreased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to a decrease in the number of home deliveries in Florida and New Jersey and a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey. The decrease in the number of home deliveries in Florida and New Jersey was due to a decrease in deliveries per active community due to the timing of opening and closing of communities. The increase in the number of home deliveries in Alabama, Pennsylvania and South Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Alabama, Florida, Pennsylvania and South Carolina was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in New Jersey was primarily due to product mix. In the third quarter of 2023, an increase in revenues per square foot was more than offset by an increase in costs per square foot primarily due to higher material and labor costs, thus gross margin percentage of home deliveries decreased. In addition, land costs increased year over year.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia, Tennessee and Virginia, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Tennessee. The increase in the number of home deliveries in Illinois, Indiana, Maryland, Minnesota and North Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states in the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Maryland, Minnesota, North Carolina and Virginia was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in other states in the segment was primarily due to product mix. In the third quarter of 2023, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot, which resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding Texas: Revenues from home sales increased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the third quarter of 2023, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot, which resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Homebuilding West: Revenues from home sales decreased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to a decrease in the average sales price of homes delivered in all the states in the segment which was partially offset by an increase in the number of home deliveries in all the states in the segment except in Utah and Washington. The decrease in the average sales price of homes delivered in all the states in the segment was primarily due to pricing to market and product mix. The increase in the number of home deliveries in Arizona, California, Colorado, Idaho, Nevada and Oregon was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the number of home deliveries in other states in the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. In the third quarter of 2023, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot, which resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Nine Months Ended August 31, 2023 versus Nine Months Ended August 31, 2022
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey and an increase in the average sales price of homes delivered in all the states in the segment except in Alabama. The increase in the number of home deliveries in Alabama, Florida, Pennsylvania and South Carolina was primarily due to an increase in the number of active communities. The decrease in the number of home deliveries in New Jersey was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered in Florida, New Jersey, Pennsylvania and South Carolina was primarily due to product mix. The decrease in the average sales price of homes delivered in Alabama was primarily due to pricing to market and product mix. In the nine months ended August 31, 2023, an increase in revenues per square foot was more than offset by an increase in costs per square foot primarily due to higher materials and labor costs, thus gross margin percentage of home deliveries decreased. In addition, land costs increased year over year.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia, Tennessee and Virginia, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois, Indiana, Maryland and Tennessee. The increase in the number of home deliveries in Illinois, Indiana, Maryland, Minnesota and North Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states in the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Minnesota, North Carolina and Virginia was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in other states in the segment was primarily due to product mix. In the nine months ended August 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs remained relatively flat year over year.
Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the nine months ended August 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Homebuilding West: Revenues from home sales decreased in the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022, primarily due to a decrease in the average sales price of homes delivered in all the states in the segment, which was partially offset by an increase in the number of home deliveries in all the states in the segment except in California, Colorado, Utah and Washington. The decrease in the average sales price of homes delivered in all the states in the segment was primarily due to pricing to market and product mix. The increase in the number of home deliveries in Arizona, Idaho, Nevada and Oregon was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states of the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. In the nine months ended August 31, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2023	2022	2023	2022
Dollar value of mortgages originated	$4,435,000	3,549,000	11,531,000	9,816,000
Number of mortgages originated	11,900	9,200	31,200	25,700
Mortgage capture rate of Lennar homebuyers	81%	67%	79%	70%
Number of title and closing service transactions	18,900	17,500	50,800	48,500
At August 31, 2023 and November 30, 2022, the carrying value of Financial Services' commercial mortgage-backed securities was $141.0 million and $143.3 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	August 31, 2023	November 30, 2022
Multifamily investments in unconsolidated entities	$623,269	648,126
Lennar's net investment in Multifamily	1,056,365	935,961

Statement of Operations	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2023	2022	2023	2022
Number of operating properties/investments sold through joint ventures	—	1	—	1
Lennar's share of gains on the sale of operating properties/investments	$—	19,730	—	19,730
Lennar Other Segment
Lennar Other primarily includes strategic investments in technology companies, primarily managed by our LENX subsidiary, and fund interests we retained when we sold the Rialto Capital Management ("Rialto") asset and investment management platform in 2018. At August 31, 2023 and November 30, 2022, we had $773.6 million and $788.5 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $288.5 million and $316.5 million, respectively. The investments in equity securities of Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder"), and Sunnova Energy International, Inc. ("Sunnova") are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on our technology investments:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2023	2022	2023	2022
Blend Labs (BLND)	$386	(518)	(360)	(21,510)
Hippo (HIPO)	(17,166)	(32,933)	(14,933)	(195,336)
Opendoor (OPEN)	23,638	(54,391)	38,459	(218,751)
SmartRent (SMRT)	(1,707)	(23,118)	8,219	(71,431)
Sonder (SOND)	(91)	(168)	(549)	(2,300)
Sunnova (NOVA)	(20,773)	25,289	(45,006)	(49,646)
Lennar Other unrealized losses from technology investments	$(15,713)	(85,839)	(14,170)	(558,974)
(2) Financial Condition and Capital Resources
At August 31, 2023, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $4.1 billion, compared to $4.8 billion at November 30, 2022 and $1.6 billion at August 31, 2022.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At August 31, 2023, we had $3.9 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby providing approximately $6.5 billion of available capacity.
Operating Cash Flow Activities
During the nine months ended August 31, 2023 and 2022, cash provided by operating activities totaled $2.6 billion and $551 million, respectively. During the nine months ended August 31, 2023, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $434 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $168 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by a decrease in accounts payable and other liabilities of $882 million, primarily due to the payment of income taxes and an increase in other assets of $101 million.

During the nine months ended August 31, 2022, cash provided by operating activities was impacted primarily by our net earnings, excluding Lennar Other mark-to-market losses on our publicly trade technology investments and other losses of $579 million, a decrease in loans held-for-sale of $319 million primarily related to the sale of loans originated by our Financial Services segment, and an increase in accounts payable and other liabilities of $181 million. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $3.9 billion and an increase in receivables of $164.4 million primarily related to an increase in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid.
Investing Cash Flow Activities
During the nine months ended August 31, 2023 and 2022, cash used in investing activities totaled $115 million and $131 million, respectively. During the nine months ended August 31, 2023, our cash used in investing activities was primarily due to cash contributions of $153 million to unconsolidated entities, which included (1) $75 million to Homebuilding unconsolidated entities, (2) $58 million to Lennar other unconsolidated entities and (3) $20 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $70 million, which primarily included (1) $48 million from Homebuilding unconsolidated entities, (2) $21 million from our Lennar Other unconsolidated entities, and (3) $1 million from Multifamily entities.
During the nine months ended August 31, 2022, our cash used in investing activities was primarily due to cash contributions of $396.7 million to unconsolidated entities, which included (1) $276 million to Homebuilding unconsolidated entities, (2) $100.7 million to Lennar Other unconsolidated entities, and (3) $20 million to Multifamily unconsolidated entities. In addition, we had $94 million of purchases of investment securities related to technology investments included in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $332 million, which primarily included (1) $230 million from Multifamily unconsolidated entities, (2) $47 million from Homebuilding unconsolidated entities, and (3) $56 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During the nine months ended August 31, 2023 and 2022, cash used in financing activities totaled $3.2 billion and $1.8 billion, respectively. During the nine months ended August 31, 2023, cash used in financing activities was primarily due to (1) $981 million of net repayments under our Financial Services' warehouse facilities; (2) $842 million in repurchases of our common stock, which included $769 million of repurchases under our repurchase program and $72 million of repurchases related to our equity compensation plan; (3) the early redemption of $425 million aggregate principal amount of our 5.875% senior notes due November 2024; (4) $208 million of repurchases of our senior notes due in fiscal year 2024 (5) $325 million of dividend payments; and (6) $256 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the nine months ended August 31, 2022, cash used in financing activities was primarily due to (1) the early redemption of $575 million aggregate principal amount of 4.75% senior notes due November 2022; (2) $238 million of net repayments under our Financial Services' warehouse facilities; (3) $919 million of repurchases of our common stock, which included $847 million of repurchases under our repurchase program and $72 million of repurchases related to our equity compensation plan; and (4) $330 million of dividend payments. These were partially offset by $328 million of net proceeds from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2023	November 30, 2022	August 31, 2022
Homebuilding debt	$3,320,119	4,047,294	4,057,496
Stockholders’ equity	25,656,619	24,100,500	22,977,278
Total capital	$28,976,738	28,147,794	27,034,774
Homebuilding debt to total capital	11.5%	14.4%	15.0%
Homebuilding debt	$3,320,119	4,047,294	4,057,496
Less: Homebuilding cash and cash equivalents	3,887,809	4,616,124	1,309,364
Net Homebuilding debt	$(567,690)	(568,830)	2,748,132
Net Homebuilding debt to total capital (1)	(2.3)%	(2.4)%	10.7%
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

At August 31, 2023, Homebuilding debt to total capital was lower compared to both November 30, 2022 and August 31, 2022, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns and debt repurchases, partially offset by share repurchases.
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
Subject to market conditions, we plan to spin off our Multifamily and single family home for rent asset management businesses, together with some investment assets, by transferring them to a newly formed subsidiary, Quarterra Group, Inc. ("Quarterra"), and distributing the stock of that subsidiary to our stockholders. That would make us more of a pure play homebuilding company. At this time, we have deferred this transaction due to market conditions.
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended
	August 31,
(Dollars in thousands)	2023	2022
Homebuilding average debt outstanding	$3,890,590	$4,921,656
Average interest rate	4.9%	4.7%
Interest incurred	$146,206	180,869
The maximum available borrowings on our unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	August 31, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
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
Under our Credit Facility agreement, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of August 31, 2023. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of August 31, 2023:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2023
Minimum net worth test	$13,024,540	19,231,774
Maximum leverage ratio	65.0%	(0.8)%
Liquidity test	1.00	74.91

Financial Services Warehouse Facilities
Our Financial Services segment uses residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial warehouse facilities finance LMF Commercial loan origination and securitization activities and were secured by up to 80% interests in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the nine months ended August 31, 2023 and 2022 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2023, treasury shares increased by 7.8 million shares primarily due to our repurchase of 7.0 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2022, treasury shares decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. During the nine months ended August 31, 2022, this decrease in treasury shares was partially offset by our repurchase of 8.2 million and 1.1 million shares of Class A and Class B common stock, respectively, through our stock repurchase program.
On September 27, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.375 per share on both its Class A and Class B common stock, payable on October 26, 2023 to holders of record at the close of business on October 12, 2023. On July 21, 2023, the company paid a cash dividend of $0.375 per share on both of its Class A and Class B common stock to holders of record at the close of business on July 7, 2023, as declared by its Board of Directors on June 22,2023. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2022 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of "Obligors" together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2023 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2023 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	August 31, 2023	November 30, 2022
Due from non-guarantor subsidiaries	$20,808,708	17,959,091
Equity method investments	1,004,248	1,090,831
Total assets	43,764,258	40,929,435
Total liabilities	9,370,601	10,455,359

Nine Months Ended
(In thousands)	August 31, 2023
Total revenues	$21,850,498
Operating earnings	3,526,895
Earnings before income taxes	3,120,832
Net earnings attributable to Lennar	2,365,125
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at August 31, 2023, except for one joint venture that had an other-than-temporary impairment which is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2023, we had equity investments in 51 active homebuilding and land unconsolidated entities (of which 4 had recourse debt, 15 had non-recourse debt and 32 had no debt) and 48 active homebuilding and land unconsolidated entities at November 30, 2022. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of August 31, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Bank debt without recourse to Lennar	$1,355,552	92,095	385,080	753,811	124,566	—
Land seller and other debt without recourse to Lennar	9,131	—	—	—	9,131	—
Maximum recourse debt exposure to Lennar	10,525	—	—	—	10,525	—
Debt issuance costs	(14,712)	—	—	—	—	(14,712)
Total	$1,360,496	92,095	385,080	753,811	144,222	(14,712)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.

Multifamily: Investments in Unconsolidated Entities
At August 31, 2023, Multifamily had equity investments in 22 active unconsolidated entities that are engaged in multifamily residential developments (of which 19 had non-recourse debt and 3 had no debt) and 23 active unconsolidated entities at November 30, 2022. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the nine months ended August 31, 2023 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2023	2024	2025	Thereafter	Other
Debt without recourse to Lennar	$4,781,414	573,408	1,645,042	1,338,774	1,224,190	—
Debt issuance costs	(20,738)	—	—	—	—	(20,738)
Total	$4,760,676	573,408	1,645,042	1,338,774	1,224,190	(20,738)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform in 2018, we retained our ability to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (loss) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $162.8 million and $185.1 million as of August 31, 2023 and November 30, 2022, respectively.
As of August 31, 2023 and November 30, 2022, we had strategic technology investments in unconsolidated entities of $125.8 million and $131.5 million, respectively. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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

The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
August 31, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	94,607	31,534	126,141
Central	44,145	25,468	69,613
Texas	77,866	24,946	102,812
West	61,721	23,176	84,897
Other	5,411	1,891	7,302
Total homesites	283,750	107,015	390,765	1.5
% of total homesites	73%	27%

				Years of
August 31, 2022	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	104,754	39,994	144,748
Central	41,538	32,473	74,011
Texas	87,868	33,020	120,888
West	67,070	33,181	100,251
Other	5,758	1,891	7,649
Total homesites	306,988	140,559	447,547	2.2
% of total homesites	69%	31%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, except for a decrease of $979.0 million borrowings under the Financial Services' warehouse repurchase facilities and a decrease of $719.0 million in Homebuilding senior notes and other debts payable.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2023 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
As of August 31, 2023, we had no outstanding borrowings under our Credit Facility.
As of August 31, 2023, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.0 billion under residential facilities and $20.0 million under LMF Commercial facilities.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2023

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2023	2024	2025	2026	2027	2028	Thereafter	Total	2023
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$2.7	871.2	676.3	456.0	1,275.9	37.7	—	3,319.8	3,271.8
Average interest rate	4.2%	4.6%	4.7%	5.1%	4.8%	6.2%	—	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	131.4	131.4	132.0
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,022.8	—	—	—	—	—	—	1,022.8	1,022.8
Average interest rate	7.0%	—	—	—	—	—	—	7.0%	—
Multifamily:
Notes payable:
Variable rate	$—	3.5	—	—	—	—	—	3.5	3.5
Average interest rate	—	3.6%	—	—	—	—	—	3.6%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, "Co-CEOs") and our Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2023:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2023	46,264	$113.96	43,810	21,560,537
July 1 to July 31, 2023	1,183,364	$121.49	1,122,714	20,437,823
August 1 to August 31, 2023	1,833,911	$122.56	1,833,476	18,604,347
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
Items 3 - 4. Not Applicable
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1*
Separation Agreement and General Release, dated July 14, 2023, between Lennar Corporation and Rick Beckwitt - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 14, 2023.

31.1**	Rule 13a-14(a) certification by Stuart Miller.
31.2**	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3**	Rule 13a-14(a) certification by Diane Bessette.
32.***	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.**	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, filed on September 29, 2023, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	September 29, 2023	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	September 29, 2023	/s/ David Collins
David Collins
Vice President and Controller